Form 10-Q
period 2017-03-31
Kayne Anderson Acquisition Corp
filed 2017-05-15
CIK 1692787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38048

KAYNE ANDERSON ACQUISITION CORP.

(Exact name of Registrant as specified in its charter)

Delaware	81-4675947
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

811 Main Street 14th Floor Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

(713) 493-2000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of May 15, 2017, there were 37,732,112 Class A common stock, par value $0.0001 (“Class A Common Stock”) and 9,433,028 shares of the Company’s Class B common stock, par value $0.0001 (“Class B Common Stock”), issued and outstanding.

KAYNE ANDERSON ACQUISITION CORP.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

KAYNE ANDERSON ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current asset — cash	$249	$7,500
Deferred offering costs	602,312	38,234

Total Assets	$602,561	$45,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued formation and offering costs	$314,937	$3,110
Sponsor note	265,000	20,000

Total current liabilities	579,937	23,110
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,062,500 shares issued and outstanding	1,006	1,006

Additional paid-in capital	23,994	23,994
Accumulated deficit	(2,376)	(2,376)

Total stockholders’ equity	22,624	22,624

Total liabilities and stockholders’ equity	$602,561	$45,734

See accompanying notes to condensed financial statements

KAYNE ANDERSON ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

For the three months ended March 31, 2017

(unaudited)

Revenues	$—
General and administrative expenses	—

Net income (loss) attributable to common shares	$—

Weighted average number of shares outstanding:
Basic and diluted	9,433,028

Net loss per common share:
Basic and diluted	$(0.00)

See accompanying notes to condensed financial statements

KAYNE ANDERSON ACQUISITION CORP.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2017

(unaudited)

	Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2016	10,062,500	$1,006	$23,994	$(2,376)	$22,624
Net income (loss)	—	—	—	—	—

Balances, March 31, 2017	10,062,500	$1,006	$23,994	$(2,376)	$22,624

See accompanying notes to condensed financial statements

KAYNE ANDERSON ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

For the three months ended March 31, 2017

(unaudited)

Net income (loss)	$—
Adjustments to reconcile net loss to net cash used in operations:

Net cash used in operating activities	—

Cash flows from financing activities:
Proceeds from Sponsor note	245,000
Payment of offering costs	(252,251)

Net cash used in financing activities	(7,251)

Decrease in cash	(7,251)
Cash at beginning of period	7,500

Cash at end of period	$249

Supplemental disclosure of financing activities:
Offering costs included in accrued formation and offering costs	$311,827

See accompanying notes to condensed financial statements

KAYNE ANDERSON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 1—Description of Organization and Business Operations

Organization and General

Kayne Anderson Acquisition Corp. (the “Company”) was incorporated in Delaware on December 12, 2016. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). We intend to focus our search for a target business in the energy industry. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

At March 31, 2017, the Company had not commenced any operations. All activity for the three months ended March 31, 2017 relates to the Company’s formation and the initial public offering (“Public Offering”) described below. On April 4, 2017, the Company closed its Public Offering (See Note 3 and Note 6). The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

Sponsor

The Company’s sponsor is Kayne Anderson Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Public Offering (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on March 29, 2017.

The Trust Account

The proceeds held in the trust account with American Stock Transfer & Trust Company, LLC acting as trustee (the “Trust Account”) will be invested only in U.S. government treasury bills with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any shares of Class A Common Stock included in the units (the “Public Shares”) sold in the Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of such shares of Class A

Common Stock if it does not complete the Initial Business Combination within 24 months from the closing of the Public Offering; and (iii) the redemption of 100% of the shares of Class A Common Stock included in the Units sold in the Public Offering if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under rules of The Nasdaq Stock Market. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the Initial Business Combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A Common Stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors have entered into letter agreements with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquire shares of Class A Common Stock in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The Company’s stockholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the common stock, except that the Company will provide its stockholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of the Initial Business Combination, subject to the limitations described herein.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2017 and the results of operations and cash flows for the period presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on March 30, 2017 and with the audited balance sheet included in the Form 8-K filed by the Company with the SEC on April 10, 2017 and the unaudited pro forma balance sheet included in the Form 8-K filed by the Company with the SEC on April 26, 2017.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities and Exchange Act of 1934, as amended, or the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. The weighted average shares outstanding for the three months ended March 31, 2017 excludes 629,472 shares which were subsequently forfeited by the Sponsor (see Note 4). At March 31, 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering.” Deferred offering costs of approximately $602,000 consist of costs incurred in connection with formation and preparation for the Public Offering. These costs together with the underwriter discount, were charged to additional paid in capital upon completion of the Public Offering in April 2017.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company’s management does not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3—Public Offering

Subsequent to March 31, 2017, the Company closed its Public Offering of 37,732,112 units at a price of $10.00 per unit (the “Units”), with gross proceeds of $377,321,120 from the sale of Units. The closings occurred on April 4, 2017 with respect to 35,000,000 Units and on April 21, 2017 with respect to 2,732,112 Units related to the partial exercise of the underwriters’ over-allotment option.

Each Unit consists of one share of the Company’s Class A Common Stock , and one-third of one warrant (each, a “Warrant” and, collectively, the “Warrants”). Each whole Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share. No fractional warrants will be issued upon separation of the Units and only whole Warrants will trade. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s Initial Business Combination or 12 months from the closing of the Public Offering, and will expire five years after the completion of the Company’s Initial Business Combination or earlier upon redemption or liquidation. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sent the notice of redemption to the Warrant holders.

The Company paid an underwriting discount of 2.0% of the per Unit offering price (or $7,546,422) to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of 3.5% of the gross offering proceeds (or $13,206,239) payable upon the Company’s completion of an Initial Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination.

The Company granted the underwriters a 45-day option to purchase up to 5,250,000 additional Units to cover over-allotments, if any (“Over-Allotment Units”) at the initial public offering price less the underwriting discounts and commissions. The 2,732,112 Units issued in connection with the over-allotment option are identical to the Units issued in the Public Offering.

Note 4—Related Party Transactions

Founder Shares

During December 2016, the Sponsor purchased 10,062,500 shares of Class B Common Stock (the “Founder Shares”) for an aggregate price of $25,000, or approximately $0.002 per share. In March 2017, the Sponsor transferred 40,000 Founder Shares to each of the Company’s two independent director nominees at their original purchase price. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A Common Stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Public Offering except that the Founder Shares automatically convert into shares of Class A Common Stock at the time of the Company’s Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Holders of Founder Shares may also elect to convert their shares of Class B Common Stock into an equal number of shares of Class A Common Stock, subject to adjustment as provided above, at any time. Prior to the Public Offering, the Sponsor agreed to forfeit up to 1,312,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture was to be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Public Offering. On April 21, 2017, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 629,472 of its Founder Shares.

The Company’s initial stockholders agreed subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination, (x) if the last sale price of the Company’s Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

Upon the closing of the Public Offering on April 4, 2017 and April 21, 2017, the Sponsor purchased an aggregate of 6,364,281 warrants at a price of $1.50 per warrant in a private placement (the “Private Placement Warrants”) (includes 364,281 warrants related to the Over-Allotment Units exercised) at a price of $1.50 per whole warrant ($9,546,422 in the aggregate) in a private placement. Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A Common Stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering to be held in the Trust Account. If the Initial Business Combination is not completed within 24 months from the closing of the Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A Common Stock) pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights.

The holders of Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans will not be able to sell these securities until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Loans

On December 23, 2016, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering pursuant to a promissory note (the “Note”). At March 31, 2017, the Company had borrowed $265,000 under the Note. These non-interest bearing loans were paid in full on April 4, 2017 upon completion of the Public Offering.

Administrative Support Agreement

The Company has agreed to pay an affiliate of the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 5—Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 200,000,000 shares of Class A Common Stock and 20,000,000 shares of Class B Common Stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A Common Stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination, to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2017 and December 31, 2016, there were 10,062,500 shares of Class B Common Stock issued and outstanding (See Note 6).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2017 and December 31, 2016, there were no shares of preferred stock issued or outstanding.

Note 6—Subsequent Events

On April 4, 2017, the Company consummated its Public Offering of 35,000,000 Units, each Unit consisting of one share of Class A Common Stock and one-third of one Warrant to purchase one share of Class A Common Stock. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $350,000,000. On April 4, 2017, simultaneously with the consummation of the Public Offering, the Company completed a private placement of an aggregate of 6,000,000 Private Placement Warrants to the Sponsor, generating gross proceeds of $9,000,000.

On April 21, 2017, the Company consummated the closing of the sale of 2,732,112 additional Units upon receiving notice of the underwriters’ election to partially exercise their over-allotment option, generating an additional gross proceeds of $27,321,120. Simultaneously with the exercise of the over-allotment option, the Company consummated the private placement of an additional 364,281 Private Placement Warrants to the Sponsor, generating gross proceeds of $546,422.

In addition, the 10,062,500 Founder Shares held by the Company’s initial stockholders (prior to the exercise of the over-allotment) included an aggregate of up to 1,312,500 Founder Shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full, so that the initial stockholders would collectively own 20.0% of issued and outstanding shares of the Company. Since the underwriters exercised the over-allotment option in part and purchased 2,732,112 of the total possible 5,250,000 Over-Allotment Units, the Sponsor forfeited 629,472 Founder Shares on April 21, 2017 in order to maintain ownership of 20.0% of issued and outstanding shares of the Company. The Founder Shares forfeited by the Sponsor were cancelled by the Company.

On April 26, 2017, the Company announced that, commencing on April 27, 2017, the holders of Units issued in its Public Offering may elect to separately trade shares of Class A Common Stock and Warrants included in the Units. The Units not separated will continue to trade on The Nasdaq Capital Market under the symbol “KAACU.” Shares of Class A Common Stock and the Warrants are trading on The Nasdaq Capital Market under the symbols “KAAC” and “KAACW,” respectively. No fractional warrants will be issued upon separation of the Units and only whole Warrants will trade.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us” or “we” refer to Kayne Anderson Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

Overview

We are a blank check company incorporated on December 12, 2016 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). We intend to focus our search for a target business in the energy industry. For our purposes, we define the energy industry as companies that own and operate assets that are used in or provided services to the energy sector, including, but not limited to, assets used in exploring, developing, producing, transporting, storing, gathering, processing, fractionating, refining, distributing or marketing of natural gas, natural gas liquids, crude oil or refined products. We intend to effectuate our Initial Business Combination using cash from the proceeds of our public offering (the “Public Offering”) and the sale of warrants in a private placement that occurred simultaneously with the Public Offering (the “Private Placement Warrants”), our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a business combination:

•	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;

•	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

•	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to incur significant costs in the pursuit of our business combination plans. We cannot assure you that our plans to raise capital or to complete our Initial Business Combination will be successful.

Recent Events

On April 4, 2017, we consummated our Public Offering of 35,000,000 units at a price of $10.00 per unit (the “Units”), generating gross proceeds of $350,000,000. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value (“Class A Common Stock”), and one-third of one warrant (each, a “Warrant” and, collectively, the “Warrants”). Simultaneously with our Public Offering, Kayne Anderson Sponsor, LLC (the “Sponsor”) purchased 6,000,000 warrants in a private placement (the “Private Placement Warrants”), generating gross proceeds of $9,000,000.

On April 21, 2017, we completed the sale of 2,732,112 additional Units upon receiving notice of the underwriters’ election to partially exercise its over-allotment option (the “Over-allotment Units”), generating additional gross proceeds of $27,321,120. Simultaneously with the exercise of the over-allotment option, we sold an additional 364,281 Private Placement Warrants to the Sponsor, generating gross proceeds of $546,422.

Results of Operations and Known Trends or Future Events

During the three months ended March 31, 2017, we have neither engaged in any operations nor generated any revenues. We incurred offering costs during the quarter of approximately $564,000 with regard to the Public Offering, which are included as deferred offering costs on the balance sheet as of March 31, 2017. Our only activities during the quarter were those necessary to prepare our Public Offering, which was consummated on April 4, 2017.

Following our Public Offering, we expect to incur expenses as a result of being a public company (for legal, financial reporting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates.

Liquidity and Capital Resources

During the three months ended March 31, 2017, our liquidity needs have been satisfied through loans to us of $265,000 by our Sponsor under an unsecured promissory note. As of March 31, 2017, we had $249 in cash.

Upon the completing the Public Offering (including the sale of Over-Allotment Units) and the Private Placement Warrants, $377,321,120 was deposited in a trust account with American Stock Transfer & Trust Company acting as trustee (the “Trust Account”). Other than the withdrawal of interest to pay taxes, the proceeds held in the Trust Account will remain in the Trust Account until the earlier (i) the completion of the Initial Business Combination; (ii) the redemption of any shares of Class A Common Stock included in the Units sold in the Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of such shares of Class A Common Stock if we do not complete the Initial Business Combination within 24 months from the closing of the Public Offering; and (iii) the redemption of 100% of the shares of Class A Common Stock included in the Units sold in the Public Offering if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Public Offering (subject to the requirements of law).

As of April 30, 2017, after paying underwriters fees and offering costs, we had approximately $1,200,000 of proceeds outside the Trust Account which may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of March 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. In connection with our Public Offering, we entered into an Administrative Services Agreement, by and between us and KA Fund Advisors, LLC an affiliate of our Sponsor. We have agreed to pay KA Fund Advisors, LLC a total of $5,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our Initial Business Combination or our liquidation, we will cease paying these monthly fees.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instrument and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2017, we were not subject to any market or interest rate risk. Subsequent to March 31, 2017, $377,321,120 of the net proceeds of the Public Offering and the sale of Private Placement Warrants in April 2017 were deposited into a trust account that is invested solely in a money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2017, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our prospectus dated March 29, 2017 except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 4, 2017 and April 21, 2017, we consummated the aggregate sale of 6,364,281warrants in a private placement at a price of $1.50 per warrant (the “Private Placement Warrants”), generating total proceeds of $9,546,422. The Private Placement Warrants, which were purchased by Kayne Anderson Sponsor, LLC, the Company’s sponsor (the “Sponsor”), are substantially similar to the public warrants, except that if held by the Sponsor or its permitted assigns, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination. If the Private Placement Warrants are held by holders other than the Sponsor, the Private Placement Warrants will be redeemable by the Company and exercisable by holders on the same basis as the public warrants. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds from the Public Offering

Following the closing of the Public Offering (including the sale of Over-Allotment Units) and the Private Placement Warrants, $377,321,120 was placed into the trust account. The proceeds in the trust account may be invested solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We paid approximately $800,000 of offering cost including the repayment of the note from our Sponsor and the remaining proceeds of approximately $1,200,000 held outside the Trust Account will be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith

SIGNATURES

In accordance to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYNE ANDERSON ACQUISITION CORP.

Date: May 15, 2017	/s/ ROBERT S. PURGASON
Robert S. Purgason
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2017	/s/ TERRY A. HART
Terry A. Hart
Chief Financial Officer (Principal Financial and Accounting Officer)