Form 10-Q
period 2017-06-30
Kayne Anderson Acquisition Corp
filed 2017-08-14
CIK 1692787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of August 10, 2017, there were 37,732,112 Class A common stock, par value $0.0001 (“Class A Common Stock”) and 9,433,028 shares of the Company’s Class B common stock, par value $0.0001 (“Class B Common Stock”), issued and outstanding.

KAYNE ANDERSON ACQUISITION CORP.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

KAYNE ANDERSON ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets
Cash	$1,024,431	$7,500
Prepaid expenses and other current assets	194,104	—

Total Current Assets	1,218,535	7,500
Investment held in trust account	377,865,145	—
Deferred offering costs	—	38,234

Total Assets	$379,083,680	$45,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued formation and offering costs	$2,000	$3,110
Accrued expenses	932,000	—
Accrued franchise taxes	43,000
Accrued income taxes	170,349	—
Sponsor note	—	20,000

Total Current Liabilities	1,147,349	23,110
Deferred underwriting compensation	13,206,239	—

Total Liabilities	14,353,588	23,110
Class A common stock subject to possible redemption; 35,973,009 and 0 shares, respectively, at June 30, 2017 and December 31, 2016 (at redemption value of approximately $10.00 per share)	359,730,090	—

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,759,103 and 0 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively (excluding 35,973,009 shares subject to possible redemption as of June 30, 2017)	176	—
Class B convertible common stock, $0.0001 par value; 20,000,000 shares authorized; 9,433,028 and 10,062,500 shares issued and outstanding of June 30, 2017 and December 31, 2016, respectively	943	1,006
Additional paid-in capital	5,734,529	23,994
Accumulated deficit	(735,646)	(2,376)

Total Stockholders’ Equity	5,000,002	22,624

Total Liabilities and Stockholders’ Equity	$379,083,680	$45,734

See accompanying notes to condensed financial statements

KAYNE ANDERSON ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Revenues	$—	$—
Expenses
General and administrative expenses	1,063,946	1,063,946
Franchise tax expense	43,000	43,000

Total expenses	1,106,946	1,106,946

Loss from operations	(1,106,946)	(1,106,946)
Other income — investment income on Trust Account	544,025	544,025

Loss before income taxes	(562,921)	(562,921)
Current income tax expense	(170,349)	(170,349)

Net loss attributable to common shares	$(733,270)	$(733,270)

Weighted average number of shares outstanding:
Basic and diluted (excluding shares subject to redemption)	11,042,745	10,242,333

Net loss per common share:
Basic and diluted	$(0.07)	$(0.07)

See accompanying notes to condensed financial statements

KAYNE ANDERSON ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2017

(unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2016	—	$—	10,062,500	$1,006	$23,994	$(2,376)	$22,624
Sale of Class A Common Stock to Public	37,732,112	3,773	—	—	377,317,347	—	377,321,120
Forfeiture of Class B Common Stock by Sponsor	—	—	(629,472)	(63)	63	—	—
Underwriters’ discount and offering expenses	—	—	—	—	(21,426,804)	—	(21,426,804)
Sale of 6,364,281 Private Placement Warrants at $1.50 per warrant	—	—	—	—	9,546,422	—	9,546,422
Shares subject to possible redemption	(35,973,009)	(3,597)	—	—	(359,726,493)	—	(359,730,090)
Net loss	—	—	—	—	—	(733,270)	(733,270)

Balances, June 30, 2017	1,759,103	$176	9,433,028	$943	$5,734,529	$(735,646)	$5,000,002

See accompanying notes to condensed financial statements

KAYNE ANDERSON ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2017

(unaudited)

Cash flows from operating activities:
Net loss	$(733,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Trust income retained in Trust Account	(544,025)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(194,104)
Increase in accrued expenses and taxes, net	1,144,239

Net cash used in operating activities	(327,160)
Net cash used in investing activities,
Cash deposited into Trust Account	(377,321,120)
Cash flows from financing activities:
Proceeds from Public Offering	377,321,120
Proceeds from sale of Private Placement Warrants	9,546,422
Payment of underwriting costs	(7,546,422)
Payment of offering costs	(635,909)
Proceeds from Sponsor note	245,000
Payment of Sponsor note	(265,000)

Net cash provided by financing activities	378,665,211
Net increase in cash	1,016,931
Cash at beginning of period	7,500

Cash at end of period	$1,024,431

Supplemental disclosure of financing activities:
Offering costs included in accrued formation and offering costs	$2,000

Deferred underwriting compensation	$13,206,239

See accompanying notes to condensed financial statements

KAYNE ANDERSON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1—Description of Organization and Business Operations

Organization and General

Kayne Anderson Acquisition Corp. (the “Company”) was incorporated in Delaware on December 12, 2016. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company’s focus is to search for a target business in the energy industry. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

On April 4, 2017, the Company closed its initial public offering (“Public Offering”) (See Note 3 and Note 6). The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

Sponsor

The Company’s sponsor is Kayne Anderson Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Public Offering (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on March 29, 2017.

The Trust Account

The proceeds held in the trust account with American Stock Transfer & Trust Company, LLC acting as trustee (the “Trust Account”) are invested in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2017 and the results of operations and cash flows for the period presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

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

The weighted average shares outstanding for the three and six months ended June 30, 2017 excludes 629,472 shares which were subsequently forfeited by the Sponsor (see Note 4). At June 30, 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering.” The Company incurred approximately $674,000 of offering costs in connection with preparation for the Public Offering. These costs together with the underwriting discounts of $20,752,661 (including $13,206,239 of which payment is deferred), were charged to additional paid in capital upon completion of the Public Offering in April 2017.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

During the three and six months ended June 30, 2017, the Company recorded income tax expense of $170,349 primarily related to interest income earned on the trust account. Until the Company completes an Initial Business Combination, its general and administrative expenses will be deferred for tax purposes.

At June 30, 2017, the Company has a deferred tax asset of approximately $372,000 primarily related to the deferral of its general and administrative expenses. Management has determined that a full valuation allowance on the deferred tax asset is appropriate at this time after consideration of all available positive and negative evidence related to the realization of the deferred tax asset.

The Company’s effective tax rate for the three and six months ended June 30, 2017 was -30% which is a result of the full valuation allowance against its deferred tax asset.

Recent Accounting Pronouncements

The Company’s management does not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3—Public Offering

In April 2017, the Company closed its Public Offering of 37,732,112 units at a price of $10.00 per unit (the “Units”), with gross proceeds of $377,321,120 from the sale of Units. The closings occurred on April 4, 2017 with respect to 35,000,000 Units and on April 21, 2017 with respect to 2,732,112 Units related to the partial exercise of the underwriters’ over-allotment option.

Each Unit consists of one share of the Company’s Class A Common Stock, and one-third of one warrant (each, a “Warrant” and, collectively, the “Warrants”). Each whole Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s Initial Business Combination or 12 months from the closing of the Public Offering, and will expire five years after the completion of the Company’s Initial Business Combination or earlier upon redemption or liquidation. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sent the notice of redemption to the Warrant holders.

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

Note 4—Related Party Transactions

Founder Shares

During December 2016, the Sponsor purchased 10,062,500 shares of Class B Common Stock (the “Founder Shares”) for an aggregate price of $25,000, or approximately $0.002 per share. During the six months ended June 30, 2017, the Sponsor transferred 40,000 Founder Shares to each of the Company’s three independent directors at their original purchase price. As used herein, unless the context otherwise requires,

Founder Shares shall be deemed to include the shares of Class A Common Stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Public Offering except that the Founder Shares automatically convert into shares of Class A Common Stock at the time of the Company’s Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Holders of Founder Shares may also elect to convert their shares of Class B Common Stock into an equal number of shares of Class A Common Stock, subject to adjustment as provided above, at any time. Prior to the Public Offering, the Sponsor agreed to forfeit up to 1,312,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture was to be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Public Offering. On April 21, 2017, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 629,472 of its Founder Shares.

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

Registration Rights

The holders of Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans, if any, are entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A Common Stock) pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights.

The holders of Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans will not be able to sell these securities until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Loans

On December 23, 2016, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering pursuant to a promissory note (the “Note”). On April 4, 2017, upon completion of the Public Offering, the Company paid in full the aggregate $265,000 of borrowings under the Note.

Administrative Support Agreement

The Company has agreed to pay an affiliate of the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company paid the affiliate of the Sponsor $15,000 for such services for the three and six months ended June 30, 2017, respectively.

Note 5—Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 200,000,000 shares of Class A Common Stock and 20,000,000 shares of Class B Common Stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A Common Stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination, to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2017, there were 37,732,112 shares of Class A Common Stock issued and outstanding, including 35,973,009 shares which are subject to redemption at that date. At June 30, 2017 and December 31, 2016, there were 9,433,028 and 10,062,500 shares of Class B Common Stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2017 and December 31, 2016, there were no shares of preferred stock issued or outstanding.

Note 6—Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2017 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	June 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$377,865,145	$377,865,145	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception relate to our formation, the Public Offering which was consummated on April 4, 2017 and efforts directed toward locating a suitable Initial Business Combination. We will not generate any operating revenue until after completion of an Initial Business Combination, at the earliest. Prior to such time, we will generate non-operating income in form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates.

For the three and six months ended June 30, 2017, we had a net loss of $733,270, which consisted primarily of general and administrative expenses of $1,063,946 (including $15,000 administrative fees paid to related party), franchise tax expense of $43,000 and income tax expense of $170,349. These expenses were partially offset by interest received from the Trust Account of $544,025. During the quarter we incurred significant costs conducting due diligence around a potential acquisition that we are no longer pursuing.

Liquidity and Capital Resources

In April 2017, upon the completing the Public Offering (including the sale of Over-Allotment Units) and the Private Placement Warrants, $377,321,120 was deposited in a trust account with American Stock Transfer & Trust Company acting as trustee (the “Trust Account”). Other than the withdrawal of interest to pay taxes, the proceeds held in the Trust Account will remain in the Trust Account until the earlier (i) the completion of the Initial Business Combination; (ii) the redemption of any shares of Class A Common Stock included in the Units sold in the Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of such shares of Class A Common Stock if we do not complete the Initial Business Combination within 24 months from the closing of the Public Offering; and (iii) the redemption of 100% of the shares of Class A Common Stock included in the Units sold in the Public Offering if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Public Offering (subject to the requirements of law).

Until the consummation of the Public Offering, our liquidity needs were satisfied through loans from our Sponsor of $265,000 under an unsecured promissory note. The loans were non-interest bearing and were paid in full on April 4, 2017 upon completion of the Public Offering. As of June 30, 2017, we had $1,024,431 in cash held outside the Trust Account which may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, interest income on the funds held in the Trust Account may be released to pay our franchise and income taxes. At June 30, 2017, $544,025 is available to pay these taxes.

We do not believe we will need to raise additional public funds prior to the consummation of an Initial Business Combination to meet the expenditures required for operating our business. To the extent that we require additional funds to operate our business, we expect our Sponsor will make loans to us (up to $1,500,000, of which may be converted into warrants).

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. In connection with our Public Offering, we entered into an Administrative Services Agreement, by and between us and KA Fund Advisors, LLC an affiliate of our Sponsor. We have agreed to pay KA Fund Advisors, LLC a total of $5,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our Initial Business Combination or our liquidation, we will cease paying these monthly fees.

The underwriters are entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($7,546,422) were paid at the closing of the Public Offering and 3.5% ($13,206,239) was deferred and placed in the Trust Account. The deferred discount will become payable to the underwriters only on completion of the Initial Business Combination, subject to the terms of the underwriting agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During April 2017, $377,321,120 of the net proceeds of the Public Offering and the sale of Private Placement Warrants were deposited into a trust account that is invested solely in a money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2017, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We paid approximately $674,000 of offering cost and the remaining proceeds of approximately $1,326,000 held outside the Trust Account will continue to be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description

1.1	Underwriting Agreement, dated March 29, 2017, by and between the Company, Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC. (1)

3.1	Amended and Restated Certificate of Incorporation. (1)

4.1	Warrant Agreement, dated March 29, 2017, by and between American Stock Transfer & Trust Company, LLC and the Company. (1)

10.1	Investment Management Trust Account Agreement, dated March 29, 2017, by and between American Stock Transfer & Trust Company, LLC and the Company. (1)

10.2	Registration Rights Agreement, dated March 29, 2017, by and among the Company and the initial security holders. (1)

10.3	Letter Agreement, dated March 29, 2017, by and between the Company, the initial security holders and the officers and directors of the Company. (1)

10.4	Administrative Services Agreement, dated March 29, 2017, by and between the Company and KA Fund Advisors, LLC. (1)

31.1	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 4, 2017.

SIGNATURES

In accordance to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYNE ANDERSON ACQUISITION CORP.

Date: August 14, 2017	/s/ ROBERT S. PURGASON
Robert S. Purgason
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2017	/s/ TERRY A. HART
Terry A. Hart
Chief Financial Officer) (Principal Financial and Accounting Officer)