Form 10-Q
period 2017-09-30
Kayne Anderson Acquisition Corp
filed 2017-11-13
CIK 1692787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Emerging growth company	☒

Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of November 10, 2017, there were 37,732,112 Class A common stock, par value $0.0001 (“Class A Common Stock”) and 9,433,028 shares of the Company’s Class B common stock, par value $0.0001 (“Class B Common Stock”), issued and outstanding.

KAYNE ANDERSON ACQUISITION CORP.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

KAYNE ANDERSON ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets
Cash	$555,254	$7,500
Prepaid expenses and other current assets	130,792	—

Total Current Assets	686,046	7,500
Investment held in trust account	378,284,003	—
Deferred offering costs	—	38,234

Total Assets	$378,970,049	$45,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued formation and offering costs	$—	$3,110
Accrued expenses	685,175	—
Accrued franchise taxes	98,900
Accrued income taxes	35,694	—
Sponsor note	—	20,000

Total Current Liabilities	819,769	23,110
Deferred underwriting compensation	13,206,239	—

Total Liabilities	14,026,008	23,110
Class A common stock subject to possible redemption; 35,994,404 and 0 shares, respectively, at September 30, 2017 and December 31, 2016 (at redemption value of approximately $10.00 per share)	359,944,040	—

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,737,708 and 0 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively (excluding 35,994,404 shares subject to possible redemption as of September 30, 2017)	174	—
Class B convertible common stock, $0.0001 par value; 20,000,000 shares authorized; 9,433,028 and 10,062,500 shares issued and outstanding of September 30, 2017 and December 31, 2016, respectively	943	1,006
Additional paid-in capital	5,513,873	23,994
Accumulated deficit	(514,989)	(2,376)

Total Stockholders’ Equity	5,000,001	22,624

Total Liabilities and Stockholders’ Equity	$378,970,049	$45,734

See accompanying notes to condensed financial statements

KAYNE ANDERSON ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2017	Nine months Ended September 30, 2017
Revenues	$—	$—
Expenses
General and administrative expenses	276,956	1,340,902
Franchise tax expense	55,900	98,900

Total expenses	332,856	1,439,802

Loss from operations	(332,856)	(1,439,802)
Other income — investment income on Trust Account	809,858	1,353,883

Income (loss) before income taxes	477,002	(85,919)
Current income tax expense	(256,345)	(426,694)

Net income (loss) attributable to common shares	$220,657	$(512,613)

Weighted average number of shares outstanding:
Basic (excluding shares subject to redemption)	11,191,898	10,582,053

Diluted	47,165,140	10,582,053

Net income (loss) per common share:
Basic	$0.02	$(0.05)

Diluted	$0.00	$(0.05)

See accompanying notes to condensed financial statements

KAYNE ANDERSON ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2017

(unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2016	—	$—	10,062,500	$1,006	$23,994	$(2,376)	$22,624
Sale of Class A Common Stock to Public	37,732,112	3,773	—	—	377,317,347	—	377,321,120
Forfeiture of Class B Common Stock by Sponsor	—	—	(629,472)	(63)	63	—	—
Underwriters’ discount and offering expenses	—	—	—	—	(21,433,512)	—	(21,433,512)
Sale of 6,364,281 Private Placement Warrants at $1.50 per warrant	—	—	—	—	9,546,422	—	9,546,422
Shares subject to possible redemption	(35,994,404)	(3,599)	—	—	(359,940,441)	—	(359,944,040)
Net loss	—	—	—	—	—	(512,613)	(512,613)

Balances, September 30, 2017	1,737,708	$174	9,433,028	$943	$5,513,873	$(514,989)	$5,000,001

See accompanying notes to condensed financial statements

KAYNE ANDERSON ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2017

(unaudited)

Cash flows from operating activities:
Net loss	$(512,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Trust income retained in Trust Account (net of $391,000 for income taxes paid)	(962,883)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(130,792)
Increase in accrued expenses and taxes, net	816,659

Net cash used in operating activities	(789,629)
Net cash used in investing activities,
Cash deposited into Trust Account	(377,321,120)
Cash flows from financing activities:
Proceeds from Public Offering	377,321,120
Proceeds from sale of Private Placement Warrants	9,546,422
Payment of underwriting costs	(7,546,422)
Payment of offering costs	(642,617)
Proceeds from Sponsor note	245,000
Payment of Sponsor note	(265,000)

Net cash provided by financing activities	378,658,503
Net increase in cash	547,754
Cash at beginning of period	7,500

Cash at end of period	$555,254

Supplemental disclosure of cash flow information:
Deferred underwriting compensation	$13,206,239

Income taxes paid	$391,000

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2017 and the results of operations and cash flows for the period presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, as of September 30, 2017, the Company does not have sufficient liquidity to meet its current obligations. However, management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company for a minimum one year from the date of issuance of these financial statements.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. An aggregate of 35,994,404 shares of Class A common stock subject to possible redemption at September 30, 2017 have been excluded from the calculation of basic income per common share. The Company has not considered the effect of the warrants sold in the Public Offering (including the consummation of the over-allotment) and Private Placement Warrants to purchase 18,941,651 shares of the Company’s Class A common stock in the calculation of diluted income per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events.

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

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering.” The Company incurred approximately $681,000 of offering costs in connection with preparation for the Public Offering. These costs together with the underwriting discounts of $20,752,661 (including $13,206,239 of which payment is deferred), were charged to additional paid in capital upon completion of the Public Offering in April 2017.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

During the three and nine months ended September 30, 2017, the Company recorded income tax expense of $256,345 and $426,694, respectively. Until the Company completes an Initial Business Combination, its general and administrative expenses will be deferred for tax purposes but any interest income on the Trust Account net of franchise taxes will result in taxable income. During the three months ended September 30, 2017, the Company made an estimated federal income tax payment of $391,000 resulting in an income tax liability of $35,694.

Current Tax Liability	$(35,694)

Deferred Tax Asset:
Deferred general and administrative expenses	$455,906
Valuation allowance	(455,906)

Deferred Tax Asset, net	$—

At September 30, 2017, the Company has $1,340,902 of deferred general and administrative expenses resulting in a deferred tax asset of $455,906. Management has determined that a full valuation allowance on the deferred tax asset is appropriate at this time after consideration of all available positive and negative evidence related to the realization of the deferred tax asset.

The Company’s federal statutory income tax rate is 34% and the effective tax rate for the three and nine months ended September 30, 2017 was 54% and -497% which is a result of the full valuation allowance against its deferred tax asset. The total income taxes were different from the amount computed by applying the federal statutory income tax rate of 34% to income before income taxes as follows:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Computed federal income tax benefit (expense) at 34%	$(162,181)	$29,212
Deferred general and administrative (expenses)	(94,164)	(455,906)

Total income tax (expense)	$(256,345)	$(426,694)

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

Note 4—Related Party Transactions

Founder Shares

During December 2016, the Sponsor purchased 10,062,500 shares of Class B Common Stock (the “Founder Shares”) for an aggregate price of $25,000, or approximately $0.002 per share. During the nine months ended September 30, 2017, the Sponsor transferred 40,000 Founder Shares to each of the Company’s three independent directors (or an aggregate of 120,000 Founder Shares) at their original purchase price. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A Common Stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Public Offering except that the Founder Shares automatically convert into shares of Class A Common Stock at the time of the Company’s Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Holders of Founder Shares may also elect to convert their shares of Class B Common Stock into an equal number of shares of Class A Common Stock, subject to adjustment as provided above, at any time. Prior to the Public Offering, the Sponsor agreed to forfeit up to 1,312,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture was to be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Public Offering. On April 21, 2017, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 629,472 of its Founder Shares.

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

Administrative Support Agreement

The Company has agreed to pay an affiliate of the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company paid the affiliate of the Sponsor $15,000 and $30,000 for such services for the three and nine months ended September 30, 2017, respectively.

Note 5—Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 200,000,000 shares of Class A Common Stock and 20,000,000 shares of Class B Common Stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A Common Stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination, to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2017, there were 37,732,112 shares of Class A Common Stock issued and outstanding, including 35,994,404 shares which are subject to redemption at that date. At September 30, 2017 and December 31, 2016, there were 9,433,028 and 10,062,500 shares of Class B Common Stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2017 and December 31, 2016, there were no shares of preferred stock issued or outstanding.

Note 6—Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2017 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	September 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$378,284,003	$378,284,003	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The issuance of additional shares of our stock in a business combination:

•	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;

•	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

•	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

•	Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to incur significant costs in the pursuit of our business combination plans. We cannot assure you that our plans to raise capital or to complete our Initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any operating revenue to date. Our only activities since inception relate to our formation, the Public Offering which was consummated on April 4, 2017 and efforts directed toward locating a suitable Initial Business Combination. We will not generate any operating revenue until after completion of an Initial Business Combination, at the earliest. Prior to such time, we will generate non-operating income in form of interest income on cash and cash equivalents. We incur increased expenses as a result of being a public company (for legal, financial reporting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates.

For the three months ended September 30, 2017, we had a net income of $220,657, which consisted primarily of interest income from the Trust Account of $809,858. This income was partially offset by general and administrative expenses of $276,956 (including $15,000 administrative fees paid to related party and $153,000 of due diligence costs), franchise tax expense of $55,900 and income tax expense of $256,345.

For the nine months ended September 30, 2017, we had a net loss of $512,613, which consisted primarily of general and administrative expenses of $1,340,902 (including $30,000 administrative fees paid to related party and $1,045,000 of due diligence costs), franchise tax expense of $98,900 and income tax expense of $426,694. These expenses were partially offset by interest received from the Trust Account of $1,353,883. During the period, we incurred significant costs conducting due diligence around potential acquisitions that we are no longer pursuing.

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

Until the consummation of the Public Offering, our liquidity needs were satisfied through loans from our Sponsor of $265,000 under an unsecured promissory note. The loans were non-interest bearing and were paid in full on April 4, 2017 upon completion of the Public Offering. As of September 30, 2017, we had $555,254 in cash held outside the Trust Account which may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, interest income on the funds held in the Trust Account may be released to pay our franchise and income taxes. During September, we paid $391,000 of estimated federal income tax with funds held in the Trust Account. At September 30, 2017, $962,883 is available to pay any additional taxes.

To the extent that we require additional funds to operate our business prior to the consummation of an Initial Business Combination, we expect our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to loan us funds as may be required. If we complete our Initial Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to the exercise price, exercisability and exercise period.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. In connection with our Public Offering, we entered into an Administrative Services Agreement, by and between us and KA Fund Advisors, LLC an affiliate of our Sponsor. We have agreed to pay KA Fund Advisors, LLC a total of $5,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our Initial Business Combination or our liquidation, we will cease paying these monthly fees.

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

During April 2017, $377,321,120 of the net proceeds of the Public Offering and the sale of Private Placement Warrants were deposited into a trust account that is invested solely in a money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2017, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

KAYNE ANDERSON ACQUISITION CORP.

Date: November 13, 2017	/s/ ROBERT S. PURGASON
Robert S. Purgason
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2017	/s/ TERRY A. HART
Terry A. Hart
Chief Financial Officer) (Principal Financial and Accounting Officer)