Form 10-K
period 2017-12-31
Kayne Anderson Acquisition Corp
filed 2018-03-27
CIK 1692787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-38048

KAYNE ANDERSON ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	81-4675947
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

811 Main Street, 14th Floor, Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 493-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC
Warrants to purchase one-third of one share of Common Stock	The NASDAQ Stock Market LLC
Units, each consisting of one share of Common Stock and one Warrant	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer , a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,”“smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2017, as reported on the Nasdaq Capital Market, was $378 million.

As of March 21, 2018, there were 37,732,112 Class A common stock, par value $0.0001per share (“Class A Common Stock”) and 9,433,028 shares of the Company’s Class B common stock, par value $0.0001 per share (“Class B Common Stock”), of the registrant issued and outstanding.

Unless otherwise stated in this annual report on Form 10-K, references to:

•	“we,” “us,” “company” or “our company” are to Kayne Anderson Acquisition Corp.;

•	“common stock” are to our Class A common stock and our Class B common stock, collectively;

•	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

•	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

•	“public stockholders” are to the holders of our public shares, including, without limitation, our initial stockholder and members of our management team to the extent our initial stockholder and/or members of our management team have purchased public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

•	“management” or our “management team” are to our executive officers and directors;

•	“sponsor” are to Kayne Anderson Sponsor, LLC, a Delaware limited liability company and an affiliate of Kayne Anderson;

•	“Kayne Anderson” are to Kayne Anderson Capital Advisors, L.P., a California limited partnership and its affiliates and the managing member of our sponsor;

•	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

•	“initial stockholders” are to holders of our founder shares prior to our initial public offering and their transferees;

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

PART I

Item 1.	Business

Overview

We are an early stage blank check company formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. We intend to acquire and operate a business in the energy industry and believe our management team is well suited to identify opportunities that have the potential to generate attractive risk-adjusted returns for our stockholders, although we may pursue a business combination opportunity in any business or industry. For our purposes, we define the energy industry as companies that own and operate assets that are used in or provided services to the energy sector, including, but not limited to, assets used in exploring, developing, producing, transporting, storing, gathering, processing, fractionating, refining, distributing or marketing of natural gas, natural gas liquids, crude oil or refined products.

Our management team and Kayne Anderson, an affiliate of our sponsor, have extensive experience in the energy industry—ranging from operating and acquiring companies within multiple sectors of the industry to making public and privately negotiated investments in the industry. We believe this experience makes us very well situated to identify, source, negotiate and execute a business combination with an attractive energy-related target.

We believe a key advantage in sourcing potential business combination targets is the network of contacts our management team and Kayne Anderson have, which includes senior executives in the industry, investment bankers, investment professionals at private equity firms and other financial sponsors and owners of private businesses. We believe Kayne Anderson’s reputation and expertise in the energy industry will make us a preferred partner for potential business combination targets. Another key sourcing advantage is Kayne Anderson’s existing investment activity in the energy industry, as we believe this will provide us with unique access to potential business combination targets. Further, we believe these industry relationships and investment activity give us a deep understanding of macro trends, investor expectations and market sentiment.

The domestic energy industry continued to recover from a multi-year downturn during 2017. Crude oil prices steadily increased during the second half of the year, which enabled many energy companies to increase their activity levels. More recently, crude oil prices have settled in a trading range of approximately $60 to $65 per barrel, and many experts are forecasting prices to be relatively stable over the next few years. This outlook for prices is supported by a much improved supply/demand balance and should result in a very favorable operating environment for the domestic energy sector over the next few years. In particular, the United States is expected to produce record levels of crude oil, natural gas and natural gas liquids during 2018, and is expected to be the largest source of global supply growth over the next three to five years. We are very optimistic about the sector’s outlook over this timeframe.

While the operating environment for the domestic energy sector is meaningfully improved, access to capital for many energy companies remains challenging. We believe the magnitude and length of the sector’s downturn has negatively impacted investors’ perception of the sector and willingness to invest in energy companies. We expect valuations and access to capital will improve to better reflect industry fundamentals, but this will take time.

We believe that many domestic energy companies, which need access to capital to grow their businesses, could view a business combination with us to be an attractive alternative. More challenging market conditions for publicly traded midstream companies – our primary area of focus continues to be a business combination in the midstream sector – makes it less likely such companies will aggressively pursue large M&A opportunities (reducing our competition for such assets). Further, a more challenging market for private midstream companies to complete an initial public offerings makes a business combination with us a more viable alternative to access the public markets.

Our objective is to generate attractive returns for our stockholders. We seek to do this by utilizing a disciplined investment process when reviewing candidates for our initial business combination. Our management team and the investment professionals at Kayne Anderson are industry experts with the ability to identify attractive business combination candidates and capitalize on favorable industry trends. The diversity of our operating and investing experience will enable us to consider candidates in multiple sectors within the energy industry (with an emphasis on the midstream sector) and target the area with the most compelling potential returns. We believe this flexibility increases the probability of successfully executing on our business strategy.

Kayne Anderson was founded in 1984 by Ric Kayne and John Anderson and has grown through a disciplined investment philosophy that emphasizes niche opportunities with attractive return expectations and lower risk characteristics. As of January 31, 2018, Kayne Anderson had approximately $27 billion under management, and of that amount, $17 billion was invested in energy companies. Today, the firm is recognized as a premier asset manager specializing in energy, credit, equity marketable securities, specialty real estate and growth private equity.

Kayne Anderson’s track record in energy investing began in 1992, and since that time the firm has raised nine upstream-focused private equity funds and numerous hedge funds, closed-end funds and separate accounts focused on investing in energy marketable securities. The firm has approximately 60 professionals focused on energy investing, including former industry executives, petroleum engineers, investment bankers and research analysts. As of January 31, 2018, the firm managed $7 billion in energy private equity funds and $10 billion in energy marketable securities funds.

Our Chief Executive Officer and a Senior Managing Director of Kayne Anderson, Robert Purgason, has over 35 years of experience in the energy industry, most recently serving as senior vice president, Access at Williams Companies, Inc. responsible for the Central Operation Area and Operational Excellence for the entire enterprise. Mr. Purgason has deep operational and commercial knowledge of midstream companies and has previously served as chief operating officer of Chesapeake Midstream Partners, L.L.C. and Crosstex Energy, L.P. Mr. Purgason’s strong leadership abilities, deep technical knowledge and energy-related M&A expertise make him well suited to evaluate candidates for our initial business combination and to serve as our Chief Executive Officer. He has served on the Board of Directors and is the past Chairman of the Texas Pipeline Association, the Board of Visitors Dean’s Advisory Council for the College of Engineering at The University of Oklahoma, the Advisory Board for the Chemical Biological & Materials Engineering School at The University of Oklahoma and past Program Chair and Director of GPA Midstream Association, where he authored numerous technical and marketing papers. He is currently a member of the Dallas Wildcat Committee and the National Association of Corporate Directors. Mr. Purgason also serves on the board of L.B. Foster Company, a manufacturing company specializing in rail, construction and energy related products.

Our Chairman, Kevin McCarthy, who is the co-founder and managing partner of Kayne Anderson’s energy marketable securities business, has over 30 years of experience advising and investing in upstream and midstream companies. He has deep, long-standing relationships in the energy industry and serves as chairman of the board and chief executive officer of Kayne Anderson’s four publicly traded closed-end funds (NYSE: KYN, KYE, KMF and KED) and is also on the board of directors of Range Resources Corporation (NYSE: RRC), a domestic upstream company.

We also draw on the experience of our Vice-Chairman and Kayne Anderson’s co-Chairman, Robert Sinnott, who has over 40 years of investment experience and oversees Kayne Anderson’s energy strategies. Since joining in 1992, Mr. Sinnott founded and built Kayne Anderson’s energy investment platform into one of the largest domestic energy investment firms. Mr. Sinnott has significant relationships in the energy industry, and he serves as a director of California Resources Corporation (NYSE: CRC), a domestic upstream company. Mr. Sinnott also serves as a member of the board of directors that oversees Plains GP Holdings, L.P. (NYSE: PAGP) and Plains All American Pipeline, L.P. (NYSE: PAA), which is a large publicly traded master limited partnership (MLP).

Business Strategy

Our business strategy is to identify, combine with and maximize the value of a company with operations in the energy industry. In executing on this strategy, we will look to find a target that (i) complements the experience of our management team and Kayne Anderson, (ii) can benefit from our team’s operating and financial expertise and (iii) represents a compelling investment opportunity. We will focus our efforts on opportunities where we feel we have a competitive advantage and are best situated to enhance the value of the business after completion of the business combination. The ultimate goal of this business strategy is to maximize stockholder value.

Our management team and the investment professionals at Kayne Anderson have an extensive network of contacts in the energy industry. We believe this network is a key competitive advantage in sourcing potential business combination targets. We also believe that Kayne Anderson’s reputation, experience and track record of making investments in the energy industry will make us a preferred partner for potential business combination targets. We believe many privately held and publicly traded companies in the sector consider Kayne Anderson to be a trusted partner and recognize the firm’s ability to add value and enhance returns.

In addition, we believe the breadth of Kayne Anderson’s investment activities in the energy industry is a competitive advantage. Kayne Anderson is very active in both the midstream and upstream sectors across the capital structure (i.e., both equity and debt investments) in both publicly traded and privately held companies. As a result, Kayne Anderson believes it has a broader window into the energy industry, giving us a better understanding of macro trends, investor expectations and market sentiment.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating candidates for our initial business combination. We will use these criteria and guidelines in evaluating business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to focus on candidates that we believe:

•	are well positioned to benefit from a recovery in energy industry activity levels and/or increased levels of production from the key domestic shale basins;

•	will benefit from our team’s operating expertise, technical expertise, structuring expertise, extensive network, insight and capital markets expertise in the energy industry;

•	have opportunities to grow the business through organic growth projects and third-party acquisitions;

•	will be well received by public investors and are expected to have good access to the public capital markets;

•	are engaged in activities that are consistent with Kayne Anderson’s view of macro trends in the energy industry; and

•	are expected to generate attractive risk-adjusted returns for our stockholders.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the Securities and Exchange Commission (the “SEC”).

Initial Business Combination

NASDAQ rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. Our board will make the determination as to the fair market value of a target business or businesses. If our board is not able to independently determine the fair market value of a target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or “FINRA”, or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business or there is a significant amount of uncertainty as to the value of the company’s assets or prospects.

We may, at our option, pursue a business combination opportunity jointly with one or more entities affiliated with Kayne Anderson and/or one or more investors in funds or separate accounts managed by Kayne Anderson, which we refer to as an “Affiliated Joint Acquisition.” Any such parties would co-invest only if permitted by applicable regulatory and other legal limitations and to the extent considered appropriate. An Affiliated Joint Acquisition may be effected through a co-investment with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by issuing to such parties a class of equity or equity-linked securities. The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. This is not an offer for any specified future issuance. Pursuant to the anti-dilution provisions of our Class B common stock, any such specified future issuance would result in an adjustment to the conversion ratio such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock outstanding plus all shares issued in the specified future issuance, unless the holders of a majority of the then-outstanding shares of Class B common stock agreed to waive such adjustment with respect to the specified future issuance at the time thereof. We cannot determine at this time whether a majority of the holders of our Class B common stock would then agree to so waive such adjustment to the conversion ratio. They may waive such adjustment due to (but not limited to) the following: (i) closing conditions which are part of the agreement for our initial business combination; (ii) negotiation with Class A stockholders on structuring an initial business combination; (iii) negotiation with parties providing financing which would trigger the anti-dilution provisions of the Class B common stock; or (iv) as part of the Affiliated Joint Acquisition. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B common stock, but would reduce the percentage ownership of holders of our Class A common stock. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our common stock.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons, including an Affiliated Joint Acquisition as described above. However, we will only complete a business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, of the “Investment Company Act”. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Our Business Combination Process

In evaluating business combinations, we conduct a thorough due diligence review process. Our due diligence review process is specific to each target business, but includes among other things, a review of historical and projected financial and operating data, meetings with management and their financial sponsors (if applicable), an assessment of the commodity price risk of the business and our ability to mitigate such risks with hedges, on-site inspection of assets, discussion with customers, legal and environmental reviews and other reviews as we deem appropriate. We also utilize our expertise and Kayne Anderson’s expertise operating energy-related assets and evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with Kayne Anderson or our officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with Kayne Anderson or our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Members of our management team and our independent directors own, directly or indirectly, founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

All of the members of our management team are employed by Kayne Anderson or affiliates of Kayne Anderson. Kayne Anderson and its affiliates are continuously made aware of potential business opportunities, one or more of which we may desire to pursue for a business combination.

Kayne Anderson and each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. For example, Kayne Anderson and certain of its officers currently are obligated by contract to offer or allocate certain investment opportunities first to specific private funds managed by them. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of Kayne Anderson and our officers or directors will not materially affect our ability to complete our initial business combination. In addition, we may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which Kayne Anderson or an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by making a specified future issuance to any such entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers and directors have agreed not to become an officer or director of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months after the closing of our initial public offering.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

We believe our management team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships in the energy industry. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

As of December 31, 2017, we had funds available for a business combination in the amount of $366.0 million, after payment of $13.2 million of deferred underwriting fees and before fees and expenses associated with our initial business combination. With these funds we can offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, there can be no assurance that third party financing will be available to us.

Significant Activities Since Inception

On April 4, 2017, we consummated our initial public offering of 35,000,000 units. Each unit consists of one share of Class A common stock and one-third of one warrant to purchase one share of Class A Common Stock. Each whole warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The units were sold in our initial public offering at an offering price of $10.00 per unit, generating gross proceeds of $350.0 million (before underwriting discounts and commissions and offering expenses). Simultaneously with the consummation of our initial public offering, we completed a private placement of 6,000,000 warrants at a price of $1.50 per warrant, issued to our sponsor, generating total proceeds of $9.0 million. On April 21, 2017, the underwriters exercised their over-allotment option in part and purchased 2,732,112 units, which were sold at an offering price of $10.00 per unit, generating gross proceeds of $27.3 million. Simultaneously with the unit sales in connection with the over-allotment, we completed a private sale of an additional 364,281 warrants to our sponsor, generating gross proceeds of $0.5 million.

A total of $377.3 million of the net proceeds from our initial public offering (including the partial over-allotment) and the private placement with the sponsor were deposited in a trust account established for the benefit of the Company’s public stockholders.

Our units began trading on March 30, 2017 on the NASDAQ Capital Market under the symbol KAACU. Commencing on April 30, 2017, the securities comprising the units began separate trading. The units, common stock, and warrants are trading on the NASDAQ Capital Market under the symbols “KAACU,” “KAAC” and “KAACW,” respectively.

On March 21, 2018, our Sponsor agreed to loan us up to $500,000, as needed, to fund our working capital needs. These loans will be non-interest bearing, and we expect to repay the loans at the closing of our Initial Business Combination. At the option of the lender, such loans may be convertible into warrants, at a price of $1.50 per warrant, at the time of our Initial Business Combination. Such warrants will be identical to private placement warrants issued simultaneously with the consummation of our initial public offering.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our business combination or used for redemptions of purchases of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination (which may include a specified future issuance), and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, including pursuant to any specified future issuance, or through loans in connection with our initial business combination.

Sources of Target Businesses

We anticipate that target business candidates will continue to be brought to our attention from various unaffiliated sources, including energy industry executives, investment bankers and investment professionals at private equity firms and other financial sponsors. Target businesses are brought to our attention by such unaffiliated sources as a result of being solicited by us. These sources introduce us to target businesses in which they think we may be interested on an unsolicited basis. Our officers and directors, as well as our sponsor and their affiliates, also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they have. In addition, we expect to continue to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or making the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by making a specified future issuance to any such entity.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on (i) the performance of a single asset or small collection of assets and/or (ii) the sale of a limited number of services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under NASDAQ’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

•	any of our directors, officers or substantial stockholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the rules of NASDAQ. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. One purpose and effect of any such transactions would be to seek to obtain the necessary number of votes in favor of our initial business combination, as our sponsor, directors and officers have agreed, pursuant to the letter agreement, to vote any founder shares held by them and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to refrain from purchasing shares during certain periods and when they are in possession of any material nonpublic information and to clear all trades with our Chief Compliance Officer prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as the decision whether to make such purchases pursuant to a Rule 10b5-1 plan will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as December 31, 2017 was $10.04 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need 14,149,542, or 37.5%, of the 37,732,112 public shares sold in our initial public offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved (assuming the over-allotment option is not exercised). We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of our initial public offering.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we have only 24 months from the closing of our initial public offering to complete our initial business combination. If we are unable to complete our business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination within the 24-month time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 24 months from the closing of our initial public offering. However, if our initial stockholders acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules).

We expect to use the amounts held outside the trust account ($479,055 as of December 31, 2017) to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all third parties, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by third parties for services rendered or products sold to us and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all third parties, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may have access to amounts held outside of the trust account ($479,055 as of December 31, 2017) to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000) but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 24 months from the closing of our initial public offering may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 24 months from the closing of our initial public offering, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our business combination within 24 months from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the end of our 24 month period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from third parties (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all third parties, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our business combination within 24 months from the closing of our initial public offering or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for our business combination, we encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2018 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors

RISK FACTORS

You should carefully consider all of the following risk factors and all the other information contained in this report, including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

We are an early stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an early stage company with limited operating results. Because we lack significant operating history, you have little basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete. Please see the section of this report entitled “Business—Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need 14,149,542, or 37.5%, of the 37,732,112 public shares sold in our initial public offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. Our initial stockholders own shares representing 20% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

You may not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by April 2019. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.04 per share (as of December 31, 2017), or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 24 months from the closing of our initial public offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.04 per share (as of December 31, 2017), and our warrants will expire worthless.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed. See the section of this report entitled “Business—Business Strategy—Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights.”

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 24 months from the closing of our initial public offering , subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and warrants are listed on NASDAQ. Although we believe that we are in compliance with listing standards set forth in the NASDAQ listing standards, we cannot assure that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-countermarket. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our units, Class A common stock and warrants are listed on NASDAQ, these securities are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our business combination transaction.

Our stockholders will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units are tradable and we have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering , which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.04 per share (as of December 31, 2017) on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.04 per share (as of December 31, 2017) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.04 per share on upon our liquidation.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until April 2019, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.04 per share (as of December 31, 2017), or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us until April 2019, assuming that our initial business combination is not completed during that time. We cannot assure you that the funds available to us outside of the trust account will be sufficient to allow us to operate until April 2019. We have and will continue to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share (as of December 31, 2017) on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

As of December 31, 2017 we have $479,055 held outside the trust account that is available to us and on March 21, 2018, our Sponsor agreed to loan us up to $500,000, as needed, to fund additional working capital needs. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.04 per share (as of December 31, 2017) on our redemption of our public shares, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the business combination. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we have sought and will continue to seek to have all third parties, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by third parties for services rendered or products sold to us and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal actions against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal actions on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering ; or (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.04 per share (as of December 31, 2017) on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-daywaiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our initial public offering in the event we do not complete our business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from third parties (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NASDAQ (or until December 31, 2018). Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to the agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial stockholders and their permitted transferees can demand that we register the private placement warrants and the shares of Class A common stock issuable upon exercise of the founder shares and the private placement warrants held by them and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered.

Because we intend to seek a business combination with a target business in the energy industry, we expect our future operations to be subject to risks associated with this industry.

We intend to focus our search for a target business in the energy industry. Within the energy industry, Kayne Anderson has historically focused primarily on upstream and midstream companies. We may pursue a target business in these sectors or any other sector within the energy industry.

Our concentration in the energy sector may present more risk than if we acquired a business that was broadly diversified over multiple sectors of the economy. A downturn in one or more industries within the energy sector, material declines in energy-related commodity prices (such as the decline in commodity prices experienced beginning mid-2014 through February 2016), adverse political, legislative or regulatory developments or other events could have a larger impact on us than on a company that does not concentrate in the energy sector.

The performance of companies in the energy sector may lag the performance of other sectors or the broader market as a whole — in particular, during a downturn in the energy sector like what was experienced over the last few years. In addition, there are several specific risks associated with companies that operate in the energy sector, including, but not limited to, the following:

Supply and Demand Risk. Energy companies that own and operate assets that are used in or provide services to the energy sector, including assets used in exploring, developing, producing, transporting, storing, gathering, processing, refining, distributing, mining or marketing of natural gas, natural gas liquids, crude oil, refined products or coal could be adversely affected by reductions in the supply of or demand for energy commodities. In addition, energy companies could be adversely affected by increases in supply of energy commodities if there is not a corresponding increase in demand for such commodities. The volume of production of energy commodities and the volume of energy commodities available for transportation, mining, storage, processing or distribution could be affected by a variety of factors, including depletion of resources, depressed commodity prices, access to capital for energy companies engaged in exploration and production, catastrophic events, labor relations, increased environmental or other governmental regulation, equipment malfunctions and maintenance difficulties, volumes of imports or exports, international politics, policies of OPEC, and increased competition from alternative energy sources. A decline in demand for energy commodities could result from factors such as adverse economic conditions; increased taxation; increased environmental or other governmental regulation; increased fuel economy; increased energy conservation or use of alternative energy sources; legislation intended to promote the use of alternative energy sources; or increased commodity prices.

Commodity Pricing Risk. The operations and financial performance of energy companies may be directly affected by energy commodity prices, especially those companies that own the underlying energy commodity or receive payments for services that are based on commodity prices. Such impact may be a result of changes in the price for such commodity or a result of changes in the price of one energy commodity relative to the price of another energy commodity (for example, the price of natural gas relative to the price of natural gas liquids). Commodity prices fluctuate for several reasons, including changes in market and economic conditions, the impact of weather on demand, levels of domestic and international production, policies implemented by OPEC, energy conservation, domestic and foreign governmental regulation and taxation and the availability of local, intrastate and interstate transportation systems. Volatility of commodity prices, which may lead to a reduction in production or supply, may also negatively impact the performance of energy companies that are solely involved in the transportation, processing, storage, distribution or marketing of commodities. For example, crude oil and natural gas liquids prices declined by over 65% from July 2014 to February 2016. Prices have since increased but remain well below July 2014 levels. These severe price declines have negatively impacted the capital expenditure budgets of energy companies engaged in exploration and production over the last few years. This reduction in activity levels resulted in a decline in domestic crude oil production, which impacted the operating results and financial performance of energy companies focused on gathering, transporting, marketing and terminalling crude oil. Volatility of commodity prices may also make it more difficult for energy companies to raise capital to the extent the market perceives that their performance may be directly or indirectly tied to commodity prices and there is uncertainty regarding these companies’ ability to maintain or grow cash distributions to their equity holders. In addition to the volatility of commodity prices, extremely high commodity prices may drive further energy conservation efforts, which may adversely affect the performance of energy companies.

Regulatory Risk. Energy companies are subject to significant federal, state and local government regulation in virtually every aspect of their operations, including (i) how facilities are constructed, maintained and operated, (ii) how services are provided, (iii) environmental and safety controls, and, in some cases (iv) the prices they may charge for the products and services they provide. Such regulation can change rapidly or over time in both scope and intensity. Various governmental authorities have the power to enforce compliance with these regulations and the permits issued under them. As a result, state or local governments and agencies may have the ability to significantly delay or stop activities such as hydraulic fracturing, disposal of wastewater or the construction of pipeline infrastructure by enacting laws or regulations or making it difficult or impossible to obtain permits. Violators are subject to administrative, civil and criminal penalties, including civil fines, injunctions or both. Stricter laws, regulations or enforcement policies could be enacted in the future which would likely increase compliance costs and may adversely affect the financial performance of energy companies. Additionally, government authorities, such as the Federal Energy Regulatory Commission, or FERC, and state authorities regulate the rates charged on many types of midstream assets. Those authorities can change the regulations and, as a result, materially reduce the rates charged for these midstream assets, which may adversely affect the financial performance of Midstream Energy Companies.

In the last few years, several pipeline projects have experienced significant delays related to difficulties in obtaining the necessary permits to proceed with construction (or some phase of construction). These delays have raised concerns about the ability of energy companies to place such projects in service and their ability to get the necessary financing to complete such projects. Furthermore, it has become much more common for opponents of energy infrastructure development to utilize the courts, media campaigns and political activism to attempt to stop, or delay as much as possible, these projects. Significant delays could result in a material increase in the cost of developing these projects and could result in the energy companies developing such projects failing to generate the expected return on investment or, if the project does not go forward, realizing a financial loss, either of which would adversely affect the results of operations and financial performance of the affected energy companies.

Changes to laws and increased regulations or enforcement policies as a result of pipeline spills (both onshore and offshore) or spills attributable to railroad accidents may also adversely affect the financial performance of energy companies. Additionally, changes to laws and increased regulation or restrictions to the use of hydraulic fracturing, the disposal of wastewater associated with hydraulic fracturing and production or the emission of greenhouse gases may adversely impact the ability of energy companies to economically develop oil and natural gas resources and, in turn, reduce production of such commodities and adversely impact the financial performance of energy companies.

The operation of energy assets, including gathering systems, pipelines, processing plants, fractionators, rail transloading facilities, refineries and other facilities, is subject to stringent and complex federal, state and local environmental laws and regulations. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes, including RCRA, CERCLA, the federal Oil Pollution Act and analogous state laws and regulations, impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed of or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other waste products into the environment.

Federal, state and local governments may enact laws, and federal, state and local agencies (such as the Environmental Protection Agency) may promulgate rules or regulations, that prohibit or significantly regulate the operation of energy assets. For instance, increased regulatory scrutiny of hydraulic fracturing, which is used by energy companies to develop oil and natural gas reserves, could result in additional laws and regulations governing hydraulic fracturing or, potentially, prohibiting the action. Increased regulatory scrutiny of the disposal of wastewater, which is a byproduct of hydraulic fracturing and production of unconventional reserves and must be disposed, could result in additional laws or regulations governing such disposal activities. For example, research exists linking the disposal of wastewater to increased earthquake activity in oil and natural gas producing regions, and legislation and regulations have been proposed in states like Oklahoma and Colorado to limit or prohibit further underground wastewater disposal. While we are not able to predict the likelihood of additional laws or regulations or their impact, it is possible that additional restrictions on hydraulic fracturing, wastewater disposal or any other activity necessary for the production of oil, natural gas or natural gas liquids could result in a reduction in production of those commodities. The use of hydraulic fracturing is critical to the recovery of economic amounts of oil, natural gas and natural gas liquids from unconventional reserves, and the associated wastewater must be disposed. Energy companies have spent (and continue to spend) significant amounts of capital building midstream assets to facilitate the development of unconventional reserves. As a result, restrictions on hydraulic fracturing or wastewater disposal could have an adverse impact on the financial performance of energy companies.

In response to scientific studies suggesting that emissions of certain gases, commonly referred to as greenhouse gases, including gases associated with oil and gas production such as carbon dioxide, methane and nitrous oxide among others, may be contributing to a warming of the earth’s atmosphere and other adverse environmental effects, various governmental authorities have considered or taken actions to reduce emissions of greenhouse gases. For example, the EPA has taken action to regulate greenhouse gas emissions. In addition, certain states (individually or in regional cooperation), have taken or proposed measures to reduce emissions of greenhouse gases. Also, the U.S. Congress and certain state legislatures have proposed legislative measures for imposing restrictions or requiring emissions fees for greenhouse gases. The adoption and implementation of any federal, state or local regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, energy companies could result in significant costs to reduce emissions of greenhouse gases associated with their operations or could adversely affect the supply of or demand for crude oil, natural gas, natural gas liquids or other hydrocarbon products, which in turn could reduce production of those commodities. As a result, any such legislation or regulation could have a material adverse impact on the financial performance energy companies.

There is an inherent risk that energy companies may incur material environmental costs and liabilities due to the nature of their businesses and the substances they handle. For example, an accidental release from a pipeline could subject the owner of such pipeline to substantial liabilities for environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage, and fines or penalties for related violations of environmental laws or regulations. Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase the compliance costs of energy companies. Similarly, the implementation of more stringent environmental requirements could significantly increase the cost for any remediation that may become necessary. Energy companies may not be able to recover these costs from insurance or recover these costs in the rates they charge customers.

Natural gas transmission pipeline systems, crude oil transportation pipeline systems and certain of storage facilities and related assets owned by energy companies are subject to regulation by the FERC. The regulators have authority to regulate natural gas pipeline transmission and crude oil pipeline transportation services, including; the rates charged for the services, terms and conditions of service, certification and construction of new facilities, the extension or abandonment of services and facilities, the maintenance of accounts and records, the acquisition and disposition of facilities, the initiation and discontinuation of services, and various other matters. Action by the FERC could adversely affect the ability of energy companies to establish or charge rates that would cover future increase in their costs, such as additional costs related to environmental matters including any climate change regulation, or even to continue to collect rates that cover current costs, including a reasonable return. For example, effective January 2018, the 2017 Tax Cuts and Jobs Act changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. Following the 2017 Tax Cuts and Jobs Act being signed into law, filings have been made at FERC requesting that FERC require natural gas and liquids pipelines to lower their transportation rates to account for lower taxes. Following the effective date of the law, FERC orders granting certificates to construct proposed natural gas pipeline facilities have directed pipelines proposing new rates for service on those facilities to re-file such rates so that the rates reflect the reduction in the corporate tax rate, and FERC has issued data requests in pending certificate proceedings for proposed natural gas pipeline facilities requesting pipelines to explain the impacts of the reduction in the corporate tax rate on the rate proposals in those proceedings and to provide re-calculated initial rates for service on the proposed pipeline facilities. Furthermore, on March 15, 2018, the FERC took a number of actions that could materially adversely impact energy companies. First, the FERC reversed a long-standing policy that allowed MLPs to include an income tax allowance when calculating the transportation rates for cost-of-service pipelines owned by such MLPs. Second, the FERC issued a notice of proposed rulemaking to create a process to determine whether cost-of-service natural gas pipelines subject to FERC jurisdiction are overearning in light of either the lower corporate tax rate or the FERC’s policy change related to an MLP’s ability to recover an income tax allowance. Third, with respect to cost-of-service oil and refined products pipelines, the FERC announced that it will account for the lower corporate tax rate and the FERC’s policy change related to an MLP’s ability to recover an income tax allowance in 2020 when setting the next cost inflation index level, which index level sets the maximum allowable rate increases for oil and refined products pipelines and is set by FERC every five years. Finally, the FERC issued a notice of inquiry requesting comments as to how FERC should address accumulated deferred income tax balances on the regulatory books of pipelines regulated by FERC as well as comments on any other effects of the 2017 Tax Cuts and Jobs Act. Many experts believe it is likely that the proposed rule concerning natural gas pipelines will be adopted as-is or in a form very close to what the FERC has proposed. As a result, many natural gas pipelines could be required to lower their transportation rates, either through the FERC process or because shippers may challenge their rates. In addition, oil and refined products pipelines may be forced to reduce rates in 2020 or may not be able to increase rates as previously expected. Finally, the notice of inquiry could result in additional adverse outcomes for pipeline owners, including potentially compensating shippers for the reduction in accumulated deferred income taxes resulting from either the lower corporate tax rate or the FERC’s policy change related to an MLP’s ability to recover an income tax allowance, which compensation could take the form of material cash payments. The MLPs and energy companies that own the affected natural gas, oil or refined products pipelines could experience a material reduction in revenues and cash flows, which may in turn materially adversely affect their financial condition and results of operations FERC may enact other regulations or issue further requests to pipelines which may lead to lower rates. Any such change could have an adverse impact on the financial condition, results of operations or cash flows of energy companies.

Depletion Risk. Energy reserves naturally deplete as they are produced over time, and to maintain or grow their revenues, companies engaged in the production of natural gas, natural gas liquids, crude oil and other energy commodities need to maintain or expand their reserves through exploration of new sources of supply, through the development of existing sources, through acquisitions, or through long-term contracts to acquire reserves. The financial performance of these energy companies may be adversely affected if they are unable to cost-effectively acquire additional reserves sufficient to replace the natural decline. If these energy companies fail to add reserves by acquiring or developing them, reserves and production will decline over time as they are produced. If an energy company, as a result of a material decline in commodity prices, has less operating cash flow to reinvest to develop or acquire reserves, it may not be able to add or maintain its reserves or production levels. During the most recent industry downturn, many energy companies significantly reduced capital expenditures to develop their acreage/undeveloped reserves. This reduction in activity levels resulted in declines in domestic production levels. Many energy companies were forced to monetize reserves or acreage to manage the balance sheets and maintain adequate liquidity levels. Some energy companies were forced to file for bankruptcy in an effort to restructure their balance sheets. These actions have had a negative impact on the operating results and financial performance for energy companies engaged in the transportation, storage, distribution and processing of production from such energy companies.

Reserve Risks. Energy companies engaged in the production of natural gas, natural gas liquids, crude oil and other energy commodities estimate the quantities of their reserves. If reserve estimates prove to be inaccurate, these companies’ reserves may be overstated, and no commercially productive amounts of such energy commodities may be discovered. Furthermore, drilling or other exploration activities may be the curtailed, delayed or cancelled as a result of low commodity prices, unexpected conditions or miscalculations, title problems, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with environmental and other governmental requirements and cost of, or shortages or delays in the availability of, drilling rigs and other exploration equipment. In addition, there are many operational risks and hazards associated with the development of the underlying properties, including natural disasters, blowouts, explosions, fires, leakage of such energy commodities, mechanical failures, cratering, and pollution.

Catastrophic Event Risk. Energy companies are subject to many dangers inherent in the production, exploration, management, transportation, processing and distribution of natural gas, natural gas liquids, crude oil, refined petroleum products and other hydrocarbons. These dangers include leaks, fires, explosions, train wrecks, damage to facilities and equipment resulting from natural disasters, inadvertent damage to facilities and equipment (such as those suffered by BP’s Deepwater Horizon drilling platform in the 2010 Macondo oil spill or recent oil spills by various onshore pipelines) and terrorist acts. The U.S. government has issued warnings that energy assets, specifically domestic energy infrastructure (e.g., pipelines), may be targeted in future terrorist attacks. These dangers give rise to risks of substantial losses as a result of loss or destruction of reserves; damage to or destruction of property, facilities and equipment; pollution and environmental damage; and personal injury or loss of life. Any occurrence of such catastrophic events could bring about a limitation, suspension or discontinuation of the operations of certain assets owned by such energy company. Energy companies may not be fully insured against all risks inherent in their business operations and, therefore, accidents and catastrophic events could adversely affect such companies’ financial condition. We expect that increased governmental regulation to mitigate such catastrophic risk, such as the recent oil spills referred to above, could increase insurance premiums and other operating costs for energy companies.

Acquisition Risk. The abilities of energy companies to grow can be highly dependent on their ability to make acquisitions that result in an increase in cash flows. In the event that energy companies are unable to make such accretive acquisitions because they are unable to identify attractive acquisition candidates and negotiate acceptable purchase contracts, because they are unable to raise financing for such acquisitions on economically acceptable terms, or because they are outbid by competitors, their future growth will be limited. Furthermore, even if energy companies do consummate acquisitions that they believe will be accretive, the acquisitions may instead result in a decrease in cash flow. Any acquisition involves risks, including, among other things: mistaken assumptions about volumes, revenues and costs, including synergies; the assumption of unknown liabilities; limitations on rights to indemnity from the seller; the diversion of management’s attention from other business concerns; unforeseen difficulties operating in new product or geographic areas; and customer or key employee losses at the acquired businesses.

Contract Rejection/Renegotiation Risk. Energy companies that operate midstream assets are also subject to the credit risk of their customers. For example, many energy companies that explore for and produce oil, natural gas and natural gas liquids filed for bankruptcy in the last few years as a result of the downturn in commodity prices. During the bankruptcy process, the debtor energy company may be able to reject a contract that it has with a midstream company that provides services for the debtor, which services could include gathering, processing, transporting, fractionating or storing the debtor energy company’s production. If a contract is successfully rejected during bankruptcy, the affected midstream company will have an unsecured claim for damages but will likely only recover a portion of its claim for damages and may not recover anything at all. A midstream company that provides services to an energy company that is in financial distress could experience a material adverse impact to its financial performance and results of operations.

Political Instability Risk. Energy companies are subject to disruption as a result of terrorist activities, war, and other geopolitical events, including the upheaval in the Middle East or other energy producing regions. The U.S. government has issued warnings that energy assets, specifically those related to pipeline and other energy infrastructure, production facilities and transmission and distribution facilities, may be targeted in future terrorist attacks. Internal unrest, acts of violence or strained relations between a government and energy companies or other governments may affect the operations and profitability of energy companies.

Weather Risk. Weather conditions and the seasonality of weather patterns play a role in the cash flows of certain energy companies. Although most energy companies can reasonably predict seasonal weather demand based on normal weather patterns, extreme weather conditions, such as the hurricanes that severely damaged cities along the U.S. Gulf Coast in the last 15 years, demonstrate that no amount of preparation can protect energy companies from the unpredictability of the weather. The damage done by extreme weather also may serve to increase insurance premiums for energy assets owned by energy companies, could significantly increase the volatility in the supply of energy-related commodities and could adversely affect such companies’ financial condition.

Sector Specific Risk. Energy companies are also subject to risks that are specific to the sector in which they operate. For example, energy companies that operate midstream assets are subject to supply and demand fluctuations in the markets they serve which may be impacted by a wide range of factors including fluctuating commodity prices, weather, increased conservation or use of alternative fuel sources, increased governmental or environmental regulation, depletion, rising interest rates, declines in domestic or foreign production, accidents or catastrophic events, and economic conditions, among others. These supply and demand fluctuations could impact the aggregate volumes that are handled by midstream companies in North America or could impact supply flow patterns within North America, which could disproportionately impact certain midstream assets in one geographic area relative to other geographic areas. Further, midstream companies are exposed to the natural declines in the production of the oil and gas fields they serve. Gathering and processing assets are most directly impacted by production declines, as volumes will decline if new wells are not drilled and connected to a system, but all midstream assets could potentially be negatively impacted by production declines. For example, as a result of a substantial increase in new midstream assets built over the last five years, several domestic shale basins have (or are expected to have) excess capacity to take supply to end-user markets. This excess capacity can lead to increased competition among midstream companies and lower rates for services provided, which would have a negative impact on the operating results and financial performance for these companies. Further, many newly constructed midstream assets are underpinned by contracts that contain minimum volume commitments for a period of years (typically five to ten years). If volumes are below the level of the minimum volume commitment at the time such commitments expire and/or the rates are above prevailing market rates, the midstream company that owns the impacted midstream assets will experience a negative impact to its operating results and financial performance. In addition, some gathering and processing contracts subject the owner of such assets to direct commodity price risk.

Exploration and production companies that own oil and gas reserves are particularly vulnerable to declines in the demand for and prices of crude oil and natural gas. The accuracy of any reserve estimate is a function of the quality of available data, the accuracy of assumptions regarding future commodity prices and future exploration and development costs and engineering and geological interpretations and judgments. Any significant variance from the assumptions used could result in the actual quantity of reserves and future net cash flow being materially different from those estimated in reserve reports. Substantial downward adjustments in reserve estimates could have a material adverse effect on the value of such reserves and the financial condition of such company. In addition, due to natural declines in reserves and production, energy companies must economically find or acquire and develop additional reserves in order to maintain and grow their production levels and cash flow.

Past performance by Kayne Anderson, including our management team, may not be indicative of future performance of an investment in the Company.

Information regarding performance by, or businesses associated with, Kayne Anderson and its affiliates is presented for informational purposes only. Past performance by Kayne Anderson, including our management team, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of Kayne Anderson’s or our management team’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. Our officers and directors did not have experience with blank check companies or special purpose acquisition corporations prior to our initial public offering.

We may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We may consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.04 per share (as of December 31, 2017) on the liquidation of our trust account and our warrants will expire worthless.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2017, there are 162,267,888 and 10,566,972 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount takes into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants but not the shares of Class A common stock issuable upon conversion of Class B common stock, which amount is not currently determinable. There are no shares of preferred stock issued and currently outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth in the prospectus for our initial public offering, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination. Shares of Class B common stock are also convertible at the option of the holder at any time.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination (including pursuant to a specified future issuance) or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors in our initial public offering;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.04 per share (as of December 31, 2017), or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. The costs incurred up to the point that we decide not to complete a specific initial business combination likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.04 per share (as of December 31, 2017) on the liquidation of our trust account and our warrants will expire worthless.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of a business combination candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of a business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of a business combination candidate’s management team will remain associated with the business combination candidate following our initial business combination, it is possible that members of the management of a business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Kayne Anderson’s financial position could change, negatively impacting its role in helping us complete our initial business combination.

Kayne Anderson’s financial position could be negatively impacted due to a variety of factors, including investor redemptions, lower management fees and/or performance fees and higher operating expenses. From time to time, Kayne Anderson is party to lawsuits, which if resolved in an unfavorable manner for Kayne Anderson, could have a material impact on Kayne Anderson’s financial position. To the extent Kayne Anderson’s financial position is less stable, it may have difficulty retaining certain key investment professionals, which could negatively impact Kayne Anderson’s ability to help us complete our initial business combination.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our officers and directors are employed by Kayne Anderson, which is an investment manager to various public and private investment funds, which make investments in securities or other interests of or relating to companies in industries we may target for our initial business combination. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in making investments in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Following the completion of our initial public offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, and may in the future become, affiliated with entities that are engaged in making and managing investments in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so, or we may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of Kayne Anderson and/or one or more investors in funds or separate accounts managed by Kayne Anderson. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, Kayne Anderson and its affiliates also are focused on investments in the energy industry. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers or directors. Our directors also serve as officers and board members for other entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. In order to satisfy applicable regulatory or other legal requirements applicable to an Affiliated Joint Acquisition, our business combination may be effected on less favorable terms than otherwise would apply if the business combination were not an Affiliated Joint Acquisition.

We may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of Kayne Anderson and/or one or more investors in funds managed by Kayne Anderson. This may result in conflicts of interest as well as dilutive issuances of our securities.

We may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity affiliated with Kayne Anderson and/or one or more investors in funds or separate accounts managed by Kayne Anderson. Any such parties would co-invest only if (i) permitted by applicable regulatory and other legal limitations; (ii) we and Kayne

Anderson considered a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors, the need for additional capital beyond the amount held in our trust account to fund the business combination transaction and/or the desire to obtain committed capital for closing the business combination transaction. An Affiliated Joint Acquisition may be effected through a co-investment with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours.

In addition, any specified future issuance in connection with Affiliated Joint Acquisition would trigger the anti-dilution provisions of our Class B common stock, which, unless waived, would result in an adjustment to the conversion ratio of our Class B common stock such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock outstanding upon completion of our initial public offering plus all shares issued in the specified future issuance. If such adjustment is not waived as described elsewhere in this report, the specified future issuance would not reduce the percentage ownership of holders of our Class B common stock, but would reduce the percentage ownership of holders of our Class A common stock.

Since our sponsor, officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

As of the date of this report, our Sponsor and directors own an aggregate of 9,433,028 shares of our Class B common stock. Such founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has purchased an aggregate of 6,364,281 private placement warrants, each exercisable for one share of our Class A common stock at $11.50 per share, for a purchase price of approximately $9,546,422 or $1.50 per warrant, which will also be worthless if we do not complete a business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

As of December 31, 2017, $379,655,920 was available for completing our business combination and pay related fees and expenses (which includes up to approximately $13,206,239 for the payment of deferred underwriting commissions).

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post- transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate our initial business combination, we may seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination but that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock. We may be able, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own 20% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior to facilitate our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering , unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own shares representing 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between American Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like as set forth in the warrant agreement) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by the sponsor or its permitted transferees.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our business combination.

We have issued warrants to purchase 12,577,370 shares of our Class A common stock as part of the units offered in our initial public offering. In connection with the closing of our initial public offering and the underwriters’ partial exercise of their over-allotment option, we issued in a private placement warrants to purchase an aggregate of 6,364,281 shares of Class A common stock at $11.50 per share. Our initial stockholders currently own an aggregate of 9,433,028 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth in our amended and restated articles of incorporation. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

To the extent we issue shares of Class A common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

A market for our securities may not fully developed, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may not be sustained. You may be unable to sell your securities unless a market can be fully developed and sustained.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing a business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2018. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing such suit will be deemed to have consented to service of process on such stockholder’s counsel. This provision may have the effect of discouraging lawsuits against our directors and officers.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles and challenges in collecting accounts receivable;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States; and

•	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 811 Main, 14th Floor, Houston, TX 77002. The cost for this space was included in the $5,000 per month fee that we paid KA Fund Advisors, LLC (an affiliate of our sponsor) for office space, utilities and administrative services from April 2017 to December 2017. Effective January 1, 2018, KA Fund Advisors, LLC agreed to waive the monthly fee until the termination date of our Administrative Services Agreement. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our units, common stock and warrants are each traded on the NASDAQ Capital Market under the symbols “KAACU,” “KAAC” and “KAACW, respectively. Our units commenced public trading on March 30, 2017, and our common stock and warrants commenced public trading on April 27, 2017.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, common stock and warrants as reported on the Nasdaq for the fiscal year ended December 31, 2017.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
Year ended
December 31, 2017
First Quarter	$10.11	$10.00	$—	$—	$—	$—
Second Quarter	$10.17	$9.95	$9.76	$9.70	$0.95	$0.78
Third Quarter	$10.05	$9.95	$9.79	$9.70	$0.95	$0.75
Fourth Quarter	$10.15	$9.90	$10.01	$9.64	$0.89	$0.59

No shares of our common stock or warrants traded during the period ended March 31, 2017.

On March 21, 2018 our common stock had a closing price of $9.75, our warrants had a closing price of $0.91 and our units had a closing price of $10.03.

(b) Holders

On March 21, 2018, there was 1 holder of record of our units, 5 holders of record of our common stock and 2 holders of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this report as of December 31, 2017 and December 31, 2016, respectively, and for the year ended December 31, 2017 and the period from December 12, 2016 (inception) through December 31, 2016. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

Balance Sheet Data:	December 31, 2017	December 31, 2016
Cash	$479,055	$7,500
Investments held in trust account	$379,176,865	—
Total Assets	$379,723,399	$45,734
Common stock subject to possible redemption (at redemption value):	$360,269,540	—
Total stockholders’ equity	$5,000,006	$22,624

Cash Flow Data:	Year Ended December 31, 2017	Period from December 12, 2016 to December 31, 2016
Net cash used in operating activities	$(865,828)	$(2,376)
Net cash used in investing activities	$(377,321,120)	—
Net cash provided by financing activities	$378,658,503	$9,876

Statement of Operations Data:
Operating expenses:
General and administrative expenses	$1,537,927	$2,376
Franchise tax expense	$200,050	—

Loss from operations	$(1,737,977)	$(2,376)
Other Income:
Interest income	$2,246,745	—
Current income tax expense	$(695,876)	—

Net loss attributable to common stockholders	$(187,108)	$(2,376)
Weighted average number of common shares outstanding, basic and diluted	10,682,217	10,062,500
Basic and diluted net loss per common share	$(0.02)	$(0.00)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us” or “we” refer to Kayne Anderson Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

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

Recent Events

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Bill”) was signed into law, reducing the federal corporate tax rate from 35% to 21%. The enactment of the Tax Reform Bill did not impact our financial position or financial statements as of the enactment date. Beginning January 1, 2018, the Tax Reform Bill will reduce the amount of income tax that we expect to pay and will, all else equal, result in an increase to the investments held in our trust account.

Other changes in the Tax Reform Bill that may impact us following our initial business combination are limitations on the deductibility of net interest expense and limitations on the usage of net operating loss carryforwards (and elimination of carrybacks). While these new limitations will impact certain deductions to taxable income, we believe that the benefits of a lower federal corporate tax rate will far outweigh such limitations. To the extent certain deductions are limited in any given year, we will be able to utilize such deductions in future periods if we have sufficient taxable income. The Tax Reform Bill also repealed the corporate Alternative Minimum Tax (“AMT”) for tax years beginning after December 31, 2017.

Further, the Tax Reform Bill permits immediate expensing of qualified capital expenditures for the next five years. Following our Initial Business Combination, we expect this provision of the bill, all else equal, to defer the payment of income taxes resulting in improved returns for our shareholders.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any operating revenue to date. Our only activities since inception relate to our formation, the Public Offering which was consummated on April 4, 2017 and efforts directed toward locating a suitable Initial Business Combination. We will not generate any operating revenue until after completion of an Initial Business Combination, at the earliest. Prior to such time, we will generate non-operating income in form of interest income on cash and cash equivalents. We incur expenses as a result of being a public company (for legal, financial reporting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates.

For the year ended December 31, 2017, we had a net loss of $187,108, which consisted primarily of general and administrative expenses of $1,537,927 (including $45,000 administrative fees paid to related party and $1,091,667 of due diligence costs), franchise tax expense of $200,050 and income tax expense of $695,876. These expenses were partially offset by interest received from the Trust Account of $2,246,745. During the second quarter of 2017, we incurred significant costs conducting due diligence around potential acquisitions that we are no longer pursuing.

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

Until the consummation of the Public Offering, our liquidity needs were satisfied through loans from our Sponsor of $265,000 under an unsecured promissory note. The loans were non-interest bearing and were paid in full on April 4, 2017 upon completion of the Public Offering. As of December 31, 2017, we had $479,055 in cash held outside the Trust Account which may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, interest income on the funds held in the Trust Account may be released to pay our franchise and income taxes. During the year ended 2017, we paid $391,000 of estimated federal income tax with funds held in the Trust Account. At December 31, 2017, $1,855,745 is available to pay any additional taxes.

On March 21, 2018, our Sponsor agreed to loan us up to $500,000, as needed, to fund our working capital needs. These loans will be non-interest bearing, and we expect to repay the loans at the closing of our Initial Business Combination. At the option of our Sponsor, such loans may be convertible into warrants at a price of $1.50 per warrant at the time of our Initial Business Combination.

To the extent that we require additional funds to operate our business prior to the consummation of an Initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to loan us funds as may be required. If we complete our Initial Business Combination, we would repay such additional loaned amounts out of the proceeds of the Trust Account released to us. In the event that our Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans, including loans made under the March 2018 agreement, may be convertible into warrants, at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to the exercise price, exercisability and exercise period.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. In connection with our Public Offering, we entered into an Administrative Services Agreement, by and between us and KA Fund Advisors, LLC an affiliate of our Sponsor. We agreed to pay KA Fund Advisors, LLC a total of $5,000 per month for office space, utilities and secretarial and administrative support. Effective January 1, 2018, KA Fund Advisors, LLC agreed to waive the monthly fee until the termination date of our Administrative Services Agreement.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of our initial public offering and the sale of the private placement warrants held in the trust account are invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-14 comprising a portion of this Annual Report on Form 10-K.

Page
Report of Independent Registered Public Accounting Firm	F-1
Condensed Balance Sheets as of December 31, 2017 and 2016	F-2
Condensed Statements of Operations for the year ended December 31, 2017 and for the period from December 12, 2016 to December 31, 2016	F-3
Condensed Statement of Changes in Stockholders’ Equity for the year ended December 31, 2017 and for the period from December 12, 2016 to December 31, 2016	F-4
Condensed Statement of Cash Flows for the year ended December 31, 2017 and for the period from December 12, 2016 to December 31, 2016	F-5
Notes to Condensed Financial Statements	F-6

The following tables present selected unaudited quarterly financial data of the Company for the year ended December 31, 2017 and for the period from December 12, 2016 (date of inception) to December 31, 2016.

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31, 2017
Operating Expenses:
General and Administrative Expenses and Franchise taxes	$—	$1,106,946	$322,856	$298,175	$1,737,977
Loss from operations	$—	$(1,106,946)	$(332,856)	$(298,175)	$(1,737,977)
Other income:
Interest income	$—	$544,025	$809,858	$892,862	$2,246,745
Income tax benefit (expense)	$—	$(170,349)	$(256,345)	$(269,182)	$(695,876)
Net income (loss)	$—	$(733,270)	$220,657	$325,505	$(187,108)
Income (loss) per common share
Basic	$—	$(0.07)	$0.02	$0.03	$(0.02)
Diluted	$—	$(0.07)	$0.00	$0.01	$(0.02)
Weighted average shares outstanding
Basic	—	11,042,745	11,191,898	11,170,382	10,682,217
Diluted	—	11,042,745	47,165,140	47,165,140	10,682,217
Balance Sheet Data (at period end)
Cash	$249	$1,024,431	$555,254	$479,055	$479,055
Cash held in trust	$—	$377,865,145	$378,284,003	$379,176,865	$379,176,865
Total Assets	$602,561	$379,083,680	$378,970,049	$379,723,399	$379,723,399
Deferred Underwriting Compensation	$—	$13,206,239	$13,206,239	$13,206,239	$13,206,239
Total Liabilities	$579,937	$14,353,588	$14,026,008	$14,453,853	$14,453,853
Common stock subject to possible redemption	$—	$359,730,090	$359,944,040	$360,269,540	$360,269,540
Equity	$22,624	$5,000,002	$5,000,001	$5,000,006	$5,000,006

	For the period from December 12, 2016 (inception) to December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31, 2017
Operating Expenses:
General and Administrative Expenses	$—	$—	$—	$2,376	$2,376
Loss from operations	$—	$—	$—	$(2,776)	$(2,776)
Net income (loss)	$—	$—	$—	$(2,776)	$(2,776)
Income (loss) per common share
Basic	$—	$—	$—	$0.00	$0.00
Diluted	$—	$—	$—	$0.00	$0.00
Weighted average shares outstanding
Basic	—	—	—	10,062,500	10,062,500
Diluted	—	—	—	10,062,500	10,062,500
Balance Sheet Data (at period end)
Cash	$—	$—	$—	$7,500	$7,500
Total Assets	$—	$—	$—	$45,734	$45,734
Total Liabilities	$—	$—	$—	$23,110	$23,110
Equity	$—	$—	$—	$22,624	$22,624

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Kevin S. McCarthy	58	Chairman of the Board of Directors
Robert V. Sinnott	68	Vice-Chairman of the Board of Directors
Robert S. Purgason	61	Chief Executive Officer
Terry A. Hart	48	Chief Financial Officer
D. Mark Leland	56	Director
R. Rudolph Reinfrank	62	Director
Mark Borer	63	Director

Kevin S. McCarthy has been our Chairman since March 2017 and served as our Chief Executive Officer from inception until February 2017. Since joining Kayne Anderson in 2004, Mr. McCarthy has been a managing partner for the advisor to the firm’s publicly traded closed-end funds (NYSE: KYN, KYE, KMF and KED). He has been responsible for MLP private equity investments and has served as chairman and chief executive officer of KYN, KYE, KMF and KED. In addition to his directorships at Kayne Anderson funds, since 2005 he has served on the board of directors of Range Resources Corporation (NYSE: RRC), a domestic upstream company, and has held directorships at a number of public and private company in energy industry. Prior to joining Kayne Anderson in 2004, Mr. McCarthy was most recently global head of energy at UBS Securities LLC, or UBS. In this role, he had senior responsibility for all of UBS’ energy investment banking activities, including direct responsibilities for securities underwriting and mergers and acquisitions in the MLP industry. From 1995 to 2000, Mr. McCarthy led the energy investment banking activities of Dean Witter Reynolds and then PaineWebber Incorporated. Mr. McCarthy earned a B.A. in Economics and Geology from Amherst College and an M.B.A. in Finance from the Wharton School at the University of Pennsylvania. He is well qualified to serve as one of our directors due to his energy finance and investment experience.

Robert V. Sinnott has been our Vice-Chairman since March 2017. He is also co-chairman of Kayne Anderson Capital Advisors, L.P., a position he has held since 2016. He has over 40 years of investment experience and oversees Kayne Anderson’s energy strategies. Since joining Kayne Anderson in 1992, Mr. Sinnott founded and built the firm’s energy platform into one of the largest energy investment firms in the country with over $19 billion in energy investments. He maintains a direct management role in the firm’s energy private equity group and serves as the portfolio manager for two of Kayne Anderson’s hedge funds. In addition, since 1998, Mr. Sinnott has been a member of the board of directors that oversees Plains GP Holdings, L.P. (NYSE: PAGP) and Plains All American Pipeline, L.P. (NYSE: PAA), which is, a large publicly traded MLP, and since 2014 he has been a director of California Resources Corporation (NYSE: CRC), a domestic upstream company. From 1986 to 1992, Mr. Sinnott was a vice president and senior securities officer of the Investment Banking Division of Citibank. Prior to that, Mr. Sinnott led Citigroup’s midstream finance efforts in Houston, Texas. He has also worked for a large diversified pipeline company with subsidiaries in the oil and gas exploration and energy services industries. Mr. Sinnott and five others opened Bank of America’s energy lending activities in Houston in 1976 where they financed independent oil and gas companies as well as diversified pipeline companies. Mr. Sinnott received a B.A. from the University of Virginia and an M.B.A. from Harvard University. He is well qualified to serve as one of our directors due to his operations, finance and investment experience in the energy industry.

Robert S. Purgason has been our Chief Executive Officer since February 2017. Since that time he has also been Senior Managing Director of Kayne Anderson. Mr. Purgason has over 35 years of experience in the energy industry and most recently served as senior vice president, Access at Williams Companies, Inc. until January 2017, responsible for the Central Operation Area and Operational Excellence for the entire enterprise. Mr. Purgason also held other roles at the Williams Companies, Inc. and its affiliates from 2015 to January 2017. He has operational and commercial knowledge of midstream companies and served as chief operating officer of Chesapeake Midstream

Partners, L.L.C. (subsequently named Access Midstream Partners, LP) from 2009 to 2015, and also served as chief operating officer of Crosstex Energy, L.P. (subsequently named EnLink Midstream LLC) from 2006 to 2009. From 2004 to 2006, he served as senior vice president of the Treating Division at Crosstex Energy, L.P. Prior to joining Crosstex, he spent 18 years at Williams Companies, Inc. and its affiliates in various senior-level positions in natural gas liquids, gas marketing, mergers and acquisitions and major project development. He has served on the Board of Directors and is the past Chairman of the Texas Pipeline Association, the Board of Visitors Dean’s Advisory Council for the College of Engineering at The University of Oklahoma, the Advisory Board for the Chemical, Biological & Materials Engineering School at The University of Oklahoma and past Program Chair and Director of GPA Midstream Association, where he authored numerous technical and marketing papers. He is currently a member of the Dallas Wildcat Committee and the National Association of Corporate Directors. Since 2014, Mr. Purgason has served on the board of L.B. Foster Company (NASDAQ: FSTR), a manufacturing company specializing in rail, construction and energy related products. He holds a B.S. degree in Chemical Engineering with honors from the University of Oklahoma.

Terry A. Hart has been our Chief Financial Officer since our inception. Mr. Hart is a managing director for Kayne Anderson Capital Advisors, L.P. and since 2005 has served as Chief Financial Officer of Kayne Anderson’s publicly traded closed-end funds and since 2015 as a director of Kayne Anderson Energy Development Company. He is responsible for the oversight of finance, accounting and financial reporting. Prior to joining Kayne Anderson in 2005, Mr. Hart was most recently a senior vice president and controller at Dynegy Inc. (NYSE:DYN), an electricity provider. Prior to that, Mr. Hart served as assistant treasurer and director of structured finance at Dynegy, Inc. He began his finance and accounting career in 1992 with Illinova Corporation, which was acquired by Dynegy Inc. in 2000. Mr. Hart earned a B.S. in Accounting from Southern Illinois University and an M.B.A. from the University of Illinois.

D. Mark Leland has been an independent director of our Board since March 2017. He has served on the board of directors of Deltic Timber Corporation since 2016 and served as its interim president and chief executive officer from October 2016 to March 2017. Mr. Leland has served on the board of directors for the general partner of Rice Midstream Partners LP since 2014 and currently serves as chairman of the audit committee and a member of the conflicts committee. Previously, Mr. Leland served as executive vice president and chief financial officer of El Paso Corporation, a natural gas-focused pipeline and production company, from 2005 to 2009 and president of El Paso’s midstream business unit from 2009 to 2012, and as director of El Paso Pipeline Partners, L.P. from its formation in 2007 to 2012. He served as senior vice president and chief financial officer of El Paso Exploration & Production Company from 2004 to 2005. Mr. Leland served as vice president and chief operating officer of the general partner of GulfTerra Energy Partners, L.P. in 2003, and as vice president and controller from 1997 to 2003. Mr. Leland served on the board of directors of the general partner of Oiltanking Partners, L.P., a crude oil and petroleum products storage provider, from 2012 until 2015 and on the board of directors of KiOR, Inc., a renewable fuels company, from 2013 until 2015. Mr. Leland received a B.B.A. in finance with a minor in economics from the University of Puget Sound in Washington. He is well qualified to serve on our Board of Directors due to his extensive operational and financial experience in the midstream energy industry and his experience on the boards of directors of numerous publicly traded energy companies.

R. Rudolph Reinfrank has been an independent director of our Board since March 2017. He has served since 2009 as the managing general partner of Riverford Partners, LLC, a strategic advisory and investment firm which acts as an investor and strategic advisor to growth companies and companies in transition. In 2000, Mr. Reinfrank co-founded and served as a managing general partner of Clarity Management, LLC, the general partner and management company for Clarity Partners, L.P., an investment firm, until 2009. In 2005, he co-founded Clarity China, L.P., an investment firm focused on investments in China, and was affiliated with the firm until 2010. From 1997 to present, he co-founded and served as a managing general partner of Rader Reinfrank & Co., an investment firm. Since 1993, Mr. Reinfrank has served on the board of directors of Parker Drilling Company, a contract driller and service provider. Since 2013, Mr. Reinfrank has served on the board of directors and as chairman of the audit committee of Apollo Investment Corporation, a closed-end investment management company. Mr. Reinfrank previously has served on the boards of directors for Parker Drilling Company (PKD), a contract driller and service provider from 1993 to 2017, Weatherford International PLC (NYSE: WFT), an oil and gas services company, from 1995 to 1998, Enterra Corporation (NYSE: EN), a specialized services provider to the oil and gas industries, from 1986 to 1995 and CRC-Evans Pipeline International, Inc., a pipeline equipment and supply company, from 1986 to 1992. Since 2009, Mr. Reinfrank has also been a senior advisor to Pall Mall Capital, Limited

(London), an independent corporate finance business, and Transnational Capital Corporation, a capital formation, financial structuring, and merger and acquisitions advisory services provider, since 2010 and BC Partners, a venture capital and private equity company since 2018. Mr. Reinfrank holds an M.B.A. from the Anderson Graduate School of Business at the University of California, Los Angeles and a B.A. in Economics from Stanford University. Mr. Reinfrank is well-qualified to serve on our Board of Directors due to his investment, strategic advice and counseling background and financing expertise.

Mark Borer has been an independent director of our Board since June 2017. He has over 35 years of experience in the energy industry spanning the areas of natural gas supply, gas storage, gathering and processing, natural gas and natural gas liquids pipelines, wholesale marketing and trading, corporate risk management, M&A activities, operations, and capital markets. From 2006 to 2012, Mr. Borer served as President and CEO of DCP Midstream Partners, LP, a publicly-traded master limited partnership involved in the gathering, processing, transportation, storage and marketing of natural gas and natural gas liquids. Prior to serving as president and CEO of DCP Midstream Partners, Mr. Borer held various executive positions with DCP Midstream, LLC and its predecessor companies from 1999 to 2006 where his responsibilities included commercial, gas supply, operations, strategy, acquisitions and divestitures, and trading and marketing activities.

Mr. Borer has held directorships at a number of public companies in the energy industry. He has served on the board of directors of Spire Inc. (NYSE: SR), a publicly-traded natural gas utility holding company, since 2014. He previously served as a director of publicly-traded companies TEPPCO Partners from 2000 to 2005 and DCP Midstream Partners from 2006 to 2012. Mr. Borer has also served on industry boards including the Texas Pipeline Association and the Colorado Oil and Gas Association. Mr. Borer received a B.S. in Business Administration from the University of Nebraska in 1976 and a M.S. in Mineral Economics from the Colorado School of Mines in 1978. He has completed the Directors’ Consortium Program by Stanford Graduate School of Business, the Stanford Law School, the University of Chicago Booth School of Business and the Tuck School of Business at Dartmouth.

Number and Terms of Office of Officers and Directors

Our board of directors currently has five directors and has been divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Leland, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Reinfrank and Mr. Borer, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Sinnott and McCarthy, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Audit Committee

We have established an audit committee of the board of directors. Messrs. Leland, Reinfrank and Borer are members of our audit committee, and Mr. Reinfrank chairs the audit committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Messrs. Leland, Reinfrank and Borer meet the independent director standard under NASDAQ listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Reinfrank qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Messrs. Leland, Reinfrank and Borer serve as members of our compensation committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. Leland, Reinfrank and Borer are independent and Mr. Leland chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the $5,000 per month administrative fee that was paid during 2017 to an affiliate of our sponsor and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(1)(A) of the NASDAQ Rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors. Mr. McCarthy, Chairman of our Board, serves as Chief Executive Officer of Kayne Anderson Energy Development Company. Mr. Hart, our Chief Financial Officer, serves as a director of Kayne Anderson Energy Development Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2017 there were no delinquent filers.

Code of Ethics

We have adopted a code of ethics that applies to our officers and directors. We have filed copies of our code of ethics, our audit committee charter and our compensation committee charter as exhibits to our registration statement in connection with our initial public offering. You may review these documents by accessing our public filings at the

SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us. If we amend or grant a waiver of one or more of the provisions of our code of ethics, we intend to satisfy the requirements under item 5.05 of Form 8-K regarding the disclosure of amendments to, or waivers from, provisions of our code of ethics that apply to our principal executive officer, principal financial officer and principal accounting officer by posting the required information on our website.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

None of our executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Commencing on March 30, 2017 we have paid an affiliate of our sponsor a total of $5,000 per month for office space, utilities and administrative services. Effective January 1, 2018, KA Fund Advisors, LLC agreed to waive the monthly fee until the termination date of our Administrative Services Agreement. Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 21, 2018 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors that beneficially owns shares of our common stock; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 37,732,112 shares of our Class A common stock, which includes Class A common stock underlying the units sold in our initial public offering, and 9,433,028 shares of our Class B common stock outstanding as of March 21, 2018. Voting power represents the combined voting power of Class A common stock and Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the Class A common stock and the Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis. The table below does not include the shares of Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock		Approximate Percentage of Outstanding Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Kayne Anderson Sponsor, LLC (our sponsor)(2)(3)	—	—	9,313,028	98.7%	19.8%
Robert V. Sinnott	—	—	—	—
Robert S. Purgason	—	—	—	—	—
Terry A. Hart	—	—	—	—	—
Kevin S. McCarthy	—	—	—	—	—
D. Mark Leland(2)	—	—	40,000	*	*
R. Rudolph Reinfrank(2)	—	—	40,000	*	*
Mark Borer(2)	—	—	40,000	*	*
Davidson Kempner Capital Management LP(4)	2,000,000	5.3%	—	—	4.2%
THE K2 Principal Fund, L.P.(5)	2,000,000	5.3%	—	—	4.2%
All directors and executive officers as a group (7 individuals)(2)	—	—	120,000	1.3%	*
*	less than 1%

1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Kayne Anderson Acquisition Corp., 811 Main Street, 14th Floor, Houston, TX 77002.
2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.
3)	Kayne Anderson Sponsor, LLC is the record holder of the shares reported herein. Kayne Anderson Capital Advisors, L.P. is the managing member of Kayne Anderson Sponsor, LLC and has voting and investment discretion with respect to the common stock held of record by Kayne Anderson Sponsor, LLC. Ric Kayne is the controlling shareholder of the owner of Kayne Anderson Investment Management, Inc., the general partner of Kayne Anderson Capital Advisors, L.P. As such, Kayne Anderson Capital Advisors, L.P. and Ric Kayne may be deemed to have shared beneficial ownership of the common stock held directly by Kayne Anderson Sponsor, LLC. Additionally, certain of our officers and directors and employees of Kayne Anderson hold an interest in Kayne Anderson Sponsor, LLC. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. The business address of each of these entities and individuals is 811 Main Street, 14th Floor, Houston, TX 77002.
4)	According to a Schedule 13G filed with the SEC on April 10, 2017, Davidson Kempner Capital Management LLC shares voting and dispositive power with certain affiliated entities over 2,000,000 shares of common stock. Davidson Kempner Capital Management LP acts as investment manager to each such affiliated entity and is responsible for the voting and investment decisions of each such affiliated entity. Messrs. Thomas L. Kempner, Jr. and Robert J. Brivio, Jr. are managing members of Davidson Kempner Capital Management LP with voting and dispositive power over the shares held by Davidson Kempner Capital Management LP and such affiliated entities. The address of the principal business office of each of the reporting persons is 520 Madison Avenue, 30th Floor, New York, New York 10022.
5)	According to a Schedule 13G filed with the SEC on April 12, 2017, The K2 Principal Fund, L.P. shares voting and dispositive power with K2 Genpar, LP, K@ Genpar 2009 Inc., Shawn Kimel Investments, Inc., K2& Associates Investment Management Inc. and Shawn Kimel, over 2,000,000 shares of common stock. Mr. Shawn Kimel is president of each of these entities, and exercises ultimate voting and investment powers over the 2,000,000 shares that are held of record by The K2 Principal Fund, L.P. The address of the principal business office of each of the reporting persons is 811 Main Street, 14th Floor, Houston, Texas, 77002.

The table above does not include the shares of common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On December 23, 2016, we issued an aggregate of 10,062,500 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.002 per share. In March 2017, our sponsor transferred 40,000 founder shares to each of our independent director nominees at a price of $0.002 per share. 629,472 founder shares were forfeited by our sponsor upon the underwriters’ partial exercise of their over-allotment option. The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our sponsor has purchased an aggregate of 6,364,281 private placement warrants for a purchase price of $1.50 per warrant, or $9,546,422 in the aggregate, in a private placement that occurred simultaneously with the closing of our initial public offering. Each private placement warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share. The private placement warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by making a specified future issuance to any such entity.

Commencing on March 30, 2017 we agreed to pay Kayne Anderson, an affiliate of our sponsor, a total of $5,000 per month for office space, utilities and secretarial and administrative support. Effective January 1, 2018, KA Fund Advisors, LLC agreed to waive the monthly fee until the termination date of our agreement with KA Fund Advisors, LLC.

No compensation of any kind, including finder’s and consulting fees, will be paid by us to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to our initial public offering, our sponsor provided an aggregate of $265,000 to us under an unsecured promissory note, which were used for a portion of the expenses of our initial public offering. These loans were non-interest bearing and repaid upon the closing of our initial public offering.

On March 21, 2018, our Sponsor agreed to loan us up to $500,000, as needed, to fund our working capital needs. Any loans will be non-interest bearing and expect to be repaid or, at our Sponsor’s option, converted into warrants at the closing of our Initial Business Combination at a price of $1.50 per warrant.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us additional funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares and the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. As of the date of this report, a majority of our board of directors is independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Leland, Reinfrank and Borer are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the fiscal year ended December 31, 2017 and the period from December 12, 2016 (date of inception) to December 31, 2016 totaled approximately $40,500 and $0, respectively. The aggregate fees of Withum related to audit services in connection with our 2017 initial public offering totaled approximately $54,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the fiscal year ended December 31, 2017 and the period from December 12, 2016 (date of inception) to December 31, 2016, we did not pay Withum any audit-related fees.

Tax Fees. Fees charged by Withum for tax return services, planning and tax advice for the fiscal year ended December 31, 2017 and the period from December 12, 2016 (date of inception) to December 31, 2016, respectively, were approximately $3,000 and $0.

All Other Fees. We did not pay Withum for any other services for the year ended December 31, 2017 and the period from December 12, 2016 (date of inception) to December 31, 2016.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated March 29, 2017, by and between the Company, Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC. (1)

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Bylaws. (2)

4.1	Specimen Unit Certificate. (3)

4.2	Specimen Common Stock Certificate. (3)

4.3	Specimen Warrant Certificate. (3)

4.4	Warrant Agreement, dated March 29, 2017, by and between American Stock Transfer & Trust Company, LLC and the Company. (1)

10.1	Promissory Note, dated as of December 23, 2016, issued to Kayne Anderson Sponsor, LLC. (2)

10.2	Letter Agreement, dated March 29, 2017, by and between the Company, the initial security holders and the officers and directors of the Company. (1)

10.3	Investment Management Trust Account Agreement, dated March 29, 2017, by and between American Stock Transfer & Trust Company, LLC and the Company. (1)

10.4	Registration Rights Agreement, dated March 29, 2017, by and among the Company and the initial security holders. (1)

10.5	Securities Subscription Agreement, dated December 12, 2016, between the Company and Kayne Anderson Sponsor, LLC (2)

10.6	Sponsor Warrants Purchase Agreement, dated January 4, 2017, between the Company and Kayne Anderson Sponsor, LLC (2)

10.7	Form of Indemnity Agreement. (2)

10.8	Administrative Services Agreement, dated March 29, 2017, by and between the Company and KA Fund Advisors, LLC. (1)

10.9	Sponsor Promissory Note, dated March 21, 2018.*

14.1	Code of Ethics. (3)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Definition Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on April 4, 2017.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on March 7, 2017.
(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on March 16, 2017.

Item 16.	Form 10-K Summary

Not applicable

KAYNE ANDERSON ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of December 31, 2017 and 2016	F-2
Statements of Operations for the year ended December 31, 2017 and for the period from December 12, 2016 (inception) to December 31, 2016	F-3
Statement of Changes in Stockholders’ Equity for the year ended December 31, 2017 and for the period from December 12, 2016 (inception) to December 31, 2016	F-4
Statement of Cash Flows for the year ended December 31, 2017 and for the period from December 12, 2016 (inception) to December 31, 2016	F-5
Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Kayne Anderson Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kayne Anderson Acquisition Corp. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, changes in stockholders’ equity and cash flows, for the year ended December 31, 2017 and for the period from December 12, 2016 (inception) to December 31, 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and for the period from December 12, 2016 (inception) to December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2016.

New York, New York March 27, 2018

KAYNE ANDERSON ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Current assets
Cash	$479,055	$7,500
Prepaid expenses and other current assets	67,479	—

Total Current Assets	546,534	7,500
Investment held in trust account	379,176,865	—
Deferred offering costs	—	38,234

Total Assets	$379,723,399	$45,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued formation and offering costs	$—	$3,110
Accrued expenses	742,688	—
Accrued franchise taxes	200,050
Accrued income taxes	304,876	—
Sponsor note	—	20,000

Total Current Liabilities	1,247,614	23,110
Deferred underwriting compensation	13,206,239	—

Total Liabilities	14,453,853	23,110
Class A common stock subject to possible redemption; 36,026,954 and 0 shares, respectively, at December 31, 2017 and December 31, 2016 (at redemption value of approximately $10.00 per share)	360,269,540	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,705,158 and 0 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively (excluding 36,026,954 shares subject to possible redemption as of December 31, 2017)	170	—
Class B convertible common stock, $0.0001 par value; 20,000,000 shares authorized; 9,433,028 and 10,062,500 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	943	1,006
Additional paid-in capital	5,188,377	23,994
Accumulated deficit	(189,484)	(2,376)

Total Stockholders’ Equity	5,000,006	22,624

Total Liabilities and Stockholders’ Equity	$379,723,399	$45,734

See accompanying notes to financial statements

KAYNE ANDERSON ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the year Ended December 31, 2017	For the period from December 12, 2016 (inception) to December 31, 2016
Revenues	$—	$—
Expenses
General and administrative expenses	1,537,927	2,376
Franchise tax expense	200,050	—

Total expenses	1,737,977	2,376

Loss from operations	(1,737,977)	(2,376)
Other income – investment income on Trust Account	2,246,745	—

Income (loss) before income taxes	508,768	(2,376)
Current income tax expense	(695,876)	—

Net loss attributable to common shares	$(187,108)	$(2,376)

Weighted average number of shares outstanding:
Basic and Diluted (excluding shares subject to redemption)	10,682,217	10,062,500

Net loss per common share:
Basic and Diluted	$(0.02)	$(0.00)

See accompanying notes to financial statements

KAYNE ANDERSON ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period from December 12, 2016 (inception) to December 31, 2017

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Sale of common stock to Sponsor at approximately $0.001 per share	—	$—	10,062,500	$1,006	$23,994	$—	$25,000
Net loss	—	—	—	—	—	(2,376)	(2,376)

Balances, December 31, 2016	—	$—	10,062,500	$1,006	$23,994	$(2,376)	$22,624
Sale of Class A Common Stock to Public	37,732,112	3,773	—	—	377,317,347	—	377,321,120
Forfeiture of Class B Common Stock by Sponsor	—	—	(629,472)	(63)	63	—	—
Underwriters’ discount and offering expenses	—	—	—	—	(21,433,512)	—	(21,433,512)
Sale of 6,364,281 Private Placement Warrants at $1.50 per warrant	—	—	—	—	9,546,422	—	9,546,422
Shares subject to possible redemption	(36,026,954)	(3,603)	—	—	(360,265,937)	—	(360,269,540)
Net loss	—	—	—	—	—	(187,108)	(187,108)

Balances, December 31, 2017	1,705,158	$170	9,433,028	$943	$5,188,377	$(189,484)	$5,000,006

See accompanying notes to financial statements

KAYNE ANDERSON ACQUISITION CORP.

STATEMENT OF CASH FLOWS

	For the year ended December 31, 2017	For the period from December 12, 2016 (inception) to December 31, 2016
Cash flows from operating activities:
Net loss	$(187,108)	$(2,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Trust income retained in Trust Account (net of $391,000 for income taxes paid)	(1,855,745)	—
Changes in operating assets and liabilities:		—
Increase in prepaid expenses and other assets	(67,479)	—
Increase in accrued expenses and taxes, net	1,244,504	—

Net cash used in operating activities	(865,828)	(2,376)
Net cash used in investing activities,
Cash deposited into Trust Account	(377,321,120)	—
Cash flows from financing activities:
Proceeds from sale of Class B convertible common stock to Sponsor	—	25,000
Proceeds from Public Offering	377,321,120	—
Proceeds from sale of Private Placement Warrants	9,546,422	—
Payment of underwriting costs	(7,546,422)	—
Payment of offering costs	(642,617)	(35,124)
Proceeds from Sponsor note	245,000	20,000
Payment of Sponsor note	(265,000)	—

Net cash provided by financing activities	378,658,503	9,876
Net increase in cash	471,555	7,500
Cash at beginning of period	7,500	—

Cash at end of period	$479,055	7,500

Supplemental disclosure of cash flow information:
Deferred underwriting compensation and offering costs	$13,206,239	$3,110

Income taxes paid	$391,000	—

See accompanying notes to financial statements

KAYNE ANDERSON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”).

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, as of December 31, 2017, the Company does not have sufficient liquidity to meet its current obligations. However, management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company for a minimum one year from the date of issuance of these financial statements.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. An aggregate of 36,026,954 shares of Class A common stock subject to possible redemption at December 31, 2017 have been excluded from the calculation of basic income per common share. The Company has not considered the effect of the warrants sold in the Public Offering (including the consummation of the over-allotment) and Private Placement Warrants to purchase 18,941,651 shares of the Company’s Class A common stock in the calculation of diluted income per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events and their inclusion would be antidilutive.

At December 31, 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the financial statements.

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

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering.” The Company incurred $680,851 (includes $38,234 incurred during 2016 and $642,617 incurred during 2017) of offering costs in connection with preparation for the Public Offering. These costs together with the underwriting discounts of $20,752,661 (including $13,206,239 of which payment is deferred), were charged to additional paid in capital upon completion of the Public Offering in April 2017.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. To the extent a tax position does not meet these recognition and measurement thresholds, the associated benefit is not recognized in whole or in part and is reflected as an unrecognized tax benefit. There were no unrecognized tax benefits as of December 31, 2017 or 2016. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2017 or 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its tax position. The Company is subject to income tax examinations by major taxing authorities since inception.

During the year ended December 31, 2017, the Company recorded income tax expense of $695,876 and no income tax expense was recorded for year ended December 31, 2016. Until the Company completes an Initial Business Combination, its general and administrative expenses will be deferred for tax purposes but any interest income on the Trust Account net of franchises taxes will result in taxable income. During the year ended December 31, 2017, the Company made an estimated federal income tax payment of $391,000 resulting in an income tax liability of $304,876.

Current Tax Liability	$(304,876)
Deferred Tax Asset:
Deferred general and administrative expenses	$322,965
Valuation allowance at 21%	(322,965)
Deferred Tax Asset, net	$—

At December 31, 2017, the Company had $1,537,927 of deferred general and administrative expenses resulting in a deferred tax asset of $322,965. Management has determined that a full valuation allowance on the deferred tax asset is appropriate at this time after consideration of all available positive and negative evidence related to the realization of the deferred tax asset.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Bill”) was signed into law. Prior to the enactment of the Tax Reform Bill, the Company measured its deferred tax assets at the federal rate of 34%. The Tax Reform Bill reduced the federal tax rate to 21% resulting in the re-measurement of the deferred tax asset (reduced from $522,985 to $322,965) as of December 31, 2017. Beginning January 1, 2018, the lower tax rate of 21% will be used to calculate the amount of any federal income tax due on taxable income earned during 2018.

The Company’s federal statutory income tax rate is 34% and the effective tax rate for the year ended December 31, 2017 was 137% which is a result of the full valuation allowance against its deferred tax asset. The total income taxes were different from the amount computed by applying the federal statutory income tax rate of 34% to income before income taxes as follows:

Year
Ended
December 31,
2017
Computed federal income tax expense at 34%	$(172,891)
Valuation allowance at 34%	(522,985)

Total income tax (expense)	$(695,876)

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

Note 4—Related Party Transactions

Founder Shares

During December 2016, the Sponsor purchased 10,062,500 shares of Class B Common Stock (the “Founder Shares”) for an aggregate price of $25,000, or approximately $0.002 per share. During the year ended December 31, 2017, the Sponsor transferred 40,000 Founder Shares to each of the Company’s three independent directors (or an aggregate of 120,000 Founder Shares) at their original purchase price. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A Common Stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Public Offering except that the Founder Shares automatically convert into shares of Class A Common Stock at the time of the Company’s Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Holders of Founder Shares may also elect to convert their shares of Class B Common Stock into an equal number of shares of Class A Common Stock, subject to adjustment as provided above, at any time. Prior to the Public Offering, the Sponsor agreed to forfeit up to 1,312,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture was to be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Public Offering. On April 21, 2017, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 629,472 of its Founder Shares.

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

Related Party Loans

On December 23, 2016, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering pursuant to a promissory note (the “Note”). On April 4, 2017, upon completion of the Public Offering, the Company paid in full the aggregate $265,000 of borrowings under the Note. At December 31, 2017 there were no outstanding related party loans. At December 31, 2016, the Company had $20,000 borrowed under the Note. Please see Note 7 —Subsequent Events.

Administrative Support Agreement

Beginning April, 2017, the Company agreed to pay an affiliate of the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $45,000 for such services for the year ended December 31, 2017. Effective January 1, 2018, the Sponsor’s affiliate agreed to waive the monthly fee until the termination of the Company’s Administrative Service Agreement.

Note 5—Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 200,000,000 shares of Class A Common Stock and 20,000,000 shares of Class B Common Stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A Common Stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination, to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At December 31, 2017, there were 37,732,112 shares of Class A Common Stock issued and outstanding, including 36,026,954 shares which are subject to redemption at that date. At December 31, 2017 and December 31, 2016, there were 9,433,028 and 10,062,500 shares of Class B Common Stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2017 and December 31, 2016, there were no shares of preferred stock issued or outstanding.

Note 6—Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of December 31, 2017 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability. As of December 31, 2016, the Company did not have any assets measured at fair value.

Description	December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$379,176,865	$379,176,865	$—	$—

Note 7—Subsequent Events

On March 21, 2018, the Company’s Sponsor agreed to loan up to $500,000, as needed, to fund working capital needs. These loans will be non-interest bearing, and we expect to repay the loans at the closing of our Initial Business Combination. At the option of the lender, such loans may be convertible into warrants, at a price of $1.50 per warrant, at the time of our Initial Business Combination.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2018	Kayne Anderson Acquisition Corp.

	By:	/s/ Robert Purgason
	Name:	Robert Purgason
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Robert Purgason	Chief Executive Officer	March 27, 2018
Robert Purgason	(Principal Executive Officer)

/s/ Terry Hart	Chief Financial Officer and Secretary	March 27, 2018
Terry Hart	(Principal Financial and Accounting Officer)

/s/ Kevin McCarthy	Chairman of the Board of Directors	March 27, 2018
Kevin McCarthy

/s/ Robert V. Sinnott	Vice Chairman of the Board of Directors	March 27, 2018
Robert V. Sinnott

/s/ D. Mark Leland	Director	March 27, 2018
D. Mark Leland

/s/ R. Rudolph Reinfrank	Director	March 27, 2018
R. Rudolph Reinfrank

/s/ Mark Borer	Director	March 27, 2018
Mark Borer