Form 10-Q
period 2018-03-31
Kayne Anderson Acquisition Corp
filed 2018-05-11
CIK 1692787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of May 10, 2018 , there were 37,732,112 Class A common stock, par value $0.0001 (“Class A Common Stock”) and 9,433,028 shares of the Company’s Class B common stock, par value $0.0001 (“Class B Common Stock”), issued and outstanding.

KAYNE ANDERSON ACQUISITION CORP.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

KAYNE ANDERSON ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2018 (unaudited)	December 31, 2017
ASSETS
Current assets
Cash	$319,849	$479,055
Prepaid expenses and other current assets	56,250	67,479

Total Current Assets	376,099	546,534
Investment held in trust account	379,825,075	379,176,865

Total Assets	$380,201,174	$379,723,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$740,520	$742,688
Accrued franchise taxes	50,013	200,050
Accrued income taxes	220,145	304,876

Total Current Liabilities	1,010,678	1,247,614
Deferred underwriting compensation	13,206,239	13,206,239

Total Liabilities	14,216,917	14,453,853

Class A common stock subject to possible redemption; 36,098,425 and 36,026,954 shares, respectively, at March 31, 2018 and December 31, 2017 (at redemption value of approximately $10.00 per share)	360,984,250	360,269,540

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,633,687 and 1,705,158 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively (excluding 36,098,425 and 36,026,954 shares subject to possible redemption as of March 31, 2018 and December 31, 2017, respectively)	162	170
Class B convertible common stock, $0.0001 par value; 20,000,000 shares authorized; 9,433,028 shares issued and outstanding as of March 31, 2018 and December 31, 2017	943	943
Additional paid-in capital	4,473,675	5,188,377
Retained earnings (accumulated deficit)	525,227	(189,484)

Total Stockholders’ Equity	5,000,007	5,000,006

Total Liabilities and Stockholders’ Equity	$380,201,174	$379,723,399

See accompanying notes to condensed financial statements

KAYNE ANDERSON ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues	$—	$—
Expenses
General and administrative expenses	168,267	—
Franchise tax expense	50,013	—

Total expenses	218,280	—

Loss from operations	(218,280)	—
Other income – investment income on Trust Account	1,171,260	—

Income before income taxes	952,980	—
Current income tax expense	(238,269)	—

Net income attributable to common shares	$714,711	$—

Weighted average number of shares outstanding:
Basic (excluding shares subject to redemption)	11,137,391	9,433,028

Diluted	47,165,140	9,433,028

Net income per common share:
Basic	$0.06	$—

Diluted	$0.02	$—

See accompanying notes to condensed financial statements

KAYNE ANDERSON ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2018

(unaudited)

	Class A Common Stock		Class B Common Stock			Retained Earnings (Accumulated Deficit)	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Additional Paid-in Capital
Balances, December 31, 2017	1,705,158	$170	9,433,028	$943	$5,188,377	$(189,484)	$5,000,006
Change in shares subject to possible redemption	(71,471)	(8)	—	—	(714,702)	—	(714,710)
Net income	—	—	—	—	—	714,711	714,711

Balances, March 31, 2018	1,633,687	$162	9,433,028	$943	$4,473,675	$525,227	$5,000,007

See accompanying notes to condensed financial statements

KAYNE ANDERSON ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$714,711	$—
Adjustments to reconcile net income to net cash used in operating activities:
Trust income retained in Trust Account (net of $200,050 and $323,000 of franchise taxes and income taxes paid, respectively)	(648,210)	—
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other assets	11,229	—
Decrease in accrued expenses and taxes, net	(236,936)	—

Net cash used in operating activities	(159,206)	—
Cash flows from financing activities:
Proceeds from Sponsor note	—	245,000
Payment of Sponsor note	—	(252,251)

Net cash used in financing activities	—	(7,251)

Net decrease in cash	(159,206)	(7,251)
Cash at beginning of period	479,055	7,500

Cash at end of period	$319,849	$249

Supplemental disclosure of cash flow information:
Offering costs included in accrued formation and offering costs	$—	$311,827

Income and franchise taxes paid	$523,050	$—

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

On April 4, 2017, the Company closed its initial public offering (“Public Offering”) (See Note 3). The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

Sponsor

The Company’s sponsor is Kayne Anderson Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

The Trust Account

The proceeds from the Company’s Public Offering, held in the trust account with American Stock Transfer & Trust Company, LLC acting as trustee (the “Trust Account”) are invested in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

Liquidation and Going Concern

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

This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 4, 2019.

In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2018 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 27, 2018.

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

This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition, period difficult or impossible, because of the potential differences in accounting standards used.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. An aggregate of 36,098,425 shares of Class A common stock subject to possible redemption at March 31, 2018 have been excluded from the calculation of basic income per common share. The Company has not considered the effect of the warrants sold in the Public Offering (including the consummation of the over-

allotment) and Private Placement Warrants to purchase 18,941,651 shares of the Company’s Class A common stock in the calculation of diluted income per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events.

At March 31, 2017, the Company did not have any income or loss per share, the Public Offering was consummated on April 4, 2017.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. To the extent a tax position does not meet these recognition and measurement thresholds, the associated benefit is not recognized in whole or in part and is reflected as an unrecognized tax benefit. There were no unrecognized tax benefits as of March 31, 2018 or 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2018 or 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its tax position. The Company is subject to income tax examinations by major taxing authorities since inception.

During the three months ended March 31, 2018, the Company recorded income tax expense of $238,269, primarily related to interest income earned on the trust account. Until the Company completes an Initial Business Combination, its general and administrative expenses will be deferred for tax purposes. During the three months ended March 31, 2018, the Company made an estimated federal income tax payment of $323,000 related to 2017. Upon filing the 2017 tax return, the final tax liability was $307,683 resulting in an overpayment of $15,317. The overpayment has been applied to 2018, resulting in a current tax liability of $220,145. For the three months ended March 31, 2017, there was no income tax expense or current tax liability recorded.

March 31, 2018
Current Tax Liability	$(220,145)

Deferred Tax Asset:
Deferred general and administrative expenses	$358,301
Valuation allowance at 21%	(358,301)

Deferred Tax Asset, net	$—

At March 31, 2018, the Company had $1,706,195 of deferred general and administrative expenses resulting in a deferred tax asset of $358,301. Management has determined that a full valuation allowance on the deferred tax asset is appropriate at this time after consideration of all available positive and negative evidence related to the realization of the deferred tax asset.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Bill”) was signed into law. Prior to the enactment of the Tax Reform Bill, the Company measured its deferred tax assets at the federal rate of 34%. The Tax Reform Bill reduced the federal tax rate to 21% resulting in the re-measurement of the deferred tax asset. Beginning January 1, 2018, the Company started to use the tax rate of 21% to calculate the amount of any federal income tax due on taxable income.

The Company’s federal statutory income tax rate is 21% and the effective tax rate for the three months ended March 31, 2018 was 25% which is a result of the full valuation allowance against its deferred tax asset. The total income taxes were different from the amount computed by applying the federal statutory income tax rate of 21% to income before income taxes as follows:

Three months Ended March 31, 2018
Computed federal income tax expense at 21%	$(200,126)
Other	(2,807)
Valuation allowance at 21%	(35,336)

Total income tax (expense)	$(238,269)

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

Commencing on April 27, 2017, the holders of Units issued in its Public Offering may elect to separately trade shares of Class A Common Stock and Warrants included in the Units. The Units not separated will continue to trade on The Nasdaq Capital Market under the symbol “KAACU.” Shares of Class A Common Stock and the Warrants are trading on The Nasdaq Capital Market under the symbols “KAAC” and “KAACW,” respectively. No fractional warrants will be issued upon separation of the Units and only whole Warrants trade following the separation.

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

Private Placement Warrants

Upon the closing of the Public Offering on April 4, 2017 and the underwriters’ partial exercise of their over-allotment option on April 21, 2017, the Sponsor purchased an aggregate of 6,364,281 warrants at a price of $1.50 per warrant in a private placement (the “Private Placement Warrants”) at a price of $1.50 per whole warrant ($9,546,422 in the aggregate) in a private placement. Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A Common Stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering that were deposited into the Trust Account. If the Initial Business Combination is not completed within 24 months from the closing of the Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

Related Party Loans

On March 21, 2018, the Company’s Sponsor agreed to loan up to $500,000, as needed, to fund working capital needs pursuant to a promissory note (the “Note”). These loans will be non-interest bearing, and the Company expects to repay the loans at the closing of its Initial Business Combination. At the option of the lender, such loans may be convertible into warrants, at a price of $1.50 per warrant, at the time of our Initial Business Combination. At March 31, 2018 and December 31, 2017, there were no outstanding related party loans.

Administrative Services Agreement

Beginning April 2017, the Company agreed to pay an affiliate of the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Effective January 1, 2018, the Sponsor’s affiliate agreed to waive the monthly fee until the termination of the Company’s Administrative Service Agreement.

Note 5—Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 200,000,000 shares of Class A Common Stock and 20,000,000 shares of Class B Common Stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A Common Stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination, to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2018 and December 31, 2017, there were 37,732,112 shares of Class A Common Stock issued and outstanding, including 36,098,425 and 36,026,954 shares, respectively, which were subject to redemption at those dates. At March 31, 2018 and December 31, 2017, there were 9,433,028 shares of Class B Common Stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding

Note 6—Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
March 31, 2018	$379,825,075	$379,825,075	$—	$—

December 31, 2017	$379,176,865	$379,176,865	$—	$—

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

For the three months ended March 31, 2018, we had a net income of $714,711, which consisted primarily of interest income from the Trust Account of $1,171,260. This income was partially offset by general and administrative expenses of $168,267, franchise tax expense of $50,013 and income tax expense of $238,269. During the three months ended March 31, 2017, we did not engage in any operations nor generated any revenues. Our only activities during the quarter were those necessary to prepare our Public Offering, which was consummated on April 4, 2017.

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

On March 21, 2018, our Sponsor agreed to loan us up to $500,000, as needed, to fund our working capital needs. These loans will be non-interest bearing, and we expect to repay the loans at the closing of our Initial Business Combination. At the option of the lender, such loans may be convertible into warrants, at a price of $1.50 per warrant, at the time of our Initial Business Combination. Such warrants will be identical to private placement warrants issued simultaneously with the consummation of our initial public offering. As of March 31, 2018, there were no borrowings under the unsecured promissory note. As of March 31, 2018, we had $319,849 in cash held outside the Trust Account which may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, interest income on the funds held in the Trust Account may be released to pay our franchise and income taxes. During the first quarter, we paid $523,050 of franchise taxes and estimated federal income tax with funds held in the Trust Account. At March 31, 2018, $2,503,955 is available to pay any additional taxes.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. In connection with our Public Offering, we entered into an Administrative Services Agreement, by and between us and KA Fund Advisors, LLC an affiliate of our Sponsor. We have agreed to pay KA Fund Advisors, LLC a total of $5,000 per month for office space, utilities and secretarial and administrative support. Effective January 1, 2018, KA Fund Advisors, LLC agreed to waive the monthly fee until the termination date of our Administrative Services Agreement.

The underwriters are entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($7,546,422) were paid at the closing of the Public Offering and 3.5% ($13,206,239) was deferred and placed in the Trust Account. The deferred discount and commissions will become payable to the underwriters only on completion of the Initial Business Combination, subject to the terms of the underwriting agreement.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on March 27, 2018 except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description

10.1	Sponsor Promissory Note, dated March 27, 2018 (1)

31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith
(1)	Incorporated by reference to our Annual Report on Form 10-K filed on March 27, 2018.

SIGNATURES

In accordance to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYNE ANDERSON ACQUISITION CORP.

Date: May 11, 2018	/s/ ROBERT S. PURGASON
Robert S. Purgason
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2018	/s/ TERRY A. HART
Terry A. Hart
Chief Financial Officer) (Principal Financial and Accounting Officer)