Form 10-Q
period 2018-06-30
Kayne Anderson Acquisition Corp
filed 2018-07-27
CIK 1692787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of July 25, 2018 , there were 37,732,112 Class A common stock, par value $0.0001 (“Class A Common Stock”) and 9,433,028 shares of the Company’s Class B common stock, par value $0.0001 (“Class B Common Stock”), issued and outstanding.

KAYNE ANDERSON ACQUISITION CORP.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

KAYNE ANDERSON ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2018 (unaudited)	December 31, 2017
ASSETS
Current assets
Cash	$48,630	$479,055
Prepaid expenses and other current assets	189,937	67,479

Total Current Assets	238,567	546,534
Investment held in trust account	380,712,615	379,176,865

Total Assets	$380,951,182	$379,723,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$1,049,049	$742,688
Accrued franchise taxes	20,025	200,050
Accrued income taxes	8,770	304,876
Sponsor note	100,000	—

Total Current Liabilities	1,177,844	1,247,614
Deferred underwriting compensation	13,206,239	13,206,239

Total Liabilities	14,384,083	14,453,853
Class A common stock subject to possible redemption; 36,156,709 and 36,026,954 shares, respectively, at June 30, 2018 and December 31, 2017 (at approximately $10.00 per share)	361,567,090	360,269,540
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,575,403 and 1,705,158 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively (excluding 36,156,709 and 36,026,954 shares subject to possible redemption as of June 30, 2018 and December 31, 2017, respectively)	157	170
Class B convertible common stock, $0.0001 par value; 20,000,000 shares authorized; 9,433,028 shares issued and outstanding as of June 30, 2018 and December 31, 2017	943	943
Additional paid-in capital	3,890,840	5,188,377
Retained earnings (accumulated deficit)	1,108,069	(189,484)

Total Stockholders’ Equity	5,000,009	5,000,006

Total Liabilities and Stockholders’ Equity	$380,951,182	$379,723,399

See accompanying notes to condensed financial statements

KAYNE ANDERSON ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Revenues	$—	$—	$—	$—
Expenses
General and administrative expenses	546,061	1,063,946	714,328	1,063,946
Franchise tax expense	50,012	43,000	100,025	43,000

Total expenses	596,073	1,106,946	814,353	1,106,946

Loss from operations	(596,073)	(1,106,946)	(814,353)	(1,106,946)
Other income – investment income on Trust Account	1,479,003	544,025	2,650,263	544,025

Income (loss) before income taxes	882,930	(562,921)	1,835,910	(562,921)
Current income tax expense	(300,088)	(170,349)	(538,357)	(170,349)

Net income (loss) attributable to common shares	$582,842	$(733,270)	$1,297,553	$(733,270)

Weighted average number of shares outstanding:
Basic (excluding shares subject to redemption)	11,066,074	11,042,745	11,137,469	10,242,333

Diluted	47,165,140	11,042,745	47,165,140	10,242,333

Net income (loss) per common share:
Basic	$0.05	$(0.07)	$0.12	$(0.07)

Diluted	$0.01	$(0.07)	$0.03	$(0.07)

See accompanying notes to condensed financial statements

KAYNE ANDERSON ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2018

(unaudited)

	Class A Common Stock		Class B Common Stock			Retained Earnings (Accumulated Deficit)	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Additional Paid-in Capital
Balances, December 31, 2017	1,705,158	$170	9,433,028	$943	$5,188,377	$(189,484)	$5,000,006
Change in shares subject to possible redemption	(129,755)	(13)	—	—	(1,297,537)	—	(1,297,550)
Net income	—	—	—	—	—	1,297,553	1,297,553

Balances, June 30, 2018	1,575,403	$157	9,433,028	$943	$3,890,840	$1,108,069	$5,000,009

See accompanying notes to condensed financial statements

KAYNE ANDERSON ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$1,297,553	$(733,270)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Trust income retained in Trust Account (net of $1,114,513 and $0 of franchise taxes and income taxes paid, respectively)	(1,535,750)	(544,025)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(122,458)	(194,104)
Increase (decrease) in accrued expenses and taxes, net	(169,770)	1,144,239

Net cash used in operating activities	(530,425)	(327,160)
Net cash used in investing activities:
Cash deposited into Trust Account	—	(377,321,120)
Cash flows from financing activities:
Proceeds from Public Offering	—	377,321,120
Proceeds from sale of Private Placement Warrants	—	9,546,422
Payment of underwriting costs	—	(7,546,422)
Payment of offering costs	—	(635,909)
Proceeds from Sponsor note	100,000	245,000
Payment of Sponsor note	—	(265,000)

Net cash provided by in financing activities	100,000	378,665,211
Net increase (decrease) in cash	(430,425)	1,016,931
Cash at beginning of period	479,055	7,500

Cash at end of period	$48,630	$1,024,431

Supplemental disclosure of cash flow information:
Offering costs included in accrued formation and offering costs	$—	$2,000

Deferred underwriting compensation	$—	$13,206,239

Income and franchise taxes paid	$1,114,513	$—

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

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of investment income to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any shares of Class A Common Stock included in the units (the “Public Shares”) sold in the Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of such shares of Class A Common Stock if it does not complete the Initial Business Combination within 24 months from the closing of the Public Offering; and (iii) the redemption of 100% of the shares of Class A Common Stock included in the Units sold in the Public Offering if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business

Combination, including investment income but less taxes payable, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including investment income but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under rules of The Nasdaq Stock Market. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the Initial Business Combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including investment income but less taxes payable. As a result, such shares of Class A Common Stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

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

Liquidation and Going Concern

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including investment income earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of investment income to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors have entered into letter agreements with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquire shares of Class A Common Stock in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, management has determined that the mandatory liquidation and subsequent dissolution discussed above raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 4, 2019.

In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2018 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. An aggregate of 36,156,709 and 35,973,009 shares of Class A common stock subject to possible redemption at June 30, 2018 and at June 30, 2017, respectively, have been excluded from the calculation of basic income per common share. For all periods presented, the Company has not considered the effect of the warrants sold in the Public Offering (including the consummation of the over-allotment) and Private Placement Warrants to purchase 18,941,651 shares of the Company’s Class A common stock in the calculation of diluted income per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. To the extent a tax position does not meet these recognition and measurement thresholds, the associated benefit is not recognized in whole or in part and is reflected as an unrecognized tax benefit. There were no unrecognized tax benefits as of June 30, 2018 or 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2018 or 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its tax position. The Company is subject to income tax examinations by major taxing authorities since inception.

During the three and six months ended June 30, 2018, the Company recorded income tax expense of $300,088 and $538,357, respectively, primarily related to investment income earned on the Trust Account. During the three and six months ended June 30, 2017, the Company recorded income tax expense of $170,349 primarily related to investment income earned on the Trust Account. Until the Company completes an Initial Business Combination, its general and administrative expenses will be deferred for tax purposes.

During the six months ended June 30, 2018, the Company made an estimated federal income tax payment of $834,463 of which $323,000 related to 2017 and $511,463 to 2018. Upon filing the 2017 tax return, the final tax liability was $307,683 resulting in an overpayment of $15,317. The overpayment has been applied to 2018, resulting in a current tax liability of $8,770.

	June 30, 2018	December 31, 2017
Current Tax Liability	$(8,770)	$(304,876)
Deferred Tax Asset:
Deferred general and administrative expenses	$472,974	$322,965
Valuation allowance at 21%	(472,974)	(322,965)
Deferred Tax Asset, net	$—	$—

At June 30, 2018 and December 31, 2017, the Company had $2,252,255 and $1,537,927, respectively, of deferred general and administrative expenses resulting in a deferred tax asset of $472,974 and $322,965, respectively. Management has determined that a full valuation allowance on the deferred tax asset is appropriate at this time after consideration of all available positive and negative evidence related to the realization of the deferred tax asset.

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

The Company’s federal statutory income tax rate is 21% and the effective tax rate for the three and six months ended June 30, 2018 was 34% and 29%, respectively, which is a result of the full valuation allowance against its deferred tax asset. The total income taxes were different from the amount computed by applying the federal statutory income tax rate of 21% to income before income taxes as follows:

	Three months Ended June 30, 2018	Three months Ended June 30, 2017	Six months Ended June 30, 2018	Six months Ended June 30, 2017
Computed federal income tax expense at 21% (2018) and 34% (2017)	$(185,415)	$191,393	$(385,541)	$191,393
Permanent differences	—	—	(2,807)	—
Valuation allowance at 21% (2018) and 34% (2017)	(114,673)	(361,742)	(150,009)	(361,742)

Total income tax expense	$(300,088)	$(170,349)	$(538,357)	$(170,349)

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

Related Party Loans

On March 21, 2018, the Company’s Sponsor agreed to loan up to $500,000, as needed, to fund working capital needs pursuant to a promissory note (the “Note”). These loans will be non-interest bearing, and the Company expects to repay the loans at the closing of its Initial Business Combination. At the option of the lender, such loans may be convertible into warrants, at a price of $1.50 per warrant, at the time of our Initial Business Combination. At June 30, 2018, there were $100,000 of borrowings under the Note. At December 31, 2017, there were no outstanding related party loans.

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

Note 5—Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 200,000,000 shares of Class A Common Stock and 20,000,000 shares of Class B Common Stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A Common Stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination, to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2018 and December 31, 2017, there were 37,732,112 shares of Class A Common Stock issued and outstanding, including 36,156,709 and 36,026,954 shares, respectively, which were subject to redemption at those dates. At June 30, 2018 and December 31, 2017, there were 9,433,028 shares of Class B Common Stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Note 6—Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
June 30, 2018	$380,712,615	$380,712,615	$—	$—

December 31, 2017	$379,176,865	$379,176,865	$—	$—

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

For the three and six months ended June 30, 2018, we had a net income of $582,842 and $1,297,553, respectively, which consisted primarily of investment income from the Trust Account of $1,479,003 and $2,650,263, respectively. This income was partially offset by general and administrative expenses of $546,061 and $714,328, respectively, franchise tax expense of $50,012 and $100,025, respectively and income tax expense of $300,088 and $538,357, respectively.

For the three and six months ended June 30, 2017, we had a net loss of $733,270, which consisted primarily of general and administrative expenses of $1,063,946, franchise tax expense of $43,000 and income tax expense of $170,349. These expenses were partially offset by investment income received from the Trust Account of $544,025.

Liquidity and Capital Resources

In April 2017, upon the completing the Public Offering (including the sale of Over-Allotment Units) and the Private Placement Warrants, $377,321,120 was deposited in a trust account with American Stock Transfer & Trust Company acting as trustee (the “Trust Account”). Other than the withdrawal of investment income to pay taxes, the proceeds held in the Trust Account will remain in the Trust Account until the earlier (i) the completion of the Initial Business Combination; (ii) the redemption of any shares of Class A Common Stock included in the Units sold in the Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of such shares of Class A Common Stock if we do not complete the Initial Business Combination within 24 months from the closing of the Public Offering; and (iii) the redemption of 100% of the shares of Class A Common Stock included in the Units sold in the Public Offering if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Public Offering (subject to the requirements of law).

On March 21, 2018, our Sponsor agreed to loan us up to $500,000, as needed, to fund our working capital needs. These loans are non-interest bearing, and we expect to repay the loans at the closing of our Initial Business Combination. At the option of the lender, such loans may be convertible into warrants, at a price of $1.50 per warrant, at the time of our Initial Business Combination. Such warrants will be identical to private placement warrants issued simultaneously with the consummation of our initial public offering. As of June 30, 2018, we had $100,000 borrowed under the unsecured promissory note. As of June 30, 2018, we had $48,630 in cash held outside the Trust Account which may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, investment income on the funds held in the Trust Account may be released to pay our franchise and income taxes. During the six months ended June 30, 2018, we paid $280,050 of franchise taxes and $834,463 estimated federal income tax with funds held in the Trust Account. At June 30, 2018, $3,391,495 is available to pay any additional taxes.

To the extent that we require additional funds to operate our business prior to the consummation of an Initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to loan us funds as may be required. If we complete our Initial Business Combination, we would repay such additional loaned amounts out of the proceeds of the Trust Account released to us. In the event that our Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans, including loans made under the March 2018 agreement may be convertible into warrants, at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to the exercise price, exercisability and exercise period.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. In connection with our Public Offering, we entered into an Administrative Services Agreement, by and between us and KA Fund Advisors, LLC an affiliate of our Sponsor. We have agreed to pay KA Fund Advisors, LLC a total of $5,000 per month for office space, utilities and secretarial and administrative support. Effective January 1, 2018, KA Fund Advisors, LLC agreed to waive the monthly fee until the termination date of our Administrative Services Agreement.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KAYNE ANDERSON ACQUISITION CORP.

Date: July 27, 2018	/s/ ROBERT S. PURGASON
Robert S. Purgason
Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2018	/s/ TERRY A. HART
Terry A. Hart
Chief Financial Officer)
(Principal Financial and Accounting Officer)