Form 10-Q
period 2018-09-30
Kayne Anderson Acquisition Corp
filed 2018-11-07
CIK 1692787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of November 6, 2018 , there were 37,732,112 Class A common stock, par value $0.0001 (“Class A Common Stock”) and 9,433,028 shares of the Company’s Class B common stock, par value $0.0001 (“Class B Common Stock”), issued and outstanding.

KAYNE ANDERSON ACQUISITION CORP.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

KAYNE ANDERSON ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018 (unaudited)	December 31, 2017
ASSETS
Current assets
Cash	$40,565	$479,055
Prepaid expenses and other current assets	120,375	67,479

Total Current Assets	160,940	546,534
Investment held in trust account	382,384,785	379,176,865

Total Assets	$382,545,725	$379,723,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$2,738,179	$742,688
Accrued franchise taxes	30,038	200,050
Accrued income taxes	357,823	304,876
Sponsor note	600,000	—

Total Current Liabilities	3,726,040	1,247,614
Deferred underwriting compensation	13,206,239	13,206,239

Total Liabilities	16,932,279	14,453,853
Class A common stock subject to possible redemption; 36,061,344 and 36,026,954 shares, respectively, at September 30, 2018 and December 31, 2017 (at approximately $10.00 per share)	360,613,440	360,269,540
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,670,768 and 1,705,158 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively (excluding 36,061,344 and 36,026,954 shares subject to possible redemption as of September 30, 2018 and December 31, 2017, respectively)	167	170
Class B convertible common stock, $0.0001 par value; 20,000,000 shares authorized; 9,433,028 shares issued and outstanding as of September 30, 2018 and December 31, 2017	943	943
Additional paid-in capital	4,844,480	5,188,377
Retained earnings (accumulated deficit)	154,416	(189,484)

Total Stockholders’ Equity	5,000,006	5,000,006

Total Liabilities and Stockholders’ Equity	$382,545,725	$379,723,399

See accompanying notes to condensed consolidated financial statements

KAYNE ANDERSON ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Revenues	$—	$—	$—	$—
Expenses
General and administrative expenses	2,266,757	276,956	2,981,085	1,340,902
Franchise tax expense	50,013	55,900	150,038	98,900

Total expenses	2,316,770	332,856	3,131,123	1,439,802

Loss from operations	(2,316,770)	(332,856)	(3,131,123)	(1,439,802)
Other income – investment income on Trust Account	1,712,170	809,858	4,362,433	1,353,883

Income (loss) before income taxes	(604,600)	477,002	1,231,310	(85,919)
Current income tax expense	(349,053)	(256,345)	(887,410)	(426,694)

Net income (loss) attributable to common shares	$(953,653)	$220,657	$343,900	$(512,613)

Weighted average number of shares outstanding:
Basic (excluding shares subject to redemption)	11,009,468	11,191,898	11,138,060	10,582,053

Diluted	11,009,468	47,165,140	47,165,140	10,582,053

Net income (loss) per common share:
Basic	$(0.09)	$0.02	$0.03	$(0.05)

Diluted	$(0.09)	$0.00	$0.01	$(0.05)

See accompanying notes to condensed consolidated financial statements

KAYNE ANDERSON ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2018

(unaudited)

	Class A Common Stock		Class B Common Stock			Retained Earnings (Accumulated Deficit)	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Additional Paid-in Capital
Balances, December 31, 2017	1,705,158	$170	9,433,028	$943	$5,188,377	$(189,484)	$5,000,006
Change in shares subject to possible redemption	(34,390)	(3)	—	—	(343,897)	—	(343,900)
Net income	—	—	—	—	—	343,900	343,900

Balances, September 30, 2018	1,670,768	$167	9,433,028	$943	$4,844,480	$154,416	$5,000,006

See accompanying notes to condensed consolidated financial statements

KAYNE ANDERSON ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$343,900	$(512,613)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Trust income retained in Trust Account (net of $1,154,513 and $0 of franchise taxes and income taxes paid, respectively)	(3,207,920)	(962,883)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(52,896)	(130,792)
Increase in accrued expenses and taxes, net	1,878,426	816,659

Net cash used in operating activities	(1,038,490)	(789,629)
Net cash used in investing activities:
Cash deposited into Trust Account	—	(377,321,120)
Cash flows from financing activities:
Proceeds from Public Offering	—	377,321,120
Proceeds from sale of Private Placement Warrants	—	9,546,422
Payment of underwriting costs	—	(7,546,422)
Payment of offering costs	—	(642,617)
Proceeds from Sponsor note	600,000	245,000
Payment of Sponsor note	—	(265,000)

Net cash provided by financing activities	600,000	378,658,503
Net increase (decrease) in cash	(438,490)	547,754
Cash at beginning of period	479,055	7,500

Cash at end of period	$40,565	$555,254

Supplemental disclosure of cash flow information:
Deferred underwriting compensation	$—	$13,206,239

Income and franchise taxes paid	$1,154,513	$391,000

See accompanying notes to condensed consolidated financial statements

KAYNE ANDERSON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 1—Description of Organization and Business Operations

Organization and General

Kayne Anderson Acquisition Corp. (the “Company”) was incorporated in Delaware on December 12, 2016. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company’s focus is to search for a target business in the energy industry. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). On August 3, 2018, Altus Midstream LP (“Altus Midstream”) was formed in Delaware as a limited partnership and wholly owned subsidiary of the Company. See Note 7.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2018 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 27, 2018.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. An aggregate of 36,061,344 and 35,994,404 shares of Class A common stock subject to possible redemption at September 30, 2018 and at September 30, 2017, respectively, have been excluded from the calculation of basic income per common share. For all periods presented, the Company has not considered the effect of the warrants sold in the Public Offering (including the consummation of the over-allotment) and Private Placement Warrants to purchase 18,941,651 shares of the Company’s Class A common stock in the calculation of diluted income per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. To the extent a tax position does not meet these recognition and measurement thresholds, the associated benefit is not recognized in whole or in part and is reflected as an unrecognized tax benefit. There were no unrecognized tax benefits as of September 30, 2018 or 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2018 or 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its tax position. The Company is subject to income tax examinations by major taxing authorities since inception.

During the three and nine months ended September 30, 2018, the Company recorded income tax expense of $349,053 and $887,410, respectively, primarily related to investment income earned on the Trust Account. During the three and nine months ended September 30, 2017, the Company recorded income tax expense of $256,345 and $426,694, respectively, primarily related to investment income earned on the Trust Account. Until the Company completes an Initial Business Combination, its general and administrative expenses will be deferred for tax purposes.

During the nine months ended September 30, 2018, the Company made an estimated federal income tax payment of $834,463 of which $323,000 related to 2017 and $511,463 to 2018. Upon filing the 2017 tax return, the final tax liability was $307,683 resulting in an overpayment of $15,317. The overpayment has been applied to 2018, resulting in a current tax liability of $357,823.

	September 30, 2018	December 31, 2017
Current Tax Liability	$(357,823)	$(304,876)
Deferred Tax Asset:
Deferred general and administrative expenses	$948,993	$322,965
Valuation allowance at 21%	(948,993)	(322,965)
Deferred Tax Asset, net	$—	$—

At September 30, 2018 and December 31, 2017, the Company had $4,519,012 and $1,537,927, respectively, of deferred general and administrative expenses resulting in a deferred tax asset of $948,993 and $322,965, respectively. Management has determined that a full valuation allowance on the deferred tax asset is appropriate at this time after consideration of all available positive and negative evidence related to the realization of the deferred tax asset.

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

The Company’s federal statutory income tax rate is 21% and the effective tax rate for the three and nine months ended September 30, 2018 was -58% and 72%, respectively, which is a result of the full valuation allowance against its deferred tax asset. The total income taxes were different from the amount computed by applying the federal statutory income tax rate of 21% to income before income taxes as follows:

	Three months Ended September 30, 2018	Three months Ended September 30, 2017	Nine months Ended September 30, 2018	Nine months Ended September 30, 2017
Computed federal income tax benefit (expense) at 21% (2018) and 34% (2017)	$126,966	$(162,181)	$(258,575)	$29,212
Permanent differences	—	—	(2,807)	—
Valuation allowance at 21% (2018) and 34% (2017)	(476,019)	(94,164)	(626,028)	(455,906)

Total income tax expense	$(349,053)	$(256,345)	$(887,410)	$(426,694)

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

Related Party Loans

On March 21, 2018, the Company’s Sponsor agreed to loan up to $500,000, as needed, to fund working capital needs pursuant to a promissory note (the “Note”). On August 24, 2018, the Company’s Sponsor agreed to increase such loan up to $1,000,000. These loans will be non-interest bearing, and the Company expects to repay the loans at the closing of its Initial Business Combination. At the option of the lender, such loans may be convertible into warrants, at a price of $1.50 per warrant, at the time of the Company’s Initial Business Combination. At September 30, 2018, there were $600,000 of borrowings under the Note. At December 31, 2017, there were no outstanding related party loans.

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

Note 5—Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 200,000,000 shares of Class A Common Stock and 20,000,000 shares of Class B Common Stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A Common Stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination, to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2018 and December 31, 2017, there were 37,732,112 shares of Class A Common Stock issued and outstanding, including 36,061,344 and 36,026,954 shares, respectively, which were subject to redemption at those dates. At September 30, 2018 and December 31, 2017, there were 9,433,028 shares of Class B Common Stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Note 6—Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
September 30, 2018	$382,384,785	$382,384,785	$—	$—

December 31, 2017	$379,176,865	$379,176,865	$—	$—

Note 7 — Business Combination Agreements

Contribution Agreement

On August 8, 2018, the Company, and Altus Midstream, entered into a Contribution Agreement (the “Contribution Agreement”) with Apache Midstream LLC, a Delaware limited liability company (the “Apache Contributor”) and wholly owned subsidiary of Apache Corporation, a Delaware corporation (“Apache”), Alpine High Gathering LP, a Delaware limited partnership (“Alpine High Gathering”), Alpine High Pipeline LP, a Delaware limited partnership (“Alpine High Pipeline”), Alpine High Processing LP, a Delaware limited partnership (“Alpine High Processing”), Alpine High NGL Pipeline LP, a Delaware limited partnership (“Alpine High NGL”), and Alpine High Subsidiary GP LLC, a Delaware limited liability company (“Alpine High GP” and, together with Alpine High Gathering, Alpine High Pipeline, Alpine High Processing and Alpine High NGL, the “Alpine High Entities”), pursuant to which Altus Midstream and/or its subsidiaries will acquire from the Apache Contributor:

•100% of the equity interests in each of the Alpine High Entities; and

• options, currently held by the Apache Contributor, to acquire equity interests in certain third party pipelines that are expected to be placed into service in 2019 and 2020 (the “Options”), which include:

•an option to acquire up to a 15% equity interest (as well as pursuant to a supplemental option, an addition 1% equity interest) in the Gulf Coast Express pipeline (the “GCX Option”);

•an option to acquire up to a 15% equity interest in the EPIC Crude pipeline (the “EPIC Option”);

•an option to acquire a 50% equity interest in the Salt Creek NGL pipeline; and

•an option to acquire up to a 33% equity interest in the Shin Oak pipeline (the “Shin Oak Option”).

In addition, pursuant to the Purchase Rights and Restrictive Covenant Agreement to be entered into between the Company and Apache at the closing of the business combination (the “Purchase Rights and Restrictive Covenant Agreement”), Apache will, among other things, assign to the Company an option to acquire equity in either (i) a long-haul natural gas pipeline from the Permian Basin in Texas to the Texas Gulf Coast which recently announced it reached a “final investment decision” and is being developed by affiliates of Kinder Morgan, Inc. (the “Permian Highway Pipeline Project”) or (ii) the next similar pipeline project if the Permian Highway Pipeline Project is not placed into service (the “Additional Option”).

The acquisition of the Alpine High Entities and the Options pursuant to the Contribution Agreement is referred to herein as the “Altus Business Combination,” and the transactions contemplated by the Contribution Agreement are referred to herein as the “Transactions.”

Consideration

Pursuant to the Contribution Agreement, at the closing of the Transactions (the “Closing”), the Apache Contributor will receive the following consideration:

• equity consideration, consisting of: (a) 250,000,000 Common Units, (b) 1,862,606 newly-issued shares of Class A Common Stock and (c) a number of newly-issued shares of Class A Common Stock equal to the product of (i) the number of public shares of Class A Common Stock redeemed for cash at the closing of the Altus Business Combination minus 2,000,000 and (ii) 26.6% (provided that such number of shares of Class A Common Stock will not be less than zero or greater than 5,450,422) (the number of shares referred to in this clause (c), the “Assigned Shares”), with such amounts of Class A Common Stock set forth in clauses (b) and (c) corresponding to certain forfeitures of Class B Common Stock (as defined below) by the Sponsor, as described below in “Ancillary Agreements – Sponsor Forfeiture Agreement”;

• cash consideration in an amount equal to the capital expenditures incurred by or on behalf of the Alpine High Entities from and including October 1, 2018 through and including the closing date of the Altus Business Combination (the “Closing Date”);

• 3,182,140 warrants exercisable for shares of Class A Common Stock (the “Apache Warrants”), with such amount of Apache Warrants corresponding to certain forfeitures of Private Placement Warrants by the Sponsor as described below in “Ancillary Agreements — Sponsor Forfeiture Agreement”; and

• the right to receive earn-out consideration of up to 37,500,000 shares of Class A Common Stock based on the achievement of certain share price and operational thresholds.

Pursuant to the Contribution Agreement, at the Closing, the Company will contribute cash to Altus Midstream in an amount equal to the Available Funds (as defined below) in exchange for the issuance by Altus Midstream to the Company of (a) a number of common units representing limited partner interests in Altus Midstream (“Common Units”) equal to the number of shares of the Company’s Class A Common Stock, outstanding as of the Closing and (b) a number of Altus Midstream warrants exercisable for Common Units equal to the number of the Company’s Warrants outstanding as of the Closing. Following the Closing, the Company will control Altus Midstream through its ownership of Altus Midstream GP LLC, a Delaware limited liability company and the sole general partner of Altus Midstream.

In addition, the Company will issue to Apache Contributor 250,000,000 newly issued shares of non-economic capital stock of the Company, designated as Class C common stock, par value $0.0001 per share (the “Class C Common Stock”), corresponding to the number of Common Units received by the Apache Contributor at the Closing.

Redemption of Common Units

Beginning 180 days after Closing and subject to the requirement that the Apache Contributor hold a number of Common Units (and a corresponding number of shares of Class C Common Stock) sufficient to fulfill its obligations set forth under the Option Letter (as defined below), the Apache Contributor will have the right to redeem the Common Units it receives at Closing for shares of Class A Common Stock or cash (at the Company’s election). Upon any redemption of Common Units by the Apache Contributor, a corresponding number of shares of Class C Common Stock owned by the Apache Contributor will be cancelled.

Warranties and Covenants

The Contribution Agreement contains customary warranties by the parties thereto, which shall not survive the Closing. The Contribution Agreement also contains customary pre-closing covenants of the parties, including the obligation of the Apache Contributor to cause the Alpine High Entities to conduct their respective businesses in the ordinary course and to refrain from taking certain specified actions, subject to certain exceptions, without the prior written consent of the Company. Additionally, the Apache Contributor and the Alpine High Entities have agreed not to directly or indirectly initiate, solicit, facilitate, or encourage participation in any discussions or negotiations with, enter into any contract, or furnish to any other person any information with respect to, any proposal from any person relating to an acquisition of any interests in the Alpine High Entities or all or substantially all of the assets of the Alpine High Entities. Similarly, the Company has agreed not to directly or indirectly initiate, solicit, facilitate, or encourage participation in any discussions or negotiations with, enter into any contract, or furnish to any other person any information with respect to, any proposal from any person relating to a business combination transaction.

Conditions to the Parties’ Obligations to Consummate the Transactions

Under the Contribution Agreement, the obligations of the parties to consummate the Transactions are subject to a number of customary conditions, including, among others, the following: (i) the absence of specified adverse laws or orders, (ii) the warranties of the other parties being true and correct, subject to the materiality standards contained in the Contribution Agreement, (iii) material compliance by the other parties with their respective pre-closing covenants, subject to the materiality standards contained in the Contribution Agreement, (iv) the approval of the Altus Business Combination, the Transactions and certain proposals relating to amendments to the Company’s charter and the Company’s compliance with the listing rules of the NASDAQ Capital Market by the Company’s stockholders and (v) the Company having provided the Apache Contributor with a schedule of the Company’s fees through and including the Closing and the fees specified therein shall not have exceeded $30,000,000. In addition, the Apache Contributor’s obligations to consummate the Transaction is also conditioned upon the Company having a minimum of $475,000,000 in Available Funds at the time of Closing. “Available Funds” means (i) the amount of funds from the Trust Account that holds the proceeds (including interest but net of franchise and income taxes payable) from the Company’s Public Offering and the concurrent private placement of warrants to the Sponsor, plus (ii) the proceeds received pursuant to the Private Placements (as defined below), minus (iii) the amount to be paid to the Company’s public stockholders who timely exercise and do not waive their right to have their public shares redeemed for cash at the closing of the Altus Business Combination, minus (iv) certain amounts payable by the Company and its subsidiaries in respect of all out-of-pocket costs, fees, and expenses incurred by or on the Company’s or its subsidiaries’ behalf, other than the financing fees described in clause (v) below (including deferred underwriting commissions payable by the Company to the underwriters in the Public Offering and all costs, fees and expenses related to pursuing the Altus Business Combination), minus (v) approximately $3.8 million of fees related to the Private Placements and all out-of-pocket costs, fees, and expenses incurred by the Apache Contributor or its affiliates related to marketing the Transactions that will not otherwise be subject to the COMA (as defined below), plus any amounts payable by the Company or any of its subsidiaries in respect of all out-of-pocket costs, fees, and expenses incurred by or on behalf of the Company related to obtaining a new credit facility prior to the Closing Date.

Termination Rights

The Contribution Agreement contains certain customary termination rights, including, among others, the following: (i) if the Closing has not occurred on or before December 31, 2018 (the “Outside Date”); (ii) upon the applicable parties’ mutual written consent; (iii) if the consummation of the Transactions is prohibited by law; or (iv) breach of a warranty, covenant or other agreement by a party which is not capable of being cured by the Outside Date, subject to the materiality standards contained in the Contribution Agreement.

None of the parties to the Contribution Agreement is required to pay a termination fee or reimburse any other party for its expenses as a result of a termination of the Contribution Agreement.

Ancillary Agreements

Option Letter

On August 8, 2018, the Company entered into a letter agreement with Apache and the Apache Contributor with respect to the GCX Option, the Shin Oak Option, and the EPIC Option (the “Option Letter”). Pursuant to the Option Letter, the Apache Contributor is required to comply in all material respects with the terms and conditions of the agreements governing such Options and use commercially reasonable efforts to preserve the ability of the Company or its designated subsidiaries to exercise such Options from and after closing of the Altus Business Combination. The Option Letter also imposes certain obligations on Apache with respect to certain commercial agreements associated with such Options. If, as a result of a breach of the obligations of the Apache Contributor or Apache, as applicable, under the Option Letter, the Company is not able to exercise one or more of the GCX Option, the Shin Oak Option, or the EPIC Option, certain of the Common Units (together with a corresponding number of shares of Class C Common Stock) received by the Apache Contributor at the closing of the Altus Business Combination will be subject to forfeiture. The maximum number of Common Units (and associated shares of Class C Common Stock) subject to forfeiture pursuant to the Option Letter is 40,000,000.

Subscription Agreements

In connection with its entry into the Contribution Agreement, the Company entered into Subscription Agreements (the “Subscription Agreements”) with certain qualified institutional buyers and accredited investors, including certain funds and accounts managed by Kayne Anderson Capital Advisors, L.P., a California limited partnership, pursuant to which, among other things, the Company agreed to issue and sell in private placements an aggregate of 57,234,023 shares of Class A Common Stock to investors for aggregate consideration of approximately $572.3 million (the “Private Placements”). The proceeds from the Private Placements will be used to fund a portion of the cash consideration required to effect the Altus Business Combination. The Subscription Agreements provide that the Company must register the resale of the shares of Class A Common Stock issued thereunder pursuant to a registration statement that must be filed with the Securities and Exchange Commission (the “SEC”) within 30 calendar days after the Closing. In the event that (i) the registration statement has not been declared effective by the SEC by the earlier of (x) the 90th calendar day (or 120th calendar day if the SEC notifies the Company that it will “review” the registration statement) following the closing of the Altus Business Combination and (y) the 10th business day after the date that the Company is notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be “reviewed” or will not be subject to further review, due to the Company’s failure to use commercially reasonable efforts; (ii) after the registration statement is declared effective by the SEC, (x) the registration statement ceases for any reason to remain continuously effective or (y) a holder is not permitted to utilize the registration statement to resell shares of Class A Common Stock; or (iii) after the date one year following the Closing Date, and only if the registration statement is not effective or available to sell shares of Class A Common Stock, the Company fails to file with the SEC any required reports under Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, such that the Company is not in compliance with Rule 144(c)(1) under the Securities Act of 1933, as amended (the “Securities Act”) (or Rule 144(i)(2) under the Securities Act, if applicable), as a result of which unaffiliated holders are unable to sell shares of Class A Common Stock without restriction under Rule 144 under the Securities Act) (each event referred to in clauses (i) through (iii), a “Registration Default” and the date on which such Registration Default occurs, a “Default Date”), then on each Default Date and on each monthly anniversary of each Default Date until the applicable Registration Default is cured, the Company will pay to each holder an amount in cash, as liquidated damages and not as a penalty, equal to 0.50% of the aggregate purchase price paid by such holder for any shares of Class A Common Stock that may not be disposed by the holder without restriction on the Default Date; provided, however, that in no event will the Company be required to pay to a holder an aggregate amount that exceeds 5.0% of the aggregate purchase price paid by such holder for any shares of Class A Common Stock that may not be disposed.

The closings under the Subscription Agreements will occur substantially concurrently with the Closing of the Altus Business Combination and are conditioned thereon, as well as on other customary closing conditions. The Subscription Agreements will be terminated, and be of no further force and effect, upon the earlier to occur of (i) the termination of the Contribution Agreement in accordance with its terms, (ii) if any of the conditions to the closing under the Subscription Agreements are not satisfied or waived on or prior to the closing, and (iii) December 31, 2018, if the Closing has not occurred by such date.

The shares of Class A Common Stock to be issued pursuant to the Subscription Agreements have not been registered under the Securities Act and will be issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. The Company will pay a placement fee of approximately $3.8 million in the aggregate in connection with such sales.

Sponsor Forfeiture Agreement

On August 8, 2018, the Company and the Sponsor entered into a Sponsor Forfeiture Agreement (the “Forfeiture Agreement”) with the Apache Contributor, pursuant to which the Sponsor will at the Closing forfeit to the Company (a) 1,862,606 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), (b) a number of shares of Class B Common Stock equal to the number of Assigned Shares and (c) 3,182,140 of the Private Placement Warrants exercisable for shares of Class A Common Stock that were issued to the Sponsor simultaneously with the closing of the Public Offering.

For copies of the Contribution Agreement, Option Letter, Subscription Agreements and Sponsor Forfeiture Agreement, please see the Company’s Current Report on Form 8-K filed on August 8, 2018. The foregoing description of the agreements listed above, does not purport to be complete and is qualified in its entirety by the terms and conditions of the respective agreements.

Other Ancillary Agreements

In connection with the closing of the Altus Business Combination, the Company will also enter into various agreements with the Apache Contributor and certain of its affiliates and Kayne Anderson Capital Advisors, L.P. and certain of its affiliates, including, among others, a stockholders agreement; construction, operations and maintenance agreement and the Purchase Rights and Restrictive Covenant Agreement. For more information related to these agreements, please see the Form 8-K filed with the SEC on August 8, 2018 and/or the Definitive Proxy Statement on Schedule 14A filed with the SEC on October 22, 2018.

Note 8 — Subsequent Events

On October 1, 2018, Altus Midstream (a wholly owned subsidiary of the Company) entered into a commitment letter (the “Debt Commitment Letter”) with the lenders party thereto (collectively, the “Commitment Parties”), pursuant to which the Commitment Parties committed to make available to Altus Midstream, in accordance with the terms of the Debt Commitment Letter, a senior unsecured revolving credit facility in an aggregate principal amount of up to $800,000,000, including a letter of credit subfacility in an aggregate amount of up to $100,000,000 (the “revolving credit facility”). The obligations of the Commitment Parties under the Debt Commitment Letter are conditioned upon, among other things, the execution of definitive documentation for the revolving credit facility and the closing of the Altus Business Combination. The Company expects the revolving credit facility to be in place at the closing of the Altus Business Combination and to initially have availability of up to $450,000,000, which will increase to up to $800,000,000 upon the achievement of certain performance and minimum capital thresholds. The Company also expects the credit agreement will have customary terms, including affirmative and negative covenants and events of default.

On November 6, 2018, the Company held a special meeting in lieu of its 2018 annual meeting of stockholders to consider, among other things, a proposal to approve and adopt the Contribution Agreement and the Altus Business Combination. At the special meeting, holders of a majority of the outstanding shares of Class A Common Stock and Class B Common Stock entitled to vote and cast on such proposal approved and adopted the Contribution Agreement and the Altus Business Combination. The number of shares of the Company’s Class A Common Stock presented for redemption in connection with the special meeting and the Altus Business Combination was 29,469,858. Please see the Form 8-K filed with the SEC on November 6, 2018 for additional information on the matters voted upon and approved at the special meeting by the Company’s stockholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us” or “we” refer to Kayne Anderson Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this report.

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

Recent Developments

On August 8, 2018, we, and Altus Midstream LP, a Delaware limited partnership and our wholly owned subsidiary (“Altus Midstream”), entered into a Contribution Agreement (the “Contribution Agreement” and the business combination contemplated thereby, the “Altus Business Combination”) with Apache Midstream LLC, a Delaware limited liability company (the “Apache Contributor”) and wholly owned subsidiary of Apache Corporation, a Delaware corporation (“Apache”), Alpine High Gathering LP, a Delaware limited partnership (“Alpine High Gathering”), Alpine High Pipeline LP, a Delaware limited partnership (“Alpine High Pipeline”), Alpine High Processing LP, a Delaware limited partnership (“Alpine High Processing”), Alpine High NGL Pipeline LP, a Delaware limited partnership (“Alpine High NGL”), and Alpine High Subsidiary GP LLC, a Delaware limited liability company (“Alpine High GP” and, together with Alpine High Gathering, Alpine High Pipeline, Alpine High Processing and Alpine High NGL, the “Alpine High Entities”), pursuant to which Altus Midstream and/or its subsidiaries will acquire from the Apache Contributor: (i) 100% of the equity interests in each of the Alpine High Entities and (ii) options, currently held by the Apache Contributor, to acquire equity interests in certain third-party pipelines that are expected to be placed into service in 2019 and 2020, which include (A) an option to acquire up to a 15% equity interest (as well as pursuant to a supplemental option, an additional 1% equity interest) in the Gulf Coast Express pipeline, (B) an option to acquire up to a 15% equity interest in the EPIC Crude pipeline, (C) an option to acquire a 50% equity interest in the Salt Creek NGL pipeline, and (D) an option to acquire up to a 33% equity interest in the Shin Oak pipeline (collectively, the “Options”).

On November 6, 2018, the Company held a special meeting in lieu of its 2018 annual meeting of stockholders to consider, among other things, a proposal to approve and adopt the Contribution Agreement and the Altus Business Combination. At the special meeting, holders of a majority of the outstanding shares of Class A Common Stock and Class B Common Stock entitled to vote and cast on such proposal approved and adopted the Contribution Agreement and the Altus Business Combination. The number of shares of the Company’s Class A Common Stock presented for redemption in connection with the special meeting and the Altus Business Combination was 29,469,858.

Please refer to Note 7 and Note 8 to the Financial Statements above or to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 22, 2018 and the Company’s Current Reports on Form 8-K filed on August 8, 2018 and November 6, 2018 for additional information.

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

For the three and nine months ended September 30, 2018, we had a net income (loss) of ($953,653) and $343,900, respectively, which consisted primarily of investment income from the Trust Account of $1,712,170 and $4,362,433, respectively. This income was partially offset by general and administrative expenses of $2,266,757 and $2,981,085, respectively, franchise tax expense of $50,013 and $150,038, respectively and income tax expense of $349,053 and $887,410, respectively.

For the three and nine months ended September 30, 2017, we had a net income (loss) of $220,657 and ($512,613), respectively, which consisted primarily of investment income from the Trust Account of $809,858 and $1,353,883, respectively. This income was partially offset by general and administrative expenses of $276,956 and $1,340,902, respectively, franchise tax expense of $55,900 and $98,900, respectively and income tax expense of $256,345 and $426,694, respectively.

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

On March 21, 2018, our Sponsor agreed to loan us up to $500,000, as needed, to fund our working capital needs. On August 24, 2018, our Sponsor agreed to increase such loan up to $1,000,000. These loans are non-interest bearing, and we expect to repay the loans at the closing of our Initial Business Combination. At the option of the lender, such loans may be convertible into warrants, at a price of $1.50 per warrant, at the time of our Initial Business Combination. Such warrants will be identical to private placement warrants issued simultaneously with the consummation of our initial public offering. As of September 30, 2018, we had $600,000 borrowed under the unsecured promissory note. As of September 30, 2018, we had $40,565 in cash held outside the Trust Account which may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, investment income on the funds held in the Trust Account may be released to pay our franchise and income taxes. During the nine months ended September 30, 2018, we paid $320,050 of franchise taxes and $834,463 estimated federal income tax with funds held in the Trust Account. At September 30, 2018, $5,063,665 is available to pay any additional taxes.

To the extent that we require additional funds to operate our business prior to the consummation of an Initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to loan us funds as may be required. If we complete our Initial Business Combination, we would repay such additional loaned amounts out of the proceeds of the Trust Account released to us. In the event that our Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans, including loans made under the August 2018 agreement may be convertible into warrants, at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to the exercise price, exercisability and exercise period.

On October 1, 2018, Altus Midstream (our wholly owned subsidiary) entered into a commitment letter (the “Debt Commitment Letter”) with the lenders party thereto (collectively, the “Commitment Parties”), pursuant to which the Commitment Parties committed to make available to Altus Midstream, in accordance with the terms of the Debt Commitment Letter, a senior unsecured revolving credit facility in an aggregate principal amount of up to $800 million, including a letter of credit subfacility in an aggregate amount of up to $100 million (the “revolving credit facility”). The obligations of the Commitment Parties under the Debt Commitment Letter are conditioned upon, among other things, the execution of definitive documentation for the revolving credit facility and the closing of the business combination. We expect the revolving credit facility to be in place at the closing of the Altus Business Combination and to initially have availability of up to $450 million, which will increase to up to $800 million upon the achievement of certain performance and minimum capital thresholds. We also expect the credit agreement will have customary terms, including affirmative and negative covenants and events of default.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. In connection with our Public Offering, we entered into an Administrative Services Agreement, by and between us and KA Fund Advisors, LLC an affiliate of our Sponsor. We have agreed to pay KA Fund Advisors, LLC a total of $5,000 per month for office space, utilities and secretarial and administrative support. Effective January 1, 2018, KA Fund Advisors, LLC agreed to waive the monthly fee until the termination date of our Administrative Services Agreement.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on March 27, 2018 except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC including, but not limited to, those risks disclosed in our Definitive Proxy Statement on Schedule 14A filed with the SEC on October 22, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item  3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item  5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description

2.1**	Contribution Agreement, dated as of August 8, 2018, by and among Kayne Anderson Acquisition Corp., Altus Midstream LP, Apache Midstream LLC, Alpine High Gathering LP, Alpine High Pipeline LP, Alpine High Processing LP, Alpine High NGL Pipeline LP and Alpine High Subsidiary GP LLC.(1)

10.1	Option Letter Agreement, dated as of August 8, 2018, by and among Kayne Anderson Acquisition Corp., Apache Midstream LLC and Apache Corporation.(1)

10.2	Form of Subscription Agreement, by and between Kayne Anderson Acquisition Corp. and the subscriber named therein.(1)

10.3	Sponsor Forfeiture Agreement, dated as of August 8, 2018, by and among Kayne Anderson Acquisition Corp., Kayne Anderson Sponsor, LLC and Apache Midstream LLC.(1)

31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith

**

Schedules and exhibits to this Exhibit have been omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2018.

SIGNATURES

In accordance to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYNE ANDERSON ACQUISITION CORP.

Date: November 7, 2018	/s/ ROBERT S. PURGASON
Robert S. Purgason
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2018	/s/ TERRY A. HART
Terry A. Hart
Chief Financial Officer)
(Principal Financial and Accounting Officer)