Form 10-K/A
period 2018-12-31
Altus Midstream Co
filed 2019-04-08
CIK 1692787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

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

EXPLANATORY NOTE

This amendment to the Annual Report on Form 10-K filed by Altus Midstream Company on March 1, 2019 (the “Annual Report”) is being filed solely to amend the cover page to check the box for “Accelerated filer.” The box for “Non-accelerated filer” was inadvertently checked on the cover page of the Annual Report when originally filed. Altus Midstream Company did timely file the Annual Report prior to the March 18, 2019 filing deadline for an accelerated filer. No other information in the Annual Report is amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ALTUS MIDSTREAM COMPANY

/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer and Controller

Dated: April 5, 2019

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

*	Filed herewith.