Form 10-Q
period 2019-03-31
Altus Midstream Co
filed 2019-05-02
CIK 1692787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2019
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number 001-38048
Altus Midstream Company
(Exact name of registrant as specified in its charter)

Delaware	81-4675947
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Post Oak Central, 2000 Post Oak Boulevard, Suite 100, Houston, Texas 77056-4400
(Address of principal executive offices) (Zip Code)

(713) 296-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value	ALTM	NASDAQ Capital Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s Class A common stock, par value $0.0001 per share issued and outstanding as of April 30, 2019	74,929,305
Number of shares of registrant’s Class C common stock, par value $0.0001 per share issued and outstanding as of April 30, 2019	250,000,000

i

FORWARD-LOOKING STATEMENTS AND RISK
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, production and growth forecasts of Apache Corporation’s Alpine High field development and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:

•	the market prices of oil, natural gas, natural gas liquids (NGLs), and other products or services;

•	pipeline and gathering system capacity;

•	production rates, throughput volumes, reserve levels and development success of dedicated oil and gas fields;

•	economic and competitive conditions;

•	the availability of capital;

•	cash flow and the timing of expenditures;

•	capital expenditures and other contractual obligations;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative, regulatory, or policy changes;

•	terrorism or cyber attacks;

•	occurrence of property acquisitions or divestitures;

•	the integration of acquisitions;

•	a decline in oil, natural gas, and NGL production, and the impact of general economic conditions on the demand for oil, natural gas, and NGLs;

•	the impact of environmental, health and safety, and other governmental regulations and of current or pending legislation;

•	environmental risks;

•	effects of competition;

•	our ability to retain key members of our senior management and key technical employees;

•	increases in interest rates;

•	the effectiveness of our business strategy;

•	changes in technology;

•	market-related risks such as general credit, liquidity and interest-rate risks;

•	the timing, amount and terms of our future issuances of equity and debt securities; and

•
other factors disclosed under Item 1A — Risk Factors, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A — Quantitative and Qualitative Disclosures About Market Risk and elsewhere in our most recently filed Annual Report on Form 10-K, other risks and uncertainties in our first-quarter 2019 earnings release, other factors disclosed under Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q, and any other factors disclosed in the other filings that we make with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

GLOSSARY OF TERMS

The following are abbreviations and definitions of certain terms used in this report and certain terms which are commonly used in the exploration, production and midstream sectors of the oil and natural gas industry:

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

Effective February 14, 2019 each of the Alpine High Entities’ names were changed to replace “Alpine High” in each name with “Altus Midstream.” As such, references to the Altus Midstream Entities and Altus Midstream Operating shall have the same meanings as ascribed to the Alpine High Entities and Alpine High Midstream, respectively, in the Company’s most recently filed Annual Report on Form 10-K

PART I

ITEM 1. FINANCIAL STATEMENTS

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share data)

REVENUES:
Midstream services revenue — affiliate (Note 3)	$33,847	$12,099
Total revenues	33,847	12,099
COSTS AND EXPENSES:
Operations and maintenance (1)	16,399	10,992
General and administrative (2)	2,991	1,617
Depreciation and accretion	7,651	3,705
Taxes other than income	2,575	3,355
Total costs and expenses	29,616	19,669
OPERATING INCOME (LOSS)	4,231	(7,570)
Interest income	2,161	—
Income from equity method interests	270	—
Total other income	2,431	—
Financing costs, net of capitalized interest	508	—
NET INCOME (LOSS) BEFORE INCOME TAXES	6,154	(7,570)
Deferred income tax expense	426	5,037
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	5,728	(12,607)
Net income attributable to noncontrolling interest	4,628	—
NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS	$1,100	$(12,607)

NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS, PER SHARE(3)
Basic	$0.01	$(0.09)
Diluted	$0.01	$(0.09)
WEIGHTED AVERAGE SHARES (3)
Basic	74,929	139,941
Diluted	324,929	139,941

(1)	Includes amounts of $2.9 million and $2.3 million to related parties for the three months ended March 31, 2019 and 2018, respectively. Refer to Note 3 — Transactions with Affiliates.

(2)	Includes amounts of $1.6 million and $1.6 million to related parties for the three months ended March 31, 2019 and 2018, respectively. Refer to Note 3 — Transactions with Affiliates.

(3)
For periods prior to the Business Combination (as defined below), the number of shares has been retroactively restated to reflect the number of shares received by Apache. For further detail of the Business Combination and associated financial statement presentation, please refer to Note 1 — Summary of Significant Accounting Policies and Note 2 — Recapitalization Transaction.

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2019	2018
	(In thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$177,438	$449,935
Accounts receivable from Apache Corporation (Note 1)	28,959	—
Revenue receivables (Note 3)	11,526	10,914
Inventories and other	5,941	5,802
Prepaid assets and other	2,178	1,379
	226,042	468,030
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	1,391,341	1,251,217
Less: Accumulated depreciation and amortization	(31,608)	(24,320)
	1,359,733	1,226,897
OTHER ASSETS:
Equity method interests	209,403	91,100
Deferred tax asset	67,225	67,558
Deferred charges and other	5,605	3,734
	282,233	162,392
Total assets	$1,868,008	$1,857,319

LIABILITIES, NONCONTROLLING INTEREST, AND EQUITY
CURRENT LIABILITIES:
Accounts payable to Apache Corporation (Note 1)	$—	$13,595
Current debt (Note 6)	29,000	—
Other current liabilities (Note 7)	72,046	84,926
	101,046	98,521
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Asset retirement obligation	30,216	29,369
Deferred tax liability	2,735	2,643
Other	1,497	—
	34,448	32,012
Total liabilities	135,494	130,533

COMMITMENTS AND CONTINGENCIES (Note 9)

Redeemable noncontrolling interest	1,504,500	1,940,500

EQUITY:
Class A Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 74,929,305 shares issued and outstanding at March 31, 2019 and December 31, 2018	7	7
Class C Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 250,000,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	25	25
Additional paid-in capital	440,628	—
Accumulated deficit	(212,646)	(213,746)
	228,014	(213,714)
Total liabilities, noncontrolling interest, and equity	$1,868,008	$1,857,319

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018 (1)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interest	$5,728	$(12,607)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and accretion	7,651	3,705
Deferred income tax expense	426	5,037
Income from equity method interests	(270)	—
Adjustment for non-cash transactions with affiliate(1)	—	(751)
Other	(201)	—
Changes in operating assets and liabilities:
(Increase) decrease in inventories	(139)	(157)
(Increase) decrease in prepaid and other	(809)	—
(Increase) decrease in revenue receivables (Note 3)	(612)	937
Increase (decrease) in accrued expenses	2,651	3,836
Increase (decrease) in accounts payable to affiliate	(4,371)	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,054	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (2)	(164,518)	—
Contributions to equity method interest	(66,224)	—
Acquisition of equity method interest	(51,809)	—
NET CASH USED IN INVESTING ACTIVITIES	(282,551)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(272,497)	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	449,935	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$177,438	$—
SUPPLEMENTAL CASH FLOW DATA:
Accrued capital expenditures (3)	$29,792	$108,921
Finance lease liability(4)	$29,000	$—
Interest paid, net of capitalized interest	$232	$—

(1)
In all periods prior to the Business Combination, the Company had no banking or cash management activities. Transactions with Apache and asset transfers to and from the Company were not settled in cash and are therefore reflected as a component of equity and redeemable noncontrolling interests on the consolidated balance sheet. In addition, Apache contributed its investments in gas gathering, processing and transmission facilities of approximately $128.7 million that is included within equity and redeemable noncontrolling interests for the three months ended March 31, 2018. Refer to Note 3 — Transactions with Affiliates for more information.

(2)
Following the Business Combination, capital expenditure amounts represent the portion of the total settlements with Apache in the period that are capital in nature, pursuant to the terms of the Construction, Operations and Maintenance Agreement (COMA). Refer to Note 1 — Summary of Significant Accounting Policies and Note 3 — Transactions with Affiliates for more information.

(3)	Includes $33.2 million due from Apache pursuant to the terms of the COMA. Refer to Note 3 — Transactions with Affiliates for more information.

(4)	The Company entered into a finance lease in the first quarter of 2019. Refer to Note 1 — Summary of Significant Accounting Policies for more information.

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTEREST
(Unaudited)

	Redeemable Noncontrolling Interest	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Equity
		Shares(1)	Amount(1)	Shares(1)	Amount(1)

		(In thousands)

Balance at December 31, 2017	$—	3,965	$—	135,540	$14	$574,611	$(18,575)	$556,050
Issuance of shares	—	1,116	—	38,153	4	127,767	—	127,771
Net loss	—	—	—	—	—	—	(12,607)	(12,607)
Balance at March 31, 2018	$—	5,081	$—	173,693	$18	$702,378	$(31,182)	$671,214

Balance at December 31, 2018	$1,940,500	74,929	$7	250,000	$25	$—	$(213,746)	$(213,714)
Net income	4,628	—	—	—	—	—	1,100	1,100
Change in redemption value of noncontrolling interest	(440,628)	—	—	—	—	440,628	—	440,628
Balance at March 31, 2019	$1,504,500	74,929	$7	250,000	$25	$440,628	$(212,646)	$228,014

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

ALTUS MIDSTREAM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These consolidated financial statements have been prepared by Altus Midstream Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited financial statements, with the exception of recently adopted accounting pronouncements discussed below. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with Altus Midstream Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (Form 10-K), which contains a summary of the Company’s significant accounting policies and other disclosures. Capitalized terms used but not defined herein shall have the meaning ascribed to such terms in the Form 10-K.
Unless the context otherwise requires, “we,” “us,” “our,” the “Company,” “ALTM” and “Altus” refers to Altus Midstream Company and its consolidated subsidiaries. “Altus Midstream” refers to Altus Midstream LP and its consolidated subsidiaries.
Nature of Operations

Through its consolidated subsidiaries, Altus Midstream Company owns gas gathering, processing and transmission assets in the Permian Basin of West Texas. Construction on the assets began in the fourth quarter of 2016, and operations commenced in the second quarter of 2017. Additionally, the Company owns, or has options to own, equity interests in a total of five Permian Basin pipelines. The Company’s operations consist of one reportable segment.
Organization
Altus originally incorporated on December 12, 2016 in Delaware under the name Kayne Anderson Acquisition Corp. (KAAC), for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company closed its public offering in the second quarter of 2017.
On August 3, 2018, Altus Midstream LP was formed in Delaware as a limited partnership and wholly-owned subsidiary of the Company. On August 8, 2018, KAAC and Altus Midstream LP entered into a contribution agreement (the Contribution Agreement) with certain wholly-owned subsidiaries of Apache Corporation (Apache), including the Altus Midstream Entities. The Altus Midstream Entities comprise four Delaware limited partnerships (collectively, Altus Midstream Operating) and their general partner (Altus Midstream Subsidiary GP LLC, a Delaware limited liability company), formed by Apache between May 2016 and January 2017 for the purpose of acquiring, developing, and operating midstream oil and gas assets in the Alpine High resource play (Alpine High).
On November 9, 2018 (the Closing Date) and pursuant to the terms of that certain Contribution Agreement, KAAC acquired from Apache, the entire equity interests of the Altus Midstream Entities and options to acquire equity interests in five separate third-party pipeline projects (the Pipeline Options). The acquisition of the entities and the Pipeline Options is referred to herein as the Business Combination. In exchange, the consideration provided to Apache included equity consideration, comprising economic voting and non-economic voting shares in KAAC, and limited partner interests in Altus Midstream.
Following the Closing Date and in connection with the completion of the Business Combination:
•KAAC changed its name to Altus Midstream Company;

•	the Company’s wholly-owned subsidiary, Altus Midstream GP LLC, a Delaware limited liability company (Altus Midstream GP), is the sole general partner of Altus Midstream;
•Altus Midstream Company holds a 23.1 percent controlling interest in Altus Midstream; and

•	Altus Midstream Company operates its business through Altus Midstream and its subsidiaries, which include Altus Midstream Operating.
Refer to Note 2 — Recapitalization Transaction, for further discussion of the ownership structure and the partnership structure of Altus Midstream.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP).
Principles of Consolidation
The consolidated financial results of Altus Midstream are included in Altus Midstream Company’s consolidated financial statements due to Altus Midstream Company’s 100 percent ownership interest in Altus Midstream GP, and Altus Midstream GP’s control of Altus Midstream.
Altus Midstream Company has no independent operations or material assets other than its partnership interests in Altus Midstream, which constitutes all of its business. Altus Midstream Company’s only material net assets separate from Altus Midstream relate to deferred taxes and the current and deferred income tax expense (benefit) associated with its investment in Altus Midstream. The deferred tax asset balance was $67.3 million and $67.6 million as of March 31, 2019 and December 31, 2018, respectively. Additionally, Altus Midstream Company’s balance sheet reflects the presentation of noncontrolling interest ownership attributable to the limited partner interests in Altus Midstream held by Apache. Refer to Note 11 — Income Taxes and Note 12 — Equity for further information.
Variable Interest Entity
Altus Midstream is a variable interest entity (VIE) because the partners in Altus Midstream with equity at risk lack the power, through voting or similar rights, to direct the activities that most significantly impact Altus Midstream’s economic performance.
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
As a result of the Altus Midstream Entities being the accounting acquirer, the historical operations of the Altus Midstream Entities are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of the Altus Midstream Entities prior to the Business Combination; (ii) the net assets of the Altus Midstream Entities at their historical cost; (iii) the consolidated results of the Company and the Altus Midstream Entities following the closing of the Business Combination; and (iv) the Company’s equity structure for all periods presented. No step-up in basis of the contributed assets and no intangible assets or goodwill was recorded in the Business Combination.
Use of Estimates
Preparation of financial statements in conformity with GAAP and disclosure of contingent assets and liabilities requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates its estimates and assumptions on a regular basis. Actual results may differ from these estimates and assumptions used in preparation of its financial statements and changes in these estimates are recorded when known.
Fair Value Measurements
The Company’s redeemable noncontrolling interest, as presented in the consolidated financial statements, is reported at fair value on a recurring basis on the Company’s consolidated balance sheet. Accounting Standards Codification (ASC) 820-10-35 - Fair Value Measurement (ASC 820), provides a hierarchy that prioritizes and defines the types of inputs used to measure fair value. The fair value hierarchy gives the highest priority to Level 1 inputs, which consist of unadjusted quoted prices for identical instruments in active markets. Level 2 inputs consist of quoted prices for similar instruments. Level 3 valuations are derived from inputs that are significant and unobservable; hence, these valuations have the lowest priority.
The valuation techniques that may be used to measure fair value include a market approach, an income approach and a cost approach. A market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company utilizes the market approach in recurring fair value measurement of the redeemable noncontrolling interest. The Company has classified this fair value assessment as Level 1 in the fair value hierarchy. For further detail, please refer to Note 12 — Equity.
Accounts Receivable From/Payable To Apache
The accounts receivable from or payable to Apache represent the net result of Altus Midstream’s monthly revenue, capital and operating expenditures, and other miscellaneous transactions to be settled with Apache as provided under the COMA. Generally, cash in this amount will be transferred to Apache in the month after the Company’s transactions are processed and the net results of operations are determined. However, from time to time, the Company may estimate and transfer the cash settlement amount in the month the transactions are processed, in order to minimize related-party working capital balances. See discussion and additional detail in Note 3 — Transactions with Affiliates.
Leases

On January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize separate right-of-use (ROU) assets and lease liabilities for most leases classified as operating leases under previous GAAP. Prior to adoption, the Financial Accounting Standards Board (FASB) issued transition guidance permitting an entity the option to not evaluate under ASU 2016-02 those existing or expired land easements that were not previously accounted for as leases, as well as an option to apply the provisions of the new standard at its adoption date instead of the earliest comparative period presented in the consolidated financial statements. The Company elected both transitional practical expedients. Under these transition options, comparative reporting was not required, and the provisions of the standard were applied prospectively to leases in effect at the date of adoption.

As allowed under the standard, the Company also applied practical expedients to carry forward its historical assessments of whether existing agreements contain a lease, classification of existing lease agreements, and treatment of initial direct lease costs. The Company also elected to exclude short-term leases (those with terms of 12 months or less) from the balance sheet presentation and accounts for non-lease and lease components as a single lease component for all asset classes. Short-term lease expense was not material for the first quarter of 2019.

The Company determines if an arrangement is an operating or finance lease at the inception of each contract. If the contract is classified as an operating lease, Altus records a ROU asset and corresponding liability reflecting the total remaining present value of fixed lease payments over the expected term of the lease agreement. The expected term of the lease may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. In the normal course of business, the Company enters into various lease agreements for real estate and equipment related to its midstream activities which are typically classified as operating leases under the provisions of the standard. ROU assets are reflected within “Deferred charges and other” on the Company’s consolidated balance sheet, and the associated operating lease liabilities are reflected within “Other current liabilities” and “Other noncurrent liabilities,” as applicable.

Operating lease expense associated with the ROU assets is recognized on a straight-line basis over the lease term. Lease expense is reflected on the statement of consolidated operations commensurate with the leased activities and nature of the services performed. Fixed operating lease expense was $0.2 million for the three months ended March 31, 2019.
In addition, the Company periodically enters into finance leases that are similar to those leases classified as capital leases under previous GAAP. The Company currently has one short-term finance lease, which is included in “Property, Plant and Equipment” on the consolidated balance sheet, and the associated finance lease liability is reflected within “Current debt.” The associated interest expense is reflected in the statement of consolidated operations within “Financing costs, net of capitalized interest.”

The following table represents the Company’s weighted average lease term and discount rate as of March 31, 2019:

	Operating Leases	Finance Lease
Weighted average remaining lease term	3.4 years	0.8 years
Weighted average discount rate	4.2%	4.2%

The undiscounted future minimum lease payments reconciled to the carrying value of the lease liabilities as of March 31, 2019 (in thousands) were as follows:

Net Minimum Commitments	Operating Leases(1)	Finance Lease(2)
	(In thousands)
2019	$489	$19,886
2020	652	9,800
2021	622	—
2022	445	—
2023	—	—
Thereafter	—	—
Total future minimum lease payments	2,208	29,686
Less: imputed interest	(144)	(686)
Total lease liabilities	2,064	29,000
Current portion	(586)	(29,000)
Non-current portion	$1,478	$—

(1)
Amounts are primarily associated with the Lease Agreement (as defined below) entered into with Apache relating to the use of certain office buildings, warehouse and storage facilities as described in Note 3 — Transactions with Affiliates.

(2)	Amounts represent the Company’s finance lease obligation entered into during the first quarter of 2019 related to physical power generators being leased on a one-year term with the right to purchase.
The lease liability reflected in the table above represents the Company’s fixed minimum payments that are settled in accordance with the lease terms. Actual lease payments during the period may also include variable lease components such as common area maintenance, usage-based sales taxes and rate differentials, or other similar costs that are not determinable at the inception of the lease. Variable lease payments for the three months ended March 31, 2019 were $0.1 million.
Recently Issued Accounting Standards Not Yet Adopted

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
In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework: Changes to the Disclosure Requirements for Fair Value Measurement,” which changes the disclosure requirements for fair value measurements by removing, adding, and modifying certain disclosures. ASU 2018-13 is effective for financial statements issued for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this ASU on its related disclosures.

2.    RECAPITALIZATION TRANSACTION
Background and Summary
On August 8, 2018, KAAC, the legal predecessor company, and its then wholly-owned subsidiary, Altus Midstream LP, entered into the Contribution Agreement with certain wholly-owned subsidiaries of Apache, including the Altus Midstream Entities. The terms of the Contribution Agreement included that Altus Midstream would acquire from Apache, all of the outstanding equity interests in each of the Altus Midstream Entities and the Pipeline Options to acquire equity interests in certain third-party pipelines that are expected to be placed into service in 2019 and 2020.
The Company consummated the Business Combination and certain other transactions contemplated by the Contribution Agreement on the Closing Date. On the Closing Date:

•
Altus Midstream issued to Apache common units, representing limited partner interests in Altus Midstream, and the Company issued to Apache an equivalent number of shares of a newly-created class of voting-only common stock (Class C Common Stock).

•
The Company issued to Apache (i) newly issued shares of Class A Common Stock, (ii) warrants exercisable for shares of Class A Common Stock, and (iii) the right to receive additional shares of Class A Common Stock, based upon the achievement of certain price and operational thresholds.

•
The Company contributed $628.2 million in cash to Altus Midstream and in return, Altus Midstream issued to the Company a number of common units equal to the total number of shares of the Company’s Class A Common Stock outstanding as of the Closing Date.

Ownership of Altus
Upon the closing of the Business Combination and as of March 31, 2019 Altus’ wholly-owned subsidiary, Altus Midstream GP, was the sole general partner of Altus Midstream and the Company held an approximate 23.1 percent controlling interest in Altus Midstream. Altus Midstream’s other limited partner (Apache) held the remaining 76.9 percent noncontrolling interest.
Additionally, as of the Closing Date and as of March 31, 2019, Apache was the largest single holder of the Company’s voting common stock, comprising 100 percent of newly-created, non-economic Class C Common Stock, and approximately 9.8 percent of economic, Class A Common Stock.
The amended and restated limited partnership agreement of Altus Midstream (the LPA) contains certain provisions intended to ensure that a one-to-one ratio is maintained, at all times and subject only to limited exceptions, between (i) the number of outstanding shares of Class A Common Stock and the number of common units held by Altus and (ii) the number of outstanding shares of Class C Common Stock and the number of common units held by Apache.
For further discussion of the earn-out consideration provided to Apache and outstanding equity instruments, that may impact ownership interests and the limited partnership interests of Altus Midstream in future periods, please see Note 12 — Equity.

Number of Shares at the Closing Date
The number of shares issued and outstanding immediately following the closing of the Business Combination is summarized in the table below.

number of shares	Class A Common Stock	Class B Common Stock(1)	Class C Common Stock
Shares outstanding prior to the Business Combination	37,732,112	9,433,028	—
Less: redemption of public shares (2)	(29,469,858)	—	—
Add: shares issued in private placement	57,234,023	—	—
Total shares outstanding prior to the Business Combination	65,496,277	9,433,028	—
Shares, in connection with the Business Combination:
Forfeited (3)	—	(7,313,028)	—
Converted (1)	2,120,000	(2,120,000)	—
Total shares outstanding immediately prior to the Closing Date	67,616,277	—	—
Issued as consideration to Apache (4)	7,313,028	—	250,000,000
Total shares outstanding at the Closing Date	74,929,305	—	250,000,000

(1)
Shares of Class B Common Stock, $0.0001 par value (“Class B Common Stock”), were purchased by the Sponsor upon the Company’s incorporation in December 2016. Class B Common Stock is identical to Class A Common Stock except that they automatically converted to Class A Common Stock at the time of the Business Combination.

(2)
Pursuant to the terms of KAAC’s amended and restated certificate of incorporation, public stockholders had the opportunity, in connection with the Business Combination, to redeem shares of Class A Common Stock. A total of 29,469,858 shares were redeemed for an aggregate amount of approximately $298.8 million.

(3)
In connection with the Business Combination, the Sponsor agreed to forfeit shares of Class B Common Stock. As part of the consideration transferred in the Business Combination, 7,313,028 newly issued shares of Class A Common Stock were issued to Apache, equivalent to the number of shares of Class B Common Stock forfeited by the Sponsor. Additionally, the Sponsor forfeited a number of warrants originally issued simultaneously with the public offering.

(4)
The equity structure of the Altus Midstream Entities (the accounting acquirer) has been restated to reflect the number of shares of Altus Midstream Company (the accounting acquiree) issued in the recapitalization transaction. Please refer to the section below entitled “Basis of presentation of equity structure” for further discussion.

Basis of Presentation of Equity Structure
As discussed in Note 1 — Summary of Significant Accounting Policies, the Business Combination was accounted for as a reverse recapitalization, with Altus Midstream Company treated as the acquired company, and the Altus Midstream Entities treated as the acquirer, for financial reporting purposes. Therefore, the equity structure in the consolidated financial statements is that of the Company restated for all periods presented.
In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparative periods up to the Closing Date, to reflect the number of shares issued to Apache in connection with the recapitalization transaction. The value allocated to the shares issued to Apache reflects the capital structure of the Altus Midstream Entities prior to the Business Combination, which solely comprised capital contributions from Apache. Accordingly, shares of common stock issued to Apache in exchange for its ownership interests in the Altus Midstream Entities are retroactively restated from May 26, 2016 (inception), proportionate to the capital contributions made by Apache to the Altus Midstream Entities up to the Closing Date.
3.    TRANSACTIONS WITH AFFILIATES
Revenues
The Company has contracted to provide services including gas gathering, compression, processing, transportation, and NGL transportation, pursuant to acreage dedications provided by Apache, comprising the entire Alpine High acreage. In accordance with the terms of these agreements, the Company receives prescribed fees based on the type and volume of product for which the services are provided. For all of the periods presented, the Company’s only customer was Apache, although Altus Midstream is pursuing contracts with third-parties that could be accommodated by existing and planned capacity.
Revenues generated under these agreements are presented on the Company’s statement of consolidated operations as “Midstream services revenue — affiliate.” Revenues earned that have not yet been invoiced to Apache are presented on the Company’s consolidated balance sheet as “Revenue receivables.”

Cost and Expenses
The Company has no employees, and prior to the Business Combination, the Company had no banking or cash management facilities prior to the Business Combination. As such, the Company has contracted with Apache to receive certain operational, maintenance, and management services. In accordance with the terms of these agreements, the Company incurred general and administrative (G&A) expenses of $1.6 million for each of the three months ended March 31, 2019 and 2018, including expenses related to the operational service agreement and COMA as further described below. Operations and maintenance expenses of $2.9 million and $2.3 million were also incurred for the three months ended March 31, 2019 and 2018, respectively, pursuant to these agreements.
Further information on the related-party agreements in place during the period is provided below.
Operational Services Agreement
Prior to the Business Combination, Apache provided operations, maintenance and management services to Altus Midstream Operating, pursuant to a service agreement (the Services Agreement). In accordance with the terms of the Services Agreement, Apache received a fixed fee per month for its overhead and indirect costs incurred on behalf of Altus Midstream Operating. All costs incurred by Altus Midstream Operating were paid by Apache.
Construction, Operations and Maintenance Agreement
At the closing of the Business Combination, the Company entered into the COMA with Apache, which superseded the Services Agreement. Under the terms of the COMA, Apache will provide certain services related to the design, development, construction, operation, management and maintenance of certain gathering, processing and other midstream assets, on behalf of the Company. In return, the Company will pay fees to Apache of (i) $3.0 million for the period beginning on the execution of the COMA at the closing of the Business Combination through December 31, 2019, (ii) $5.0 million for the period of January 1, 2020 through December 31, 2020, (iii) $7.0 million for the period of January 1, 2021 through December 31, 2021 and (iv) $9.0 million annually thereafter, as may be adjusted upwards based on actual incurred costs, until terminated. The annual fee was negotiated as part of the Business Combination to reimburse Apache for indirect costs incurred in performing administrative corporate functions for the Company, including services for information technology, risk management, corporate planning, accounting, cash management, and others.
In addition, Apache may be reimbursed for certain internal costs and third-party costs directly incurred in connection with its role as service provider under the COMA. Apache records costs directly associated with midstream activity, where substantially all the services are rendered for Altus Midstream, to unique midstream cost centers that are subsequently charged to Altus Midstream on a monthly basis.
Lease Agreement
Concurrent with the closing of the Business Combination, Altus Midstream entered into an operating lease agreement with Apache (the Lease Agreement) relating to the use of certain office buildings, warehouse and storage facilities located in Reeves County, Texas. Under the terms of the Lease Agreement, Altus Midstream shall pay to Apache on a monthly basis the sum of (i) a base rental charge of $44,500 and (ii) an amount based on Apache’s estimate of the annual costs it expects to incur in connection with the ownership, operation, repair, and/or maintenance of the facilities. The Company incurred total expenses of $0.2 million for the three months ended March 31, 2019 in relation to the Lease Agreement, which are included within operations and maintenance expenses. Unpaid amounts accrue interest until settled. The initial term of the Lease Agreement is for four years and may be extended by Altus Midstream for three additional, consecutive periods of twenty-four months.
Capitalized Interest

Prior to the Business Combination, the Company’s operations were funded entirely by contributions from Apache. Accordingly, Apache allocated a portion of interest on its corporate debt in determining capitalized interest associated with the development of Altus Midstream Operating. Commensurate with Apache’s calculation, interest is capitalized as part of the historical cost of developing and constructing assets. Significant midstream development assets that have not commenced operations qualify for interest capitalization. The associated capitalized interest was determined by multiplying Apache’s weighted-average borrowing cost of debt by the average amount of qualifying midstream assets. Following the closing the Business Combination, capitalized interest is determined based on interest expense incurred by Altus Midstream. The amount of interest capitalized was $0.4 million and $2.5 million for the three months ended March 31, 2019 and 2018, respectively.

4.    REVENUE RECOGNITION
Revenue Recognition
On January 1, 2018, the Company adopted Accounting Standard Update (ASU) 2014-09, “Revenue from Contracts with Customers (ASC 606),” using the modified retrospective method. The Company elected to evaluate all contracts at the date of initial application. There was no impact to the opening balance of retained earnings as a result of the adoption.
The following table presents a disaggregation of the Company’s midstream services revenue by service type.

	Three Months Ended March 31,
	2019	2018
	(In thousands)
MIDSTREAM SERVICES REVENUE — AFFILIATE:
Gas gathering	$3,613	$609
Gas processing	25,286	7,705
Transmission	4,853	3,785
NGL transmission	95	—
	$33,847	$12,099

The Company currently generates all its revenues by providing the above services, pursuant to separate midstream service agreements entered into with Apache. These midstream service agreements have no minimum volume commitments or firm transportation commitments, instead they are underpinned by acreage dedications covering Alpine High. Pursuant to these agreements, Altus Midstream is obligated to perform services on all volumes produced from the dedicated acreage, so long as Apache has the right to market such gas. In exchange for the above services and in accordance with the terms of the midstream service agreements, the Company charges a fixed fee on a per unit basis.
These performance obligations are satisfied over time as Apache simultaneously receives and consumes the benefits of the services performed. Service revenues are recognized when the right to invoice has been met, since the amount that the Company has the right to invoice (based upon the fixed fee and throughput volumes) corresponds directly with the value received by Apache.
Pursuant to the terms of the Contribution Agreement, all accounts receivable from Apache (including revenue receivable) on or prior to September 30, 2018, are for the account of Apache. No cash settlement of such balances was contemplated prior to September 30, 2018 and as such, revenue receivables generated prior to this date were treated as a reduction to additional paid-in capital within equity. Following the Business Combination, service revenue invoices are provided to Apache on a monthly basis, pursuant to the terms of the COMA. Amounts owing to Apache under the terms of the COMA are reduced by the amounts of these invoices. Net cash settlement is performed on a monthly basis. The net amount of receivable from Apache as of March 31, 2019 relating to revenue earned and invoiced was $10.6 million. Additionally, the Company recognized services revenue earned but not yet invoiced to Apache of $11.5 million as of March 31, 2019.
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

5.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at carrying value, is as follows:

	March 31,	December 31,
	2019	2018
	(In thousands)
Gathering, processing and transmission systems and facilities	$824,687	$729,585
Construction in progress (1)	528,837	521,609
Finance lease asset	34,749	—
Other property and equipment	3,068	23
Total property, plant and equipment	1,391,341	1,251,217
Less: accumulated depreciation and amortization	(31,608)	(24,320)
Total property, plant and equipment, net	$1,359,733	$1,226,897

(1)	Included in the Company’s construction in progress is capitalized interest of $5.4 million and $6.9 million at March 31, 2019 and December 31, 2018, respectively.

The cost of property classified as “Construction in progress” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet available to be placed into productive service as of the respective balance sheet date.

6.    DEBT AND FINANCING COSTS
In November 2018, Altus Midstream entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream’s two, one year extension options). The agreement for this facility provides aggregate commitments from a syndicate of banks of $450.0 million until (i) the consolidated net income of Altus Midstream and its restricted subsidiaries, as adjusted pursuant to the agreement (EBITDA), for three consecutive calendar months equals or exceeds $175.0 million on an annualized basis and (ii) Altus Midstream has raised at least $250.0 million of additional capital (such period, the “Initial Period”). Following the Initial Period, the aggregate commitments equal $800.0 million. All aggregate commitments include a letter of credit subfacility of up to $100.0 million and a swingline loan subfacility of up to $100.0 million. After the Initial Period, Altus Midstream may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of March 31, 2019, no borrowings or letters of credit were outstanding under this facility.
The Altus Midstream credit facility is unsecured and is not guaranteed by the Company, Apache Corporation, or any of their respective subsidiaries.
At Altus Midstream’s option, the interest rate per annum for borrowings under this facility is either a base rate, as defined, plus a margin, or the London Inter-bank Offered Rate (LIBOR), plus a margin. Altus Midstream also pays quarterly a facility fee at a rate per annum on total commitments. The margins and the facility fee vary based upon (i) the Leverage Ratio until Altus Midstream has a senior long-term debt rating and (ii) such senior long-term debt rating once it exists. The “Leverage Ratio” is the ratio of (1) the consolidated indebtedness of Altus Midstream and its restricted subsidiaries to (2) EBITDA of Altus Midstream and its restricted subsidiaries for the 12-month period ending immediately before such date. At March 31, 2019, the base rate margin was 0.05 percent, the LIBOR margin was 1.05 percent, and the facility fee was 0.20 percent. In addition, a commission is payable quarterly to the lenders on the face amount of each outstanding letter of credit at a per annum rate equal to the LIBOR margin then in effect. Customary letter of credit fronting fees and other charges are payable to issuing banks.
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

There are no clauses in the agreement for Altus Midstream’s 2018 credit facility that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes. The agreement has no drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreement allows the lenders to accelerate payment maturity and terminate lending and issuance commitments for nonpayment and other breaches, and if Altus Midstream or any of its restricted subsidiaries defaults on other indebtedness in excess of the stated threshold, is insolvent, or has any unpaid, non-appealable judgment against it for payment of money in excess of the stated threshold. Lenders may also accelerate payment maturity and terminate lending and issuance commitments if Altus Midstream undergoes a specified change in control or has specified pension plan liabilities in excess of the stated threshold. Altus Midstream was in compliance with the terms of its 2018 credit facility as of March 31, 2019.
As of March 31, 2019, the Company’s current debt of $29.0 million on the consolidated balance sheet is related to a finance lease obligation. As a result of this finance lease obligation and giving effect to the debt-to-capital ratio requirements under the credit agreement, the maximum amount of net assets available to be transferred from Altus Midstream to Altus Midstream Company was $1.4 billion. This amount of net assets available to be transferred does not include the proportionate share of net assets of entities in which Altus Midstream has an interest accounted for by the equity method. Additionally, the amount of any cash distributions that may be transferred from these entities to Altus Midstream is subject to compliance with the terms of any debt or similar agreements held by the entities, as applicable.
Interest Income and Financing Costs, Net of Capitalized Interest
The following table presents the components of Altus Midstream’s interest income and financing costs, net of capitalized interest:

	Three Months Ended March 31,
	2019	2018(1)
	(In thousands)
Interest income	$2,161	$—
Interest income	$2,161	$—

Interest expense	$709	$2,490
Amortization of deferred facility fees	193	—
Capitalized interest	(394)	(2,490)
Financing costs, net of capitalized interest	$508	$—

(1)
Prior to the Business Combination, the Company’s operations were funded entirely by contributions from Apache. Accordingly, Apache allocated a portion of interest on its corporate debt in determining capitalized interest associated with the development of Alpine High infrastructure. Refer to Note 3 — Transactions with Affiliates for further information.

7.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	(In thousands)
Accrued capital costs	$63,001	$80,696
Accrued operations and maintenance expense	2,583	2,863
Accrued taxes other than income	2,528	69
Accrued interest	493	232
Current operating lease liability	586	—
Other	2,855	1,066
Total other current liabilities	$72,046	$84,926

8.    ASSET RETIREMENT OBLIGATION

The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the three months ended March 31, 2019:

(In thousands)
Asset retirement obligation at December 31, 2018	$29,369
Liabilities incurred during the period	483
Accretion expense	364
Revisions in estimated liabilities	—
Asset retirement obligation at March 31, 2019	$30,216

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

9.    COMMITMENTS AND CONTINGENCIES

Accruals for loss contingencies arising from claims, assessments, litigation, environmental and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. As of March 31, 2019 and December 31, 2018, there were no accruals for loss contingencies.
Litigation
The Company is subject to governmental and regulatory controls arising in the ordinary course of business. It is the opinion of management that any claims and litigation involving the Company are not likely to have a material adverse effect on the Company’s reported position or results of operations.
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
Contractual Obligations
Altus Midstream’s existing fee-based midstream services agreements, which have no minimum volume commitments or firm transportation commitments, are underpinned by acreage dedications covering Alpine High. Pursuant to these agreements, Altus Midstream is obligated to perform low and high pressure gathering, processing, dehydration, compression, treating, conditioning, and transportation on all volumes produced from the dedicated acreage, so long as Apache has the right to market such gas.
Pursuant to the COMA with Apache, Altus Midstream will indirectly receive G&A support services including information technology, risk management, corporate planning, accounting, cash management, human resources, and other general corporate services. The COMA established a fixed annual support services fee to Apache of $3.0 million for the period from the closing of the Business Combination through December 31, 2019, $5.0 million in 2020, and $7.0 million in 2021. Beginning in 2022 through the term of the COMA, the associated fee will be $9.0 million annually and may be adjusted upwards based on actual incurred costs.
Concurrent with the closing of the Business Combination, Altus Midstream entered into the Lease Agreement with Apache, relating to the use of certain office buildings, warehouse and storage facilities located in Reeves County, Texas. Under the terms of the Lease Agreement, Altus Midstream shall pay to Apache on a monthly basis the sum of (i) a base rental charge of $44,500 and (ii) an amount based on Apache’s estimate of the annual costs it expects to incur in connection with the ownership, operation, repair, and/or maintenance of the facilities. The initial term of the Lease Agreement is for four years and may be extended by Altus Midstream for three additional, consecutive periods of twenty-four months.

Additionally, upon exercising the contributed Pipeline Options to acquire equity interests in five separate third-party pipeline projects, the Company may be required to fund future capital expenditures for their equity interest share in the development of the pipeline as referenced in Note 10 — Equity Method Interests.
At March 31, 2019 and December 31, 2018, there were no other material contractual obligations related to the entities included in the consolidated financial statements other than the performance of asset retirement obligations as referenced in Note 8 — Asset Retirement Obligation and required credit facility fees discussed in Note 6 — Debt and Financing Costs.

10.    EQUITY METHOD INTERESTS

As of March 31, 2019, the Company had exercised two of its five Pipeline Options and, as a result, owns the following equity method interests in Permian Basin pipelines. For each of the equity method interests, the Company has the ability to exercise significant influence based on certain governance provisions and its participation in the significant activities and decisions that impact the management and economic performance of the equity method interests.

	March 31, 2019		December 31, 2018
In thousands, unless stated	Ownership	Amount	Ownership	Amount
Gulf Coast Express Pipeline LLC	15.0%	$157,594	15.0%	$91,100
EPIC Crude Holdings, LP	15.0%	51,809	—%	—
		$209,403		$91,100

The equity method interest balance as of March 31, 2019 and December 31, 2018, respectively, were $1.3 million and $5.8 million less than Altus’ underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized differences will be amortized into net income over the remaining useful lives of the associated pipelines, when they are placed into service.
The following table presents the activity in the Company’s equity method interests for the three months ended March 31, 2019:

	Gulf Coast Express	EPIC Crude
	Pipeline LLC	Holdings, LP	Total
	(In thousands)
Balance at December 31, 2018	$91,100	$—	$91,100
Acquisitions	—	51,809	51,809
Contributions	66,224	—	66,224
Income from equity method interests	270	—	270
Balance at March 31, 2019	$157,594	$51,809	$209,403

11. INCOME TAXES
Altus Midstream Company is subject to U.S. federal income tax and Texas Margin tax. Altus Midstream LP is a partnership for federal income tax purposes and passes through its taxable income to its partners, Apache Corporation and Altus Midstream Company. Thus, Altus Midstream LP does not record a federal income tax provision. Altus Midstream LP is subject to the Texas Margin tax and as such, records a state income tax provision. At March 31, 2019, Altus Midstream Company had a net deferred tax asset of $67.3 million and Altus Midstream LP had a net deferred state income tax liability of $2.8 million.

During the first quarter of 2019, the Company’s effective income tax rate was primarily impacted by net income attributable to the noncontrolling interest and the impact of state income taxes. During the first quarter of 2018, the Company’s effective income tax rate was primarily impacted by an increase in the U.S. valuation allowance and the impact of state income taxes.

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes,” which prescribes a minimum recognition threshold a tax position must meet before being recognized in the financial statements. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. Each quarter the Company assesses the amounts provided for and, as a result, may increase (expense) or reduce (benefit) the amount of interest and penalties. As of March 31, 2019, the Company did not have any uncertain tax positions that would require recognition. Uncertain tax positions may change in the next twelve months; however, we do not expect any possible change to have a significant impact on our results of operation or financial position. If incurred, the Company will record income tax interest and penalties as a component of income tax expense. The contributor of Altus Midstream’s operating assets, Apache, is currently under IRS audit for the 2014 - 2016 tax years as part of its normal course of business.

12. EQUITY

Common Stock and Warrants
The Company’s second amended and restated certificate of incorporation authorizes the issuance of 1,500,000,000 shares of Class A Common Stock, $0.0001 par value and 1,500,000,000 shares of Class C Common Stock, $0.0001 par value. The Company’s shares of Class A Common Stock are listed on the NASDAQ Capital Market under the symbol “ALTM.” As of March 31, 2019, there were 74,929,305 and 250,000,000 issued and outstanding shares of Class A Common Stock and Class C Common Stock, respectively.
Holders of each of the Class A Common Stock and Class C Common Stock vote together as a single class on all matters submitted to a vote of our stockholders, except as required by law. Only holders of Class A Common Stock are entitled to dividends or other liquidating distributions made by the Company.
Shares of Class A Common Stock and certain warrants were originally issued in connection with the Company’s public offering, while shares of Class C Common Stock were newly issued in connection with the Business Combination.
Public Warrants
As of March 31, 2019, there were 12,577,350 Public Warrants outstanding. Each whole Public Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share. The Public Warrants will expire five years after closing of the Business Combination or earlier upon redemption or liquidation. The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant with not less than 30 days’ notice provided to the Public Warrant holder. However, this redemption right can only be exercised if the reported last sale price of the Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days prior to sending the notice of redemption to the Public Warrant holders.
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
Private Placement Warrants
As of March 31, 2019, there were 6,364,281 Private Placement Warrants, of which Apache holds 3,182,140. The Private Placement Warrants are identical to the Public Warrants discussed above, except (i) they will not be redeemable by the Company so long as they are held by the initial holders or their respective permitted transferees and (ii) they may be exercised by the holders on a cashless basis.
Redeemable Noncontrolling Interest
In conjunction with the issuance of the Class C Common Stock, Apache also received 250,000,000 common units, representing an approximate 76.9 percent limited partner interest in Altus Midstream. The financial results of Altus Midstream and its subsidiaries are included in the Company’s consolidated financial statements as detailed in Note 1— Summary of Significant Accounting Policies, under the section titled “Principles of Consolidation.”
At any time subsequent to May 8, 2019 (180 days following the closing of the Business Combination), Apache has the right to cause Altus Midstream to redeem all or a portion of the common units issued to Apache, in exchange for shares of the Company’s Class A Common Stock on a one-for-one basis or, at Altus Midstream’s option, an equivalent amount of cash; provided that the Company may, at its option, effect a direct exchange of cash or Class A Common Stock for such common units in lieu of such a redemption by Altus Midstream. Upon the future redemption or exchange of common units held by Apache, a corresponding number of shares of Class C Common Stock held by Apache will be cancelled.
Apache’s limited partner interest associated with the common units issued with the Class C Common Stock is reflected as a redeemable noncontrolling interest in the Company. The redeemable noncontrolling interest is recognized at the higher of (i) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (ii) the redemption value as of the balance sheet date. At March 31, 2019, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date of $1.5 billion. The redemption value is determined based on a 5 day volume weighted average closing price of the Class A Common Stock as defined in the Altus Midstream LPA.

13.    NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is calculated by dividing net income (loss) available to Class A Common shareholders by the weighted average numbers of shares outstanding during the period. Class C Common Stock is excluded from the weighted average shares outstanding immediately following the Closing Date for the calculation of basic net income per share, as holders of Class C Common Stock are not entitled to any dividends or liquidating distributions.
The Company uses the “if-converted method” to determine the potential dilutive effect of (i) exchanges of outstanding common units of Altus Midstream and corresponding shares of its outstanding Class C Common Stock and (ii) earn-out consideration. The treasury stock method is used to determine the potential dilutive effect of its outstanding warrants. Further discussion of the Company’s outstanding common shares, warrants and earn-out consideration as well as any applicable redemption rights is provided in Note 12 — Equity.
The computation of basic and diluted net income (loss) per share for the periods presented in the consolidated financial statements is shown in the table below.

	Three Months Ended March 31,
	2019	2018(1)
	(In thousands, except per share data)
Net income (loss) attributable to Class A Common shareholders:	$1,100	$(12,607)
Effect of dilutive Class C Common Stock:
Net income (loss) attributable to noncontrolling interest assumed to be redeemed for Class A Common Stock, net of tax	3,525	—
Net income (loss) attributable to Class A Common shareholders after assumed redemption	$4,625	$(12,607)

Weighted average Class A Common Stock outstanding (basic)	74,929	139,941
Effect of dilutive Class C Common Stock:
Class A Common Stock assumed issued to holder of noncontrolling interest upon redemption	250,000	—
Weighted average Class A Common Stock outstanding (diluted)	324,929	139,941

Net income (loss) per share attributable to Class A Common shareholders:
Basic	$0.01	$(0.09)
Diluted	$0.01	(0.09)

(1)
Shares of Class A Common Stock and Class C Common Stock issued to Apache in exchange for its ownership interests in the Altus Midstream Entities were retroactively restated from May 26, 2016 (inception) to the Closing Date, based on the proportionate value of the capital contributions made by Apache to the Altus Midstream Entities. The calculation of the weighted averages shares outstanding from inception up to the Closing Date includes all shares issued to Apache, in order to reflect Apache’s 100 percent economic interest in the Altus Midstream Entities until that time. For further detail of the Business Combination and associated financial statement presentation, please refer to Note 1 — Summary of Significant Accounting Policies and Note 2 — Recapitalization Transaction.

Earn-out consideration granting Apache the right to receive up to 37,500,000 shares of Class A Common Stock is not included in the earnings per share calculation above, as the conditions for issuance were not satisfied as of the quarter-ended March 31, 2019. The outstanding warrants of the Company to purchase an aggregate 18,941,631 shares of Class A Common Stock are not considered in the calculation of diluted earnings per share as their effect would have been anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with the Company’s consolidated financial statements and accompanying notes included under Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, as well as the Company’s consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (Form 10-K). Capitalized terms used but not defined herein shall have the meaning ascribed to such terms in the Form 10-K.
Unless the context otherwise requires, “we,” “us,” “our,” the “Company,” “ALTM” and “Altus” refers to Altus Midstream Company and its consolidated subsidiaries. “Altus Midstream” refers to Altus Midstream LP and its consolidated subsidiaries.
Overview
Altus Midstream Company, through our ownership interest in Altus Midstream, owns gas gathering, processing and transmission assets in the Permian Basin of West Texas, anchored by midstream service agreements to service Apache Corporation’s (Apache) production from its Alpine High resource play (Alpine High). Additionally, we own, or have options to own, equity interests in a total of five Permian Basin pipelines (the Pipeline Options), four of which go to various points along the Texas Gulf Coast, providing the Company with additional access to fully integrated, wellhead-to-water connectivity. Our operations comprise one reportable segment.
We have no independent operations or material assets outside our ownership interest in Altus Midstream, which we report on a consolidated basis. As of March 31, 2019, Altus Midstream’s assets included approximately 111 miles of natural gas gathering pipelines, approximately 52 miles of residue gas pipelines with four market connections, and approximately 26 miles of NGL Pipelines. Additionally, we own five rich gas processing facilities consisting of approximately 77,000 horsepower with 380 MMcf/d of rich gas processing capacity and two lean gas facilities consisting of 75,000 horsepower with 400 MMcf/d of lean gas treating capacity. Other assets include an NGL truck loading terminal with six lease automatic custody transfer (LACT) units and eight NGL bullet tanks with 90,000 gallon capacity per tank. Construction on the assets began in the fourth quarter of 2016, and operations commenced in the second quarter of 2017.
Corporate History
We were originally incorporated on December 12, 2016 in Delaware under the name Kayne Anderson Acquisition Corp. (KAAC), for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We completed our public offering in the second quarter of 2017, after which our securities began separate trading on the NASDAQ Capital Market.
On August 8, 2018, KAAC and our then wholly-owned subsidiary, Altus Midstream LP, a Delaware limited partnership, entered into a contribution agreement (the Contribution Agreement) with certain wholly-owned subsidiaries of Apache, including the Altus Midstream Entities. The Altus Midstream Entities comprise four Delaware limited partnerships (collectively, Altus Midstream Operating) and their general partner (Altus Midstream Subsidiary GP LLC, a Delaware limited liability company), formed by Apache between May 2016 and January 2017 for the purpose of acquiring, developing, and operating midstream oil and gas assets in Alpine High.
On November 9, 2018 (the Closing Date) and pursuant to the terms of that certain Contribution Agreement, we acquired from Apache, the entire equity interests of the Altus Midstream Entities and Pipeline Options to acquire equity interests in five separate third-party pipeline projects. We refer to the acquisition of the entities and the Pipeline Options as the Business Combination. In exchange, the consideration provided to Apache included economic voting and non-economic voting shares in Altus Midstream Company and limited partner interests in Altus Midstream. At the time of the Business Combination, we changed our name from Kayne Anderson Acquisition Corp. to Altus Midstream Company.
Presentation of Financial and Operating Information
While Altus Midstream Company (formerly KAAC) was the surviving legal entity, the Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, Altus Midstream Company was treated as the acquired company for financial reporting purposes. As a result, the historical operations of Altus Midstream Operating are deemed to be those of the Company. Thus, the financial statements and related information included in this Quarterly Report on Form 10-Q reflect (i) the historical operating results of Altus Midstream Operating prior to the Closing Date (ii) the net assets of Altus Midstream Operating at their historical cost (iii) the consolidated results of Altus and Altus Midstream Operating after the Closing Date and (iv) Altus’ equity structure for all periods presented.

Altus Midstream Operational Assessment
We use a variety of financial and operational metrics to assess the performance of our operations and growth compared to expected plan estimates. These metrics include:

•	Adjusted EBITDA (as defined below);

•	Throughput volumes and associated revenues; and

•	Costs and expenses.
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) including noncontrolling interest before financing costs (net of capitalized interest), interest income, income taxes, depreciation, and accretion and adjust such items, as applicable, from income from our equity method interests. We also exclude (when applicable) impairments and other items affecting comparability of results to peers. Our management believes Adjusted EBITDA is useful for evaluating our operating performance and comparing results of our operations from period-to-period and against peers without regard to financing or capital structure. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss) including noncontrolling interest or any other measure determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance, such as our cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. The presentation of Adjusted EBITDA should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Additionally, our computation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.
Adjusted EBITDA is not defined in GAAP
The GAAP measure used by the Company that is most directly comparable to Adjusted EBITDA is net income (loss) including noncontrolling interest. Adjusted EBITDA should not be considered as an alternative to the GAAP measure of net income (loss) including noncontrolling interest or any other measure of financial performance presented in accordance with GAAP. Adjusted EBITDA has important limitations as an analytical tool because it excludes some, but not all, items that affect net income (loss) including noncontrolling interest. Adjusted EBITDA should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. Our definitions of Adjusted EBITDA may not be comparable to similarly titled measures of other companies in our industry, thereby diminishing its utility.
Reconciliation of non-GAAP financial measures
Our management compensates for the limitations of Adjusted EBITDA as an analytical tool, by reviewing the comparable GAAP measure, understanding the differences between Adjusted EBITDA as compared to net income (loss) including noncontrolling interest and incorporating this knowledge into its decision-making processes. Our management believes that investors benefit from having access to the same financial measures that the Company uses in evaluating operating results.

The following table presents a reconciliation of the GAAP financial measure of net income (loss) including noncontrolling interest to the non-GAAP financial measure of Adjusted EBITDA.

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Reconciliation of net income (loss) including noncontrolling interest to Adjusted EBITDA
Net income (loss) including noncontrolling interest	$5,728	$(12,607)
Add:
Financing costs, net of capitalized interest	508	—
Deferred income tax expense	426	5,037
Depreciation and accretion	7,651	3,705
Equity method interests Adjusted EBITDA	227	—
Less:
Interest income	2,161	—
Income from equity method interests	270	—
Adjusted EBITDA	$12,109	$(3,865)

Results of Operations

The following table presents the Company’s results of operations for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
REVENUES:
Midstream services revenue— affiliate	$33,847	$12,099
Total revenues	33,847	12,099
COSTS AND EXPENSES:
Operations and maintenance	16,399	10,992
General and administrative	2,991	1,617
Depreciation and accretion	7,651	3,705
Taxes other than income	2,575	3,355
Total costs and expenses	29,616	19,669
OPERATING INCOME (LOSS)	4,231	(7,570)
Interest income	2,161	—
Income from equity method interests	270	—
Total other income	2,431	—
Financing costs, net of capitalized interest	508	—
NET INCOME (LOSS) BEFORE INCOME TAXES	6,154	(7,570)
Deferred income tax expense	426	5,037
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	5,728	(12,607)
Net income attributable to noncontrolling interest	4,628	—
NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS	$1,100	$(12,607)
KEY PERFORMANCE METRICS:
Adjusted EBITDA (1)	$12,109	$(3,865)
OPERATING DATA:
Average throughput volumes of natural gas (MMcf/d)	564	206
Average volumes of natural gas processed (MMcf/d)	564	206

(1)
Adjusted EBITDA is not defined by accounting principles generally accepted in the United States (GAAP) and should not be considered an alternative to, or more meaningful than, net income (loss), operating income (loss), net cash provided by (used in) operating activities or any other measures prepared under GAAP. For definitions and reconciliations of Adjusted EBITDA most directly comparable to GAAP measures, see the section entitled “Adjusted EBITDA” above.

For purposes of the following discussion, any increases or decreases “for the three months ended March 31, 2019” refer to the comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018.

Midstream Revenues
The following table summarizes the Company’s revenues for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
REVENUES:
Midstream services revenue — affiliate	$33,847	$12,099
Total revenues	$33,847	$12,099
Midstream services revenue from affiliate increased by $21.7 million to $33.8 million for the three months ended March 31, 2019, as compared to $12.1 million for the three months ended March 31, 2018. The increase was primarily driven by increased throughput volumes as Apache increased production from Alpine High. All midstream services revenues were generated through our fee-based midstream service agreements with Apache. These services include gas gathering, processing, and transmission. The revenue earned from these services is directly related to the volume of natural gas and NGLs that flow through our systems, and we do not take ownership of the natural gas or NGLs handled for Apache.
Costs and Expenses
The following table summarizes the Company’s costs and expenses for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Operations and maintenance	$16,399	$10,992
General and administrative	2,991	1,617
Depreciation and accretion	7,651	3,705
Taxes other than income	2,575	3,355
Total costs and expenses	$29,616	$19,669
Operations and maintenance
Operations and maintenance expenses increased by $5.4 million to $16.4 million for the three months ended March 31, 2019, as compared to $11.0 million for the three months ended March 31, 2018, primarily driven by higher natural gas service volumes. Operations and maintenance expenses are expected to increase over the next several years as additional infrastructure is built to facilitate expected volume growth from Alpine High.
General and administrative expense
General and administrative (G&A) expense increased by $1.4 million to $3.0 million for the three months ended March 31, 2019, as compared to $1.6 million for the three months ended March 31, 2018, which reflects the increase in overhead support services due to organizational growth, coupled with higher expenses incurred related to insurance, audit and other public filing requirements.
Depreciation and accretion expense
Depreciation and accretion expense increased by $3.9 million to $7.7 million for the three months ended March 31, 2019, as compared to $3.7 million for the three months ended March 31, 2018. The $3.9 million increase represents the timing of placing assets into service following construction activity over the historical period. Depreciation and accretion expense is expected to increase over the next several years as additional infrastructure is built to facilitate expected volume growth.

Taxes other than income
Ad valorem taxes decreased by $0.8 million to $2.5 million for the three months ended March 31, 2019, as compared to $3.3 million for the three months ended March 31, 2018. The $0.8 million decrease represents the lower tax assessment in the current year related to completion of construction of certain assets.
Interest Income and Financing Costs, Net of Capitalized Interest
Interest income and interest expense incurred during the period comprised the following:

	Three Months Ended March 31,
	2019	2018(1)
	(In thousands)
Interest income	$2,161	$—
Interest income	$2,161	$—

Interest expense	$709	$2,490
Amortization of deferred facility fees	193	—
Capitalized interest	(394)	(2,490)
Financing costs, net of capitalized interest	$508	$—

(1)
Prior to the Business Combination, the Company’s operations were funded entirely by contributions from Apache. Accordingly, Apache allocated a portion of interest on its corporate debt in determining capitalized interest associated with the development of Alpine High infrastructure.

Financing costs, net of capitalized interest increased by $0.5 million from 2018, associated with the revolving credit facility entered into by Altus Midstream in November 2018.
Provisions for Income Taxes
Altus Midstream Company is subject to U.S. federal income tax and Texas Margin tax. Altus Midstream LP is a partnership for federal income tax purposes and passes through its taxable income to its partners, Apache Corporation and Altus Midstream Company. Thus, Altus Midstream LP does not record a federal income tax provision. Altus Midstream LP is subject to the Texas Margin tax and as such, records a state income tax provision. At March 31, 2019, Altus Midstream Company had a net deferred tax asset of $67.3 million, and Altus Midstream LP had a net deferred state income tax liability of $2.8 million.
During the first quarter of 2019, the Company’s effective income tax rate was primarily impacted by net income attributable to the noncontrolling interest and the impact of state income taxes. During the first quarter of 2018, the Company’s effective income tax rate was primarily impacted by an increase in the U.S. valuation allowance and the impact of state income taxes.

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes,” which prescribes a minimum recognition threshold a tax position must meet before being recognized in the financial statements. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. Each quarter the Company assesses the amounts provided for and, as a result, may increase (expense) or reduce (benefit) the amount of interest and penalties. As of March 31, 2019, the Company did not have any uncertain tax positions that would require recognition. Uncertain tax positions may change in the next twelve months; however, we do not expect any possible change to have a significant impact on our results of operation or financial position. If incurred, we will record income tax interest and penalties as a component of income tax expense. The contributor of Altus Midstream’s operating assets, Apache, is currently under IRS audit for the 2014 - 2016 tax years as part of its normal course of business.
Key Performance Metrics
Net income before income taxes increased by $13.7 million and Adjusted EBITDA increased by $16.0 million for the three months ended March 31, 2019, primarily due to a $21.7 million increase in midstream services revenue from affiliate. These amounts were partially offset by a $5.4 million increase in operations and maintenance expenses and a $1.4 million increase in G&A expenses. Higher Adjusted EBITDA is primarily attributed to activity ramp-up following the commencement of operations on the midstream assets and associated throughput volumes.

Capital Resources and Liquidity
Altus Midstream Overview
Our plans for future infrastructure development and construction of our midstream assets, as well as the exercise of the three Pipeline Options still outstanding, will require significant capital expenditures in excess of current cash on hand and operational cash flow. To date, our primary use of capital has been for the initial construction of assets and the exercise of two of the five Pipeline Options. Historically, our primary source of liquidity has been capital contributions from Apache. As our operations commenced in the second quarter of 2017, limited cash from operations has been generated. While our assets are being constructed, ongoing sources of liquidity are expected to be cash generated from operations which is anticipated to increase over time, cash on the balance sheet from the Business Combination, and cash proceeds from raising capital (including the issuance of debt or equity securities). Based on our current financial plan and related assumptions, we believe our operations and capital program for midstream operations will begin to generate operating cash flows in excess of investment expenditures by year-end 2021.
We anticipate using our cash position, revolving credit facility borrowing capacity (as further described below), and reinvested operating cash flow to fund our near-term capital requirements, including the capital needs upon exercising the outstanding Pipeline Options. In addition, we expect to evaluate additional sources of financing to facilitate our capital investments, including borrowings under our credit facility, asset-level financing, and the issuance of debt and equity securities, including preferred equity securities, as applicable.
If we are unable to obtain funds or provide funds as needed for our planned capital expenditure program, we may not be able to finance the capital expenditures necessary to achieve our expansion plans, exercise the outstanding Pipeline Options, or maintain our business as currently conducted.
Altus Midstream Capital Requirements
We anticipate additional total annual investments in the continued capital development of Altus Midstream’s assets of approximately $325 million in 2019, approximately $185 million in 2020 and approximately $200 million in 2021. The investment will primarily be directed toward the construction of additional gathering, compression, processing, and transportation facilities, including three forecasted cryogenic processing plants expected to be in-service during 2019 with combined nameplate capacity of approximately 600 MMcf/d. Additional capacity will be added over the next several years to facilitate production increases from Alpine High and potential third-party volumes. Operating cash flows are not expected to cover all of these capital investments.
As part of the Business Combination, we obtained the right, but not the obligation, to exercise five Pipeline Options. In addition to our existing 15 percent ownership in the Gulf Coast Express natural gas pipeline project, we exercised our option to enter into a 15 percent ownership stake in the EPIC crude oil pipeline project for $51.8 million in the first quarter of 2019. We expect to exercise the remaining three Pipeline Options in the remainder of 2019 and early 2020, resulting in approximately $1.6 billion of total anticipated capital spending for the exercise of these options and the associated capital required until the associated pipelines are in service. This includes approximately $1.3 billion in total for 2019 and approximately $340 million in 2020.
Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented.

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Sources of cash and cash equivalents:
Net cash provided by operating activities	$10,054	$—
	$10,054	$—
Uses of cash and cash equivalents:
Capital expenditures(1)	$(164,518)	$—
Equity method interests	(118,033)	—
	(282,551)	—
Decrease in cash and cash equivalents	$(272,497)	$—

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this document, which include accruals.

Liquidity
The following table presents a summary of the Company’s key financial indicators at the dates presented:

	March 31, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$177,438	$449,935
Total debt (1)	29,000	—
Available committed borrowing capacity	450,000	450,000

(1)	As of March 31, 2019, the current debt of $29.0 million on the consolidated balance sheet is related to the Company’s finance lease obligation.
Cash and cash equivalents
At March 31, 2019 and December 31, 2018, we had $177.4 million and $449.9 million, respectively, in cash and cash equivalents. The majority of the cash is invested in highly liquid, investment-grade instruments with maturities of three months or less at the time of purchase.
Debt
As of March 31, 2019, outstanding debt consisted of $29.0 million of current finance lease obligation.
Available credit facilities
In November 2018, Altus Midstream entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream’s two, one-year extension options). The agreement for this revolving credit facility provides aggregate commitments from a syndicate of banks of $450.0 million until (i) the consolidated net income of Altus Midstream and its restricted subsidiaries, as adjusted pursuant to the agreement (EBITDA), for three consecutive calendar months equals or exceeds $175.0 million on an annualized basis and (ii) Altus Midstream has raised at least $250.0 million of additional capital (such period, the “Initial Period”). Following the Initial Period, the aggregate commitments equal $800.0 million. All aggregate commitments include a letter of credit subfacility of up to $100.0 million and a swingline loan subfacility of up to $100.0 million. After the Initial Period, Altus Midstream may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of March 31, 2019, no borrowings or letters of credit were outstanding under this facility.
The Altus Midstream revolving credit facility is unsecured and is not guaranteed by the Company, Apache Corporation, or any of their respective subsidiaries.
At Altus Midstream’s option, the interest rate per annum for borrowings under its 2018 credit facility is either a base rate, as defined, plus a margin, or the London Inter-bank Offered Rate (LIBOR), plus a margin. Altus Midstream also pays quarterly a facility fee at a per annum rate on total commitments. The margins and the facility fee vary based upon (i) the Leverage Ratio until Altus Midstream has a senior long-term debt rating and (ii) such senior long-term debt rating once it exists. The Leverage Ratio is the ratio of (1) the consolidated indebtedness of Altus Midstream and its restricted subsidiaries to (2) EBITDA of Altus Midstream and its restricted subsidiaries for the 12-month period ending immediately before such date. At March 31, 2019, the base rate margin was 0.05 percent, the LIBOR margin was 1.05 percent, and the facility fee was 0.20 percent. A commission is payable quarterly to lenders on the face amount of each outstanding letter of credit at a per annum rate equal to the LIBOR margin then in effect. Customary letter of credit fronting fees and other charges are payable to issuing banks.
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

There are no clauses in the agreement for Altus Midstream’s 2018 revolving credit facility that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes. The agreement has no drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreement allows the lenders to accelerate payment maturity and terminate lending and issuance commitments for nonpayment and other breaches, and if Altus Midstream or any of its restricted subsidiaries defaults on other indebtedness in excess of the stated threshold, is insolvent, or has any unpaid, non-appealable judgment against it for payment of money in excess of the stated threshold. Lenders may also accelerate payment maturity and terminate lending and issuance commitments if Altus Midstream undergoes a specified change in control or has specified pension plan liabilities in excess of the stated threshold. Altus Midstream was in compliance with the terms of its 2018 credit facility as of March 31, 2019.
There is no assurance that the financial condition of banks with lending commitments to Altus Midstream will not deteriorate. We closely monitor the ratings of the banks in our bank group. Having a large bank group allows the Company to mitigate the potential impact of any bank’s failure to honor its lending commitment.

Off-Balance Sheet Arrangements

Other than the arrangements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, the Company has not entered into any transactions, agreements, or other contractual arrangements with unconsolidated entities that are reasonably likely to materially affect our liquidity or capital resource positions
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and the Company’s Chief Financial Officer and Treasurer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information we are required to disclose under applicable laws and regulations is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
We periodically review the design and effectiveness of our disclosure controls, including compliance with various laws and regulations that apply to our operations both inside and outside the United States. We make modifications to improve the design and effectiveness of our disclosure controls, and may take other corrective action, if our reviews identify deficiencies or weaknesses in our controls.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings against us at the time of the filing of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS
Please refer to Part I, Item 1A — Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and Part I, Item 3 — Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 6. EXHIBITS

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

3.1	–	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 13, 2018, SEC File No. 001-38048).
3.2	–	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed on March 7, 2017, SEC File No. 333-216514).
10.1*	–	Side Letter re: Waiver of Direct G&A Costs, dated as of April 23, 2019, by and between Altus Midstream Company and Apache Corporation
31.1*	–	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	–	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	–	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.SCH*	–	XBRL Taxonomy Schema Document.
101.CAL*	–	XBRL Calculation Linkbase Document.
101.DEF*	–	XBRL Definition Linkbase Document.
101.LAB*	–	XBRL Label Linkbase Document.
101.PRE*	–	XBRL Presentation Linkbase Document.

* Filed herewith.
** Furnished herewith.
*** Schedules and exhibits to this Exhibit have been omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ALTUS MIDSTREAM COMPANY

Dated:	May 2, 2019	/s/ Ben C. Rodgers
Ben C. Rodgers
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated:	May 2, 2019	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)