Form 10-Q
period 2019-06-30
Altus Midstream Co
filed 2019-08-01
CIK 1692787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 001-38048
Altus Midstream Company
(Exact name of registrant as specified in its charter)

Delaware	81-4675947
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Post Oak Central, 2000 Post Oak Boulevard, Suite 100, Houston, Texas 77056-4400
(Address of principal executive offices) (Zip Code)
(713) 296-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value	ALTM	NASDAQ Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s Class A common stock, par value $0.0001 per share issued and outstanding as of July 31, 2019	74,929,305
Number of shares of registrant’s Class C common stock, par value $0.0001 per share issued and outstanding as of July 31, 2019	250,000,000

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

•
other factors disclosed under Item 1A — Risk Factors, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A — Quantitative and Qualitative Disclosures About Market Risk and elsewhere in our most recently filed Annual Report on Form 10-K, other risks and uncertainties in our second-quarter 2019 earnings release, other factors disclosed under Part II, Item 1A — Risk Factors of this Quarterly Report on Form 10-Q, and any other factors disclosed in the other filings that we make with the Securities and Exchange Commission.

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

Effective February 14, 2019 each of the Alpine High Entities’ names were changed to replace “Alpine High” in each name with “Altus Midstream.” As such, references to the Altus Midstream Entities and Altus Midstream Operating shall have the same meanings as ascribed to the Alpine High Entities and Alpine High Midstream, respectively, in the Company’s most recently filed Annual Report on Form 10-K.

PART I

ITEM 1. FINANCIAL STATEMENTS

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
REVENUES:
Midstream services revenue — affiliate (Note 3)	$24,139	$12,517	$57,985	$24,616
Total revenues	24,139	12,517	57,985	24,616
COSTS AND EXPENSES:
Operations and maintenance (1)	14,005	11,227	30,403	22,219
General and administrative (2)	2,081	1,644	5,072	3,261
Depreciation and accretion	9,107	5,216	16,758	8,921
Taxes other than income	3,888	1,898	6,463	5,253
Total costs and expenses	29,081	19,985	58,696	39,654
Operating loss	(4,942)	(7,468)	(711)	(15,038)
Interest income	806	—	2,967	—
Loss from equity method interests	(1,297)	—	(1,028)	—
Other	(17)	—	(17)	—
Total other income (loss)	(508)	—	1,922	—
Financing costs, net of capitalized interest	478	—	986	—
NET INCOME (LOSS) BEFORE INCOME TAXES	(5,928)	(7,468)	225	(15,038)
Deferred income tax (benefit) expense	(430)	4,153	(5)	9,190
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	(5,498)	(11,621)	230	(24,228)
Net income attributable to Preferred Unit limited partners	4,143	—	4,143	—
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(9,641)	(11,621)	(3,913)	(24,228)
Net loss attributable to Apache limited partner	(7,348)	—	(2,720)	—
NET LOSS ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS	$(2,293)	$(11,621)	$(1,193)	$(24,228)

NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS, PER SHARE(3)
Basic and Diluted	$(0.03)	$(0.06)	$(0.02)	$(0.15)
WEIGHTED AVERAGE SHARES (3)
Basic and Diluted	74,929	179,206	74,929	159,682

(1)
Includes amounts of $2.0 million and $2.0 million to related parties for the three months ended June 30, 2019 and 2018, respectively, and $4.9 million and $4.3 million for the six months ended June 30, 2019 and 2018, respectively. Refer to Note 3 — Transactions with Affiliates.

(2)
Includes amounts of $1.0 million and $1.6 million to related parties for the three months ended June 30, 2019 and 2018, respectively, and $2.6 million and $3.3 million for the six months ended June 30, 2019 and 2018, respectively. Refer to Note 3 — Transactions with Affiliates.

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

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	$(5,498)	$(11,621)	$230	$(24,228)
OTHER COMPREHENSIVE LOSS, NET OF TAX:
Share of equity method interests other comprehensive loss	(1,043)	—	(1,043)	—
COMPREHENSIVE LOSS INCLUDING NONCONTROLLING INTERESTS	(6,541)	(11,621)	(813)	(24,228)
Comprehensive income attributable to Preferred Unit limited partners	4,143	—	4,143	—
Comprehensive loss attributable to Apache limited partner	(8,191)	—	(3,563)	—
COMPREHENSIVE LOSS ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS	$(2,493)	$(11,621)	$(1,393)	$(24,228)

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2019	2018
	(In thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$376,920	$449,935
Accounts receivable from Apache Corporation (Note 1)	145	—
Revenue receivables (Note 3)	8,998	10,914
Inventories and other	6,286	5,802
Prepaid assets and other	1,697	1,379
	394,046	468,030
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	1,489,640	1,251,217
Less: Accumulated depreciation and amortization	(40,333)	(24,320)
	1,449,307	1,226,897
OTHER ASSETS:
Equity method interests	527,379	91,100
Deferred tax asset	67,971	67,558
Deferred charges and other	6,031	3,734
	601,381	162,392
Total assets	$2,444,734	$1,857,319

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY
CURRENT LIABILITIES:
Accounts payable to Apache Corporation (Note 1)	$—	$13,595
Current debt (Note 6)	23,310	—
Other current liabilities (Note 7)	47,241	84,926
	70,551	98,521
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Asset retirement obligation	32,611	29,369
Deferred tax liability	2,998	2,643
Embedded derivative	94,459	—
Other non-current liabilities	1,352	—
	131,420	32,012
Total liabilities	201,971	130,533

COMMITMENTS AND CONTINGENCIES (Note 9)

Redeemable noncontrolling interest — Apache limited partner	1,272,652	1,940,500
Redeemable noncontrolling interest — Preferred Unit limited partners	520,933	—

EQUITY:
Class A Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 74,929,305 shares issued and outstanding at June 30, 2019 and December 31, 2018	7	7
Class C Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 250,000,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	25	25
Additional paid-in capital	473,502	—
Accumulated deficit	(24,156)	(213,746)
Accumulated other comprehensive loss	(200)	—
	449,178	(213,714)
Total liabilities, noncontrolling interests, and equity	$2,444,734	$1,857,319

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018 (1)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interests	$230	$(24,228)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and accretion	16,758	8,921
Deferred income tax (benefit) expense	(5)	9,190
Loss from equity method interests	1,028	—
Adjustment for non-cash transactions with affiliate(1)	—	(1,345)
Other	(564)	—
Changes in operating assets and liabilities:
(Increase) decrease in inventories and other	(484)	(267)
(Increase) decrease in prepaid and other	(311)	—
(Increase) decrease in revenue receivables (Note 3)	1,930	1,055
(Increase) decrease in account receivables from/payable to affiliate	(3,347)	—
Increase (decrease) in accrued expenses	6,453	6,674
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	21,688	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (2)	(259,295)	—
Contributions to equity method interests	(210,238)	—
Acquisition of equity method interests	(228,165)	—
NET CASH USED IN INVESTING ACTIVITIES	(697,698)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Redeemable noncontrolling interest - Preferred Unit limited partners, net	611,249	—
Finance lease	(7,462)	—
Deferred facility fees	(792)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	602,995	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(73,015)	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	449,935	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$376,920	$—
SUPPLEMENTAL CASH FLOW DATA:
Accrued capital expenditures (3)	$30,330	$69,501
Finance lease liability(4)	29,000	—
Interest paid, net of capitalized interest	$1,493	$—

(1)
In all periods prior to the Business Combination, the Company had no banking or cash management activities. Transactions with Apache and asset transfers to and from the Company were not settled in cash and are therefore reflected as a component of equity and redeemable noncontrolling interests on the consolidated balance sheet. In addition, Apache contributed its investments in gas gathering, processing and transmission facilities of approximately $283.9 million that is included within equity and redeemable noncontrolling interests for the six months ended June 30, 2018. Refer to Note 3 — Transactions with Affiliates for more information.

(2)
Following the Business Combination, capital expenditure amounts represent the portion of the total settlements with Apache in the period that are capital in nature, pursuant to the terms of the Construction, Operations and Maintenance Agreement (COMA). Refer to Note 1 — Summary of Significant Accounting Policies and Note 3 — Transactions with Affiliates for more information.

(3)	Includes $3.6 million due from Apache pursuant to the terms of the COMA. Refer to Note 3 — Transactions with Affiliates for more information.

(4)	The Company entered into a finance lease in the first quarter of 2019. Refer to Note 1 — Summary of Significant Accounting Policies for more information.

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Redeemable Noncontrolling Interest — Preferred Unit Limited Partners	Redeemable Noncontrolling Interest — Apache Limited Partner	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
			Shares(1)	Amount(1)	Shares(1)	Amount(1)

	(In thousands)		(In thousands)

For the Quarter Ended June 30, 2018
Balance at March 31, 2018	$—	$—	5,081	$—	173,693	$18	$702,378	$(31,182)	$—	$671,214
Issuance of shares	—	—	1,116	—	38,153	4	154,748	—	—	154,752
Net loss	—	—	—	—	—	—	—	(11,621)	—	(11,621)
Balance at June 30, 2018	$—	$—	6,197	$—	211,846	$22	$857,126	$(42,803)	$—	$814,345

For the Quarter Ended June 30, 2019
Balance at March 31, 2019	$—	$1,504,500	74,929	$7	250,000	$25	$440,628	$(212,646)	$—	$228,014
Issuance of Series A Cumulative Redeemable Preferred Units(2)	516,790	—	—	—	—	—	—	—	—	—
Net income (loss)	3,364	(7,348)	—	—	—	—	—	(1,514)	—	(1,514)
Accretion of redeemable noncontrolling interest	779	—	—	—	—	—	—	(779)	—	(779)
Change in redemption value of noncontrolling interests	—	(223,657)	—	—	—	—	32,874	190,783	—	223,657
Accumulated other comprehensive loss	—	(843)	—	—	—	—	—	—	(200)	(200)
Balance at June 30, 2019	$520,933	$1,272,652	74,929	$7	250,000	$25	$473,502	$(24,156)	$(200)	$449,178

(1)
For periods prior to the Business Combination, the number of shares has been retroactively restated to reflect the number of shares received by Apache. For further detail of the Business Combination and associated financial statement presentation, please refer to Note 1 — Summary of Significant Accounting Policies and Note 2 — Recapitalization Transaction.

(2)
Certain redemption features embedded within the Preferred Unit purchase agreement require bifurcation and measurement at fair value. For further detail, refer to Note 12 — Series A Cumulative Redeemable Preferred Units.

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS — (Continued)
(Unaudited)

	Redeemable Noncontrolling Interest — Preferred Unit Limited Partners	Redeemable Noncontrolling Interest — Apache Limited Partner	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
			Shares(1)	Amount(1)	Shares(1)	Amount(1)

	(In thousands)		(In thousands)

For the Six Months Ended June 30, 2018
Balance at December 31, 2017	$—	$—	3,965	$—	135,540	$14	$574,611	$(18,575)	$—	$556,050
Issuance of shares	—	—	2,232	—	76,306	8	282,515	—	—	282,523
Net loss	—	—	—	—	—	—	—	(24,228)	—	(24,228)
Balance at June 30, 2018	$—	$—	6,197	$—	211,846	$22	$857,126	$(42,803)	$—	$814,345

For the Six Months Ended June 30, 2019
Balance at December 31, 2018	$—	$1,940,500	74,929	$7	250,000	$25	$—	$(213,746)	$—	$(213,714)
Issuance of Series A Cumulative Redeemable Preferred Units(2)	516,790	—	—	—	—	—	—	—	—	—
Net income (loss)	3,364	(2,720)	—	—	—	—	—	(414)	—	(414)
Accretion of redeemable noncontrolling interest	779	—	—	—	—	—	—	(779)	—	(779)
Change in redemption value of noncontrolling interests	—	(664,285)	—	—	—	—	473,502	190,783	—	664,285
Accumulated other comprehensive loss	—	(843)	—	—	—	—	—	—	(200)	(200)
Balance at June 30, 2019	$520,933	$1,272,652	74,929	$7	250,000	$25	$473,502	$(24,156)	$(200)	$449,178

(1)
For periods prior to the Business Combination, the number of shares has been retroactively restated to reflect the number of shares received by Apache. For further detail of the Business Combination and associated financial statement presentation, please refer to Note 1 — Summary of Significant Accounting Policies and Note 2 — Recapitalization Transaction.

(2)
Certain redemption features embedded within the Preferred Unit purchase agreement require bifurcation and measurement at fair value. For further detail, refer to Note 12 — Series A Cumulative Redeemable Preferred Units.

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
Organization
Altus originally incorporated on December 12, 2016 in Delaware under the name Kayne Anderson Acquisition Corp. (KAAC), for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company closed its initial public offering in the second quarter of 2017.
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
On November 9, 2018 (the Closing Date) and pursuant to the terms of that certain Contribution Agreement, KAAC acquired from Apache the entire equity interests of the Altus Midstream Entities and options to acquire equity interests in five separate third-party pipeline projects (the Pipeline Options). The acquisition of the entities and the Pipeline Options is referred to herein as the Business Combination. In exchange, the consideration provided to Apache included equity consideration, comprising economic voting and non-economic voting shares in KAAC, and common units representing limited partner interests in Altus Midstream (Common Units). Following the Closing Date and in connection with the completion of the Business Combination, KAAC changed its name to Altus Midstream Company. Refer to Note 2 — Recapitalization Transaction, for further discussion.
Ownership of Altus Midstream LP
Upon the closing of the Business Combination and as of June 30, 2019, Altus’ wholly-owned subsidiary, Altus Midstream GP LLC (Altus Midstream GP), was the sole general partner of Altus Midstream. The Company held approximately 23.1 percent of the outstanding Common Units of Altus Midstream, while Apache held the remaining 76.9 percent. Additionally, as of the Closing Date and as of June 30, 2019, Apache was the largest single holder of the Company’s voting common stock, comprising 100 percent of non-economic Class C Common Stock and approximately 9.8 percent of economic Class A Common Stock.
On June 12, 2019, Altus Midstream issued and sold Series A Cumulative Redeemable Preferred Units (the Preferred Units) in a private offering. Concurrently, the Preferred Units were established as a new class of partnership unit representing limited partner interests in Altus Midstream pursuant to the terms of a Second Amended and Restated Agreement of Limited Partnership of Altus Midstream (the Amended LPA), and the purchasers were admitted as limited partners of Altus Midstream. For further details on the terms of the Preferred Units and the rights of the holders thereof, refer to Note 12 — Series A Cumulative Redeemable Preferred Units.
The Amended LPA contains certain provisions intended to ensure that a one-to-one ratio is maintained, at all times and subject only to limited exceptions, between (i) the number of outstanding shares of Class A Common Stock and the number of Altus Midstream Common Units held by Altus and (ii) the number of outstanding shares of Class C Common Stock and the number of Altus Midstream Common Units held by Apache.

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
Altus Midstream Company has no independent operations or material assets other than its partnership interests in Altus Midstream, which constitutes all of its business. Altus Midstream Company’s only material net assets separate from Altus Midstream relate to deferred taxes and the current and deferred income tax expense (benefit) associated with its investment in Altus Midstream. The deferred tax asset balance was $68.0 million and $67.6 million as of June 30, 2019 and December 31, 2018, respectively. Additionally, Altus Midstream Company’s balance sheet reflects the presentation of noncontrolling interest ownership attributable to the limited partner interests in Altus Midstream held by Apache, and the Preferred Unit holders. Refer to Note 13 — Income Taxes, Note 11 — Equity and Note 12 — Series A Cumulative Redeemable Preferred Units for further information.
Variable Interest Entity
Altus Midstream is a variable interest entity (VIE) because the partners in Altus Midstream with equity at risk lack the power, through voting or similar rights, to direct the activities that most significantly impact Altus Midstream’s economic performance.
A reporting entity that concludes it has a variable interest in a VIE must evaluate whether it has a controlling financial interest in the VIE, such that it is the VIE’s primary beneficiary and should consolidate. Altus Midstream Company is the primary beneficiary of, and therefore should consolidate Altus Midstream because (i) Altus Midstream Company has the ability to direct the activities of Altus Midstream that most significantly affect its economic performance and (ii) Altus Midstream Company has the right to receive benefits or the obligation to absorb losses that could be potentially significant to Altus Midstream.
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
The valuation techniques that may be used to measure fair value include a market approach, an income approach and a cost approach. A market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. An income approach uses valuation techniques to convert future amounts to a single present amount based on current market expectations, including present value techniques, option-pricing models, and the excess earnings method. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).
Embedded features identified within the Company’s agreements are bifurcated and measured at fair value at the end of each period on the Company’s consolidated balance sheet. Such recurring fair value measurements are presented in further detail in Note 15 — Fair Value Measurements.
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

As allowed under the standard, the Company also applied practical expedients to carry forward its historical assessments of whether existing agreements contain a lease, classification of existing lease agreements, and treatment of initial direct lease costs. The Company also elected to exclude short-term leases (those with terms of 12 months or less) from the balance sheet presentation and accounts for non-lease and lease components as a single lease component for all asset classes. Short-term lease expense was not material for the second quarter of 2019.

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

Operating lease expense associated with the ROU assets is recognized on a straight-line basis over the lease term. Lease expense is reflected on the statement of consolidated operations commensurate with the leased activities and nature of the services performed. Fixed operating lease expense was $0.2 million and $0.3 million for the three and six months ended June 30, 2019, respectively.

In addition, the Company periodically enters into finance leases that are similar to those leases classified as capital leases under previous GAAP. The Company currently has one short-term finance lease, which is included in “Property, Plant and Equipment” on the consolidated balance sheet, and the associated finance lease liability is reflected within “Current debt.” The associated interest expense is reflected in the statement of consolidated operations within “Financing costs, net of capitalized interest.” Depreciation on the Company's finance lease asset was $1.2 million and $2.5 million for the three and six months ended June 30, 2019, respectively. Interest on the Company's finance lease assets was $0.3 million and $0.6 million for the three and six months June 30, 2019, respectively.

The following table represents the Company’s weighted average lease term and discount rate as of June 30, 2019:

	Operating Leases	Finance Lease
Weighted average remaining lease term	3.2 years	0.5 years
Weighted average discount rate	4.2%	4.2%

The undiscounted future minimum lease payments reconciled to the carrying value of the lease liabilities as of June 30, 2019 (in thousands) were as follows:

Net Minimum Commitments	Operating Leases(1)	Finance Lease(2)
	(In thousands)
2019	$326	$13,920
2020	652	9,800
2021	622	—
2022	445	—
2023	—	—
Thereafter	—	—
Total future minimum lease payments	2,045	23,720
Less: imputed interest	(124)	(410)
Total lease liabilities	1,921	23,310
Current portion	(591)	(23,310)
Non-current portion	$1,330	$—

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
The lease liability reflected in the table above represents the Company’s fixed minimum payments that are settled in accordance with the lease terms. Actual lease payments during the period may also include variable lease components such as common area maintenance, usage-based sales taxes and rate differentials, or other similar costs that are not determinable at the inception of the lease. Variable lease payments for the three and six months ended June 30, 2019 were $0.1 million and $0.2 million, respectively.
Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses.” This standard changes the impairment model for trade receivables, held-to-maturity debt securities, net investments in leases, loans, and certain other financial assets measured at amortized cost. The ASU requires the use of a new forward-looking "expected loss" model compared to the current "incurred loss" model; resulting in the earlier recognition of credit losses. This update is effective for us beginning in the first quarter of 2020, with early adoption permitted. We have developed and are in the process of executing a project plan for the implementation of the ASU and continue to evaluate and monitor standard setting activity. We do not believe the adoption and implementation of this ASU will have a material impact on our consolidated financial statements.
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

2.    RECAPITALIZATION TRANSACTION
Background and Summary
On August 8, 2018, KAAC and its then wholly-owned subsidiary, Altus Midstream LP, entered into the Contribution Agreement with certain wholly-owned subsidiaries of Apache, including the Altus Midstream Entities. The terms of the Contribution Agreement included that Altus Midstream would acquire from Apache, all of the outstanding equity interests in each of the Altus Midstream Entities and the Pipeline Options to acquire equity interests in certain third-party pipelines that are expected to be placed into service in 2019 and 2020.
The Company consummated the Business Combination and certain other transactions contemplated by the Contribution Agreement on the Closing Date. On the Closing Date:

•	Altus Midstream issued Common Units to Apache, and the Company issued to Apache an equivalent number of shares of a newly-created class of voting-only common stock (Class C Common Stock).

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

For further discussion of Apache’s right to receive additional shares of Class A Common Stock, and other outstanding equity instruments that may impact ownership interests and the limited partnership interests of Altus Midstream in future periods, please see Note 11 — Equity.
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
Cost and Expenses
The Company has no employees, and prior to the Business Combination, the Company had no banking or cash management facilities. As such, the Company has contracted with Apache to receive certain operational, maintenance, and management services. In accordance with the terms of these agreements, the Company incurred operations and maintenance expenses of $2.0 million and $2.0 million for the three months ended June 30, 2019 and 2018, respectively, and $4.9 million and $4.3 million for the six months ended June 30, 2019 and 2018, respectively. The Company incurred general and administrative (G&A) expenses of $1.0 million and $1.6 million for the three months ended June 30, 2019 and 2018, respectively, and $2.6 million and $3.3 million for the six months ended June 30, 2019 and 2018, respectively, including expenses related to the operational service agreement and COMA as further described below.
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
Lease Agreement
Concurrent with the closing of the Business Combination, Altus Midstream entered into an operating lease agreement with Apache (the Lease Agreement) relating to the use of certain office buildings, warehouse and storage facilities located in Reeves County, Texas. Under the terms of the Lease Agreement, Altus Midstream shall pay to Apache on a monthly basis the sum of (i) a base rental charge of $44,500 and (ii) an amount based on Apache’s estimate of the annual costs it expects to incur in connection with the ownership, operation, repair, and/or maintenance of the facilities. The Company incurred total expenses of $0.3 million and $0.5 million for the three and six months ended June 30, 2019, respectively, in relation to the Lease Agreement, which are included within operations and maintenance expenses. Unpaid amounts accrue interest until settled. The initial term of the Lease Agreement is for four years and may be extended by Altus Midstream for three additional, consecutive periods of twenty-four months.
Capitalized Interest

Prior to the Business Combination, the Company’s operations were funded entirely by contributions from Apache. Accordingly, Apache allocated a portion of interest on its corporate debt in determining capitalized interest associated with the development of Altus Midstream Operating. Commensurate with Apache’s calculation, interest is capitalized as part of the historical cost of developing and constructing assets. Significant midstream development assets that have not commenced operations qualify for interest capitalization. The associated capitalized interest was determined by multiplying Apache’s weighted-average borrowing cost of debt by the average amount of qualifying midstream assets. The amount of interest allocated and capitalized was $2.1 million and $4.6 million for the three and six months ended June 30, 2018, respectively. Following the closing of the Business Combination, capitalized interest is determined based on interest expense incurred by Altus Midstream. Refer to Note 6 — Debt and Financing Costs for further information.

4.    REVENUE RECOGNITION
Revenue Recognition
On January 1, 2018, the Company adopted Accounting Standard Update (ASU) 2014-09, “Revenue from Contracts with Customers (ASC 606),” using the modified retrospective method. The Company elected to evaluate all contracts at the date of initial application. There was no impact to the opening balance of retained earnings as a result of the adoption.
The following table presents a disaggregation of the Company’s midstream services revenue by service type.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
MIDSTREAM SERVICES REVENUE — AFFILIATE:
Gas gathering	$2,697	$1,406	$6,310	$2,015
Gas processing	18,395	7,802	43,679	15,507
Transmission	2,977	3,300	7,831	7,085
NGL transmission	70	9	165	9
	$24,139	$12,517	$57,985	$24,616

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
Pursuant to the terms of the Contribution Agreement, all accounts receivable from Apache (including revenue receivable) on or prior to September 30, 2018, are for the account of Apache. No cash settlement of such balances was contemplated prior to September 30, 2018 and as such, revenue receivables generated prior to this date were treated as a reduction to additional paid-in capital within equity. Following the Business Combination, service revenue invoices are provided to Apache on a monthly basis, pursuant to the terms of the COMA. Amounts owing to Apache under the terms of the COMA are reduced by the amounts of these invoices. Net cash settlement is performed on a monthly basis. The net amount of receivable from Apache as of June 30, 2019 relating to revenue earned and invoiced was $7.8 million. Additionally, the Company recognized services revenue earned but not yet invoiced to Apache of $9.0 million as of June 30, 2019.

5.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at carrying value, is as follows:

	June 30,	December 31,
	2019	2018
	(In thousands)
Gathering, processing and transmission systems and facilities	$1,153,227	$729,585
Construction in progress (1)	298,625	521,609
Finance lease asset	34,749	—
Other property and equipment	3,039	23
Total property, plant and equipment	1,489,640	1,251,217
Less: accumulated depreciation and amortization	(40,333)	(24,320)
Total property, plant and equipment, net	$1,449,307	$1,226,897

(1)	Included in the Company’s construction in progress is capitalized interest of $3.1 million and $6.9 million at June 30, 2019 and December 31, 2018, respectively.

The cost of property classified as “Construction in progress” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet available to be placed into productive service as of the respective balance sheet date.

6.    DEBT AND FINANCING COSTS
In November 2018, Altus Midstream entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream’s two, one year extension options). The agreement for this revolving credit facility, as amended (the Amended Credit Agreement), provides aggregate commitments from a syndicate of banks of $650.0 million until the consolidated net income of Altus Midstream and its restricted subsidiaries, as adjusted pursuant to the agreement (EBITDA), for the immediately preceding fiscal quarter equals or exceeds $175.0 million on an annualized basis (such period, the Initial Period). Upon achieving such EBITDA, the Initial Period ends and the aggregate commitments increase to $800.0 million. All aggregate commitments include a letter of credit subfacility of up to $100.0 million and a swingline loan subfacility of up to $100.0 million. After the Initial Period, Altus Midstream may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of June 30, 2019 and December 31, 2018, no borrowings or letters of credit were outstanding under this facility.
Altus Midstream’s revolving credit facility is unsecured and is not guaranteed by the Company, Apache, or any of their respective subsidiaries.
At Altus Midstream’s option, the interest rate per annum for borrowings under this facility is either a base rate, as defined, plus a margin, or the London Inter-bank Offered Rate (LIBOR), plus a margin; in each case, the margin during the Initial Period is 0.05 percent greater than the margin after the Initial Period. Altus Midstream also pays quarterly a facility fee at a rate per annum on total commitments. The margins and the facility fee vary based upon (i) the Leverage Ratio until Altus Midstream has a senior long-term debt rating and (ii) such senior long-term debt rating once it exists. The Leverage Ratio is the ratio of (1) the consolidated indebtedness of Altus Midstream and its restricted subsidiaries to (2) EBITDA (as defined in the Amended Credit Agreement) of Altus Midstream and its restricted subsidiaries for the 12-month period ending immediately before the determination date. At June 30, 2019, the base rate margin was 0.10 percent, the LIBOR margin was 1.10 percent, and the facility fee was 0.20 percent. In addition, a commission is payable quarterly to the lenders on the face amount of each outstanding letter of credit at a per annum rate equal to the LIBOR margin then in effect. Customary letter of credit fronting fees and other charges are payable to issuing banks.
The Amended Credit Agreement contains restrictive covenants that may limit the ability of Altus Midstream and its restricted subsidiaries to, among other things, incur additional indebtedness or guaranty indebtedness, sell assets, make investments in unrestricted subsidiaries, enter into mergers, make certain payments and distributions, incur liens on certain property securing indebtedness, and engage in certain other transactions without the prior consent of the lenders. Altus Midstream also is subject to a financial covenant under the Amended Credit Agreement, which requires it to maintain one of the following financial ratios:

•
during the Initial Period, a debt-to-capital ratio of not greater than 30.0 percent at the end of any fiscal quarter, determined by reference to (i) the consolidated indebtedness of Altus Midstream and its restricted subsidiaries to (ii) (A) the consolidated partners’ equity of Altus Midstream and its restricted subsidiaries plus (B) the consolidated indebtedness of Altus Midstream and its restricted subsidiaries; and

•
beginning with the quarter ending on the earlier of (i) March 31, 2020 or (ii) the last day of the fiscal quarter during which the Initial Period ends, a Leverage Ratio not exceeding 5.00:1.00 at the end of any fiscal quarter, except that during the period of up to one year following a qualified acquisition, the Leverage Ratio cannot exceed 5.50:1.00 at the end of any fiscal quarter.

There are no clauses in the Amended Credit Agreement that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes. The Amended Credit Agreement has no drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreement allows the lenders to accelerate payment maturity and terminate lending and issuance commitments for nonpayment and other breaches, and if Altus Midstream or any of its restricted subsidiaries defaults on other indebtedness in excess of the stated threshold, is insolvent, or has any unpaid, non-appealable judgment against it for payment of money in excess of the stated threshold. Lenders may also accelerate payment maturity and terminate lending and issuance commitments if Altus Midstream undergoes a specified change in control or has specified pension plan liabilities in excess of the stated threshold. Altus Midstream was in compliance with the terms of the Amended Credit Agreement as of June 30, 2019.
As of June 30, 2019, the Company’s current debt of $23.3 million on the consolidated balance sheet is related to a finance lease obligation. As a result of this finance lease obligation and giving effect to the debt-to-capital ratio requirements under the credit agreement, the maximum amount of net assets available to be transferred from Altus Midstream to Altus Midstream Company was $1.6 billion. This amount of net assets available to be transferred does not include the proportionate share of net assets of entities in which Altus Midstream has an interest accounted for by the equity method. Additionally, the amount of any cash distributions that may be transferred from these entities to Altus Midstream is subject to compliance with the terms of any debt or similar agreements held by the entities, as applicable. The terms of Altus Midstream’s Preferred Units also contain certain restrictions on distributions on Altus Midstream’s Common Units, including the Common Units held by the Company, and any other units that rank junior to the Preferred Units with respect to distributions or distributions upon liquidation. Refer to Note 12 — Series A Cumulative Redeemable Preferred Units for further information.
Interest Income and Financing Costs, Net of Capitalized Interest
The following table presents the components of Altus Midstream’s interest income and financing costs, net of capitalized interest:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018(1)	2019	2018(1)
	(In thousands)
Interest income	$806	$—	$2,967	$—
Interest income	$806	$—	$2,967	$—

Interest expense	$1,030	$2,060	$1,739	$4,550
Amortization of deferred facility fees	221	—	415	—
Capitalized interest	(773)	(2,060)	(1,168)	(4,550)
Financing costs, net of capitalized interest	$478	$—	$986	$—

(1)
Prior to the Business Combination, the Company’s operations were funded entirely by contributions from Apache. Accordingly, Apache allocated a portion of interest on its corporate debt in determining capitalized interest associated with the development of Alpine High infrastructure. Refer to Note 3 — Transactions with Affiliates for further information.

7.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
	(In thousands)
Accrued capital costs	$33,979	$80,696
Accrued taxes other than income	6,272	69
Accrued operations and maintenance expense	2,800	2,863
Finance lease liability	1,989	—
Accrued incentive compensation	894	468
Operating lease liability - current	591	—
Accrued interest	478	232
Other	238	598
Total other current liabilities	$47,241	$84,926

8.    ASSET RETIREMENT OBLIGATION

The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the six months ended June 30, 2019:

(In thousands)
Asset retirement obligation at December 31, 2018	$29,369
Liabilities incurred during the period	2,502
Accretion expense	740
Asset retirement obligation at June 30, 2019	$32,611

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

9.    COMMITMENTS AND CONTINGENCIES

Accruals for loss contingencies arising from claims, assessments, litigation, environmental and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. As of June 30, 2019 and December 31, 2018, there were no accruals for loss contingencies.
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

Additionally, following the exercise of each Pipeline Option, the Company will be required to fund its pro-rata portion of any future capital expenditures for the development of the respective pipeline projects as referenced in Note 10 — Equity Method Interests.

In the second quarter of 2019, Altus Midstream issued and sold the Preferred Units. Under the terms of the Amended LPA, the Preferred Unit holders are entitled to receive quarterly distributions until such time as the Preferred Units are redeemed or exchanged. Refer to Note 12 — Series A Cumulative Redeemable Preferred Units for further discussion regarding the terms of the Preferred Units and the rights of the holders thereof.
At June 30, 2019 and December 31, 2018, there were no other material contractual obligations related to the entities included in the consolidated financial statements other than the performance of asset retirement obligations as referenced in Note 8 — Asset Retirement Obligation and required credit facility fees discussed in Note 6 — Debt and Financing Costs.

10.    EQUITY METHOD INTERESTS

As of June 30, 2019, the Company had exercised three of its five Pipeline Options and, as a result, owns the following equity method interests in Permian Basin long-haul pipeline entities. For each of the equity method interests, the Company has the ability to exercise significant influence based on certain governance provisions and its participation in the significant activities and decisions that impact the management and economic performance of the equity method interests.

	June 30, 2019		December 31, 2018
In thousands, unless stated	Ownership	Amount	Ownership	Amount
Gulf Coast Express Pipeline LLC	16.0%	$251,542	15.0%	$91,100
EPIC Crude Holdings, LP	15.0%	105,179	—%	—
Permian Highway Pipeline LLC	26.7%	170,658	—%	—
		$527,379		$91,100

The equity method interest balances as of June 30, 2019 and December 31, 2018, respectively, were $14.2 million more and $5.8 million less than Altus’ underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized differences in the basis of the initial investments and our interest in the separate net assets within the financial statements of the investee will be amortized into net income over the useful lives of the underlying pipeline assets when they are placed into service.
The following table presents the activity in the Company’s equity method interests for the six months ended June 30, 2019:

	Gulf Coast Express	EPIC Crude	Permian Highway
	Pipeline LLC (1)	Holdings, LP	Pipeline LLC	Total
	(In thousands)
Balance at December 31, 2018	$91,100	$—	$—	$91,100
Acquisitions	15,274	51,810	161,081	228,165
Contributions	144,439	56,250	9,549	210,238
Income (loss) from equity method interests	729	(1,785)	28	(1,028)
Accumulated other comprehensive loss	—	(1,096)	—	(1,096)
Balance at June 30, 2019	$251,542	$105,179	$170,658	$527,379

(1)
In the second quarter of 2019, Altus Midstream exercised its option to acquire an additional 1 percent interest in the Gulf Coast Express Pipeline project, resulting in a total ownership of 16 percent at June 30, 2019.

Summarized Financial Information

The following table represents aggregated selected income statement data for the Company’s equity method interests (on a 100 percent basis):

	Three Months Ended June 30, 2019 (1)			Six Months Ended June 30, 2019 (1)
	Gulf Coast Express	EPIC Crude	Permian Highway	Gulf Coast Express	EPIC Crude	Permian Highway
	Pipeline LLC	Holdings, LP	Pipeline LLC	Pipeline LLC	Holdings, LP	Pipeline LLC
	(In thousands)
Revenues	$2,796	$—	$—	$4,437	$—	$—
Operating expenses	(20)	3,845	15	185	5,931	20
Operating income (loss)	2,816	(3,845)	(15)	4,252	(5,931)	(20)
Net income (loss)	3,149	(11,894)	235	5,314	(14,730)	230
Other comprehensive loss	—	(7,305)	—	—	(7,305)	—

(1)
Although our interests in EPIC Crude Holdings, LP and Permian Highway Pipeline LLC were acquired on February 4, 2019, and May 17, 2019, respectively, the financial results are presented for the entire three and six month periods for comparability. Due to the timing for availability of financial statement information, summarized income statement data is presented on a one month delay for all equity interests.

11. EQUITY

Common Stock and Warrants
The Company’s second amended and restated certificate of incorporation authorizes the issuance of 1,500,000,000 shares of Class A Common Stock, $0.0001 par value, and 1,500,000,000 shares of Class C Common Stock, $0.0001 par value. The Company’s shares of Class A Common Stock are listed on the NASDAQ Global Select Market under the symbol “ALTM.” As of June 30, 2019, there were 74,929,305 and 250,000,000 issued and outstanding shares of Class A Common Stock and Class C Common Stock, respectively.
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
Public Warrants
As of June 30, 2019, there were 12,577,350 Public Warrants outstanding. Each whole Public Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share. The Public Warrants will expire five years after closing of the Business Combination or earlier upon redemption or liquidation. The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant with not less than 30 days’ notice provided to the Public Warrant holders. However, this redemption right can only be exercised if the reported last sale price of the Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days prior to sending the notice of redemption to the Public Warrant holders.
Following the closing of the Business Combination, the Public Warrants continued trading under the symbol “ALTMW.” On December 11, 2018, the Company received notice from the Staff of the NASDAQ of a delisting determination with respect to our Public Warrants for failure to satisfy the NASDAQ’s minimum round lot holder listing requirement. The Public Warrants ceased trading on the NASDAQ at the opening of business on December 20, 2018. The delisting of the Public Warrants did not impact the listing or trading of the Company’s Class A Common Stock.
Private Placement Warrants
As of June 30, 2019, there were 6,364,281 Private Placement Warrants, of which Apache holds 3,182,140. The Private Placement Warrants are identical to the Public Warrants discussed above, except (i) they will not be redeemable by the Company so long as they are held by the initial holders or their respective permitted transferees and (ii) they may be exercised by the holders on a cashless basis.
Redeemable Noncontrolling Interest - Apache Limited Partner
In conjunction with the issuance of the Class C Common Stock, Apache received 250,000,000 Altus Midstream Common Units, representing approximately 76.9 percent of the total Common Units issued and outstanding. The financial results of Altus Midstream and its subsidiaries are included in the Company’s consolidated financial statements as detailed in Note 1 — Summary of Significant Accounting Policies, under the section titled “Principles of Consolidation.”
Apache has the right, at any time, to cause Altus Midstream to redeem all or a portion of the Common Units issued to Apache, in exchange for shares of the Company’s Class A Common Stock on a one-for-one basis or, at Altus Midstream’s option, an equivalent amount of cash; provided that the Company may, at its option, effect a direct exchange of cash or Class A Common Stock for such Common Units in lieu of such a redemption by Altus Midstream. Upon the future redemption or exchange of Common Units held by Apache, a corresponding number of shares of Class C Common Stock held by Apache will be cancelled.
Apache’s limited partner interest associated with the Common Units issued with the Class C Common Stock is reflected as a redeemable noncontrolling interest in the Company. The redeemable noncontrolling interest is recognized at the higher of (i) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (ii) the maximum redemption value as of the balance sheet date. The redemption value is determined based on a 5-day volume weighted average closing price of the Class A Common Stock (5-day VWAP) as defined in the Amended LPA , a level 1 non-recurring fair value measurement. At June 30, 2019, the redeemable noncontrolling interest was recorded based on the initial fair value plus accumulated earnings and losses to date. The maximum redemption value at June 30, 2019 based on the 5-day VWAP was $922.5 million. At December 31, 2018, the redeemable noncontrolling interest was recorded at the maximum redemption value based on the 5-day VWAP.
For further discussion of Apache’s right to receive additional shares of Class A Common Stock, and other outstanding equity instruments that may impact ownership interests and the limited partner interests of Altus Midstream in future periods, see Note 14 — Net Income (Loss) Per Share.
Redeemable Noncontrolling Interest - Preferred Unit Limited Partners
On June 12, 2019, Altus Midstream issued and sold the Preferred Units in a private offering and the purchasers of the Preferred Units were admitted as limited partners of Altus Midstream. The Preferred Units will be exchangeable for shares of the Company’s Class A Common Stock at the option of the Preferred Unit holders after the seventh anniversary of Closing or upon the occurrence of specified events, unless otherwise redeemed by Altus Midstream. Refer to Note 12 — Series A Cumulative Redeemable Preferred Units for further discussion.
12.    SERIES A CUMULATIVE REDEEMABLE PREFERRED UNITS
On June 12, 2019, Altus Midstream issued and sold the Preferred Units in a private offering exempt from the registration requirements of the Securities Act of 1933 (the Closing). The Closing occurred pursuant to a Preferred Unit Purchase Agreement among Altus Midstream, the Company, and the purchasers party thereto, dated as of May 8, 2019. A total of 625,000 Preferred Units were sold at a price of $1,000 per Preferred Unit, for an aggregate issue price of $625.0 million. Altus Midstream received approximately $611.2 million in cash proceeds from the sale after deducting transaction costs and discounts to certain purchasers.
At the Closing, the partners of Altus Midstream entered into the Amended LPA. The Amended LPA provides the terms of the Preferred Units, including the distribution rate, redemption rights, and rights to exchange the Preferred Units for shares of the Company’s Class A Common Stock, as well as rights of holders of the Preferred Units to approve certain partnership business, financial, and governance-related matters. The Preferred Units have a perpetual term, unless redeemed or exchanged as described below. Pursuant to the Amended LPA:

•
The Preferred Units entitle the holders thereof to receive quarterly distributions at a rate of 7 percent per annum, commencing with the quarter ended June 30, 2019. The rate increases to 10 percent per annum after the fifth anniversary of Closing and upon the occurrence of specified events. For any quarter ending on or prior to December 31, 2020, Altus Midstream may pay distributions in-kind.

•
The Preferred Units are redeemable at Altus Midstream’s option at any time in cash at a redemption price (the “Redemption Price”) equal to (a) the greater of (i) an 11.5 percent internal rate of return (increasing to 13.75 percent after the fifth anniversary of Closing), and (ii) a 1.3x multiple of invested capital plus (b) if applicable, the value of any accrued and unpaid distributions. The Preferred Units will be redeemable at the holder’s option upon a change of control or liquidation of Altus Midstream and certain other events, including certain asset dispositions. Subject to compliance with minimum ownership requirements and redemption restrictions of the Amended LPA, Apache’s election to cause its common units in Altus Midstream to be redeemed for shares of the Company’s Class A Common Stock or cash (as further discussed in Note 11 — Equity) would not be a change of control.

•
The Preferred Units will be exchangeable for shares of the Company’s Class A Common Stock at the option of the Preferred Unit holders after the seventh anniversary of Closing or upon the occurrence of specified events. Each Preferred Unit will be exchangeable for a number of shares of Class A Common Stock equal to the Redemption Price divided by the volume-weighted average trading price of the Class A Common Stock on the NASDAQ Global Select Market for the 20 trading days immediately preceding the second trading day prior to the applicable exchange date, less a 6 percent discount.

•
Each outstanding Preferred Unit has a liquidation preference equal to the Redemption Price payable before any amounts are paid in respect of Altus Midstream’s Common Units and any other units that rank junior to the Preferred Units with respect to distributions or distributions upon liquidation.

•
Altus Midstream is restricted from declaring or making cash distributions on its Common Units until all required distributions on the Preferred Units have been paid. In addition, before the fifth anniversary of Closing, aggregate cash distributions on, and redemptions of, Common Units are limited to $650 million of cash from ordinary course of operations if permitted under the Amended Credit Agreement. Cash distributions on, and redemptions of, Common Units also are subject to satisfaction of leverage ratio requirements specified in the Amended LPA.

Since the Preferred Units could be exchanged for a number of shares of Class A Common Stock equal to 20 percent or more of the Company’s outstanding voting power, the Company has agreed to submit the potential issuance of such shares for approval of its stockholders (the Stockholder Approval) at its annual stockholder meeting in 2020. In connection with the Closing, Apache, the Company, and certain purchasers of Preferred Units entered into a voting agreement pursuant to which Apache has agreed to vote all shares of common stock of the Company over which Apache has beneficial ownership in favor of the Stockholder Approval. The Amended LPA provides that the Preferred Units will not be exchangeable into more than 19.5 percent of the outstanding voting power of the Company unless the Stockholder Approval is obtained.
Accounting for the Preferred Units
Classification
The Preferred Units are accounted for on the Company’s consolidated balance sheets as a redeemable noncontrolling interest classified as temporary equity based on the terms of the Preferred Units, including the redemption rights with respect thereto.
Initial Measurement
The net transaction price as shown below was based on the negotiated transaction price, less issue discounts and transaction costs.

June 12, 2019
(In thousands)
Transaction price, gross	$625,000
Issue discount	(3,675)
Transaction costs to other third parties	(10,076)
Transaction price, net	$611,249
Certain redemption features embedded within the terms of the Preferred Units require bifurcation and measurement at fair value. As such, the net transaction price shown in the table above was allocated to the preferred redeemable noncontrolling interest and the embedded features according to the associated initial fair value measurements as follows:

June 12, 2019
(In thousands)
Redeemable noncontrolling interest - Preferred Units	$516,790
Long-term liability: Embedded derivative(1)	94,459
$611,249

(1)	See Note 15 — Fair Value Measurements for further discussion on the nature and recognition of the embedded derivative.
Subsequent Measurement
The Company applies a two-step approach to subsequently measure the redeemable noncontrolling interest related to the Preferred Units, by first allocating a portion of the net income of Altus Midstream in accordance with the terms of the Amended LPA described above.
After consideration of the foregoing, the Company records an additional adjustment to the carrying value of the Preferred Unit redeemable noncontrolling interest at each period end, if applicable. The amount of such adjustment is determined based upon the accreted value method to reflect the passage of time until the Preferred Units are exchangeable at the option of the holder. Pursuant to this method, the net transaction price is accreted using the effective interest method, to the Redemption Price calculated at the seventh anniversary of Closing. The total adjustment is limited to an amount such that the carrying amount of the Preferred Unit redeemable noncontrolling interest at each period end is equal to the greater of (a)(i) the carrying amount of the Preferred Units determined in accordance with ASC 810, plus (ii) the fair value of the embedded derivative liability or (b) the accreted value of the net transaction price.

Activity related to the Preferred Units during the six months ended June 30, 2019 is as follows:

	Six Months Ended June 30, 2019
	Units Outstanding	Financial Position(2)
	(In thousands, except for unit data)
Redeemable noncontrolling interest - Preferred Units: beginning of period	—	$—
Issuance of Preferred Units, net	625,000	516,790
Allocation of Altus Midstream net income(1)	N/A	3,364
Accreted value adjustment	N/A	779
Redeemable noncontrolling interest - Preferred Units: end of period	625,000	$520,933
Embedded derivative liability		94,459
		$615,392

(1)
Subsequent to the balance sheet date, Altus Midstream provided notice to the Preferred Unit holders of record at June 30, 2019 of the amount of the initial distribution on the Preferred Units for the period from Closing to June 30, 2019. The holders also were notified that Altus Midstream elected to pay the entire amount of the approximate $2.2 million distribution in-kind in additional Preferred Units (PIK Units) on August 14, 2019. In total, 2,187.5 PIK Units will be issued in satisfaction of the initial required distribution.

(2)	As at June 30, 2019, the aggregate Redemption Price was $628.4 million, based on an internal rate of return of 11.5 percent.

N/A - not applicable.
13. INCOME TAXES
Altus Midstream Company is subject to U.S. federal income tax and Texas Margin tax. At June 30, 2019, Altus Midstream Company had a net deferred tax asset of $68.0 million, primarily related to its net operating loss carryforward and its investment in Altus Midstream LP. Altus Midstream LP is a partnership for federal income tax purposes and passes through its taxable income to its partners. Thus, Altus Midstream LP does not record a federal income tax provision. Altus Midstream LP is subject to the Texas Margin tax and as such, records a state income tax provision. At June 30, 2019, Altus Midstream LP had a net deferred state income tax liability of $3.0 million.

On June 12, 2019, Altus Midstream issued and sold the Preferred Units through a private offering that admitted additional limited partners with separate rights for the Preferred Unit holders. The Preferred Units are accounted for on the Company’s consolidated balance sheet as a redeemable noncontrolling interest classified as temporary equity. For financial statement reporting purposes, the Company applies a two-step approach to subsequent measurement of the carrying value. Under this approach, net income is attributed to the Preferred Unit holders in an amount commensurate with the Redemption Price calculated using the applicable internal rate of return. An additional adjustment may be made to increase the carrying amount after the attribution of net income, as further described in Note 12 — Series A Cumulative Redeemable Preferred Units. Both the allocation of net income and any subsequent adjustment based upon accretion of the net transaction price (if applicable) reflect income that will be taxable to the Preferred Unit holders. Accordingly, Altus Midstream Company’s federal income tax provision reflects this income allocation as a reduction in the Company’s effective tax rate.

During the three and six months ended June 30, 2019, the Company’s effective income tax rate was primarily impacted by net income attributable to the noncontrolling interest, income allocated to the Preferred Unit holders, accretion of the net transaction price, and the impact of state income taxes. During the three and six months ended June 30, 2018, the Company’s effective income tax rate was primarily impacted by an increase in the U.S. valuation allowance and the impact of state income taxes.

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes,” which prescribes a minimum recognition threshold a tax position must meet before being recognized in the financial statements. Each quarter the Company assesses the recognition amount and, as a result, may increase (expense) or reduce (benefit) the amount of interest and penalties. Interest and penalties are recorded as a component of income tax expense. The contributor of Altus Midstream’s operating assets, Apache, is currently under IRS audit for the 2014 - 2017 tax years as part of its normal course of business.

14.    NET INCOME (LOSS) PER SHARE
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
The Company uses the “if-converted method” to determine the potential dilutive effect of (i) exchanges of outstanding Common Units of Altus Midstream and corresponding shares of its outstanding Class C Common Stock (ii) earn-out consideration and (iii) assumed exchange of the outstanding Preferred Units of Altus Midstream for shares of Class A Common Stock. The treasury stock method is used to determine the potential dilutive effect of its outstanding warrants.
The computation of basic and diluted net income (loss) per share for the periods presented in the consolidated financial statements is shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018(1)	2019	2018(1)
	(In thousands, except per share data)
Net income (loss) attributable to Class A common shareholders:	$(2,293)	$(11,621)	$(1,193)	$(24,228)

Weighted average Class A Common Stock outstanding (basic and diluted)	74,929	179,206	74,929	159,682

Net income (loss) per share attributable to Class A common shareholders:
Basic and diluted	$(0.03)	$(0.06)	$(0.02)	$(0.15)

(1)
Shares of Class A Common Stock and Class C Common Stock issued to Apache in exchange for its ownership interests in the Altus Midstream Entities were retroactively restated from May 26, 2016 (inception) to the Closing Date, based on the proportionate value of the capital contributions made by Apache to the Altus Midstream Entities. The calculation of the weighted averages shares outstanding from inception up to the Closing Date includes all shares issued to Apache, in order to reflect Apache’s 100 percent economic interest in the Altus Midstream Entities until that time. For further detail of the Business Combination and associated financial statement presentation, see Note 1 — Summary of Significant Accounting Policies and Note 2 — Recapitalization Transaction.

Diluted earnings per share is not presented as the effect of the outstanding warrants of the Company to purchase an aggregate 18,941,631 shares of Class A Common Stock, the assumed conversion of Class C Common Stock and the assumed conversion of the Preferred Units are anti-dilutive for all relevant periods presented. Further discussion of the Company’s outstanding common stock, warrants and earn-out consideration as well as any applicable redemption rights is provided in Note 11 — Equity. Further discussion of the Preferred Units and associated embedded features can be found in Note 12 — Series A Cumulative Redeemable Preferred Units and Note 15 — Fair Value Measurements, respectively. Earn-out consideration granting Apache the right to receive up to 37,500,000 shares of Class A Common Stock is not included in the earnings per share calculation above, as the conditions for issuance were not satisfied as of the quarter-ended June 30, 2019.

15. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of: cash and cash equivalents; revenues receivable; accounts receivable from, or payable to, Apache and an embedded derivative liability related to the issuance of Preferred Units (as further described above). This embedded derivative liability is recorded on the Company’s consolidated balance sheet at fair value. The carrying amounts reported on the consolidated balance sheet for the Company’s financial assets and liabilities approximate fair value due to their short-term nature. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the quarter ended June 30, 2019 or June 30, 2018.
The Company bifurcated and recognized the embedded derivative associated with the Preferred Units related to the exchange option provided to the Preferred Unit holders under the terms of the Amended LPA. The valuation of the embedded derivative (using an income approach) was based on a range of factors including: expected future interest rates using the Black-Karasinski model; the Company’s imputed interest rate; the timing of periodic cash distributions and dividend yields of the Preferred Units. The embedded derivative liability had a fair value of $94.5 million as of June 30, 2019. There was no change in fair value of the derivative in the quarter ended June 30, 2019, and as such there was no impact to the Company's statement of consolidated operations.
The Company has additional embedded derivatives in the Preferred Units related to the exchange option and redemption features that are accounted for separately from the Preferred Units. Level 3 valuation of the embedded derivatives are based on a range of factors including the likelihood of the event occurring, and these factors are assessed quarterly. There was no value associated with these additional identified embedded derivatives as of June 30, 2019.
16.    SUBSEQUENT EVENTS
Exercise of Option in the Shin Oak Pipeline
Effective July 31, 2019, Altus Midstream Processing LP, a subsidiary of Altus Midstream, closed its option to acquire a 33.0 percent equity interest in the Shin Oak NGL pipeline project (Shin Oak) for approximately $441 million. Shin Oak comprises a 24 inch diameter mainline and related 20 inch lateral pipeline. The project, which is already in service, is expected to have ultimate capacity of approximately 550 MBbl/d and transports NGLs primarily from the Permian Basin to Mont Belvieu, Texas.
Shin Oak is owned and operated by Breviloba LLC (Breviloba), a subsidiary of Enterprise Products Partners, LP (Enterprise). Following the closing of the option, Breviloba is 33.0 percent owned by Altus Midstream Processing LP, and 67.0 percent owned by Enterprise.

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
We have no independent operations or material assets outside our ownership interest in Altus Midstream, which we report on a consolidated basis. As of June 30, 2019, Altus Midstream’s assets included approximately 135 miles of in-service natural gas gathering pipelines, approximately 55 miles of residue gas pipelines with four market connections, and approximately 38 miles of NGL pipelines. In the second quarter of 2019, the first of three new cryogenic processing trains with aggregate nameplate capacity of 600 MMcf/d was placed into service. Construction on the second train is complete and it entered into service in July 2019, and the third train is expected to be in service in the fourth quarter of 2019. Additionally, we own five rich gas processing facilities consisting of approximately 114,500 horsepower with 400 MMcf/d of rich gas processing capacity and two lean gas facilities consisting of 75,000 horsepower with 400 MMcf/d of lean gas treating capacity. Other assets include an NGL truck loading terminal with six lease automatic custody transfer (LACT) units and eight NGL bullet tanks with 90,000 gallon capacity per tank. Construction on the assets began in the fourth quarter of 2016, and operations commenced in the second quarter of 2017.
Corporate History
We were originally incorporated on December 12, 2016 in Delaware under the name Kayne Anderson Acquisition Corp. (KAAC), for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We completed our initial public offering in the second quarter of 2017, after which our initial securities began trading on the NASDAQ Global Select Market.
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
On November 9, 2018 (the Closing Date) and pursuant to the terms of that certain Contribution Agreement, we acquired from Apache, the entire equity interests of the Altus Midstream Entities and Pipeline Options to acquire equity interests in five separate third-party pipeline projects. We refer to the acquisition of the entities and the Pipeline Options as the Business Combination. In exchange, the consideration provided to Apache included economic voting and non-economic voting shares in Altus Midstream Company and common partnership units representing limited partner interests in Altus Midstream (Common Units). At the time of the Business Combination, we changed our name from Kayne Anderson Acquisition Corp. to Altus Midstream Company.
Presentation of Financial and Operating Information
While Altus Midstream Company (formerly KAAC) was the surviving legal entity, the Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, Altus Midstream Company was treated as the acquired company for financial reporting purposes. As a result, the historical operations of Altus Midstream Operating are deemed to be those of the Company. Thus, the financial statements and related information included in this Quarterly Report on Form 10-Q reflect (i) the historical operating results of Altus Midstream Operating prior to the Closing Date (ii) the net assets of Altus Midstream Operating at their historical cost, (iii) the consolidated results of Altus and Altus Midstream Operating after the Closing Date and (iv) Altus’ equity structure for all periods presented.
Altus Midstream Operational Assessment
We use a variety of financial and operational metrics to assess the performance of our operations and growth compared to expected plan estimates. These metrics include:

•	Adjusted EBITDA (as defined below);

•	Throughput volumes and associated revenues; and

•	Costs and expenses.
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) including noncontrolling interests before financing costs (net of capitalized interest), interest income, income taxes, depreciation, and accretion and adjust such items, as applicable, from income from our equity method interests. We also exclude (when applicable) impairments, unrealized gains or losses on derivative instruments, and other items affecting comparability of results to peers. Our management believes Adjusted EBITDA is useful for evaluating our operating performance and comparing results of our operations from period-to-period and against peers without regard to financing or capital structure. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss) including noncontrolling interests or any other measure determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance, such as our cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. The presentation of Adjusted EBITDA should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Additionally, our computation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.
Adjusted EBITDA is not defined in GAAP
The GAAP measure used by the Company that is most directly comparable to Adjusted EBITDA is net income (loss) including noncontrolling interests. Adjusted EBITDA should not be considered as an alternative to the GAAP measure of net income (loss) including noncontrolling interests or any other measure of financial performance presented in accordance with GAAP. Adjusted EBITDA has important limitations as an analytical tool because it excludes some, but not all, items that affect net income (loss) including noncontrolling interests. Adjusted EBITDA should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. Our definitions of Adjusted EBITDA may not be comparable to similarly titled measures of other companies in our industry, thereby diminishing its utility.
Reconciliation of non-GAAP financial measures
Our management compensates for the limitations of Adjusted EBITDA as an analytical tool, by reviewing the comparable GAAP measure, understanding the differences between Adjusted EBITDA as compared to net income (loss) including noncontrolling interests and incorporating this knowledge into its decision-making processes. Our management believes that investors benefit from having access to the same financial measures that the Company uses in evaluating operating results.

The following table presents a reconciliation of the GAAP financial measure of net income (loss) including noncontrolling interest to the non-GAAP financial measure of Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Reconciliation of net income (loss) including noncontrolling interests to Adjusted EBITDA
Net income (loss) including noncontrolling interests	$(5,498)	$(11,621)	$230	$(24,228)
Add:
Financing costs, net of capitalized interest	478	—	986	—
Deferred income tax (benefit) expense	(430)	4,153	(5)	9,190
Depreciation and accretion	9,107	5,216	16,758	8,921
Equity method interests Adjusted EBITDA	(60)	—	166	—
Less:
Interest income	806	—	2,967	—
Loss from equity method interests	(1,297)	—	(1,028)	—
Adjusted EBITDA	$4,088	$(2,252)	$16,196	$(6,117)

Results of Operations

The following table presents the Company’s results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
REVENUES:
Midstream services revenue — affiliate	$24,139	$12,517	$57,985	$24,616
Total revenues	24,139	12,517	57,985	24,616
COSTS AND EXPENSES:
Operations and maintenance	14,005	11,227	30,403	22,219
General and administrative	2,081	1,644	5,072	3,261
Depreciation and accretion	9,107	5,216	16,758	8,921
Taxes other than income	3,888	1,898	6,463	5,253
Total costs and expenses	29,081	19,985	58,696	39,654
Operating loss	(4,942)	(7,468)	(711)	(15,038)
Interest income	806	—	2,967	—
Loss from equity method interests	(1,297)	—	(1,028)	—
Other	(17)	—	(17)	—
Total other income (loss)	(508)	—	1,922	—
Financing costs, net of capitalized interest	478	—	986	—
NET INCOME (LOSS) BEFORE INCOME TAXES	(5,928)	(7,468)	225	(15,038)
Deferred income tax (benefit) expense	(430)	4,153	(5)	9,190
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	(5,498)	(11,621)	230	(24,228)
Net income attributable to Preferred Unit limited partners	4,143	—	4,143	—
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(9,641)	(11,621)	(3,913)	(24,228)
Net loss attributable to Apache limited partner	(7,348)	—	(2,720)	—
NET LOSS ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS	$(2,293)	$(11,621)	$(1,193)	$(24,228)
KEY PERFORMANCE METRICS:
Adjusted EBITDA (1)	$4,088	$(2,252)	$16,196	$(6,117)
OPERATING DATA:
Average throughput volumes of natural gas (MMcf/d)	363	259	463	233
Average volumes of natural gas processed (MMcf/d)	363	259	463	232

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

For purposes of the following discussion, any increases or decreases “for the three months ended June 30, 2019” refer to the comparison of the three months ended June 30, 2019 to the three months ended June 30, 2018 and any increases or decreases “for the six months ended June 30, 2019” refer to the comparison of the six months ended June 30, 2019 to the six months ended June 30, 2018.

Midstream Revenues
The following table summarizes the Company’s revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
REVENUES:
Midstream services revenue — affiliate	$24,139	$12,517	$57,985	$24,616
Total revenues	$24,139	$12,517	$57,985	$24,616
All midstream services revenues were generated through our fee-based midstream service agreements with Apache. These services include gas gathering, processing, and transmission. The revenue earned from these services is directly related to the volume of natural gas and NGLs that flow through our systems, and we do not take ownership of the natural gas or NGLs handled for Apache. Revenues generated in the second quarter of 2019 were detrimentally impacted by Apache’s deferral of a portion of its gas volumes at Alpine High, commencing in April 2019. Refer to the section entitled ‘Key Performance Metrics’ below for further discussion.
Three months ended June 30, 2019 as compared to three months ended June 30, 2018
Midstream services revenue from affiliate increased by $11.6 million to $24.1 million for the three months ended June 30, 2019, as compared to $12.5 million for the three months ended June 30, 2018. The increase was primarily driven by an increase in rates pursuant to the terms of new midstream service agreements with Apache, which became effective in the third quarter of 2018. Additionally, throughput volumes increased as Apache increased production from Alpine High, which increased revenues by approximately $5.0 million for the three months ended June 30, 2019.
Six months ended June 30, 2019 as compared to six months ended June 30, 2018
Midstream services revenue from affiliate increased by $33.4 million to $58.0 million for the six months ended June 30, 2019, as compared to $24.6 million for the six months ended June 30, 2018.The increase was primarily driven by higher throughput volumes as Apache increased production from Alpine High.
Costs and Expenses
The following table summarizes the Company’s costs and expenses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Operations and maintenance	$14,005	$11,227	$30,403	$22,219
General and administrative	2,081	1,644	5,072	3,261
Depreciation and accretion	9,107	5,216	16,758	8,921
Taxes other than income	3,888	1,898	6,463	5,253
Total costs and expenses	$29,081	$19,985	$58,696	$39,654
Three months ended June 30, 2019 as compared to three months ended June 30, 2018
Operations and maintenance
Operations and maintenance expenses increased by $2.8 million to $14.0 million for the three months ended June 30, 2019, as compared to $11.2 million for the three months ended June 30, 2018, primarily driven by higher natural gas service volumes. Operations and maintenance expenses are expected to increase over the next several years as additional cryogenic plants are built to facilitate expected volume growth from Alpine High.

General and administrative expense
General and administrative (G&A) expense increased by $0.5 million to $2.1 million for the three months ended June 30, 2019, as compared to $1.6 million for the three months ended June 30, 2018, primarily driven by higher expenses incurred related to insurance, legal, audit and other public filing requirements. These increases were partially offset by lower employee related costs charged to Altus by Apache under the terms of the COMA.
Depreciation and accretion expense
Depreciation and accretion expense increased by $3.9 million to $9.1 million for the three months ended June 30, 2019, as compared to $5.2 million for the three months ended June 30, 2018. The $3.9 million increase represents the timing of placing assets into service following construction activity over the historical period. Depreciation and accretion expense is expected to increase over the next year as additional cryogenic plants are built and placed in service.
Taxes other than income
The increase in taxes other than income was driven by ad valorem taxes, which increased by $1.9 million to $3.8 million for the three months ended June 30, 2019, as compared to $1.9 million for the three months ended June 30, 2018. The $1.9 million increase represents the higher tax assessment in the current year related to completion of construction of certain assets.
Six months ended June 30, 2019 as compared to six months ended June 30, 2018
Operations and maintenance
Operations and maintenance expenses increased by $8.2 million to $30.4 million for the six months ended June 30, 2019, as compared to $22.2 million for the six months ended June 30, 2018, primarily driven by higher natural gas service volumes. Operations and maintenance expenses are expected to increase over the next several years as additional cryogenic plants are built to facilitate expected volume growth from Alpine High.
General and administrative expense
G&A expense increased by $1.8 million to $5.1 million for the six months ended June 30, 2019, as compared to $3.3 million for the six months ended June 30, 2018, primarily driven by higher expenses incurred related to insurance, legal, audit and other public filing requirements. These increases were partially offset by lower employee related costs charged to Altus by Apache under the terms of the COMA.
Depreciation and accretion expense
Depreciation and accretion expense increased by $7.9 million to $16.8 million for the six months ended June 30, 2019, as compared to $8.9 million for the six months ended June 30, 2018. The increase represents the timing of placing assets into service following construction activity over the historical period. Depreciation and accretion expense is expected to increase over the next year as additional cryogenic plants are built and placed in service.
Taxes other than income
The increase in taxes other than income was driven by ad valorem taxes, which increased by $1.1 million to $6.3 million for the six months ended June 30, 2019, as compared to $5.2 million for the six months ended June 30, 2018. The $1.1 million increase represents the higher tax assessment in the current year related to completion of construction of certain assets.

Interest Income and Financing Costs, Net of Capitalized Interest
Interest income and interest expense incurred during the period comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018(1)	2019	2018(1)
	(In thousands)
Interest income	$806	$—	$2,967	$—
Interest income	$806	$—	$2,967	$—

Interest expense	$1,030	$2,060	$1,739	$4,550
Amortization of deferred facility fees	221	—	415	—
Capitalized interest	(773)	(2,060)	(1,168)	(4,550)
Financing costs, net of capitalized interest	$478	$—	$986	$—

(1)
Prior to the Business Combination, the Company’s operations were funded entirely by contributions from Apache. Accordingly, Apache allocated a portion of interest on its corporate debt in determining capitalized interest associated with the development of Alpine High infrastructure.

Three months ended June 30, 2019 as compared to three months ended June 30, 2018
Financing costs, net of capitalized interest increased by $0.5 million for the three months ended June 30, 2019 from the three months ended June 30, 2018, due to interest, which is not capitalized, on finance lease obligations and amortization of fees on the revolving credit facility entered into by Altus Midstream in November 2018.
Six months ended June 30, 2019 as compared to six months ended June 30, 2018
Financing costs, net of capitalized interest increased by $1.0 million  for the six months ended June 30, 2019 from the six months ended June 30, 2018, due to interest, which is not capitalized, on finance lease obligations and amortization of fees on the revolving credit facility entered into by Altus Midstream in November 2018.
Provision for Income Taxes
Altus Midstream Company is subject to U.S. federal income tax and Texas Margin tax. At June 30, 2019, Altus Midstream Company had a net deferred tax asset of $68.0 million, primarily related to its net operating loss carryforward and its investment in Altus Midstream LP. Altus Midstream LP is a partnership for federal income tax purposes and passes through its taxable income to its partners. Thus, Altus Midstream LP does not record a federal income tax provision. Altus Midstream LP is subject to the Texas Margin tax and as such, records a state income tax provision. At June 30, 2019, Altus Midstream LP had a net deferred state income tax liability of $3.0 million.
On June 12, 2019, Altus Midstream issued and sold the Preferred Units through a private offering that admitted additional limited partners with separate rights for the Preferred Unit holders. The Preferred Units are accounted for on the Company’s consolidated balance sheet as a redeemable noncontrolling interest classified as temporary equity. For financial statement reporting purposes, the Company applies a two-step approach to subsequent measurement of the carrying value. Under this approach, net income is attributed to the Preferred Unit holders in an amount commensurate with the Redemption Price calculated using the applicable internal rate of return. An additional adjustment may be made to increase the carrying amount after the attribution of net income, as further described in Note 12 - Series A Cumulative Redeemable Preferred Units. Both the allocation of net income and any subsequent adjustment based upon accretion of the net transaction price (if applicable) reflect income that will be taxable to the Preferred Unit holders. Accordingly, Altus Midstream Company’s federal income tax provision reflects this income allocation as a reduction in the Company’s effective tax rate.
During the three and six months ended June 30, 2019, the Company’s effective income tax rate was primarily impacted by net income attributable to the noncontrolling interest, income allocated to the Preferred Unit holders, accretion of the net transaction price, and the impact of state income taxes. During the three and six months ended June 30, 2018, the Company’s effective income tax rate was primarily impacted by an increase in the U.S. valuation allowance and the impact of state income taxes.

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes,” which prescribes a minimum recognition threshold a tax position must meet before being recognized in the financial statements. Each quarter the Company assesses the recognition amount and, as a result, may increase (expense) or reduce (benefit) the amount of interest and penalties.

Interest and penalties are recorded as a component of income tax expense. The contributor of Altus Midstream’s operating assets, Apache, is currently under IRS audit for the 2014 - 2017 tax years as part of its normal course of business.

Key Performance Metrics
Three months ended June 30, 2019 as compared to three months ended June 30, 2018
Net loss before income taxes declined by $1.5 million and Adjusted EBITDA increased by $6.4 million for the three months ended June 30, 2019. The increase in Adjusted EBITDA is primarily due to an $11.6 million increase in midstream services revenue from affiliate. These amounts were partially offset by a $2.8 million increase in operations and maintenance expenses, a $2.0 million increase in taxes other than income and a $0.4 million increase in G&A expenses. Net loss before income taxes was further increased by a $3.8 million increase in depreciation expenses for the three months ended June 30, 2019.
Six months ended June 30, 2019 as compared to six months ended June 30, 2018
Net income before income taxes increased by $15.3 million and Adjusted EBITDA increased by $22.3 million for the six months ended June 30, 2019, primarily due to a $33.4 million increase in midstream services revenue from affiliate. These amounts were partially offset by a $8.2 million increase in operations and maintenance expenses, a $1.8 million increase in G&A expenses and a $1.2 million increase in taxes other than income. Net income before income taxes was further reduced by a $7.7 million increase in depreciation expenses for the six months ended June 30, 2019.
Gathering and processing volumes in the second quarter of 2019 were detrimentally impacted by Apache’s deferral of a portion of its gas volumes at Alpine High, in response to price weakness in the region. The deferrals commenced in April, 2019. The Company anticipates that curtailments on rich gas volumes will be alleviated as a result of the Company’s cryogenic processing plants being brought into service, combined with additional takeaway capacity that will be provided by the Gulf Coast Express natural gas pipeline (GCX), in which the Company has a 16 percent equity interest. The first cryogenic plant was placed into service in May, 2019, and the second plant entered service in July, 2019. By the fourth quarter of 2019, both GCX and the Company’s third cryogenic plant are anticipated to be in service.

Capital Resources and Liquidity
Altus Midstream Overview
Our plans for future infrastructure development and construction of our midstream assets, as well as the exercise of the Pipeline Options still outstanding, will require significant capital expenditures in excess of current cash on hand and operational cash flow. As of June 30, 2019, our primary use of capital has been for the initial construction of assets and the exercise of three of the five Pipeline Options. Historically, our primary source of liquidity has been capital contributions from Apache. As our operations commenced in the second quarter of 2017, limited cash from operations has been generated. While our assets are being constructed, ongoing sources of liquidity are expected to be cash generated from operations which is anticipated to increase over time, cash on the balance sheet from the issuance of Series A Cumulative Redeemable Preferred Units (the Preferred Units), and revolving credit facility borrowing capacity. Further discussion on the Preferred Units and revolving credit facility is provided below.
Based on our current financial plan and related assumptions, we believe our operations and capital program for midstream operations will begin to generate operating cash flows in excess of investment expenditures by year-end 2020. We anticipate using our cash position, revolving credit facility borrowing capacity, and reinvested operating cash flow to fund our near-term capital requirements, including the capital needs upon exercising the outstanding Pipeline Options.
Altus Midstream Capital Requirements
As part of the Business Combination, we obtained the right, but not the obligation, to exercise five Pipeline Options. In the second quarter of 2019, we exercised our third Pipeline Option to acquire an approximate 27 percent ownership interest in the Permian Highway Pipeline project (PHP) for $161.1 million. We also acquired an additional 1 percent ownership in GCX for $15.3 million. As a result, at June 30, 2019, we held an approximate 27 percent interest in PHP, a 16 percent ownership in GCX and a 15 percent ownership in the EPIC crude oil pipeline (EPIC). Further, effective July 31, 2019, we closed our option to acquire a 33.0 percent equity interest in the Shin Oak NGL pipeline project (Shin Oak) for approximately $441 million. The Company’s remaining outstanding Pipeline Option can be exercised at any time up until January 31, 2020. With Shin Oak already in service, we anticipate that the Company’s existing capital resources (discussed below) will be sufficient to fund the Company’s obligations for the remaining construction periods of PHP, GCX and EPIC.
The Company’s future growth capital requirements in relation to its gathering and processing assets will primarily be directed to the completion of construction of its cryogenic processing plants and related infrastructure, following the completion of the first train which was placed into service in May 2019. Construction on the second train is complete and entered service in July 2019, and the third train is expected to be in service in the fourth quarter of 2019. Each cryogenic plant has nameplate capacity of approximately 200 MMcf/d, and the Company has the available liquidity to add additional capacity over the next several years, commensurate with production increases from Alpine High and potential third party volumes.

Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented.

	For the Six Months Ended June 30,
	2019	2018
	(In thousands)
Sources of cash and cash equivalents:
Redeemable noncontrolling interest - Preferred Unit limited partners, net	$611,249	$—
Net cash provided by operating activities	21,688	—
	$632,937	$—
Uses of cash and cash equivalents:
Capital expenditures(1)	$(259,295)	$—
Equity method interests	(438,403)	—
Finance lease	(7,462)	—
Deferred facility fees	(792)	—
	(705,952)	—
Decrease in cash and cash equivalents	$(73,015)	$—

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this document, which include accruals.
Liquidity
The following table presents a summary of the Company’s key financial indicators at the dates presented:

	June 30, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$376,920	$449,935
Total debt	23,310	—
Available committed borrowing capacity	650,000	450,000
Cash and cash equivalents
At June 30, 2019 and December 31, 2018, we had $376.9 million and $449.9 million, respectively, in cash and cash equivalents. The majority of the cash is invested in highly liquid, investment-grade instruments with maturities of three months or less at the time of purchase.
Debt
As of June 30, 2019, outstanding debt of $23.3 million comprised the current finance lease obligation.
Available credit facilities
In November 2018, Altus Midstream entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream’s two, one-year extension options). The agreement for this revolving credit facility, as amended (the Amended Credit Agreement), provides aggregate commitments from a syndicate of banks of $650.0 million until the consolidated net income of Altus Midstream and its restricted subsidiaries, as adjusted pursuant to the agreement (EBITDA), for the immediately preceding fiscal quarter equals or exceeds $175.0 million on an annualized basis (such period, the “Initial Period”). Upon achieving such EBITDA, the Initial Period ends and aggregate commitments increase to $800.0 million. All aggregate commitments include a letter of credit subfacility of up to $100.0 million and a swingline loan subfacility of up to $100.0 million. After the Initial Period, Altus Midstream may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of June 30, 2019, no borrowings or letters of credit were outstanding under this facility.
Altus Midstream’s revolving credit facility is unsecured and is not guaranteed by the Company, Apache Corporation, or any of their respective subsidiaries.

At Altus Midstream’s option, the interest rate per annum for borrowings under its 2018 amended credit facility is either a base rate, as defined, plus a margin, or the London Inter-bank Offered Rate (LIBOR), plus a margin. Altus Midstream also pays quarterly a facility fee at a per annum rate on total commitments. The margins and the facility fee vary based upon (i) the Leverage Ratio until Altus Midstream has a senior long-term debt rating and (ii) such senior long-term debt rating once it exists. The Leverage Ratio is the ratio of (1) the consolidated indebtedness of Altus Midstream and its restricted subsidiaries to (2) EBITDA (as defined in the Amended Credit Agreement) of Altus Midstream and its restricted subsidiaries for the 12-month period ending immediately before the determination date. At June 30, 2019, the base rate margin was 0.10 percent, the LIBOR margin was 1.10 percent, and the facility fee was 0.20 percent. A commission is payable quarterly to lenders on the face amount of each outstanding letter of credit at a per annum rate equal to the LIBOR margin then in effect. Customary letter of credit fronting fees and other charges are payable to issuing banks.
The Amended Credit Agreement contains restrictive covenants that may limit the ability of Altus Midstream and its restricted subsidiaries to, among other things, incur additional indebtedness or guaranty indebtedness, sell assets, make investments in unrestricted subsidiaries, enter into mergers, make certain payments and distributions, incur liens on certain property securing indebtedness, and engage in certain other transactions without the prior consent of the lenders. Altus Midstream also is subject to a financial covenant under the Amended Credit Agreement, which requires it to maintain one of the following financial ratios:

•
during the Initial Period, a debt-to-capital ratio of not greater than 30.0 percent at the end of any fiscal quarter, determined by reference to (i) the consolidated indebtedness of Altus Midstream and its restricted subsidiaries to (ii) (A) the consolidated partners’ equity of Altus Midstream and its restricted subsidiaries plus (B) the consolidated indebtedness of Altus Midstream and its restricted subsidiaries; and

•
beginning with the quarter ending on the earlier of (i) March 31, 2020 or (ii) the last day of the fiscal quarter during which the Initial Period ends, a Leverage Ratio not exceeding 5.00:1.00 at the end of any fiscal quarter, except that during the period of up to one year following a qualified acquisition, the Leverage Ratio cannot exceed 5.50:1.00 at the end of any fiscal quarter.

There are no clauses in the Amended Credit Agreement that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes. The Amended Credit Agreement has no drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, it does allow the lenders to accelerate payment maturity and terminate lending and issuance commitments for nonpayment and other breaches, and if Altus Midstream or any of its restricted subsidiaries defaults on other indebtedness in excess of the stated threshold, is insolvent, or has any unpaid, non-appealable judgment against it for payment of money in excess of the stated threshold. Lenders may also accelerate payment maturity and terminate lending and issuance commitments if Altus Midstream undergoes a specified change in control or has specified pension plan liabilities in excess of the stated threshold. Altus Midstream was in compliance with the terms of the Amended Credit Agreement as of June 30, 2019.
There is no assurance that the financial condition of banks with lending commitments to Altus Midstream will not deteriorate. We closely monitor the ratings of the banks in our bank group. Having a large bank group allows the Company to mitigate the potential impact of any bank’s failure to honor its lending commitment.
Series A Cumulative Redeemable Preferred Units
On June 12, 2019, Altus Midstream issued and sold the Preferred Units in a private offering exempt from the registration requirements of the Securities Act of 1933 (the Closing). The Closing occurred pursuant to a Preferred Unit Purchase Agreement among Altus Midstream, the Company, and the purchasers party thereto, dated as of May 8, 2019. A total of 625,000 Preferred Units were sold at a price of $1,000 per Preferred Unit, for an aggregate issue price of $625.0 million. Altus Midstream received approximately $611.2 million in cash proceeds from the sale after deducting transaction costs and discounts to certain purchasers.
At the Closing, the partners of Altus Midstream entered into the Amended LPA. The Amended LPA provides the terms of the Preferred Units, including the distribution rate, redemption rights, and rights to exchange the Preferred Units for shares of the Company’s Class A Common Stock, as well as rights of holders of the Preferred Units to approve certain partnership business, financial, and governance-related matters. The Preferred Units have a perpetual term, unless redeemed or exchanged as described below. Pursuant to the Amended LPA:

•
The Preferred Units entitle the holders thereof to receive quarterly distributions at a rate of 7 percent per annum, commencing with the quarter ended June 30, 2019. The rate increases to 10 percent per annum after the fifth anniversary of Closing and upon the occurrence of specified events. For any quarter ending on or prior to December 31, 2020, Altus Midstream may pay distributions in-kind.

•
The Preferred Units are redeemable at Altus Midstream’s option at any time in cash at a redemption price (the “Redemption Price”) equal to (a) the greater of (i) an 11.5 percent internal rate of return (increasing to 13.75 percent after the fifth anniversary of Closing), and (ii) a 1.3x multiple of invested capital plus (b) if applicable, the value of any accrued and unpaid distributions. The Preferred Units will be redeemable at the holder’s option upon a change of control or liquidation of Altus Midstream and certain other events, including certain asset dispositions. Subject to compliance with minimum ownership requirements and redemption restrictions of the Amended LPA, Apache’s election to cause its common units in Altus Midstream to be redeemed for shares of the Company’s Class A Common Stock or cash (as further discussed in Note 11 — Equity) would not be a change of control.

•
The Preferred Units will be exchangeable for shares of the Company’s Class A Common Stock at the option of the Preferred Unit holders after the seventh anniversary of Closing or upon the occurrence of specified events. Each Preferred Unit will be exchangeable for a number of shares of Class A Common Stock equal to the Redemption Price divided by the volume-weighted average trading price of the Class A Common Stock on the NASDAQ Global Select Market for the 20 trading days immediately preceding the second trading day prior to the applicable exchange date, less a 6 percent discount.

•
Each outstanding Preferred Unit has a liquidation preference equal to the Redemption Price payable before any amounts are paid in respect of Altus Midstream's Common Units and any other units that rank junior to the Preferred Units with respect to distributions or distributions upon liquidation.

•
Altus Midstream is restricted from declaring or making cash distributions on its Common Units until all required distributions on the Preferred Units have been paid. In addition, before the fifth anniversary of Closing, aggregate cash distributions on, and redemptions of, Common Units are limited to $650 million of cash from ordinary course of operations if permitted under Altus Midstream’s Amended Credit Agreement. Cash distributions on, and redemptions of, Common Units also are subject to satisfaction of leverage ratio requirements specified in the Amended LPA.

Distributions not paid in accordance with the terms of the Amended LPA attract an additional percentage per annum, cumulative to the distribution rates noted above. Altus Midstream’s ability to exercise or satisfy redemption options in cash or pay quarterly distributions is predicated upon Altus Midstream’s ability to generate sufficient cash from operations in addition to the availability of borrowing capacity under its existing revolving credit facility.
Since the Preferred Units could be exchanged for a number of shares of Class A Common Stock equal to 20 percent or more of the Company’s outstanding voting power, the Company has agreed to submit the potential issuance of such shares for approval of its stockholders (the Stockholder Approval) at its annual stockholder meeting in 2020. In connection with the Closing, Apache, the Company, and certain purchasers of Preferred Units entered into a voting agreement pursuant to which Apache has agreed to vote all shares of common stock of the Company over which Apache has beneficial ownership in favor of the Stockholder Approval. The Amended LPA provides that the Preferred Units will not be exchangeable into more than 19.5 percent of the outstanding voting power of the Company unless the Stockholder Approval is obtained.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and the Company’s Chief Financial Officer and Treasurer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information we are required to disclose under applicable laws and regulations is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
We periodically review the design and effectiveness of our disclosure controls, including compliance with various laws and regulations that apply to our operations. We make modifications to improve the design and effectiveness of our disclosure controls, and may take other corrective action, if our reviews identify deficiencies or weaknesses in our controls.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings against us at the time of the filing of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Holders of Altus Midstream’s Series A Cumulative Redeemable Preferred Units have rights, preferences, and privileges that are not held by, and are preferential to the rights of, holders of Altus Midstream’s common units, and could dilute or otherwise adversely affect the holders of Altus Midstream’s common units.

In June 2019, Altus Midstream issued and sold Series A Cumulative Redeemable Preferred Units (the Preferred Units) for an aggregate issue price of $625.0 million in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The Preferred Units rank senior to Altus Midstream’s common units (Common Units) with respect to distribution rights and rights upon liquidation.

Altus Midstream is required to pay specified quarterly distributions on the Preferred Units before paying distributions on its Common Units. If Altus Midstream fails to pay the Preferred Unit distribution in respect of any quarter in full in cash (or in-kind for the first six quarters after the Preferred Units are issued), then Altus Midstream will not be permitted to declare or make any distributions on its Common Units until all accrued and accumulated but unpaid Preferred Unit distributions have been paid in full. In addition, Altus Midstream’s cash payment of distributions on, and for redemption of, its Common Units is limited in amount and subject to satisfaction of leverage ratios.

The Preferred Units are redeemable at any time at the option of Altus Midstream and under certain circumstances, the Preferred Units are redeemable at the holders’ option, in each case, at a price which incorporates an agreed return on the holders’ investment. The Preferred Units also rank senior to the Common Units in right of liquidation, and holders of Preferred Units will be entitled to receive a liquidation preference that incorporates an agreed return on the holders’ investment.

The Preferred Units may be exchanged for shares of our Class A Common Stock at a discount under certain circumstances, which could be dilutive to existing holders of our Class A Common Stock. The number of shares of Class A Common Stock issued in any exchange would be based on its then-current trading price. Accordingly, the lower the trading price of our Class A Common Stock at the time of any exchange, the greater the number of shares of Class A Common Stock that would be issued upon exchange of the Preferred Units, increasing potential dilution to existing holders of our Class A Common Stock. Further, if the former holders of Preferred Units dispose of a substantial portion of their newly-exchanged Class A Common Stock in the public market, particularly over a short time period, it could adversely affect the market price for our Class A Common Stock and possibly make it more difficult for us to issue additional Class A Common Stock in the future at an attractive price.

We depend on Altus Midstream for distributions, loans, and other payments to generate the funds necessary to meet our financial obligations or to pay any dividends with respect to our Class A Common Stock. Obligations of Altus Midstream in respect of the Preferred Units may restrict, reduce, or render unavailable funds that otherwise may be available to be distributed, loaned, or paid to us by Altus Midstream or loaned to, or invested in, Altus Midstream by third parties. Altus Midstream’s inability to make distributions, loans, and other payments to us may impact our ability to meet our financial obligations or to pay dividends with respect to our Class A Common Stock, and our inability to obtain additional debt or equity financing on reasonable terms or at all may limit our ability to pursue additional business opportunities.

For additional information regarding the Preferred Units, refer to Note 12 — Series A Cumulative Redeemable Preferred Units.

Other risk factors
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

3.1	–	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 13, 2018, SEC File No. 001-38048).
3.2	–	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed on March 7, 2017, SEC File No. 333-216514).
10.1	–
Preferred Unit Purchase Agreement, dated as of May 8, 2019, by and among Altus Midstream LP, Altus Midstream Company, and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2019, SEC File No. 001-38048).

10.2	–
First Amendment to Credit Agreement, dated as of April 17, 2019 but effective May 8, 2019, among Altus Midstream LP, the lenders party thereto, the swingline lender party thereto, the issuing banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 13, 2019, SEC File No. 001-38048).

10.3	–
Credit Agreement, dated as of November 9, 2018, among Altus Midstream LP, the lenders party thereto, the issuing banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, Citibank, N.A., Bank of America, N.A., The Toronto-Dominion Bank, New York Branch, MUFG Bank Ltd., and The Bank of Nova Scotia, Houston Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2018, SEC File No. 001-38048).

10.4	–
Second Amended and Restated Agreement of Limited Partnership of Altus Midstream LP, dated as of June 12, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 14, 2019, SEC File No. 001-38048).

10.5	–
Voting Agreement, dated as of June 12, 2019, by and among Apache Corporation, Altus Midstream Company, and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 14, 2019, SEC File No. 001-38048).

10.6	–	Altus Midstream Company 2019 Omnibus Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2019, SEC File No. 001-38048).
10.7	–	Altus Midstream Company Deferred Delivery Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 31, 2019, SEC File No. 001-38048).
31.1*	–	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	–	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	–	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.SCH*	–	XBRL Taxonomy Schema Document.
101.CAL*	–	XBRL Calculation Linkbase Document.
101.DEF*	–	XBRL Definition Linkbase Document.
101.LAB*	–	XBRL Label Linkbase Document.
101.PRE*	–	XBRL Presentation Linkbase Document.

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

ALTUS MIDSTREAM COMPANY

Dated:	August 1, 2019	/s/ Ben C. Rodgers
Ben C. Rodgers
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated:	August 1, 2019	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)