Form 10-Q
period 2019-09-30
Altus Midstream Co
filed 2019-10-31
CIK 1692787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s Class A common stock, par value $0.0001 per share issued and outstanding as of October 31, 2019	74,929,305
Number of shares of registrant’s Class C common stock, par value $0.0001 per share issued and outstanding as of October 31, 2019	250,000,000

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

•
other factors disclosed under Item 1A — Risk Factors, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A — Quantitative and Qualitative Disclosures About Market Risk and elsewhere in our most recently filed Annual Report on Form 10-K, other risks and uncertainties in our third-quarter 2019 earnings release, other factors disclosed under Part II, Item 1A — Risk Factors of this Quarterly Report on Form 10-Q, and any other factors disclosed in the other filings that we make with the Securities and Exchange Commission.

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

GLOSSARY OF TERMS

The following are abbreviations and definitions of certain terms used in this report and certain terms which are commonly used in the exploration, production and midstream sectors of the oil and natural gas industry:

•	Bbl. One stock tank barrel of 42 U.S. gallons liquid volume used herein in reference to crude oil, condensate or NGLs.

•	Bbl/d. One Bbl per day.

•	Bcf. One billion cubic feet of natural gas.

•	Bcf/d. One billion cubic feet of natural gas per day.

•	Btu. One British thermal unit, which is the quantity of heat required to raise the temperature of a one-pound mass of water by one degree Fahrenheit.

•	COMA. Construction, Operations and Maintenance Agreement

•
Field. An area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations.

•	Formation. A layer of rock which has distinct characteristics that differs from nearby rock.

•	MBbl. One thousand barrels of crude oil, condensate or NGLs.

•	MBbl/d. One thousand barrels of crude oil, condensate or NGLs per day.

•	Mcf. One thousand cubic feet of natural gas.

•	Mcf/d. One Mcf per day.

•	MMBbl. One million barrels of crude oil, condensate or NGLs.

•	MMBtu. One million British thermal units.

•	MMcf. One million cubic feet of natural gas.

•	NGLs. Natural gas liquids. Hydrocarbons found in natural gas, which may be extracted as liquefied petroleum gas and natural gasoline.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
REVENUES:
Midstream services revenue — affiliate (Note 3)	$34,009	$25,437	$91,994	$50,053
Total revenues	34,009	25,437	91,994	50,053
COSTS AND EXPENSES:
Operations and maintenance (1)	13,063	16,579	43,466	38,798
General and administrative (2)	3,242	1,865	8,314	5,126
Depreciation and accretion	11,710	5,483	28,468	14,404
Impairments	9,338	—	9,338	—
Taxes other than income	3,239	1,226	9,702	6,479
Total costs and expenses	40,592	25,153	99,288	64,807
Operating income (loss)	(6,583)	284	(7,294)	(14,754)
Unrealized derivative instrument loss	(3,769)	—	(3,769)	—
Interest income	617	—	3,584	—
Income from equity method interests, net	1,564	—	536	—
Other	—	—	(17)	—
Total other income (loss)	(1,588)	—	334	—
Financing costs, net of capitalized interest	522	—	1,508	—
NET INCOME (LOSS) BEFORE INCOME TAXES	(8,693)	284	(8,468)	(14,754)
Deferred income tax benefit	(505)	(18,924)	(510)	(9,733)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	(8,188)	19,208	(7,958)	(5,021)
Net income attributable to Preferred Unit limited partners	17,480	—	21,623	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	(25,668)	19,208	(29,581)	(5,021)
Net loss attributable to Apache limited partner	(20,804)	—	(23,524)	—
NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS	$(4,864)	$19,208	$(6,057)	$(5,021)

NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS, PER SHARE(3)
Basic	$(0.06)	$0.09	$(0.08)	$(0.03)
Diluted	$(0.07)	$0.09	$(0.09)	$(0.03)
WEIGHTED AVERAGE SHARES (3)
Basic	74,929	218,470	74,929	179,493
Diluted	324,929	218,470	324,929	179,493

(1)
Includes amounts of $2.2 million and $2.3 million to related parties for the three months ended September 30, 2019 and 2018, respectively, and $7.1 million and $6.6 million for the nine months ended September 30, 2019 and 2018, respectively. Refer to Note 3 — Transactions with Affiliates.

(2)
Includes amounts of $2.1 million and $1.8 million to related parties for the three months ended September 30, 2019 and 2018, respectively, and $4.7 million and $5.1 million for the nine months ended September 30, 2019 and 2018, respectively. Refer to Note 3 — Transactions with Affiliates.

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

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	$(8,188)	$19,208	$(7,958)	$(5,021)
OTHER COMPREHENSIVE LOSS, NET OF TAX:
Share of equity method interests other comprehensive loss	(591)	—	(1,634)	—
COMPREHENSIVE INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	(8,779)	19,208	(9,592)	(5,021)
Comprehensive income attributable to Preferred Unit limited partners	17,480	—	21,623	—
Comprehensive loss attributable to Apache limited partner	(21,282)	—	(24,845)	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS	$(4,977)	$19,208	$(6,370)	$(5,021)

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2019	2018
	(In thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,594	$449,935
Accounts receivable from Apache Corporation (Note 1)	1,135	—
Revenue receivables (Note 3)	11,726	10,914
Inventories and other	15,181	5,802
Assets held for sale	18,183	—
Prepaid assets and other	1,153	1,379
	49,972	468,030
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	1,494,658	1,251,217
Less: Accumulated depreciation and amortization	(51,608)	(24,320)
	1,443,050	1,226,897
OTHER ASSETS:
Equity method interests	1,094,564	91,100
Deferred tax asset	68,598	67,558
Deferred charges and other	5,651	3,734
	1,168,813	162,392
Total assets	$2,661,835	$1,857,319

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY
CURRENT LIABILITIES:
Accounts payable to Apache Corporation (Note 1)	$—	$13,595
Current debt (Note 6)	17,562	—
Other current liabilities (Note 7)	38,816	84,926
	56,378	98,521
LONG-TERM DEBT	235,000	—
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Asset retirement obligation	33,950	29,369
Deferred tax liability	3,089	2,643
Embedded derivative	98,228	—
Other non-current liabilities	1,206	—
	136,473	32,012
Total liabilities	427,851	130,533

COMMITMENTS AND CONTINGENCIES (Note 9)

Redeemable noncontrolling interest — Apache limited partner	1,251,370	1,940,500
Redeemable noncontrolling interest — Preferred Unit limited partners	538,413	—

EQUITY:
Class A Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 74,929,305 shares issued and outstanding at September 30, 2019 and December 31, 2018	7	7
Class C Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 250,000,000 shares issued and outstanding at September 30, 2019 and December 31, 2018	25	25
Additional paid-in capital	473,502	—
Accumulated deficit	(29,020)	(213,746)
Accumulated other comprehensive loss	(313)	—
	444,201	(213,714)
Total liabilities, noncontrolling interests, and equity	$2,661,835	$1,857,319

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018 (1)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including noncontrolling interests	$(7,958)	$(5,021)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized derivative instrument loss	3,769	—
Depreciation and accretion	28,468	14,404
Deferred income tax benefit	(510)	(9,733)
Income from equity method interests, net	(536)	—
Distributions from equity method interests	3,391	—
Impairments	9,338	—
Adjustment for non-cash transactions with affiliate(1)	—	(4,738)
Other	666	—
Changes in operating assets and liabilities:
Increase in inventories and other	(676)	(1,412)
Decrease in prepaid and other	237	—
Increase in revenue receivables (Note 3)	(798)	(3,119)
Increase in accounts receivable from/payable to affiliate	(5,011)	—
Increase in accrued expenses	9,056	9,619
NET CASH PROVIDED BY OPERATING ACTIVITIES	39,436	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (2)	(307,010)	—
Contributions to equity method interests	(337,412)	—
Acquisition of equity method interests	(670,625)	—
NET CASH USED IN INVESTING ACTIVITIES	(1,315,047)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Redeemable noncontrolling interest - Preferred Unit limited partners, net	611,249	—
Proceeds from revolving credit facility	235,000	—
Finance lease	(17,187)	—
Deferred facility fees	(792)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	828,270	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(447,341)	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	449,935	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,594	$—
SUPPLEMENTAL CASH FLOW DATA:
Accrued capital expenditures (3)	$24,306	$67,031
Finance lease liability(4)	29,000	—
Interest paid, net of capitalized interest	685	—

(1)
In all periods prior to the Business Combination, the Company had no banking or cash management activities. Transactions with Apache and asset transfers to and from the Company were not settled in cash and are therefore reflected as a component of equity and redeemable noncontrolling interests on the consolidated balance sheet. In addition, Apache contributed its investments in gas gathering, processing and transmission facilities of approximately $408.4 million that is included within equity and redeemable noncontrolling interests for the nine months ended September 30, 2018. Refer to Note 3 — Transactions with Affiliates for more information.

(2)
Following the Business Combination, capital expenditure amounts represent the portion of the total settlements with Apache in the period that are capital in nature, pursuant to the terms of the Construction, Operations and Maintenance Agreement (COMA). Refer to Note 1 — Summary of Significant Accounting Policies and Note 3 — Transactions with Affiliates for more information.

(3)	Includes $0.6 million due from Apache pursuant to the terms of the COMA. Refer to Note 3 — Transactions with Affiliates for more information.

(4)	The Company entered into a finance lease in the first quarter of 2019. Refer to Note 1 — Summary of Significant Accounting Policies for more information.
The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Redeemable Noncontrolling Interest — Preferred Unit Limited Partners (2)	Redeemable Noncontrolling Interest — Apache Limited Partner	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
			Shares(1)	Amount(1)	Shares(1)	Amount(1)

	(In thousands)		(In thousands)

For the Quarter Ended September 30, 2018
Balance at June 30, 2018	$—	$—	6,197	$—	211,847	$21	$857,127	$(42,804)	$—	$814,344
Issuance of shares	—	—	1,116	—	38,153	4	121,175	—	—	121,179
Net income	—	—	—	—	—	—	—	19,208	—	19,208
Balance at September 30, 2018	$—	$—	7,313	$—	250,000	$25	$978,302	$(23,596)	$—	$954,731

For the Quarter Ended September 30, 2019
Balance at June 30, 2019	$520,933	$1,272,652	74,929	$7	250,000	$25	$473,502	$(24,156)	$(200)	$449,178
Net income (loss)	17,480	(20,804)	—	—	—	—	—	(4,864)	—	(4,864)
Accumulated other comprehensive loss	—	(478)	—	—	—	—	—	—	(113)	(113)
Balance at September 30, 2019	$538,413	$1,251,370	74,929	$7	250,000	$25	$473,502	$(29,020)	$(313)	$444,201

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

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS — (Continued)
(Unaudited)

	Redeemable Noncontrolling Interest — Preferred Unit Limited Partners	Redeemable Noncontrolling Interest — Apache Limited Partner	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
			Shares(1)	Amount(1)	Shares(1)	Amount(1)

	(In thousands)		(In thousands)

For the Nine Months Ended September 30, 2018
Balance at December 31, 2017	$—	$—	3,965	$—	135,540	$14	$574,611	$(18,575)	$—	$556,050
Issuance of shares	—	—	3,348	—	114,460	11	403,691	—	—	403,702
Net loss	—	—	—	—	—	—	—	(5,021)	—	(5,021)
Balance at September 30, 2018	$—	$—	7,313	$—	250,000	$25	$978,302	$(23,596)	$—	$954,731

For the Nine Months Ended September 30, 2019
Balance at December 31, 2018	$—	$1,940,500	74,929	$7	250,000	$25	$—	$(213,746)	$—	$(213,714)
Issuance of Series A Cumulative Redeemable Preferred Units(2)	516,790	—	—	—	—	—	—	—	—	—
Net income (loss)	21,623	(23,524)	—	—	—	—	—	(6,057)	—	(6,057)
Change in redemption value of noncontrolling interests	—	(664,285)	—	—	—	—	473,502	190,783	—	664,285
Accumulated other comprehensive loss	—	(1,321)	—	—	—	—	—	—	(313)	(313)
Balance at September 30, 2019	$538,413	$1,251,370	74,929	$7	250,000	$25	$473,502	$(29,020)	$(313)	$444,201

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
Ownership of Altus Midstream LP
Upon the closing of the Business Combination and as of September 30, 2019, Altus’ wholly-owned subsidiary, Altus Midstream GP LLC (Altus Midstream GP), was the sole general partner of Altus Midstream. The Company held approximately 23.1 percent of the outstanding Common Units of Altus Midstream, while Apache held the remaining 76.9 percent. Additionally, as of the Closing Date and as of September 30, 2019, Apache was the largest single holder of the Company’s voting common stock, comprising 100 percent of non-economic Class C Common Stock and approximately 9.8 percent of economic Class A Common Stock.

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
Altus Midstream Company has no independent operations or material assets other than its partnership interests in Altus Midstream, which constitutes all of its business. Altus Midstream Company’s only material net assets separate from Altus Midstream relate to deferred taxes and the current and deferred income tax expense (benefit) associated with its investment in Altus Midstream. The deferred tax asset balance was $68.6 million and $67.6 million as of September 30, 2019 and December 31, 2018, respectively. Additionally, Altus Midstream Company’s balance sheet reflects the presentation of noncontrolling interest ownership attributable to the limited partner interests in Altus Midstream held by Apache and the Preferred Unit holders. Refer to Note 13 — Income Taxes, Note 11 — Equity and Note 12 — Series A Cumulative Redeemable Preferred Units for further information.
Variable Interest Entity
Altus Midstream is a variable interest entity (VIE) because the partners in Altus Midstream with equity at risk lack the power, through voting or similar rights, to direct the activities that most significantly impact Altus Midstream’s economic performance.
A reporting entity that concludes it has a variable interest in a VIE must evaluate whether it has a controlling financial interest in the VIE, such that it is the VIE’s primary beneficiary and should consolidate. Altus Midstream Company is the primary beneficiary of the VIE, and therefore should consolidate Altus Midstream because (i) Altus Midstream Company has the ability to direct the activities of Altus Midstream that most significantly affect its economic performance, and (ii) Altus Midstream Company has the right to receive benefits or the obligation to absorb losses that could be potentially significant to Altus Midstream.
Financial Statement Presentation
While Altus Midstream Company (formerly KAAC) was the surviving legal entity, the Business Combination was accounted for as a reverse recapitalization. As such, Altus Midstream Company was treated as the acquired company for financial reporting purposes.
As a result of the Altus Midstream Entities being the accounting acquirer, the historical operations of the Altus Midstream Entities are deemed to be those of the Company. Thus, the financial statements included in this report reflect: (i) the historical operating results of the Altus Midstream Entities prior to the Business Combination; (ii) the net assets of the Altus Midstream Entities at their historical cost; (iii) the consolidated results of the Company and the Altus Midstream Entities following the closing of the Business Combination; and (iv) the Company’s equity structure for all periods presented. No step-up in basis of the contributed assets and no intangible assets or goodwill was recorded in the Business Combination.

Use of Estimates
Preparation of financial statements in conformity with GAAP and disclosure of contingent assets and liabilities requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates its estimates and assumptions on a regular basis. Actual results may differ from these estimates and assumptions used in preparation of its financial statements, and changes in these estimates are recorded when known.
Fair Value

Accounting Standards Codification (ASC) 820-10-35, “Fair Value Measurement” (ASC 820), provides a hierarchy that prioritizes and defines the types of inputs used to measure fair value. The fair value hierarchy gives the highest priority to Level 1 inputs, which consist of unadjusted quoted prices for identical instruments in active markets. Level 2 inputs consist of quoted prices for similar instruments. Level 3 valuations are derived from inputs that are significant and unobservable; hence, these valuations have the lowest priority.
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
Embedded features identified within the Company’s agreements are bifurcated and measured at fair value at the end of each period on the Company’s consolidated balance sheet. Such recurring fair value measurements are presented in further detail in Note 15 — Fair Value Measurements. The Company also uses fair value measurements on a nonrecurring basis when certain qualitative assessments of its assets indicate a potential impairment. During the three and nine month periods ended September 30, 2019, the Company recorded an impairment of $9.3 million on certain assets. Refer to Note 5 — Property, Plant and Equipment for further detail.
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
Leases

On January 1, 2019, the Company adopted Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842),” which requires lessees to recognize separate right-of-use (ROU) assets and lease liabilities for most leases classified as operating leases under previous GAAP. Prior to adoption, the Financial Accounting Standards Board (FASB) issued transition guidance permitting an entity the option to not evaluate under ASU 2016-02 those existing or expired land easements that were not previously accounted for as leases, as well as an option to apply the provisions of the new standard at its adoption date instead of the earliest comparative period presented in the financial statements. The Company elected both transitional practical expedients. Under these transition options, comparative reporting was not required, and the provisions of the standard were applied prospectively to leases in effect at the date of adoption.

As allowed under the standard, the Company also applied practical expedients to carry forward its historical assessments of whether existing agreements contain a lease, classification of existing lease agreements, and treatment of initial direct lease costs. The Company also elected to exclude short-term leases (those with terms of 12 months or less) from the balance sheet presentation and accounts for non-lease and lease components as a single lease component for all asset classes. Short-term lease expense was not material for the third quarter and first nine months of 2019.

The Company determines if an arrangement is an operating or finance lease at the inception of each contract. If the contract is classified as an operating lease, Altus records an ROU asset and corresponding liability reflecting the total remaining present value of fixed lease payments over the expected term of the lease agreement. The expected term of the lease may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. In the normal course of business, the Company enters into various lease agreements for real estate and equipment related to its midstream activities which are typically classified as operating leases under the provisions of the standard. ROU assets are reflected within “Deferred charges and other” on the Company’s consolidated balance sheet, and the associated operating lease liabilities are reflected within “Other current liabilities” and “Other noncurrent liabilities,” as applicable.

Operating lease expense associated with the ROU assets is recognized on a straight-line basis over the lease term. Lease expense is reflected on the statement of consolidated operations commensurate with the leased activities and nature of the services performed. Fixed operating lease expense was $0.2 million and $0.5 million for the three and nine months ended September 30, 2019, respectively.
In addition, the Company periodically enters into finance leases that are similar to those leases classified as capital leases under previous GAAP. The Company currently has one short-term finance lease, which is included in “Property, Plant and Equipment” on the consolidated balance sheet, and the associated finance lease liability is reflected within “Current debt.” The associated interest expense is reflected in the statement of consolidated operations within “Financing costs, net of capitalized interest.” Depreciation on the Company’s finance lease asset was $1.2 million and $3.7 million for the three and nine months ended September 30, 2019, respectively. Interest on the Company’s finance lease asset was $0.2 million and $0.8 million for the three and nine months ended September 30, 2019, respectively.

The following table represents the Company’s weighted average lease term and discount rate as of September 30, 2019:

	Operating Leases	Finance Lease
Weighted average remaining lease term	2.9 years	0.3 years
Weighted average discount rate	4.2%	4.2%

The undiscounted future minimum lease payments reconciled to the carrying value of the lease liabilities as of September 30, 2019 were as follows:

Net Minimum Commitments	Operating Leases(1)	Finance Lease(2)
	(In thousands)
2019	$163	$7,954
2020	652	9,800
2021	622	—
2022	445	—
2023	—	—
Thereafter	—	—
Total future minimum lease payments	1,882	17,754
Less: imputed interest	(105)	(192)
Total lease liabilities	1,777	17,562
Current portion	(596)	(17,562)
Non-current portion	$1,181	$—

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
The lease liability reflected in the table above represents the Company’s fixed minimum payments that are settled in accordance with the lease terms. Actual lease payments during the period may also include variable lease components such as common area maintenance, usage-based sales taxes and rate differentials, or other similar costs that are not determinable at the inception of the lease. Variable lease payments for the three and nine months ended September 30, 2019 were $0.1 million and $0.3 million, respectively.

Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses.” The standard changes the impairment model for trade receivables, held-to-maturity debt securities, net investments in leases, loans, and other financial assets measured at amortized cost. The ASU requires the use of a new forward-looking “expected loss” model compared to the current “incurred loss” model; resulting in accelerated recognition of credit losses. This update is effective for Altus beginning in the first quarter of 2020, with early adoption permitted. The Company is in the process of finalizing its project plan for the implementation of the ASU and continues to evaluate and monitor standard setting activity. The Company does not believe the adoption and implementation of this ASU will have a material impact on its financial statements.
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
2.    RECAPITALIZATION TRANSACTION
Background and Summary
On August 8, 2018, KAAC and its then wholly-owned subsidiary, Altus Midstream LP, entered into the Contribution Agreement with certain wholly-owned subsidiaries of Apache, including the Altus Midstream Entities. The terms of the Contribution Agreement included that Altus Midstream would acquire from Apache, all of the outstanding equity interests in each of the Altus Midstream Entities and the Pipeline Options to acquire equity interests in certain third-party pipeline projects.
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

(1)
Shares of Class B Common Stock, $0.0001 par value (Class B Common Stock), were purchased by the Sponsor upon the Company’s incorporation in December 2016. Class B Common Stock is identical to Class A Common Stock except that they automatically converted to Class A Common Stock at the time of the Business Combination.

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

3.    TRANSACTIONS WITH AFFILIATES
Revenues
The Company has contracted to provide services including gas gathering, compression, processing, transportation, and NGL transportation, pursuant to acreage dedications provided by Apache, comprising the entire Alpine High acreage. In accordance with the terms of these agreements, the Company receives prescribed fees based on the type and volume of product for which the services are provided. For all of the periods presented, the Company’s only customer was Apache, although Altus Midstream is pursuing contracts with third parties that could be accommodated by existing capacity.
Revenues generated under these agreements are presented on the Company’s statement of consolidated operations as “Midstream services revenue — affiliate.” Revenues earned that have not yet been invoiced to Apache are presented on the Company’s consolidated balance sheet as “Revenue receivables.” Refer to Note 4 — Revenue Recognition for further discussion.
Cost and Expenses
The Company has no employees, and prior to the Business Combination, the Company had no banking or cash management facilities. As such, the Company has contracted with Apache to receive certain operational, maintenance, and management services. In accordance with the terms of these agreements, the Company incurred operations and maintenance expenses of $2.2 million and $2.3 million for the three months ended September 30, 2019 and 2018, respectively, and $7.1 million and $6.6 million for the nine months ended September 30, 2019 and 2018, respectively. The Company incurred general and administrative (G&A) expenses of $2.1 million and $1.8 million for the three months ended September 30, 2019 and 2018, respectively, and $4.7 million and $5.1 million for the nine months ended September 30, 2019 and 2018, respectively, including expenses related to the operational services agreement and COMA as further described below.
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
Construction, Operations and Maintenance Agreement
At the closing of the Business Combination, the Company entered into the COMA with Apache, which superseded the Services Agreement. Under the terms of the COMA, Apache provides certain services related to the design, development, construction, operation, management and maintenance of certain gathering, processing and other midstream assets, on behalf of the Company. In return, the Company will pay fees to Apache of: (i) $3.0 million for the period beginning on the execution of the COMA at the closing of the Business Combination through December 31, 2019; (ii) $5.0 million for the period of January 1, 2020 through December 31, 2020; (iii) $7.0 million for the period of January 1, 2021 through December 31, 2021; and (iv) $9.0 million annually thereafter, as may be adjusted upwards based on actual incurred costs, until terminated. The annual fee was negotiated as part of the Business Combination to reimburse Apache for indirect costs incurred in performing administrative corporate functions for the Company, including services for information technology, risk management, corporate planning, accounting, cash management, and others.
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
Lease Agreement
Concurrent with the closing of the Business Combination, Altus Midstream entered into an operating lease agreement with Apache (the Lease Agreement) relating to the use of certain office buildings, warehouse and storage facilities located in Reeves County, Texas. Under the terms of the Lease Agreement, Altus Midstream shall pay to Apache on a monthly basis the sum of (i) a base rental charge of $44,500 and (ii) an amount based on Apache’s estimate of the annual costs it expects to incur in connection with the ownership, operation, repair, and/or maintenance of the facilities. The Company incurred total expenses of $0.3 million and $0.8 million for the three and nine months ended September 30, 2019, respectively, in relation to the Lease Agreement, which are included within operations and maintenance expenses. Unpaid amounts accrue interest until settled. The initial term of the

Lease Agreement is for four years and may be extended by Altus Midstream for three additional, consecutive periods of twenty-four months.
Capitalized Interest

Prior to the Business Combination, the Company’s operations were funded entirely by contributions from Apache. Accordingly, Apache allocated a portion of interest on its corporate debt in determining capitalized interest associated with the development of Altus Midstream Operating. Commensurate with Apache’s calculation, interest is capitalized as part of the historical cost of developing and constructing assets. Significant midstream development assets that have not commenced operations qualify for interest capitalization. The associated capitalized interest was determined by multiplying Apache’s weighted-average borrowing cost of debt by the average amount of qualifying midstream assets. The amount of interest allocated and capitalized was $2.5 million and $7.1 million for the three and nine months ended September 30, 2018, respectively. Following the closing of the Business Combination, capitalized interest is determined based on interest expense incurred by Altus Midstream. Refer to Note 6 — Debt and Financing Costs for further information.

4.    REVENUE RECOGNITION
Revenue Recognition
The following table presents a disaggregation of the Company’s midstream services revenue by service type.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
MIDSTREAM SERVICES REVENUE — AFFILIATE:
Gas gathering	$4,604	$2,563	$10,914	$4,578
Gas processing	25,315	18,150	68,994	33,657
Transmission	3,388	4,671	11,219	11,756
NGL transmission	702	53	867	62
	$34,009	$25,437	$91,994	$50,053

The Company currently recognizes revenue pursuant to separate midstream service agreements entered into with Apache for the midstream services presented above. These midstream service agreements have no minimum volume commitments or firm transportation commitments, instead they are underpinned by acreage dedications covering Alpine High. Pursuant to these agreements, Altus Midstream is obligated to perform services on all volumes produced from the dedicated acreage, so long as Apache has the right to market the production. In exchange for the above services and in accordance with the terms of the midstream service agreements, the Company charges a fixed fee on a per-unit basis. Altus Midstream does not own or take title to the volumes that it handles.
These performance obligations are satisfied over time as Apache simultaneously receives and consumes the benefits of the services performed. Service revenues are recognized when the right to invoice has been met, since the amount that the Company has the right to invoice (based upon the fixed fee and throughput volumes) corresponds directly with the value received by Apache.
Pursuant to the terms of the Contribution Agreement, all accounts receivable from Apache (including revenue receivables) on or prior to September 30, 2018, are for the account of Apache. No cash settlement of such balances was contemplated prior to September 30, 2018 and as such, revenue receivables generated prior to this date were treated as a reduction to additional paid-in capital within equity. Following the Business Combination, service revenue invoices are provided to Apache on a monthly basis, pursuant to the terms of the COMA. Amounts owing to Apache under the terms of the COMA are reduced by the amounts of these invoices. Net cash settlement is performed on a monthly basis. The Company recognized services revenue earned but not yet invoiced to Apache of $11.7 million as of September 30, 2019.

5.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at carrying value, is as follows:

	September 30,	December 31,
	2019	2018
	(In thousands)
Gathering, processing and transmission systems and facilities	$1,304,175	$729,585
Construction in progress (1)	152,551	521,609
Finance lease asset	34,749	—
Other property and equipment	3,183	23
Total property, plant and equipment	1,494,658	1,251,217
Less: accumulated depreciation and amortization	(51,608)	(24,320)
Total property, plant and equipment, net	$1,443,050	$1,226,897

(1)	Included in the Company’s construction in progress is capitalized interest of $2.7 million and $6.9 million at September 30, 2019 and December 31, 2018, respectively.

The cost of property classified as “Construction in progress” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet available to be placed into productive service as of the respective balance sheet date.

During the third quarter of 2019, the Company elected to cancel construction on a compressor station given the deferral of previous processing expansion plans. Certain of the components were then marketed by the Company, and it was determined that these components met the criteria to be classified as held for sale. Accordingly, management reclassified these components to current assets and they were initially measured at fair value less costs to sell. The fair value was determined using the market approach and Level 1 inputs. As a result, the assets were written down to their estimated fair value of $18.1 million, and the Company recorded an impairment of $9.3 million for the three and nine months ended September 30, 2019. The impairment is recorded within “Impairments” on the Company’s statement of consolidated operations. Subsequent to September 30, 2019, the Company received cash proceeds of approximately $13 million in relation to the sale of certain of the assets classified as held for sale.

Other components of the compressor station totaling $8.7 million will be stored and used as inventory by the Company and are therefore recorded within inventory on the consolidated balance sheet as of September 30, 2019. These components will be recorded at the lower of cost or net realizable value at each balance sheet date.
6.    DEBT AND FINANCING COSTS
In November 2018, Altus Midstream entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream’s two, one year extension options). The agreement for this revolving credit facility, as amended (the Amended Credit Agreement), provides aggregate commitments from a syndicate of banks of $650.0 million until the consolidated net income of Altus Midstream and its restricted subsidiaries, as adjusted pursuant to the agreement (EBITDA), for the immediately preceding fiscal quarter equals or exceeds $175.0 million on an annualized basis (such period, the Initial Period). Upon achieving such EBITDA, the Initial Period ends and the aggregate commitments increase to $800.0 million. All aggregate commitments include a letter of credit subfacility of up to $100.0 million and a swingline loan subfacility of up to $100.0 million. After the Initial Period, Altus Midstream may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of September 30, 2019, total outstanding borrowings were $235.0 million and no letters of credit were outstanding under this facility. There were no outstanding borrowings or letters of credit as of December 31, 2018.
Altus Midstream’s revolving credit facility is unsecured and is not guaranteed by the Company, Apache, or any of their respective subsidiaries.

At Altus Midstream’s option, the interest rate per annum for borrowings under this facility is either a base rate, as defined, plus a margin, or the London Inter-bank Offered Rate (LIBOR), plus a margin; in each case, the margin during the Initial Period is 0.05 percent greater than the margin after the Initial Period. Altus Midstream also pays quarterly a facility fee at a rate per annum on total commitments. The margins and the facility fee vary based upon (i) the Leverage Ratio until Altus Midstream has a senior long-term debt rating and (ii) such senior long-term debt rating once it exists. The Leverage Ratio is the ratio of (1) the consolidated indebtedness of Altus Midstream and its restricted subsidiaries to (2) EBITDA (as defined in the Amended Credit Agreement) of Altus Midstream and its restricted subsidiaries for the 12-month period ending immediately before the determination date. At September 30, 2019, the base rate margin was 0.10 percent, the LIBOR margin was 1.10 percent, and the facility fee was 0.20 percent. In addition, a commission is payable quarterly to the lenders on the face amount of each outstanding letter of credit at a per annum rate equal to the LIBOR margin then in effect. Customary letter of credit fronting fees and other charges are payable to issuing banks.
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

There are no clauses in the Amended Credit Agreement that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes. The Amended Credit Agreement has no drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreement allows the lenders to accelerate payment maturity and terminate lending and issuance commitments for nonpayment and other breaches, and if Altus Midstream or any of its restricted subsidiaries defaults on other indebtedness in excess of the stated threshold, is insolvent, or has any unpaid, non-appealable judgment against it for payment of money in excess of the stated threshold. Lenders may also accelerate payment maturity and terminate lending and issuance commitments if Altus Midstream undergoes a specified change in control or has specified pension plan liabilities in excess of the stated threshold. Altus Midstream was in compliance with the terms of the Amended Credit Agreement as of September 30, 2019.
As of September 30, 2019, the Company had debt outstanding totaling $252.6 million, of which $17.6 million is related to a finance lease obligation. As a result of the debt outstanding and giving effect to the debt-to-capital ratio requirements under the credit agreement, the maximum amount of net assets available to be transferred from Altus Midstream to Altus Midstream Company was $0.9 billion. This amount of net assets available to be transferred does not include the proportionate share of net assets of entities in which Altus Midstream has an interest accounted for by the equity method. Additionally, the amount of any cash distributions that may be transferred from these entities to Altus Midstream is subject to compliance with the terms of any debt or similar agreements held by the entities, as applicable. The terms of Altus Midstream’s Preferred Units also contain certain restrictions on distributions on Altus Midstream’s Common Units, including the Common Units held by the Company, and any other units that rank junior to the Preferred Units with respect to distributions or distributions upon liquidation. Refer to Note 12 — Series A Cumulative Redeemable Preferred Units for further information.

Interest Income and Financing Costs, Net of Capitalized Interest
The following table presents the components of Altus Midstream’s interest income and financing costs, net of capitalized interest:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018(1)	2019	2018(1)
	(In thousands)
Interest income	$617	$—	$3,584	$—
Interest income	$617	$—	$3,584	$—

Interest expense	$1,496	$2,504	$3,234	$7,054
Amortization of deferred facility fees	237	—	652	—
Capitalized interest	(1,211)	(2,504)	(2,378)	(7,054)
Financing costs, net of capitalized interest	$522	$—	$1,508	$—

(1)
Prior to the Business Combination, the Company’s operations were funded entirely by contributions from Apache. Accordingly, Apache allocated a portion of interest on its corporate debt in determining capitalized interest associated with the development of Alpine High infrastructure. Refer to Note 3 — Transactions with Affiliates for further information.

7.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
	(In thousands)
Accrued capital costs	$24,931	$80,696
Accrued taxes other than income	9,408	69
Accrued operations and maintenance expense	1,864	2,863
Accrued incentive compensation	1,362	468
Operating lease liability - current	596	—
Accrued interest	463	232
Other	192	598
Total other current liabilities	$38,816	$84,926

8.    ASSET RETIREMENT OBLIGATION

The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the nine months ended September 30, 2019:

(In thousands)
Asset retirement obligation at December 31, 2018	$29,369
Liabilities incurred during the period	3,406
Accretion expense	1,175
Asset retirement obligation at September 30, 2019	$33,950

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

9.    COMMITMENTS AND CONTINGENCIES

Accruals for loss contingencies arising from claims, assessments, litigation, environmental and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. As of September 30, 2019 and December 31, 2018, there were no accruals for loss contingencies.
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
Pursuant to the COMA with Apache, Altus Midstream will indirectly receive G&A support services including information technology, risk management, corporate planning, accounting, cash management, human resources, and other general corporate services. The COMA established a fixed annual support services fee to Apache of $3.0 million for the period from the execution of the COMA at the closing of the Business Combination through December 31, 2019, $5.0 million in 2020, and $7.0 million in 2021. Beginning in 2022 through the term of the COMA, the associated fee will be $9.0 million annually and may be adjusted upwards based on actual incurred costs.
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
At September 30, 2019 and December 31, 2018, there were no other material contractual obligations related to the entities included in the consolidated financial statements other than the performance of asset retirement obligations as referenced in Note 8 — Asset Retirement Obligation and required credit facility fees discussed in Note 6 — Debt and Financing Costs.
Following the exercise of each Pipeline Option, the Company will be required to fund its pro-rata portion of any future capital expenditures for the development of the respective pipeline projects as referenced in Note 10 — Equity Method Interests.

10.    EQUITY METHOD INTERESTS

As of September 30, 2019, the Company had exercised four of its five Pipeline Options and, as a result, owns the following equity method interests in Permian Basin long-haul pipeline entities. For each of the equity method interests, the Company has the ability to exercise significant influence based on certain governance provisions and its participation in the significant activities and decisions that impact the management and economic performance of the equity method interests.

	September 30, 2019		December 31, 2018
In thousands, unless stated	Ownership	Amount	Ownership	Amount
Gulf Coast Express Pipeline LLC	16.0%	$274,727	15.0%	$91,100
EPIC Crude Holdings, LP	15.0%	127,742	—%	—
Permian Highway Pipeline LLC	26.7%	224,152	—%	—
Breviloba, LLC	33.0%	467,943	—%	—
		$1,094,564		$91,100

As of September 30, 2019 and December 31, 2018, unamortized basis differences included in the equity method interest balances were $25.7 million and $5.8 million, respectively. These amounts represent differences in the Company’s contributions to date and Altus’ underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized basis differences will be amortized into net income over the useful lives of the underlying pipeline assets when they are placed into service.
The following table presents the activity in the Company’s equity method interests for the nine months ended September 30, 2019:

	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC
					Total
	(In thousands)
Balance at December 31, 2018	$91,100	$—	$—	$—	$91,100
Acquisitions	15,274	51,810	161,081	442,460	670,625
Contributions	169,131	82,499	62,895	22,887	337,412
Distributions	(3,391)	—	—	—	(3,391)
Equity income (loss), net	2,613	(4,849)	176	2,596	536
Accumulated other comprehensive loss	—	(1,718)	—	—	(1,718)
Balance at September 30, 2019	$274,727	$127,742	$224,152	$467,943	$1,094,564

Summarized Financial Information
The following table represents aggregated selected income statement data for the Company’s equity method interests (on a 100 percent basis):

	Three Months Ended September 30, 2019(1)				Nine Months Ended September 30, 2019 (1)
	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC

	(In thousands)
Revenues	$12,039	$8,015	$—	$41,765	$16,476	$8,015	$—	$78,749
Operating expenses	1,033	27,679	21	12,857	1,218	33,610	41	27,189
Operating income (loss)	11,006	(19,664)	(21)	28,908	15,258	(25,595)	(41)	51,560
Net income (loss)	11,776	(20,890)	554	28,908	17,090	(35,620)	785	51,560
Other comprehensive loss	—	(4,145)	—	—	—	(11,450)	—	—

(1)
Although our interests in EPIC Crude Holdings, LP, Permian Highway Pipeline LLC, and Breviloba, LLC were acquired on February 4, 2019, May 17, 2019, and July 31, 2019, respectively, the financial results are presented for the entire three and nine month periods for comparability. Due to the timing for availability of financial statement information, summarized income statement data is presented on a one month delay for all equity interests.

11. EQUITY

Common Stock and Warrants
The Company’s second amended and restated certificate of incorporation authorizes the issuance of 1,500,000,000 shares of Class A Common Stock, $0.0001 par value, and 1,500,000,000 shares of Class C Common Stock, $0.0001 par value. The Company’s shares of Class A Common Stock are listed on the NASDAQ Global Select Market under the symbol “ALTM.” As of September 30, 2019, there were 74,929,305 and 250,000,000 issued and outstanding shares of Class A Common Stock and Class C Common Stock, respectively.
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
Public Warrants
As of September 30, 2019, there were 12,577,350 Public Warrants outstanding. Each whole Public Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share. The Public Warrants will expire five years after closing of the Business Combination or earlier upon redemption or liquidation. The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant with not less than 30 days’ notice provided to the Public Warrant holders. However, this redemption right can only be exercised if the reported last sale price of the Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days prior to sending the notice of redemption to the Public Warrant holders.
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
Private Placement Warrants
As of September 30, 2019, there were 6,364,281 Private Placement Warrants, of which Apache holds 3,182,140. The Private Placement Warrants are identical to the Public Warrants discussed above, except (i) they will not be redeemable by the Company so long as they are held by the initial holders or their respective permitted transferees and (ii) they may be exercised by the holders on a cashless basis.
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

Apache’s limited partner interest associated with the Common Units issued with the Class C Common Stock is reflected as a redeemable noncontrolling interest in the Company. The redeemable noncontrolling interest is recognized at the higher of (i) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (ii) the maximum redemption value as of the balance sheet date. The redemption value is determined based on a 5-day volume weighted average closing price of the Class A Common Stock (5-day VWAP) as defined in the Amended LPA, a Level 1 non-recurring fair value measurement. At September 30, 2019, the redeemable noncontrolling interest was recorded based on the initial fair value plus accumulated earnings and losses to date. The maximum redemption value at September 30, 2019 based on the 5-day VWAP was $713.1 million. At December 31, 2018, the redeemable noncontrolling interest was recorded at the maximum redemption value based on the 5-day VWAP.
For further discussion of Apache’s right to receive additional shares of Class A Common Stock, and other outstanding equity instruments that may impact ownership interests and the limited partner interests of Altus Midstream in future periods, see Note 14 — Net Income (Loss) Per Share.
Redeemable Noncontrolling Interest - Preferred Unit Limited Partners
On June 12, 2019, Altus Midstream issued and sold the Preferred Units in a private offering, and the purchasers of the Preferred Units were admitted as limited partners of Altus Midstream. The Preferred Units will be exchangeable for shares of the Company’s Class A Common Stock at the option of the Preferred Unit holders after the seventh anniversary of Closing (as defined below) or upon the occurrence of specified events, unless otherwise redeemed by Altus Midstream. Refer to Note 12 — Series A Cumulative Redeemable Preferred Units for further discussion.
12.    SERIES A CUMULATIVE REDEEMABLE PREFERRED UNITS
On June 12, 2019, Altus Midstream issued and sold the Preferred Units in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the Closing). The Closing occurred pursuant to a Preferred Unit Purchase Agreement among Altus Midstream, the Company, and the purchasers party thereto, dated as of May 8, 2019. A total of 625,000 Preferred Units were sold at a price of $1,000 per Preferred Unit, for an aggregate issue price of $625.0 million. Altus Midstream received approximately $611.2 million in cash proceeds from the sale after deducting transaction costs and discounts to certain purchasers.
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

•
The Preferred Units are redeemable at Altus Midstream’s option at any time in cash at a redemption price (the Redemption Price) equal to (a) the greater of (i) an 11.5 percent internal rate of return (increasing to 13.75 percent after the fifth anniversary of Closing), and (ii) a 1.3x multiple of invested capital plus (b) if applicable, the value of any accrued and unpaid distributions. The Preferred Units will be redeemable at the holder’s option upon a change of control or liquidation of Altus Midstream and certain other events, including certain asset dispositions. Subject to compliance with minimum ownership requirements and redemption restrictions of the Amended LPA, Apache’s election to cause its Common Units in Altus Midstream to be redeemed for shares of the Company’s Class A Common Stock or cash (as further discussed in Note 11 — Equity) would not be a change of control.

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

Activity related to the Preferred Units during the nine months ended September 30, 2019 is as follows:

	Nine Months Ended September 30, 2019
	Units Outstanding	Financial Position(3)
	(In thousands, except for unit data)
Redeemable noncontrolling interest - Preferred Units: beginning of period	—	$—
Issuance of Preferred Units, net	625,000	516,790
Distribution of in-kind additional Preferred Units(1)	2,188	—
Allocation of Altus Midstream net income	N/A	20,844
Accreted value adjustment	N/A	779
Redeemable noncontrolling interest - Preferred Units: end of period	627,188	$538,413
Embedded derivative liability(2)		98,228
		$636,641

(1)
Subsequent to the balance sheet date, Altus Midstream provided notice to the Preferred Unit holders of record at September 30, 2019 of the amount of the distribution on the Preferred Units for the quarter ended September 30, 2019. The holders also were notified that Altus Midstream elected to pay the entire amount of the approximate $11.0 million distribution in-kind in additional Preferred Units (PIK Units) on November 14, 2019. In total, 10,975.8 PIK Units will be issued in satisfaction of the required distribution.

(2)	See Note 15 — Fair Value Measurements for discussion of the fair value changes in the embedded derivative liability during the period.

(3)	As of September 30, 2019, the aggregate Redemption Price was $645.8 million, based on an internal rate of return of 11.5 percent.

N/A - not applicable.
13. INCOME TAXES
Altus Midstream Company is subject to U.S. federal income tax and Texas Margin tax. At September 30, 2019, Altus Midstream Company had a net deferred tax asset of $68.6 million, primarily related to its net operating loss carryforward and its investment in Altus Midstream LP. Altus Midstream LP is a partnership for federal income tax purposes and passes through its taxable income to its partners. Thus, Altus Midstream LP does not record a federal income tax provision. Altus Midstream LP is subject to the Texas Margin tax and as such, records a state income tax provision. At September 30, 2019, Altus Midstream LP had a net deferred state income tax liability of $3.1 million.
On June 12, 2019, Altus Midstream issued and sold the Preferred Units in a private offering that admitted additional limited partners with separate rights for the Preferred Unit holders. The Preferred Units are accounted for on the Company’s consolidated balance sheet as a redeemable noncontrolling interest classified as temporary equity. For financial statement reporting purposes, the Company applies a two-step approach to subsequent measurement of the Preferred Units. Under this approach, net income is first allocated to the Preferred Unit holders in accordance with the terms of the Amended LPA. An additional adjustment may be made to increase the carrying amount after the attribution of net income, as further described in Note 12 — Series A Cumulative Redeemable Preferred Units. Both the allocation of net income and any subsequent adjustment based upon accretion of the net transaction price (if applicable) reflect income that will be taxable to the Preferred Unit holders. Accordingly, Altus Midstream Company’s federal income tax provision reflects this income allocation as a reduction in the Company’s effective tax rate.

During the three and nine months ended September 30, 2019, the Company’s effective income tax rate was primarily impacted by the net loss attributable to Apache limited partner, subsequent measurement of the Preferred Units as described above, and the impact of state income taxes. During the three and nine months ended September 30, 2018, the Company’s effective income tax rate was primarily impacted by the release of the valuation allowance.

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes,” which prescribes a minimum recognition threshold a tax position must meet before being recognized in the financial statements. Each quarter, the Company assesses the recognition amount and, as a result, may increase (expense) or reduce (benefit) the amount of interest and penalties. Interest and penalties are recorded as a component of income tax expense. The contributor of Altus Midstream’s operating assets, Apache, is currently under IRS audit for the 2014-2017 tax years as part of its normal course of business.

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

	Three Months Ended September 30,
	2019			2018(1)
	Loss	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share data)
Basic:
Net income (loss) attributable to Class A common shareholders	$(4,864)	74,929	$(0.06)	$19,208	218,470	$0.09

Effective of dilutive securities:
Redeemable noncontrolling interest — Apache limited partner	$(19,222)	250,000		$—	—

Diluted:
Net income (loss) attributable to Class A common shareholders	$(24,086)	324,929	$(0.07)	$19,208	218,470	$0.09

	Nine Months Ended September 30,
	2019			2018(1)
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share data)
Basic:
Net loss attributable to Class A common shareholders	$(6,057)	74,929	$(0.08)	$(5,021)	179,493	$(0.03)

Effective of dilutive securities:
Redeemable noncontrolling interest — Apache limited partner	$(21,919)	250,000		$—	—

Diluted:
Net loss attributable to Class A common shareholders	$(27,976)	324,929	$(0.09)	$(5,021)	179,493	$(0.03)

(1)
Shares of Class A Common Stock and Class C Common Stock issued to Apache in exchange for its ownership interests in the Altus Midstream Entities were retroactively restated from May 26, 2016 (inception) to the Closing Date, based on the proportionate value of the capital contributions made by Apache to the Altus Midstream Entities. The calculation of the weighted average shares outstanding from inception up to the Closing Date includes all shares issued to Apache, in order to reflect Apache’s 100 percent economic interest in the Altus Midstream Entities until that time. For further detail of the Business Combination and associated financial statement presentation, see Note 1 — Summary of Significant Accounting Policies and Note 2 — Recapitalization Transaction.

The diluted earnings per share calculation excludes the effect of an assumed exchange of the Preferred Units for shares of Class A Common Stock and the effect of the outstanding warrants of the Company to purchase an aggregate 18,941,631 shares of Class A Common Stock, since the associated impacts would have been anti-dilutive for all relevant periods presented. Further discussion of the Company’s outstanding common stock, warrants and earn-out consideration as well as any applicable redemption rights is provided in Note 11 — Equity. Further discussion of the Preferred Units and associated embedded features can be found in Note 12 — Series A Cumulative Redeemable Preferred Units and Note 15 — Fair Value Measurements, respectively. Earn-out consideration granting Apache the right to receive up to 37,500,000 shares of Class A Common Stock is not included in the earnings per share calculation above, as the conditions for issuance were not satisfied as of the quarter ended September 30, 2019.
15. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of: cash and cash equivalents; revenue receivables; accounts receivable from, or payable to, Apache and an embedded derivative liability related to the issuance of Preferred Units (as further described above). This embedded derivative liability is recorded on the Company’s consolidated balance sheet at fair value. The carrying amount of Altus Midstream’s revolving credit facility approximates fair value because the interest rate is variable and reflective of market rates. The carrying amounts reported on the consolidated balance sheet for the Company’s remaining financial assets and liabilities approximate fair value due to their short-term nature. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the quarter ended September 30, 2019 or September 30, 2018.
The Company bifurcated and recognized the embedded derivative associated with the Preferred Units related to the exchange option provided to the Preferred Unit holders under the terms of the Amended LPA. The valuation of the embedded derivative (using an income approach) was based on a range of factors including: expected future interest rates using the Black-Karasinski model; the Company’s imputed interest rate; the timing of periodic cash distributions and dividend yields of the Preferred Units. The embedded derivative liability had an initial fair value of $94.5 million at Closing. During the three and nine months ended September 30, 2019, the Company recorded an unrealized loss related to this derivative liability totaling $3.8 million, which is recorded in “unrealized derivative instrument loss” in the statement of consolidated operations.
The Company has additional embedded derivatives in the Preferred Units related to the exchange option and redemption features that are accounted for separately from the Preferred Units. Level 3 valuation of the embedded derivatives are based on a range of factors including the likelihood of the event occurring, and these factors are assessed quarterly. There was no value associated with these additional identified embedded derivatives for any applicable period presented.

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
We have no independent operations or material assets outside our ownership interest in Altus Midstream, which we report on a consolidated basis. As of September 30, 2019, Altus Midstream’s assets included approximately 178 miles of in-service natural gas gathering pipelines, approximately 55 miles of residue gas pipelines with four market connections, and approximately 38 miles of NGL pipelines. Two of three planned new cryogenic processing trains, each with nameplate capacity of 200 MMcf/d, were placed into service in the first nine months of 2019. Construction on the third train is complete and is expected to be in-service in the fourth quarter of 2019. Other assets include an NGL truck loading terminal with six lease automatic custody transfer (LACT) units and eight NGL bullet tanks with 90,000 gallon capacity per tank.
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
On November 9, 2018 (the Closing Date) and pursuant to the terms of that certain Contribution Agreement, we acquired from Apache the entire equity interests of the Altus Midstream Entities and Pipeline Options to acquire equity interests in five separate third-party pipeline projects. We refer to the acquisition of the entities and the Pipeline Options as the Business Combination. In exchange, the consideration provided to Apache included economic voting and non-economic voting shares in Altus Midstream Company and common partnership units representing limited partner interests in Altus Midstream (Common Units). At the time of the Business Combination, we changed our name from Kayne Anderson Acquisition Corp. to Altus Midstream Company.
Presentation of Financial and Operating Information
While Altus Midstream Company (formerly KAAC) was the surviving legal entity, the Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, Altus Midstream Company was treated as the acquired company for financial reporting purposes. As a result, the historical operations of Altus Midstream Operating are deemed to be those of the Company. Thus, the financial statements and related information included in this Quarterly Report on Form 10-Q reflect (i) the historical operating results of Altus Midstream Operating prior to the Closing Date, (ii) the net assets of Altus Midstream Operating at their historical cost, (iii) the consolidated results of Altus and Altus Midstream Operating after the Closing Date, and (iv) Altus’ equity structure for all periods presented.

Altus Midstream Operational Assessment
We use a variety of financial and operational metrics to assess the performance of our operations and growth compared to expected plan estimates. These metrics include:

•	Adjusted EBITDA (as defined below);

•	Throughput volumes and associated revenues; and

•	Costs and expenses.
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) including noncontrolling interests before financing costs (net of capitalized interest), interest income, income taxes, depreciation, and accretion and adjust such items, as applicable, from income from our equity method interests. We also exclude (when applicable) impairments, unrealized gains or losses on derivative instruments, and other items affecting comparability of results to peers. Our management believes Adjusted EBITDA is useful for evaluating our operating performance and comparing results of our operations from period-to-period and against peers without regard to financing or capital structure. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss) including noncontrolling interests or any other measure determined in accordance with accounting principles generally accepted in the United States (GAAP) or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance, such as our cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. The presentation of Adjusted EBITDA should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Additionally, our computation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.
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
Reconciliation of non-GAAP financial measures
Our management compensates for the limitations of Adjusted EBITDA as an analytical tool by reviewing the comparable GAAP measure, understanding the differences between Adjusted EBITDA as compared to net income (loss) including noncontrolling interests, and incorporating this knowledge into its decision-making processes. Our management believes that investors benefit from having access to the same financial measures that the Company uses in evaluating operating results.

The following table presents a reconciliation of the GAAP financial measure of net income (loss) including noncontrolling interest to the non-GAAP financial measure of Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Reconciliation of net income (loss) including noncontrolling interests to Adjusted EBITDA
Net income (loss) including noncontrolling interests	$(8,188)	$19,208	$(7,958)	$(5,021)
Add:
Financing costs, net of capitalized interest	522	—	1,508	—
Deferred income tax benefit	(505)	(18,924)	(510)	(9,733)
Depreciation and accretion	11,710	5,483	28,468	14,404
Impairments	9,338	—	9,338	—
Unrealized derivative instrument loss	3,769	—	3,769	—
Equity method interests Adjusted EBITDA	2,707	—	2,873	—
Other	644	—	644	—
Less:
Interest income	617	—	3,584	—
Income from equity method interests, net	1,564	—	536	—
Adjusted EBITDA	$17,816	$5,767	$34,012	$(350)

Results of Operations

The following table presents the Company’s results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
REVENUES:
Midstream services revenue — affiliate	$34,009	$25,437	$91,994	$50,053
Total revenues	34,009	25,437	91,994	50,053
COSTS AND EXPENSES:
Operations and maintenance	13,063	16,579	43,466	38,798
General and administrative	3,242	1,865	8,314	5,126
Depreciation and accretion	11,710	5,483	28,468	14,404
Impairments	9,338	—	9,338	—
Taxes other than income	3,239	1,226	9,702	6,479
Total costs and expenses	40,592	25,153	99,288	64,807
Operating income (loss)	(6,583)	284	(7,294)	(14,754)
Unrealized derivative instrument loss	(3,769)	—	(3,769)	—
Interest income	617	—	3,584	—
Income from equity method interests, net	1,564	—	536	—
Other	—	—	(17)	—
Total other income (loss)	(1,588)	—	334	—
Financing costs, net of capitalized interest	522	—	1,508	—
NET INCOME (LOSS) BEFORE INCOME TAXES	(8,693)	284	(8,468)	(14,754)
Deferred income tax benefit	(505)	(18,924)	(510)	(9,733)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	(8,188)	19,208	(7,958)	(5,021)
Net income attributable to Preferred Unit limited partners	17,480	—	21,623	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	(25,668)	19,208	(29,581)	(5,021)
Net loss attributable to Apache limited partner	(20,804)	—	(23,524)	—
NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS	$(4,864)	$19,208	$(6,057)	$(5,021)
KEY PERFORMANCE METRICS:
Adjusted EBITDA (1)	$17,816	$5,767	$34,012	$(350)
OPERATING DATA:
Average throughput volumes of natural gas (MMcf/d)	467	392	464	286
Average volumes of natural gas processed (MMcf/d)	467	392	464	286

(1)
Adjusted EBITDA is not defined by GAAP and should not be considered an alternative to, or more meaningful than, net income (loss), operating income (loss), net cash provided by (used in) operating activities or any other measures prepared under GAAP. For definitions and reconciliations of Adjusted EBITDA most directly comparable to GAAP measures, see the section entitled “Adjusted EBITDA” above.

Our operations commenced in the second quarter of 2017 and since that time, our only customer has been Apache, although Altus Midstream is pursuing contracts with third-parties that could be accommodated by existing capacity. Our midstream service agreements with Apache contain no minimum volume commitments and as such, our future results of operations may be materially impacted, depending on Apache’s production volumes from Alpine High and our ability to contract third-party business. Refer to Part I, Item 1A — Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and Part I, Item 3 — Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q, for further discussion.

For purposes of the following discussion, any increases or decreases “for the three months ended September 30, 2019” refer to the comparison of the three months ended September 30, 2019 to the three months ended September 30, 2018 and any increases or decreases “for the nine months ended September 30, 2019” refer to the comparison of the nine months ended September 30, 2019 to the nine months ended September 30, 2018.
Midstream Revenues
The following table summarizes the Company’s revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
REVENUES:
Midstream services revenue — affiliate	$34,009	$25,437	$91,994	$50,053
Total revenues	$34,009	$25,437	$91,994	$50,053
All midstream services revenues were generated through our fee-based midstream service agreements with Apache. These services include gas gathering, processing, and transmission. The revenue earned from these services is directly related to the volume of natural gas and NGLs that flow through our systems, and we do not take ownership of the natural gas or NGLs handled for Apache.
Three months ended September 30, 2019 as compared to three months ended September 30, 2018
Midstream services revenue from affiliate increased by $8.6 million to $34.0 million for the three months ended September 30, 2019, as compared to $25.4 million for the three months ended September 30, 2018. The increase was primarily driven by higher throughput of rich natural gas volumes, which increased revenues by approximately $7.8 million for the three months ended September 30, 2019. Lean gas throughput volumes increased throughout the quarter, as Apache ramped up production following deferral of a portion of its gas volumes at Alpine High in April 2019 in response to price weakness in the region.
Nine months ended September 30, 2019 as compared to nine months ended September 30, 2018
Midstream services revenue from affiliate increased by $41.9 million to $92.0 million for the nine months ended September 30, 2019, as compared to $50.1 million for the nine months ended September 30, 2018. Approximately $28.7 million of the increase was primarily driven by higher throughput volumes of natural gas as Apache increased production from Alpine High. The volume increase was partially limited by Apache’s deferral of a portion of its gas volumes at Alpine High beginning April 2019, in response to price weakness in the region. These volumes returned incrementally throughout the third quarter of 2019. A further $11.4 million is attributable to changes in rates pursuant to the terms of new midstream service agreements with Apache, which became effective during 2018.
Costs and Expenses
The following table summarizes the Company’s costs and expenses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Operations and maintenance	$13,063	$16,579	$43,466	$38,798
General and administrative	3,242	1,865	8,314	5,126
Depreciation and accretion	11,710	5,483	28,468	14,404
Impairments	9,338	—	9,338	—
Taxes other than income	3,239	1,226	9,702	6,479
Total costs and expenses	$40,592	$25,153	$99,288	$64,807

Three months ended September 30, 2019 as compared to three months ended September 30, 2018
Operations and maintenance
Operations and maintenance expenses decreased by $3.5 million to $13.1 million for the three months ended September 30, 2019, as compared to $16.6 million for the three months ended September 30, 2018, primarily driven by a decrease in employee related costs and lower repair and maintenance expenses as a result of transitioning to our centralized Diamond cryogenic complex from mechanical refrigeration units.
General and administrative expense
General and administrative (G&A) expense increased by $1.3 million to $3.2 million for the three months ended September 30, 2019, as compared to $1.9 million for the three months ended September 30, 2018, primarily driven by higher expenses incurred related to severance costs, insurance, legal, audit and other public company requirements. These increases were partially offset by lower employee related costs charged to Altus by Apache under the terms of the COMA.
Depreciation and accretion expense
Depreciation and accretion expense increased by $6.2 million to $11.7 million for the three months ended September 30, 2019, as compared to $5.5 million for the three months ended September 30, 2018. The $6.2 million increase represents the timing of placing assets into service following construction activity over the historical period. Depreciation and accretion expense is expected to increase over the next year as a result of the cryogenic plants being placed into service in the second half of 2019.
Impairments
The impairment charge of $9.3 million for the three months ended September 30, 2019 relates to the cancellation of construction on a previously planned compressor station. The Company expects to sell certain of the underlying components in the fourth quarter of 2019. Refer to Note 5 — Property, Plant and Equipment within Part I, Item 1 — Financial Statements of this Quarterly Report on Form 10-Q.
No impairments were recorded for the three months ended September 30, 2018.
Taxes other than income
The increase in taxes other than income was driven by ad valorem taxes, which increased by $2.0 million to $3.2 million for the three months ended September 30, 2019, as compared to $1.2 million for the three months ended September 30, 2018. The $2.0 million increase represents the higher tax assessment in the current year related to completion of construction of certain assets.
Nine months ended September 30, 2019 as compared to nine months ended September 30, 2018
Operations and maintenance
Operations and maintenance expenses increased by $4.7 million to $43.5 million for the nine months ended September 30, 2019, as compared to $38.8 million for the nine months ended September 30, 2018, primarily driven by higher operating costs including contract labor, equipment rentals and supplies as a result of increased throughput volumes.
General and administrative expense
G&A expense increased by $3.2 million to $8.3 million for the nine months ended September 30, 2019, as compared to $5.1 million for the nine months ended September 30, 2018, primarily driven by higher expenses incurred related to severance costs, insurance, legal, audit and other public filing requirements. These increases were partially offset by lower employee related costs charged to Altus by Apache under the terms of the COMA.
Depreciation and accretion expense
Depreciation and accretion expense increased by $14.1 million to $28.5 million for the nine months ended September 30, 2019, as compared to $14.4 million for the nine months ended September 30, 2018. The increase represents the timing of placing assets into service following construction activity over the historical period. Depreciation and accretion expense is expected to increase over the next year as a result of the cryogenic plants being placed into service in the second half of 2019.

Impairments
The impairment charge of $9.3 million for the nine months ended September 30, 2019 relates to the cancellation of construction on a previously planned compressor station. The Company expects to sell certain of the underlying components in the fourth quarter of 2019. Refer to Note 5 — Property, Plant and Equipment within Part I, Item 1 — Financial Statements of this Quarterly Report on Form 10-Q.
Taxes other than income
The increase in taxes other than income was driven by ad valorem taxes, which increased by $3.1 million to $9.5 million for the nine months ended September 30, 2019, as compared to $6.4 million for the nine months ended September 30, 2018. The $3.1 million increase represents the higher tax assessment in the current year related to completion of construction of certain assets.
Other Income (Loss) and Financing Costs, Net of Capitalized Interest
The components of other income, other loss and financing costs, net of capitalized interest are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018(1)	2019	2018(1)
	(In thousands)
Unrealized derivative instrument loss	$(3,769)	$—	$(3,769)	$—
Interest income	617	—	3,584	—
Income from equity method interests, net	1,564	—	536	—
Other	—	—	(17)	—
Total other income (loss)	$(1,588)	$—	$334	$—

Interest expense	$1,496	$2,504	$3,234	$7,054
Amortization of deferred facility fees	237	—	652	—
Capitalized interest	(1,211)	(2,504)	(2,378)	(7,054)
Financing costs, net of capitalized interest	$522	$—	$1,508	$—

(1)
Prior to the Business Combination, the Company’s operations were funded entirely by contributions from Apache. Accordingly, Apache allocated a portion of interest on its corporate debt in determining capitalized interest associated with the development of Alpine High infrastructure.

Unrealized derivative instrument loss
During the three and nine month periods ending September 30, 2019, the Company recognized an unrealized loss of $3.8 million in relation to an embedded feature identified upon the issuance and sale of Series A Cumulative Redeemable Preferred Units (the Preferred Units) in the second quarter of 2019. The associated derivative is recorded on the consolidated balance sheet at fair value. The fair value of the embedded derivative is determined (using an income approach) by a range of factors including: expected future interest rates using the Black-Karasinski model; the Company’s imputed interest rate; the timing of periodic cash distributions and dividend yields of the Preferred Units. Refer to Note 12 — Series A Cumulative Redeemable Preferred Units within Part I, Item 1 — Financial Statements of this Quarterly Report on Form 10-Q for further discussion.
Income from equity method interests
In the third quarter of 2019, the Company completed the acquisition of a 33 percent equity interest in Breviloba, LLC which owns the Shin Oak NGL pipeline project (Shin Oak). Income from equity method interests was positively impacted as a result of this acquisition, as well as from its proportionate share of net income generated by Gulf Coast Express Pipeline LLC, in which the Company has a 16 percent interest. Gulf Coast Express Pipeline LLC operates the Gulf Coast Express Pipeline Project (GCX) which ramped-up throughput volumes during the period, as the project moved toward full service at the end of September 2019. As of September 30, 2019, the Company had exercised four of its five Pipeline Options.

Financing costs, net of capitalized interest
For the three and nine month periods ending September 30, 2019, financing costs incurred, net of capitalized interest were $0.5 million and $1.5 million, respectively. These costs relate to interest, which is not capitalized, on finance lease obligations and amortization of fees on the revolving credit facility entered into by Altus Midstream in November 2018.
Provision for Income Taxes
Altus Midstream Company is subject to U.S. federal income tax and Texas Margin tax. At September 30, 2019, Altus Midstream Company had a net deferred tax asset of $68.6 million, primarily related to its net operating loss carryforward and its investment in Altus Midstream LP. Altus Midstream LP is a partnership for federal income tax purposes and passes through its taxable income to its partners. Thus, Altus Midstream LP does not record a federal income tax provision. Altus Midstream LP is subject to the Texas Margin tax and as such, records a state income tax provision. At September 30, 2019, Altus Midstream LP had a net deferred state income tax liability of $3.1 million.

On June 12, 2019, Altus Midstream issued and sold the Preferred Units in a private offering that admitted additional limited partners with separate rights for the Preferred Unit holders. The Preferred Units are accounted for on the Company’s consolidated balance sheet as a redeemable noncontrolling interest classified as temporary equity. For financial statement reporting purposes, the Company applies a two-step approach to subsequent measurement of the Preferred Units. Under this approach, net income is first allocated to the Preferred Unit holders in accordance with the terms of the Amended LPA. An additional adjustment may be made to increase the carrying amount after the attribution of net income, as further described in Note 12 — Series A Cumulative Redeemable Preferred Units. Both the allocation of net income and any subsequent adjustment based upon accretion of the net transaction price (if applicable) reflect income that will be taxable to the Preferred Unit holders. Accordingly, Altus Midstream Company’s federal income tax provision reflects this income allocation as a reduction in the Company’s effective tax rate.
During the three and nine months ended September 30, 2019, the Company’s effective income tax rate was primarily impacted by the net loss attributable to Apache limited partner, subsequent measurement of the Preferred Units as described above, and the impact of state income taxes. During the three and nine months ended September 30, 2018, the Company’s effective income tax rate was primarily impacted by the release of the valuation allowance.

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes,” which prescribes a minimum recognition threshold a tax position must meet before being recognized in the financial statements. Each quarter, the Company assesses the recognition amount and, as a result, may increase (expense) or reduce (benefit) the amount of interest and penalties. Interest and penalties are recorded as a component of income tax expense. The contributor of Altus Midstream’s operating assets, Apache, is currently under IRS audit for the 2014-2017 tax years as part of its normal course of business.

Key Performance Metrics
Three months ended September 30, 2019 as compared to three months ended September 30, 2018
The Company realized a net loss before income tax of $8.7 million and net income before income tax of $0.3 million for the three months ended September 30, 2019 and 2018, respectively. Adjusted EBITDA increased by $12.0 million for the three months ended September 30, 2019. The increase in Adjusted EBITDA is primarily due to an $8.6 million increase in midstream services revenue from affiliate coupled with a $3.5 million decrease in operations and maintenance expenses and a $2.7 million increase in the Company’s proportionate share of EBITDA generated by its equity interests. These amounts were partially offset by a $2.0 million increase in taxes other than income and a $0.7 million increase in G&A expenses net of separation costs. Net loss before income taxes was detrimentally impacted by a $9.3 million impairment expense recorded in the third quarter of 2019, a $6.2 million increase in depreciation expense, and a $3.8 million expense arising from the fair value measurement of an embedded derivative at September 30, 2019.
Nine months ended September 30, 2019 as compared to nine months ended September 30, 2018
Net loss before income taxes decreased by $6.3 million and Adjusted EBITDA increased by $34.4 million for the nine months ended September 30, 2019, primarily due to a $41.9 million increase in midstream services revenue from affiliate coupled with a $2.8 million increase in the Company’s proportionate share of EBITDA generated by its equity interests. These amounts were partially offset by a $4.7 million increase in operations and maintenance expenses, a $3.2 million increase in taxes other than income and a $2.5 million increase in G&A expenses net of separation costs. Net loss before income taxes was detrimentally impacted by a $13.9 million increase in depreciation expense, a $9.3 million impairment expense recorded in the third quarter of 2019, and a $3.8 million increase to expense arising from the fair value measurement of an embedded derivative at September 30, 2019.

Capital Resources and Liquidity
Altus Midstream Overview
The Company’s proportionate share of costs relating to the Pipeline Options still under construction will require significant capital expenditures in excess of current cash on hand and operational cash flow. As of September 30, 2019, our primary use of capital has been for the initial construction of gathering and processing assets, as well as the exercise of four of the five Pipeline Options and associated subsequent construction costs, as further described below. Prior to the Business Combination, our primary source of liquidity was capital contributions from Apache. During the nine months ended September 30, 2019, the Company’s primary sources of capital were proceeds from the issuance of the Preferred Units, borrowings under the revolving credit facility, and cash generated from operations. While certain of the Pipeline Options are being constructed, ongoing sources of liquidity are expected to be cash generated from operations, which is anticipated to increase over time, and revolving credit facility borrowing capacity.
Based on our current financial plan and related assumptions, we believe our operations and capital program for midstream operations will begin to generate operating cash flows in excess of investment expenditures by year-end 2020. We anticipate using our cash position, revolving credit facility borrowing capacity, and reinvested operating cash flow to fund our near-term capital requirements.
Altus Midstream Capital Requirements
As part of the Business Combination, we obtained the right, but not the obligation, to exercise five Pipeline Options. In the third quarter of 2019, we exercised our fourth Pipeline Option to acquire an approximate 33 percent ownership interest in Shin Oak for approximately $442 million. The project, which is already in service, is expected to have ultimate capacity of approximately 550 MBbl/d and transports NGLs primarily from the Permian Basin to Mont Belvieu, Texas. Shin Oak is owned by Breviloba, LLC (Breviloba) and is operated by Enterprise Products Operating LLC (Enterprise).
As a result, at September 30, 2019, we held the following interests in third-party operated pipelines:

•	A 33.0 percent interest in Shin Oak.

•
A 26.7 percent interest in the Permian Highway Pipeline Project (PHP). PHP is a long-haul pipeline under construction that is expected to have approximately 2.1 Bcf/d of natural gas transportation capacity. The pipeline will transport natural gas from the Waha area in northern Pecos County, Texas, to the Katy, Texas area, with connections to Texas Gulf Coast and other markets. PHP is anticipated to be in service in early 2021.

•
A 16.0 percent interest in GCX, which delivers natural gas from the Waha area in West Texas to Agua Dulce near the Texas Gulf Coast. Full commercial service began at the end of September 2019 and the total capacity of 2.0 Bcf/d is fully subscribed under long-term contracts.

•
A 15.0 percent interest in the EPIC Crude Oil Pipeline Project (EPIC). EPIC is currently under construction and is anticipated to be in service in January 2020. Upon completion, the pipeline is anticipated to have initial capacity of 590 MBbl/d and will transport crude oil from Orla, Texas to the Port of Corpus Christi, Texas.

The Company’s remaining outstanding Pipeline Option can be exercised at any time up until January 31, 2020. With Shin Oak and GCX already in service, we anticipate that the Company’s existing capital resources (discussed below) will be sufficient to fund the Company’s obligations, primarily related to the remaining construction periods of PHP and EPIC.
With construction on all three planned cryogenic processing plants now complete, the Company’s future growth capital requirements in relation to its gathering and processing assets may be directed toward the addition of further cryogenic processing capacity over the next several years, commensurate with throughput increases from Alpine High production and potential third-party volumes.

Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented.

	For the Nine Months Ended September 30,
	2019	2018
	(In thousands)
Sources of cash and cash equivalents:
Redeemable noncontrolling interest - Preferred Unit limited partners, net	$611,249	$—
Proceeds from revolving credit facility	235,000	—
Net cash provided by operating activities	39,436	—
	$885,685	$—
Uses of cash and cash equivalents:
Capital expenditures(1)	$(307,010)	$—
Equity method interests	(1,008,037)	—
Finance lease payments	(17,187)	—
Deferred facility fees	(792)	—
	(1,333,026)	—
Decrease in cash and cash equivalents	$(447,341)	$—

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this document, which include accruals.
Liquidity
The following table presents a summary of the Company’s key financial indicators at the dates presented:

	September 30, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$2,594	$449,935
Total debt	252,562	—
Available committed borrowing capacity	415,000	450,000
Cash and cash equivalents
At September 30, 2019 and December 31, 2018, we had $2.6 million and $449.9 million, respectively, in cash and cash equivalents. The majority of the cash is invested in highly liquid, investment-grade instruments with maturities of three months or less at the time of purchase.
Debt
As of September 30, 2019, the Company had outstanding debt of $252.6 million, of which $17.6 million is related to a finance lease obligation.
Available credit facilities
In November 2018, Altus Midstream entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream’s two, one-year extension options). The agreement for this revolving credit facility, as amended (the Amended Credit Agreement), provides aggregate commitments from a syndicate of banks of $650.0 million until the consolidated net income of Altus Midstream and its restricted subsidiaries, as adjusted pursuant to the agreement (EBITDA), for the immediately preceding fiscal quarter equals or exceeds $175.0 million on an annualized basis (such period, the Initial Period). Upon achieving such EBITDA, the Initial Period ends and aggregate commitments increase to $800.0 million. All aggregate commitments include a letter of credit subfacility of up to $100.0 million and a swingline loan subfacility of up to $100.0 million. After the Initial Period, Altus Midstream may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of September 30, 2019, total outstanding borrowings were $235.0 million and no letters of credit were outstanding under this facility. There were no outstanding borrowings or letters of credit as of December 31, 2018.

Altus Midstream’s revolving credit facility is unsecured and is not guaranteed by the Company, Apache, or any of their respective subsidiaries.
At Altus Midstream’s option, the interest rate per annum for borrowings under its 2018 amended credit facility is either a base rate, as defined, plus a margin, or the London Inter-bank Offered Rate (LIBOR), plus a margin. Altus Midstream also pays quarterly a facility fee at a per annum rate on total commitments. The margins and the facility fee vary based upon (i) the Leverage Ratio until Altus Midstream has a senior long-term debt rating and (ii) such senior long-term debt rating once it exists. The Leverage Ratio is the ratio of (1) the consolidated indebtedness of Altus Midstream and its restricted subsidiaries to (2) EBITDA (as defined in the Amended Credit Agreement) of Altus Midstream and its restricted subsidiaries for the 12-month period ending immediately before the determination date. At September 30, 2019, the base rate margin was 0.10 percent, the LIBOR margin was 1.10 percent, and the facility fee was 0.20 percent. A commission is payable quarterly to lenders on the face amount of each outstanding letter of credit at a per annum rate equal to the LIBOR margin then in effect. Customary letter of credit fronting fees and other charges are payable to issuing banks.
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

There are no clauses in the Amended Credit Agreement that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes. The Amended Credit Agreement has no drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, it does allow the lenders to accelerate payment maturity and terminate lending and issuance commitments for nonpayment and other breaches, and if Altus Midstream or any of its restricted subsidiaries defaults on other indebtedness in excess of the stated threshold, is insolvent, or has any unpaid, non-appealable judgment against it for payment of money in excess of the stated threshold. Lenders may also accelerate payment maturity and terminate lending and issuance commitments if Altus Midstream undergoes a specified change in control or has specified pension plan liabilities in excess of the stated threshold. Altus Midstream was in compliance with the terms of the Amended Credit Agreement as of September 30, 2019.
There is no assurance that the financial condition of banks with lending commitments to Altus Midstream will not deteriorate. We closely monitor the ratings of the banks in our bank group. Having a large bank group allows the Company to mitigate the potential impact of any bank’s failure to honor its lending commitment.
Series A Cumulative Redeemable Preferred Units
On June 12, 2019, Altus Midstream issued and sold the Preferred Units in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the Closing). The Closing occurred pursuant to a Preferred Unit Purchase Agreement among Altus Midstream, the Company, and the purchasers party thereto, dated as of May 8, 2019. A total of 625,000 Preferred Units were sold at a price of $1,000 per Preferred Unit, for an aggregate issue price of $625.0 million. Altus Midstream received approximately $611.2 million in cash proceeds from the sale after deducting transaction costs and discounts to certain purchasers. These proceeds were used to fund ongoing capital contributions related to Altus’ equity interests in the Pipeline Options and repayment of outstanding principal on the revolving credit facility (discussed above).

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

•
The Preferred Units are redeemable at Altus Midstream’s option at any time in cash at a redemption price (the Redemption Price) equal to (a) the greater of (i) an 11.5 percent internal rate of return (increasing to 13.75 percent after the fifth anniversary of Closing), and (ii) a 1.3x multiple of invested capital plus (b) if applicable, the value of any accrued and unpaid distributions. The Preferred Units will be redeemable at the holder’s option upon a change of control or liquidation of Altus Midstream and certain other events, including certain asset dispositions. Subject to compliance with minimum ownership requirements and redemption restrictions of the Amended LPA, Apache’s election to cause its Common Units in Altus Midstream to be redeemed for shares of the Company’s Class A Common Stock or cash (as further discussed in Note 11 — Equity) would not be a change of control.

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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and the Company’s Chief Financial Officer and Treasurer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information we are required to disclose under applicable laws and regulations is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings against us at the time of the filing of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS
Refer to Part I, Item 1A — Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, Part II, Item 1A — Risk Factors of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019 and Part I, Item 3 — Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q. Except as stated herein, there have been no material changes to our risk factors since our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

3.1	–	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 13, 2018, SEC File No. 001-38048).
3.2	–	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed on March 7, 2017, SEC File No. 333-216514).
31.1*	–	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	–	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	–	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.
101*	–
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income (Loss), (iii) Consolidated Balance Sheet, (iv) Statement of Consolidated Cash Flows, (v) Statement of Consolidated Changes in Equity and Noncontrolling Interests and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH*	–	Inline XBRL Taxonomy Schema Document.
101.CAL*	–	Inline XBRL Calculation Linkbase Document.
101.DEF*	–	Inline XBRL Definition Linkbase Document.
101.LAB*	–	Inline XBRL Label Linkbase Document.
101.PRE*	–	Inline XBRL Presentation Linkbase Document.
104*	–	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

ALTUS MIDSTREAM COMPANY

Dated:	October 31, 2019	/s/ Ben C. Rodgers
Ben C. Rodgers
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated:	October 31, 2019	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)