Form 10-K
period 2019-12-31
Altus Midstream Co
filed 2020-03-16
CIK 1692787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-38048
Altus Midstream Company
(Exact name of registrant as specified in its charter)

Delaware	81-4675947
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
One Post Oak Central, 2000 Post Oak Boulevard, Suite 100, Houston, Texas 77056-4400
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (713) 296-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value	ALTM	Nasdaq Global Select Market
Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☒
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes ☐ No ☒
The registrant’s common units were not publicly traded as of the last business day of the registrant’s most recently completed second fiscal quarter.

Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 28, 2019	$244,852,260
Number of shares of registrant’s Class A common stock, $0.0001 issued and outstanding as of February 28, 2020	74,929,305
Number of shares of registrant’s Class C common stock, $0.0001 issued and outstanding as of February 28, 2020	250,000,000
Documents Incorporated By Reference
Portions of registrant’s proxy statement relating to registrant’s 2020 annual meeting of stockholders have been incorporated by reference in Part II and Part III of this Annual Report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS AND RISK
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the Company’s examination of historical operating trends, production and growth forecasts of Apache Corporation’s Alpine High field development and other data in the Company’s possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, its assumptions about:

•	the market prices of oil, natural gas, natural gas liquids (NGLs), and other products or services;

•	pipeline and gathering system capacity;

•	production rates, throughput volumes, reserve levels, and development success of dedicated oil and gas fields;

•	economic and competitive conditions;

•	the availability of capital;

•	cash flow and the timing of expenditures;

•	capital expenditure and other contractual obligations;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative, regulatory, or policy changes;

•	terrorism or cyberattacks;

•	occurrence of property acquisitions or divestitures;

•	the integration of acquisitions;

•	a decline in oil, natural gas, and NGL production, and the impact of general economic conditions on the demand for oil, natural gas, and NGLs;

•	impact of environmental, health and safety, and other governmental regulations and of current or pending legislation;

•	environmental risks;

•	effects of competition;

•	its ability to retain key members of its senior management and key technical employees;

•	increases in interest rates;

•	the effectiveness of its business strategy;

•	changes in technology;

•	market-related risks such as general credit, liquidity, and interest-rate risks;

•	the timing, amount and terms of its future issuances of equity and debt securities; and

•
other factors disclosed under Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in this Annual Report on Form 10-K.

All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. The Company disclaims any obligation to update or revise these statements unless required by securities law. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements it makes in this Annual Report on Form 10-K are reasonable, it can give no assurance that these plans, intentions or expectations will be achieved.

GLOSSARY OF TERMS

The following are abbreviations and definitions of certain terms used in this Annual Report on Form 10-K and certain terms which are commonly used in the exploration, production, and midstream sectors of the oil and natural gas industry:

•	Bbl. One stock tank barrel of 42 United States (U.S.) gallons liquid volume used herein in reference to crude oil, condensate or NGLs.

•	Bbl/d. One Bbl per day.

•	Bcf. One billion cubic feet of natural gas.

•	Bcf/d. One Bcf per day.

•	Btu. One British thermal unit, which is the quantity of heat required to raise the temperature of a one-pound mass of water by one degree Fahrenheit.

•
Field. An area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations.

•	Formation. A layer of rock which has distinct characteristics that differs from nearby rock.

•	MBbl. One thousand barrels of crude oil, condensate or NGLs.

•	MBbl/d. One MBbl per day.

•	Mcf. One thousand cubic feet of natural gas.

•	Mcf/d. One Mcf per day.

•	MMBbl. One million barrels of crude oil, condensate or NGLs.

•	MMBtu. One million British thermal units.

•	MMcf. One million cubic feet of natural gas.

•	MMcf/d. One MMcf per day.

•	NGLs. Natural gas liquids. Hydrocarbons found in natural gas, which may be extracted as liquefied petroleum gas and natural gasoline.

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

Effective February 14, 2019 each of the Altus Midstream Entities’ (as defined herein) names were changed to replace “Alpine High” in each name with “Altus Midstream.”

References to “Altus” and the “Company” include Altus Midstream Company and its consolidated subsidiaries, unless otherwise specifically stated.

PART I
ITEMS 1. and 2. BUSINESS AND PROPERTIES
Corporate History
Altus Midstream Company was originally incorporated on December 12, 2016 in Delaware under the name Kayne Anderson Acquisition Corp. (KAAC), for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. KAAC completed its initial public offering in the second quarter of 2017, after which its securities began separate trading on the Nasdaq Stock Market (Nasdaq).

On August 3, 2018, Altus Midstream LP was formed in Delaware as a limited partnership and wholly-owned subsidiary of the Company. On August 8, 2018, KAAC and Altus Midstream LP entered into a contribution agreement (the Contribution Agreement) with certain wholly-owned subsidiaries of Apache Corporation (Apache), including the Altus Midstream Entities. The Altus Midstream Entities comprise four Delaware limited partnerships (collectively, Altus Midstream Operating) and their general partner (Altus Midstream Subsidiary GP LLC, a Delaware limited liability company), formed by Apache between May 2016 and January 2017 for the purpose of acquiring, developing, and operating midstream oil and gas assets in the Alpine High resource play and surrounding areas (Alpine High).
On November 9, 2018 (the Closing Date) and pursuant to the terms of the Contribution Agreement, KAAC acquired from Apache the entire equity interests of the Altus Midstream Entities and options to acquire equity interests in five separate third-party pipeline projects (the Pipeline Options). The acquisition of the entities and the Pipeline Options is referred to herein as the Business Combination. In exchange, the consideration provided to Apache included economic voting and non-economic voting shares in KAAC and common units representing limited partner interests in Altus Midstream LP (Common Units).
Following the Closing Date and in connection with the closing of the Business Combination:

•	KAAC changed its name to Altus Midstream Company;

•	Altus Midstream Company’s wholly-owned subsidiary, Altus Midstream GP LLC, a Delaware limited liability company (Altus Midstream GP), is the sole general partner of Altus Midstream LP;

•	Altus Midstream Company operates its business through Altus Midstream LP and its subsidiaries, which include Altus Midstream Operating (collectively, Altus Midstream);

•	Altus Midstream Company holds approximately 23.1 percent of the outstanding Common Units and a controlling interest in Altus Midstream LP, while Apache holds the remaining 76.9 percent; and

•	Altus Midstream Company’s Class A common stock, $0.0001 par value (Class A Common Stock), continued trading on the Nasdaq under the new symbol “ALTM.”
While Altus (formerly KAAC) was the surviving legal entity, the Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, Altus Midstream Company was treated as the acquired company for financial reporting purposes. As a result, historical operations of the entities comprising Altus Midstream Operating are deemed to be those of the Company. Thus, the financial statements and related information included in this Annual Report on Form 10-K reflect (i) the historical operating results of Altus Midstream Operating prior to the Closing Date, (ii) the net assets of Altus Midstream Operating at their historical cost, (iii) the consolidated results of Altus and Altus Midstream Operating after the Closing Date, and (iv) Altus’ equity structure for all periods presented.
For further information on the initial public offering, the Business Combination and Altus’ equity structure, refer to Note 2—Recapitalization Transaction and Note 11—Equity set forth in Part IV, Item 15 of this Annual Report on Form 10-K.
Business Overview
Altus Midstream Company has no independent operations or material assets outside its partnership interests in Altus Midstream, which are reported on a consolidated basis. The Company’s segment analysis and presentation is the same as that of Altus Midstream. Altus Midstream owns gas gathering, processing, and transmission assets in the Permian Basin of West Texas, anchored by midstream service contracts to service Apache’s production from Alpine High. Additionally, Altus owns equity interests in a total of four Permian Basin pipelines that will access various points along the Texas Gulf Coast, providing the Company with fully integrated, wellhead-to-water connectivity. The Company’s operations consist of one reportable segment.

Through the Company’s website, www.altusmidstream.com, you can access, free of charge, electronic copies of the charters of the committees of Altus’ Board of Directors, other documents related to corporate governance (including Altus’ Code of Business Conduct), and documents the Company files with the Securities and Exchange Commission (SEC), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Access to these electronic filings is available as soon as reasonably practicable after Altus electronically files such material with, or furnishes it to, the SEC. You may also request printed copies of the Company’s certificate of incorporation, bylaws, committee charters, or other governance documents free of charge by writing to Altus’ corporate secretary at the address on the cover of this Annual Report on Form 10-K. From time to time, the Company also posts announcements, updates, and investor information on its website in addition to copies of all recent press releases. Information on Altus’ website or any other website is not incorporated by reference into, and does not constitute a part of, this Annual Report on Form 10-K.
Assets of Altus Midstream
As of December 31, 2019, Altus Midstream’s assets included approximately 178 miles of in-service natural gas gathering pipelines, approximately 55 miles of residue gas pipelines with four market connections, and approximately 38 miles of NGL pipelines. Three cryogenic processing trains, each with nameplate capacity of 200 MMcf/d, were placed into service during 2019. Other assets include an NGL truck loading terminal with six Lease Automatic Custody Transfer units and eight NGL bullet tanks with 90,000 gallon capacity per tank. The Company’s existing gathering, processing, and transmission infrastructure is expected to provide capacity levels capable of fulfilling its midstream contracts to service Apache’s production from Alpine High and potential third-party customers as market activity in the area continues to develop.
Equity Method Interest Pipelines
As part of the Business Combination, Apache contributed the Pipeline Options to Altus Midstream. As of December 31, 2019, four of the five Pipeline Options had been exercised to acquire various equity interests in the associated third-party pipeline projects (Equity Method Interest Pipelines). Each Equity Method Interest Pipeline is operated by a third-party limited liability entity, as further described below. For a more in-depth discussion of the estimated capital resources, liquidity, and timing associated with each Equity Method Interest Pipeline, please see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part IV, Item 15, Note 10—Equity Method Interests, set forth in this Annual Report on Form 10-K.
Options Exercised
Gulf Coast Express Pipeline Project
On December 18, 2018, Altus Midstream closed on the exercise of its option with Kinder Morgan Texas Pipeline LLC (Kinder Morgan), thereby acquiring a 15 percent equity interest in the Gulf Coast Express Pipeline Project (GCX). Altus Midstream acquired an additional 1 percent equity interest in May 2019, for a total 16 percent equity interest in GCX. GCX is a long-haul natural gas pipeline with capacity of approximately 2.0 Bcf/d and transports natural gas from the Waha area in northern Pecos County, Texas, to the Agua Dulce Hub near the Texas Gulf Coast. GCX is operated by Kinder Morgan and was placed into service in September 2019.
EPIC Crude Oil Pipeline
On March 1, 2019, Altus Midstream closed on the exercise of its option with EPIC Pipeline LP, thereby acquiring a 15 percent equity interest in the EPIC crude oil pipeline (EPIC). The long-haul crude oil pipeline extends from the Orla area in northern Reeves County, Texas to the Port of Corpus Christi, Texas, and has Permian Basin initial throughput capacity of approximately 600 MBbl/d. The project includes terminals in Orla, Pecos, Crane, Wink, Midland, Hobson, and Gardendale, Texas with Port of Corpus Christi connectivity and export access. It services Delaware Basin, Midland Basin, and Eagle Ford Shale production. EPIC is operated by EPIC Consolidated Operations, LLC and was commissioned in February 2020.
Permian Highway Pipeline
On May 17, 2019, Altus Midstream closed on the exercise of its option with Kinder Morgan, thereby acquiring an approximate 26.7 percent equity interest in the Permian Highway Pipeline (PHP). Upon completion, the long-haul natural gas pipeline is expected to have capacity of approximately 2.1 Bcf/d and will transport natural gas from the Waha area in northern Pecos County, Texas to the Katy, Texas area with connections to U.S. Gulf Coast and Mexico markets. PHP will be operated by Kinder Morgan and is expected to be in service in early 2021.

Shin Oak NGL Pipeline
On July 31, 2019, Altus Midstream closed on the exercise of its option with Enterprise Products Operating LLC (Enterprise Products), thereby acquiring a 33 percent equity interest in Breviloba LLC, which owns the Shin Oak NGL Pipeline (Shin Oak). The long-haul NGL pipeline has capacity of up to 550 MBbl/d and transports NGL production from the Orla area in northern Reeves County, Texas, through the Waha area in northern Pecos County, Texas, and on to Mont Belvieu, Texas. Shin Oak is operated by Enterprise Products and was placed into service during 2019.
Option Expired
Salt Creek NGL Pipeline
Altus Midstream’s option to acquire a 50 percent equity interest in the Salt Creek NGL Pipeline, an intra-basin NGL pipeline, was not exercised and expired on March 2, 2020.
Altus’ Relationship with Apache
About Apache
Apache is an independent energy company that explores for, develops, and produces natural gas, crude oil, and NGLs. As a result of the Business Combination, Apache is the largest single owner of the Company’s voting common stock and also has an approximate 76.9 percent noncontrolling interest in Altus Midstream.
Additionally, as a result of the Business Combination, Apache received certain equity instruments, which may impact its ownership and the ownership interest of Altus Midstream LP’s limited partners. For further information on the consideration received by Apache, please refer to Note 2—Recapitalization Transaction and Note 11—Equity, within Part IV, Item 15 of this Annual Report on Form 10-K.
Apache’s Alpine High Resource Play
Altus’ midstream infrastructure and facilities were initially constructed to service Apache’s production from Alpine High. Alpine High lies in the southern portion of the Delaware Basin, primarily in Reeves County, Texas. The play contains multiple geologic formations and target zones spanning the hydrocarbon phase window from dry gas to wet gas to oil. Over the past two years, Apache focused on geological testing and transitioned to initial tests of full-field development of the Alpine High play, drilling 100 wells and 82 wells in 2018 and 2019, respectively. Given the prevailing gas and NGL price environment and disappointing performance of recent multi-well development pads in the second half of 2019, Apache materially reduced planned investment and currently has no future drilling plans at Alpine High.
This reduced investment level prompted Altus management to assess its long-lived infrastructure assets for impairment given the expected reduction to future throughput volumes. As a result of this assessment, Altus recorded impairments on its gathering, processing, and transmission assets in the fourth quarter of 2019. For further discussion of these impairments, please see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1—Summary of Significant Accounting Policies and Note 5—Property, Plant and Equipment in the Notes to Consolidated Financial Statements included within Part IV, Item 15 of this Annual Report on Form 10-K.
Agreements with Apache
The Company and/or its consolidated subsidiaries have entered into certain agreements with Apache. Those material agreements are described in further detail below.
Midstream Service Agreements
Apache has been Altus Midstream’s only customer since operations commenced in the second quarter of 2017, although the Company is pursuing third-party business which could be accommodated by existing and planned capacity. Altus Midstream Operating has contracted to provide gas gathering, compression, processing, transmission, and NGL transmission services pursuant to acreage dedications provided by Apache, comprising the entire Alpine High acreage discussed above. Revenues under these contracts are 100 percent fee-based, resulting in no direct commodity price exposure attributable to these contracts.
In addition, Apache agreed that any gas produced from Apache-operated wells located within the dedication area that is owned by other working interest owners and royalty owners is dedicated to Altus Midstream, so long as Apache has the right to market such gas. The agreements are effective for primary terms beginning on July 1, 2018 and ending March 31, 2032. The primary term will automatically extend for two five-year periods unless Apache provides at least nine months’ prior written notice of its election not to extend the primary term. The covenants under the agreements are intended to run with the land and will be binding on any transferee of the interests within the dedicated area.

Operational Services Agreement
Prior to the Business Combination, Apache provided operations, maintenance, and management services to Altus Midstream Operating, pursuant to an agreement hereby referred to as the “Services Agreement.” In accordance with the terms of that certain Services Agreement, Apache received a fixed fee per month for its overhead and indirect costs incurred on behalf of Altus Midstream Operating. Altus Midstream Operating had no banking or cash management activities prior to the Business Combination, and therefore all costs incurred by Altus Midstream Operating were paid by Apache. In connection with the closing of the Business Combination, the Services Agreement was superseded by the COMA (as defined below).
Construction, Operations, and Maintenance Agreement
In connection with the closing of the Business Combination, the Company entered into a construction, operations, and maintenance agreement with Apache (the COMA), pursuant to which Apache provides certain services related to the design, development, construction, operation, management, and maintenance of the Company’s assets, on the Company’s behalf.
Under the COMA, the Company paid or will pay fees to Apache of (i) $3.0 million from November 9, 2018 through December 31, 2019, (ii) $5.0 million for the period of January 1, 2020 through December 31, 2020, (iii) $7.0 million for the period of January 1, 2021 through December 31, 2021, and (iv) $9.0 million annually thereafter, adjusted based on actual internal overhead and general and administrative costs incurred, until terminated. In addition, Apache may be reimbursed for certain internal costs and third-party costs incurred in connection with its role as service provider under the COMA.
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
Purchase Rights and Restrictive Covenants Agreement
At the closing of the Business Combination, Altus and Apache entered into a purchase rights and restrictive covenants agreement (the Purchase Rights and Restrictive Covenants Agreement). Under the Purchase Rights and Restrictive Covenants Agreement, until the later of the five-year anniversary of the Closing Date or the date on which Apache and its affiliates cease to own a majority of the Company’s voting common stock, Apache is obligated to provide the Company with (i) the first right to pursue any opportunity (including any expansion opportunities) of Apache to acquire or invest, directly or indirectly (including equity interests), in any midstream assets or participate in any midstream opportunities located, in whole or part, within an area covering approximately 1.7 million acres in Reeves, Pecos, Brewster, Culberson, and Jeff Davis Counties in Texas, and (ii) a right of first offer on certain retained midstream assets of Apache.
Amended and Restated Agreement of Limited Partnership of Altus Midstream
At the closing of the Business Combination, the Company, Altus Midstream GP, and Apache entered into an amended and restated agreement of limited partnership of Altus Midstream LP, which was further amended in June 2019 pursuant to a second amended and restated agreement of limited partnership of Altus Midstream LP (the Amended LPA). Altus Midstream GP is the sole general partner of Altus Midstream LP and is ultimately responsible for all operational and administrative decisions of Altus Midstream including the day-to-day management of its business. Altus Midstream GP cannot be removed as the general partner of Altus Midstream LP except by its election and, subject to limited exceptions, may not transfer or assign its general partner interest. The Amended LPA contains certain provisions intended to ensure that a one-to-one ratio is maintained, at all times and subject only to limited exceptions, between (i) the number of outstanding shares of Class A Common Stock, and the number of Common Units held by Altus and (ii) the number of outstanding shares of Class C common stock $0.0001 par value (Class C Common Stock), and the number of Common Units held by Apache.

On June 12, 2019, Altus Midstream LP issued and sold Series A Cumulative Redeemable Preferred Units (the Preferred Units) in a private offering. Concurrently, the Preferred Units were established as a new class of partnership unit representing limited partner interests in Altus Midstream LP pursuant to the terms of the Amended LPA, and the purchasers were admitted as limited partners of Altus Midstream LP. For further details on the terms of the Preferred Units and the rights of the holders thereof, refer to Note 12—Series A Cumulative Redeemable Preferred Units, within Part IV, Item 15 of this Annual Report on Form 10-K.

Lease Agreement
Concurrent with the closing of the Business Combination, Altus Midstream entered into an operating lease agreement with Apache, relating to the use of certain office buildings, warehouse, and storage facilities located in Reeves County, Texas (the Lease Agreement). Under the terms of the Lease Agreement, Altus Midstream shall pay to Apache on a monthly basis the sum of (i) a base rental charge of $44,500 and (ii) an amount based on Apache’s estimate of the annual costs it shall incur in connection with the ownership, operation, repair, and/or maintenance of the facilities. Unpaid amounts accrue interest until settled. The initial term of the Lease Agreement is four years and may be extended by Altus Midstream for three additional, consecutive periods of twenty-four months.
Title to Properties
The Company’s interest in the property on which its assets are located derives from leases, easements, rights-of-way, permits, or licenses from landowners or governmental authorities, permitting the use of such land for its operations. The Company has leased or acquired easements, rights-of-way, permits, or licenses in these lands without any material challenge known to the Company relating to the title to the land upon which its assets are located, and Altus believes that it has satisfactory interests in such lands. In certain situations, the Company elected to allow Apache to acquire easements, rights-of-way, permits, and licenses from landowners to expedite the build-out of midstream infrastructure. Other than the aforementioned Apache real property, the Company has no knowledge of any challenge to the underlying fee title of any material lease, easement, right-of-way, permit, or license held by it or to its title to any material lease, easement, right-of-way, permit, or lease, and the Company believes that it has satisfactory title to all of its material leases, easements, rights-of-way, permits, and licenses.
Seasonality
While the results of gathering, processing, and transmission are not materially affected by seasonality, from time to time the Company’s operations and construction of assets can be impacted by inclement weather.
Competition
The business of providing gathering, compression, processing, and transmission services for natural gas and NGLs is highly competitive. Altus faces strong competition in obtaining natural gas and NGL volumes, including from major integrated and independent exploration and production companies, interstate and intrastate pipelines, and other companies that gather, compress, treat, process, transmit, or market natural gas and NGLs. Competition for supplies is primarily based on geographic location of facilities in relation to production or markets, the reputation, efficiency, and reliability of the midstream company, and the pricing arrangements offered by the midstream company. For areas where acreage is not dedicated to Altus, the Company will compete with similar enterprises in providing additional gathering, compression, processing, and transmission services in the same area of operation.
Regulation
Natural Gas Pipeline Regulation
Intrastate transportation of natural gas is largely regulated by the state in which such transportation takes place. To the extent that an intrastate natural gas transportation system transports natural gas in interstate commerce, the rates, terms, and conditions of such services are subject to Federal Energy Regulatory Commission (FERC) jurisdiction under Section 311 of the Natural Gas Policy Act of 1978 (NGPA). The NGPA regulates, among other things, the provision of transportation services by an intrastate natural gas pipeline on behalf of a local distribution company or an interstate natural gas pipeline. The rates, terms, and conditions of some transportation services provided on the Company’s intrastate pipeline are subject to FERC regulation pursuant to Section 311 of the NGPA. Under Section 311 of the NGPA, rates charged for interstate transportation must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest. The terms and conditions of service set forth in the intrastate facility’s statement of operating conditions for transportation service under Section 311 of the NGPA are also subject to FERC review and approval. Failure to observe the service limitations applicable to transportation services under Section 311 of the NGPA, failure to comply with the rates approved by the FERC for Section 311 of the NGPA service, or failure to comply with the terms and conditions of service established in the pipeline’s FERC-approved statement of operating conditions could result in an alteration of jurisdictional status and/or the imposition of administrative, civil, and criminal remedies.

Intrastate natural gas operations in Texas are also subject to regulation by various agencies in Texas, principally the Railroad Commission of Texas (RRC). Altus intrastate pipeline operations in Texas are also subject to the Texas Utilities Code and the Texas Natural Resources Code, as implemented by the RRC. Generally, the RRC is vested with authority to ensure that rates, operations, and services of gas utilities, including intrastate pipelines, are just and reasonable and not discriminatory. The rates charged for transportation services are deemed just and reasonable under Texas law unless challenged in a customer or RRC complaint. Failure to comply with the Texas Utilities Code or the Texas Natural Resources Code can result in the imposition of administrative, civil, and criminal remedies.
Natural Gas Gathering Regulation
Section 1(b) of the Natural Gas Act (NGA) exempts natural gas gathering facilities from the jurisdiction of the FERC. It is the Company’s belief that its natural gas gathering pipeline system meets the traditional tests the FERC has used to establish a pipeline’s status as a gathering pipeline not subject to FERC jurisdiction. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of substantial litigation and varying interpretations, so the classification and regulation of the Company’s natural gas pipeline system could be subject to change based on future determinations by the FERC and the courts. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation.
In Texas, the Altus natural gas pipeline system is subject to regulation by the RRC under the Texas Utilities Code and the Texas Natural Resources Code in the same manner as described above for intrastate pipeline transportation facilities. The Company’s natural gas pipeline system is also subject to state ratable take and common purchaser statutes in Texas. The ratable take statute generally requires gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. Similarly, the common purchaser statute generally requires gatherers to purchase without undue discrimination as to source of supply or producer. These statutes are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply.
Natural Gas Liquids Pipeline Regulation
Transmission services rendered by Altus are subject to the regulation of the RRC. The RRC has the authority to regulate rates, though it generally has not investigated the rates or practices of intrastate pipelines in the absence of shipper complaints.
Employee Safety
Altus complies with the requirements of the Occupational Safety and Health Administration (OSHA) and comparable state laws that regulate the protection of the health and safety of workers. In addition, with respect to OSHA hazard communication standards, the Company believes that its operations are in substantial compliance with OSHA requirements, including general industry standards, hazard communication, record keeping requirements, and monitoring of occupational exposure to regulated substances.
Pipeline Safety Regulations

Some of Altus’ pipelines are subject to regulation by the U.S. Department of Transportation’s (DOT) Pipeline and Hazardous Materials Safety Administration (PHMSA) pursuant to the Natural Gas Pipeline Safety Act of 1968 (NGPSA), with respect to natural gas, and the Hazardous Liquids Pipeline Safety Act of 1979 (HLPSA), with respect to NGLs. The NGPSA and HLPSA regulate safety requirements in the design, construction, operation, and maintenance of natural gas, crude oil, and NGL pipeline facilities, while the Pipeline Safety Improvement Act of 2002 (PSIA) establishes mandatory inspections for all U.S. crude oil, NGL, and natural gas transmission pipelines in high consequence areas (HCAs), the violation of which can result in administrative, civil, and criminal penalties, including civil fines, injunctions, or both.
PHMSA regularly revises its pipeline safety regulations. For example, on January 13, 2017, PHMSA issued a pre-publication final rule that included new hazardous liquid pipeline safety regulations extending certain regulatory reporting requirements to all hazardous liquid gathering (including oil) pipelines. However, on January 24, 2017, PHMSA withdrew the final rule for further review in compliance with a regulatory freeze implemented by the Trump Administration on January 20, 2017.
Recently, the RRC adopted rules that require operators of natural gas and hazardous liquid gathering lines in rural areas to report accidents, conduct investigations, and perform necessary corrective action.
States are largely preempted by federal law from regulating pipeline safety for interstate lines but most are certified by the DOT to assume responsibility for enforcing federal intrastate pipeline regulations and inspection of intrastate pipelines. States may adopt stricter standards for intrastate pipelines than those imposed by the federal government for interstate lines; however, states vary considerably in their authority and capacity to address pipeline safety. State standards may include requirements for facility design and management in addition to requirements for pipelines. The Company believes that its pipeline operations are in substantial compliance with applicable PHMSA and state requirements; however, due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, there can be no assurance that future compliance with PHMSA or state requirements will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
Environmental Matters
General
Many of the operations and activities of Altus’ pipelines, gathering systems, processing plants, and other facilities are subject to significant federal, state, and local environmental laws and regulations, the violation of which can result in administrative, civil, and criminal penalties, including civil fines, injunctions, or both. Compliance with existing and anticipated environmental laws and regulations increases the Company’s overall costs of doing business, including costs of planning, constructing, and operating plants, pipelines, and other facilities, as well as capital expenditures necessary to maintain or upgrade equipment and facilities. Similar costs are likely upon changes in laws or regulations and upon any future acquisition of operating assets.
The Company believes that its operations are in substantial compliance with applicable environmental regulations and attempts to anticipate future regulatory requirements that might be imposed and plan accordingly. While any new or amended laws and regulations or reinterpretation of existing laws and regulations would not be expected to be any more burdensome to Altus than to other, similarly situated operators, there can be no assurance that future compliance with any new environmental requirements will not have an adverse effect on the Company’s financial condition, results of operations, or cash flows.
Hazardous Substances and Solid Waste
Under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), also known as the federal “Superfund” law, certain classes of persons that contribute to a release of a “hazardous substance” into the environment may be subject to joint and several liability for the costs of cleaning up and restoring sites where hazardous substances have been released into the environment and for damages to natural resources. CERCLA also authorizes the U.S. Environmental Protection Agency (EPA) and, in some cases, third parties to take actions in response to threats to public health or the environment and to seek recovery of costs they incur from the potentially responsible classes of persons. Potentially responsible persons include the owner or operator of the site where a release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at an off-site location, such as a landfill. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or solid wastes released into the environment. Although petroleum, natural gas, and NGLs are excluded from CERCLA’s definition of a “hazardous substance,” in the course of ordinary operations, the Company may generate wastes that may fall within the definition of a “hazardous substance.” In addition, there are other laws and regulations that can create liability for releases of petroleum, natural gas, or NGLs. Moreover, the Company may be responsible under CERCLA or other laws for all or part of the costs required to clean up sites at which such substances have been released or disposed. The Company has not received any notification that it may be potentially responsible for cleanup costs under CERCLA or any analogous federal, state, or local law.
Altus also generates, and may in the future generate, both hazardous and nonhazardous solid wastes that are subject to the requirements of the Resource Conservation and Recovery Act (RCRA) and/or comparable state statutes. From time to time, the EPA and state regulatory agencies have considered the adoption of stricter disposal standards for nonhazardous wastes, including crude oil, condensate, and natural gas wastes. Moreover, it is possible that some wastes the Company generates that are currently exempted from the definition of hazardous waste may in the future lose this exemption and be designated as “hazardous wastes,” resulting in the wastes being subject to more rigorous and costly management and disposal requirements. Additionally, the Toxic Substances Control Act (TSCA) and analogous state laws impose requirements on the use, storage, and disposal of various chemicals and chemical substances. Changes in applicable laws or regulations may result in an increase in the Company’s capital expenditures or plant operating expenses or otherwise impose limits or restrictions on its production and operations.
Solid waste disposal practices within the oil, natural gas, and NGL industries have improved over the years with the passage and implementation of various environmental laws and regulations. While the Company is not aware of any significant releases of hydrocarbons or other solid wastes on or under the various properties owned, leased, or operated by Altus, such releases may nevertheless have occurred during the prior operating history of those properties. In addition, a number of these properties may have been operated by third parties over whose operations and hydrocarbon and waste management practices the Company had no control. These properties and any wastes disposed thereon may be subject to the Safe Drinking Water Act, CERCLA, RCRA, TSCA, and analogous state laws. Under these laws, Altus could be required, alone or in participation with others, to remove or remediate previously disposed wastes or property contamination, if present, including groundwater contamination, or to take action to prevent future contamination.

Air Emissions
The Company’s current and future operations are subject to the Clean Air Act (CAA) and regulations promulgated thereunder and under comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including the Company’s facilities, and impose various control, monitoring, and reporting requirements. Pursuant to these laws and regulations, Altus may be required to obtain environmental agency pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in an increase in existing air emissions, obtain and comply with the terms of air permits, which include various emission and operational limitations, or use specific emission control technologies to limit emissions. Altus likely will be required to incur certain capital expenditures in the future for air pollution control equipment in connection with maintaining or obtaining governmental approvals addressing air emission-related issues. Failure to comply with applicable air statutes or regulations may lead to the assessment of administrative, civil, or criminal penalties and may result in the limitation or cessation of construction or operation of certain air emission sources or require the Company to incur additional capital expenditures. The Company cannot predict the costs of compliance with any modified or newly issued rules.
The EPA has finalized a rule regarding alternative criteria for aggregating multiple small surface sites into a single source for air quality permitting purposes. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting processes and requirements across the oil and gas industry.
As a result of this continued regulatory focus and other factors, additional air emissions regulation of the oil and gas industry remains possible. Compliance with such rules could result in additional costs, including increased capital expenditures and operating costs for Altus and for other companies in its industry. Compliance with such rules, as well as any new state rules, may also make it more difficult for Altus suppliers and customers to operate, thereby reducing the volume of natural gas transmitted through the Company’s pipelines, which may adversely affect the Company’s business.
Climate Change

The EPA has adopted regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration (PSD) construction and Title V operating permit reviews for certain large stationary sources that emit greenhouse gasses (GHGs). Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA on a case-by-case basis.
In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore crude oil and natural gas production sources in the U.S. on an annual basis. Efforts have also been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. Further regulatory, legislative, and judicial developments are likely to occur. Such developments in GHG initiatives may affect Altus and other companies operating in the oil and gas industry. Certain tort claims alleging property damage have been brought against GHG emissions sources, which may increase the Company’s litigation risk for such claims. Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, the Company cannot predict the financial impact of related developments.
Federal or state legislative or regulatory initiatives that regulate or restrict emissions of GHG in areas in which Altus conducts business could adversely affect the availability of, or demand for, the products the Company stores, transmits, and processes and, depending on the particular program adopted, could increase the costs of Altus operations, including costs to operate and maintain facilities, install new emission controls on facilities, acquire allowances to authorize GHG emissions, pay any taxes related to GHG emissions, and/or administer and manage a GHG emissions program. The Company may be unable to recover any such lost revenues or increased costs in the rates charged to customers, and any such recovery may depend on events beyond its control, including the provisions of any final legislation or regulations. Reductions in the Company’s revenues or increases in expenses as a result of climate control initiatives could have adverse effects on the Company’s business, financial condition, results of operations, or cash flows.
Finally, some scientific studies have concluded that increasing concentrations of GHGs in the atmosphere could lead to climate change, which could result in the increased frequency and severity of climate events, including storms, floods, and fires. If any such effects were to occur, there may be an increased potential for adverse effects on the Company’s assets and operations.
Hydraulic Fracturing and Wastewater
The Federal Water Pollution Control Act (the CWA) and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including NGL-related wastes, into state waters or waters of the United States. Regulations promulgated pursuant to the CWA require that entities that discharge into federal and state waters obtain National Pollutant Discharge Elimination

System permits and/or state permits authorizing these discharges. The CWA and analogous state laws assess administrative, civil, and criminal penalties for discharges of unauthorized pollutants into waters of the U.S. and impose substantial liability for the costs of removing spills from such waters.
It is common for Altus’ customers or suppliers to recover natural gas from deep shale formations through the use of hydraulic fracturing, combined with sophisticated horizontal drilling. Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal level and in some states and localities have been initiated to require or make more stringent the permitting and other regulatory requirements for hydraulic fracturing operations of customers and suppliers.
In some cases, hydraulic fracturing has been banned. Additional regulatory burdens in the future, whether federal, state, or local, could increase the cost of or restrict the ability of Altus’ customers or suppliers to perform hydraulic fracturing. As a result, any increased federal, state, or local regulation could reduce the volumes of crude oil and natural gas that the Company’s customers move through the Company’s gathering and processing systems, which would materially adversely affect the Company’s financial condition, results of operations, or cash flows.
Endangered Species and Migratory Birds
The Endangered Species Act of 1973 (ESA) and analogous state laws restrict activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act of 1918 (MBTA). Some of Altus Midstream’s pipelines may be located in areas that are designated as habitats for endangered or threatened species or flightways for migratory birds, potentially exposing it to liability for impacts on an individual member of a species or to habitat. The ESA can also make it more difficult to secure a federal permit for a new pipeline.
Emerging Growth Company Status
Altus is an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (JOBS Act). As such, the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, and reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements. If some investors find Altus securities less attractive as a result, there may be a less active trading market for Altus’ securities and the prices of Altus’ securities may be more volatile.
In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company does not intend to take advantage of the benefits of this extended transition period.
Altus will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following April 4, 2022, the fifth anniversary of the completion of its initial public offering, (b) in which Altus has total annual gross revenue of at least $1.07 billion, or (c) in which Altus is deemed to be a large accelerated filer, which means the market value of Class A Common Stock that is held by non-affiliates exceeds $700.0 million as of the last business day of Altus’ prior second fiscal quarter (typically June 30th), and (2) the date on which Altus has issued more than $1.0 billion in non-convertible debt during the prior three-year period.
Employees
The Company has no employees. All individuals who conduct business for Altus are employed by Apache. Per the terms of the COMA, Apache operates, maintains and administers the Company’s operations and also provides management services.
Offices
Altus does not own any real estate or other physical properties materially important to its operation. The Company’s executive office is located at One Post Oak Central, 2000 Post Oak Boulevard, Suite 100, Houston, Texas 77056-4400. Refer to the “Agreements with Apache—Lease Agreement” section above for further discussion.

ITEM 1A. RISK FACTORS

RISK FACTORS
The following risk factors apply to the Company’s business and operations. These risk factors are not exhaustive and investors are encouraged to perform their own investigation with respect to the Company’s business, financial condition and prospects. You should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K, including matters addressed in the section above entitled “Forward-Looking Statements and Risk.” Altus may face additional risks and uncertainties that are not presently known to the Company, or that Altus currently deems immaterial, which may also impair its business or financial condition. The following discussion should be read in conjunction with the Company’s financial statements and notes to the financial statements included herein.
Risks Related to the Business of Altus Midstream
The Company’s business activities and the value of its securities are subject to significant hazards and risks, including those described below. If any of such events should occur, Altus’ business, financial condition, liquidity, and/or results of operations could be materially harmed, and holders and purchasers of Altus’ securities could lose part or all of their investments. Additional risks relating to Altus’ securities may be included in the prospectuses for securities the Company may issue in the future.
Altus derives a substantial portion of its revenue from Apache, and its plans for growth will heavily depend on Apache’s growth in Alpine High. If Apache changes its business strategy in Alpine High, alters its current drilling and development plan on acreage dedicated to Altus, or otherwise significantly reduces the volumes of natural gas or NGLs with respect to which Altus performs midstream services, Altus’ revenue would decline and its business, financial condition, results of operations, and cash flows would be materially and adversely affected.
All of the Company’s current commercial agreements are with Apache, and, as a result, Altus derives substantially all of its revenue from Apache. Accordingly, Altus will be subject to the operational and business risks of Apache, the most significant of which include the following:

•
a further reduction in or slowing of Apache’s drilling and development plans for or deferrals of production from the acreage dedicated to the Company, which would directly and adversely impact demand for Altus’ midstream services;

•
the price, and the volatility of the price, of crude oil, natural gas, and NGLs, which could have a negative effect on Apache’s drilling and development plans for the acreage dedicated to the Company or Apache’s ability to finance its operations and drilling and completion costs relating to the acreage dedicated to Altus;

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
In addition, Altus will be indirectly subject to the business risks of Apache generally and other factors, including, among others:

•	Apache’s financial condition, credit ratings, leverage, market reputation, liquidity, and cash flows;

•	Apache’s ability to maintain or replace its reserves;

•	adverse effects of governmental and environmental regulation on Apache’s upstream operations; and

•	losses, if any, from Apache’s pending or future litigation.

Further, Altus does not have control over Apache’s business decisions and operations, and Apache is under no obligation to adopt a business strategy that is favorable to the Company. For example, Apache may decide to allocate capital that Altus expects to be spent in Alpine High to other parts of its business. Thus, Altus will be subject to the risk of cancellation of planned development, nonperformance of commitments with respect to future dedications, and other nonpayment or nonperformance by Apache, including with respect to its commercial agreements, which do not contain minimum volume commitments. Furthermore, the Company cannot predict the extent to which Apache’s businesses would be impacted if conditions in the energy industry were to deteriorate nor can Altus estimate the impact such conditions would have on Apache’s ability to execute its drilling and development plan on the acreage dedicated to the Company or to perform under their commercial agreements. Any material nonpayment or nonperformance by Apache under their commercial agreements would have a significant adverse impact on Altus’ business, financial condition, results of operations, and cash flows.
The long-term commercial agreements between the Company and Apache have initial terms of approximately 14 years, through March 31, 2032, which may be extended by Apache for two five-year periods. There is no guarantee that Apache will extend these agreements beyond the initial terms or that Altus will be able to renew or replace these agreements on equal or better terms, or at all, upon their expiration. The Company’s ability to renew or replace these commercial agreements following their expiration at rates sufficient to maintain the current revenues and cash flows of the Company could be adversely affected by activities beyond Altus’ control, including the activities of its competitors and Apache.
In addition to Altus’ commercial agreements with Apache, the Company may engage in significant business with new third-party customers or enter into material commercial contracts with customers with whom the Company does not have material commercial arrangements or commitments today and who may not have investment grade credit ratings. To the extent the Company derives substantial income from, or commits to capital projects to service, new or existing customers, each of the risks indicated above would apply to such arrangements and customers.
Because the Company has a limited operating history and have generated minimal revenues and operating cash flows, it may be difficult to evaluate its business and ability to successfully implement its business strategy.
Because of the Company’s limited operating history, the operating performance of the Company’s assets and business strategy are not yet proven. Construction of Altus’ midstream assets began in the fourth quarter of 2016, and the Company has only generated minimal revenues and operating cash flows since such time. As a result, it may be difficult for you to evaluate the Company’s business and results of operations to date and to assess its future prospects.
In addition, Altus may encounter risks and difficulties experienced by companies whose performance is dependent upon newly constructed assets, such as its assets failing to function as expected, higher than expected operating costs, equipment breakdown or failures, and operational errors. The Company may be less successful in achieving a consistent operating level capable of generating cash flows from its operations as compared to a company whose major assets have had longer operating histories. In addition, Altus may be less equipped to identify and address operating risks and hazards in the conduct of its business than those companies whose major assets have had longer operating histories.
If the Company seeks to acquire assets or businesses but are unable to do so on economically acceptable terms or are unable to successfully integrate any acquired assets or operations, its future growth will be limited.
From time to time, the Company may evaluate and seek to acquire assets or businesses that it believes complement its existing business and related assets. The Company may acquire assets or businesses that it plans to use in a manner materially different from their prior owners’ uses. Any acquisition involves potential risks, including:

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

Any assessment of these risks will be inexact and may not reveal or resolve all existing or potential problems associated with an acquisition. Realization of any of these risks could adversely affect the Company’s financial condition, results of operations, and cash flows. If Altus consummates any future acquisition, its capitalization and results of operations may change significantly.
Altus owns or operates a portion of its business with one or more equity interest partners or in circumstances where Altus is not the operator, which may restrict its operational and corporate flexibility; actions taken by other partners or third-party operators may materially impact its financial position and results of operations, and Altus may not realize the benefits it expects to realize from an equity interest.
As is common in the midstream industry, Altus owns or operates one or more of its properties with one or more equity interest partners or contracts with a third-party to control operations. These relationships require the Company to share operational and other control or to defer to another party’s control, such that it does not have the flexibility to control the development of these properties. If Altus does not timely meet its financial commitments in such circumstances, its rights to participate may be adversely affected. If an equity interest partner is unable or fails to pay its portion of development costs or if a third-party operator does not operate in accordance with the Company’s expectations, the Company’s costs of operations could be increased. Altus could also incur liability as a result of actions taken by an equity interest partner or third-party operator. Disputes between Altus and the other party or parties in an equity interest may result in litigation or arbitration that would increase the Company’s expenses, delay or terminate projects and distract the Company’s officers and directors from focusing their time and effort on Altus’ business.
If any of the Equity Method Interest Pipelines experience cost overruns or do not generate the cash flows Altus expects, the Company’s plans for growth will be impaired.
The Company’s strategy to grow its business depends in part on its equity interests in the Equity Method Interest Pipelines. Altus can offer no assurance that the Equity Method Interest Pipelines will perform as expected. The Company’s equity interests pertain to pipelines that have recently commenced operations or are under construction. If applicable pipelines do not perform as expected, Altus may experience losses in relation to its equity interests.
In addition, each of the Equity Method Interest Pipelines is subject to risks associated with construction delays, cost over-runs, operational hazards, environmental matters, regulatory matters, and legal matters, as well as other risks and uncertainties, many of which are beyond the control of the operator of the pipeline. If any of these matters materially delay completion of an Equity Method Interest Pipeline, including the planned completion of construction for PHP, the holders of interests in such Equity Method Interest Pipeline may re-evaluate the economics and feasibility of completing the project, which may result in a decision to materially defer completion of the project or terminate or abandon the project entirely. If any of these risks were to materialize or if an Equity Method Interest Pipeline, including PHP, were to be terminated or abandoned, Altus’ financial condition, results of operations, and cash flows could be adversely affected.
Altus is required to make significant capital contributions to the owners of the Equity Method Interest Pipelines for Altus’ share of the capital expenditures, which could have a material adverse effect on its business, financial condition, results of operations, and cash flows.
The Company currently owns non-operating equity interests in the Equity Method Interest Pipelines. The Company is required to fund its share of any remaining capital expenditures required to complete construction of the applicable pipelines. Once a pipeline is operational, as a non-operating, minority owner, Altus will have limited or no control over decisions to make maintenance and capital expenditures on the pipeline. To the extent that the operator of one of the Equity Method Interest Pipelines decides to make additional capital expenditures for the pipeline, Altus could be required to contribute additional capital to maintain its ownership interest, which could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.
Altus does not have any employees and relies entirely on services provided by Apache’s employees.
The Company does not have any employees. Instead, Altus relies entirely on Apache’s employees to conduct the Company’s business and activities pursuant to the COMA. Apache conducts businesses and activities of its own in which Altus does not have an economic interest. As a result, there could be material competition for the time and effort of the officers and employees who provide services to Altus and Apache. If Apache’s employees who provide services to the Company do not devote sufficient attention to the management and operation of Altus’ business and activities, Altus’ business, financial condition, results of operations, and cash flows could be materially and adversely affected.

The COMA is subject to termination by Altus or Apache under certain circumstances, including if Apache and its affiliates no longer own a direct or indirect interest in at least 50 percent of the voting or other equity securities of the Company. Should the COMA be terminated by Altus or Apache, Altus will be required to attract and hire employees to perform the services currently performed by Apache’s employees under the COMA or otherwise contract with third parties for the provision of such services, which, in either case, could subject Altus to substantial additional costs, could cause significant disruptions to Altus’ business, may be on terms less favorable than the terms of the COMA, and, as a result, Altus’ financial condition, results of operations, and cash flows could be adversely affected.
The services that the Company offers require laborers skilled in multiple disciplines, such as equipment operators, mechanics, and engineers, among others. In the event that the COMA is terminated and the Company is required to attract and hire employees, its business will be dependent on its ability to recruit, retain, and motivate employees. Certain circumstances, such as an aging workforce without appropriate replacements, a mismatch of existing skill sets to future needs, competition for skilled labor, or the unavailability of contract resources, may lead to operating challenges, such as a lack of resources, loss of knowledge, or a lengthy time period associated with skill development. Altus’ costs, including costs for contractors to replace employees, productivity costs, and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect the Company’s ability to manage and operate its business. If the Company is unable to successfully attract and retain an appropriately qualified workforce, its financial condition, results of operations, or cash flows could be adversely affected.
Altus’ executive officers and directors may face potential conflicts of interest in managing the Company’s business.
Altus’ executive officers and certain directors are also officers or employees of Apache. These relationships may create conflicts of interest regarding corporate opportunities and other matters. The resolution of any such conflicts may not always be in the Company’s or its stockholders’ best interests. In addition, these overlapping executive officers and directors allocate their time among Altus and Apache. These officers and directors face potential conflicts regarding the allocation of their time, which may adversely affect the Company’s business, results of operations, and financial condition.
All of Altus’ gathering and processing operations are located in Alpine High, making it vulnerable to risks associated with having revenue-producing operations concentrated in one geographic area.
Altus’ revenue-producing operations are geographically concentrated in Alpine High of the Southern Delaware Basin of West Texas, causing the Company to be disproportionately exposed to risks associated with regional factors. The concentration of the Company’s operations in this region increases its exposure to unexpected events that may occur in this region, such as natural disasters. Furthermore, the Company may be exposed to increases in costs as a result of regional economic conditions and availability of goods and services. For example, Altus is relying on temporary power sources until local utilities can install permanent power. If availability of permanent power from local service providers is delayed, the Company’s results of operations could be adversely impacted. In addition, the Company relies on the availability of a skilled labor force, which could become more expensive (or at certain times, unavailable) if the labor market in the Permian Basin continues to tighten. Any one of these events has the potential to have a significant adverse impact on the Company’s operations and growth plans, decrease cash flows, increase operating and capital costs, and prevent development within originally anticipated time frames. Any of these risks could adversely affect the Company’s financial condition, results of operations, or cash flows.
Altus is dependent on the supply of natural gas and NGLs to its system, and any decrease in the supply of such commodities could adversely affect its financial condition, results of operations, or cash flows.
Altus currently generates substantially all of its revenues under agreements with Apache’s upstream development located in Alpine High. None of these agreements contain minimum volume commitments, and, therefore, the Company’s cash flows, other than cash flows from Equity Method Interest Pipelines, will depend upon the volumes Apache produces in Alpine High for so long as Apache is the Company’s sole or most significant customer. Further, the Company may not be able to obtain additional contracts for natural gas and NGL supplies. If the Company is unable to maintain or increase the volumes on its system by accessing new supplies to offset the natural decline in its customers’ reserves, the Company’s business and financial results could be adversely affected. In addition, the Company’s future growth will depend in part upon whether it can contract for additional supplies at a greater rate than the rate of natural decline in its current supplies.

Fluctuations in energy prices can greatly affect production rates and investments by Apache and third parties in the development of new crude oil and natural gas reserves. Altus could see continued downward pressure on future drilling activity in Alpine High if commodity prices decline below current levels, which may result in lower throughput volumes. Tax policy changes or additional regulatory restrictions on development could also have a negative impact on drilling activity, reducing supplies of product available to the Company’s system and assets. Altus has no control over Apache or other producers and depend on them to maintain sufficient levels of drilling activity. An ongoing decrease in the level of drilling activity or a material decrease in production in the Company’s area of operation for a prolonged period, as a result of continued depressed commodity prices or otherwise, would adversely affect its financial condition, results of operations, and cash flow.
Any decrease in the volumes that Altus gathers, processes, or transmits would adversely affect its financial condition, results of operations, or cash flows.
The Company’s financial performance depends to a large extent on the volumes of natural gas and NGLs gathered, processed, and transmitted on its assets. Decreases in the volumes of natural gas and NGLs that Altus gathers, processes, or transmits would directly and adversely affect its financial condition, results of operations, or cash flows. These volumes can be influenced by factors beyond Altus’ control, including:

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
The volumes of natural gas and NGLs gathered, processed, and transmitted on the Company’s assets also depend on the production from the region that supplies its systems. Supply of natural gas and NGLs can be affected by many of the factors listed above, including commodity prices, the decision to recover or reject ethane from rich-gas processed through the Company’s rich-gas processing facilities, and weather. In order to increase throughput levels on the Company’s system, the Company must obtain new sources of natural gas and NGLs.
The primary factors affecting the Company’s ability to obtain new sources of natural gas and NGLs include:
•Apache’s drilling activity in Altus’ area of operations;
•the level of successful leasing, permitting, and drilling activity in Altus’ area of operation;
•the Company’s ability to compete for volumes from new wells; and
•the Company’s ability to compete successfully for volumes from sources connected to other pipelines.
Altus has no control over the level of drilling activity in its area of operation, the amount of reserves associated with wells connected to its system, or the rate at which production from a well declines. Furthermore, the Company does not have minimum volume commitments in its current commercial agreements with Apache that would otherwise generate a minimum amount of cash in the event that Apache’s production in Alpine High declines or ceases. Likewise, the Company has no control over producers or their drilling or production decisions, which are affected by, among other things, commodity prices, the availability and cost of capital, levels of reserves, availability of drilling rigs, and other costs of production and equipment.
Apache may suspend, reduce, or terminate its obligations under its commercial agreements with Altus in certain circumstances, which could have a material adverse effect on Altus’ financial condition, results of operations, and cash flow.
Altus Midstream Gathering LP, Altus Midstream Processing LP, Altus Midstream NGL Pipeline LP, and Altus Midstream Pipeline LP are parties to a Gas Gathering Agreement, a Gas Processing Agreement, an NGL Transportation Services Agreement (TSA), and a Residue Gas TSA, respectively, with Apache. Each of these agreements includes provisions that permit Apache to suspend, reduce, or terminate its obligations under the agreement if certain events occur. These events include force majeure events that would prevent the Company from performing some or all of the required services under the applicable agreement. Apache, as the counterparty under these commercial agreements, has the discretion to make such decisions, notwithstanding the fact that they may significantly and adversely affect the Company. Any such reduction, suspension, or termination of Apache’s obligations under these agreements would have a material adverse effect on the Company’s financial condition, results of operations, and cash flow.
While Apache has granted Altus a right of first offer to provide additional midstream services and acquire Apache’s retained midstream assets in Alpine High, Apache does not have to accept the Company’s offer if a competitor provides more attractive economic terms.
Apache has granted Altus a right of first offer to provide additional midstream services and acquire Apache’s retained midstream assets in Alpine High. Although Apache granted Altus this right of first offer, the Company can make no assurances that the economic terms that it offers Apache will be acceptable to Apache, and another midstream service provider or a third party may be willing to make an offer to Apache on economic terms that Altus is unwilling or unable to offer. Altus’ inability to take advantage of the opportunities with respect to the right of first offer could adversely affect its growth strategy.
A significant amount of the revenue currently generated by Altus is from contracts with Apache that contain most favored nations rights and other consent rights, limiting flexibility to offer certain capacity to new shippers.
Substantially all of the Company’s system’s current available capacity is provided to Apache under the Gas Gathering Agreement, the Gas Processing Agreement, the NGL TSA, and the Residue Gas TSA. The Gas Gathering Agreement, the Gas Processing Agreement, and the NGL TSA contain most favored nations rights (MFNs) that could result in lower rates being charged to Apache in the event that any of the rates being charged to other customers are less than the similar rates charged to Apache. Triggering the MFNs in the Gas Gathering Agreement, the Gas Processing Agreement, or the NGL TSA could lead to a reduction in revenue generated by the Company, which could adversely affect the Company’s financial condition, results of operations, or cash flows. Additionally, all four of these agreements may require Apache’s consent to offer third-party customers priority of service in the Company’s facilities that is at least equal to Apache’s priority of service. If Apache refuses to grant such consent, the Company’s ability to attract third-party customers to its midstream facilities could be negatively impacted, thereby adversely impacting its ability to grow as expected.
Without Apache’s consent, the MFNs effectively limit the Company’s flexibility in negotiating rates for some of Altus’ services with other shippers to fill excess system capacity, because triggering the MFNs contained in the Gas Gathering Agreement, the Gas Processing Agreement, or the NGL TSA would lead to a reduction in the rates that the Company charges to Apache, which would adversely affect Altus’ financial condition, results of operations, or cash flows.
To maintain and grow its business, Altus is, and will be, required to make substantial capital expenditures.
In order to meet its contractual obligations under the Gas Gathering Agreement and the Gas Processing Agreement with Apache, Altus may have to make substantial capital investments based on Apache’s forecasted development plans in order to maintain or expand the Company’s existing facilities. Apache’s plans are subject to change and there is no guarantee that facilities Altus builds or maintains will be utilized to provide services consistent with Apache’s forecast, or at all. As a result, Altus could potentially incur material capital expenses that generate no return.
In order to maintain and grow its business, Altus will need to make substantial capital expenditures to fund growth capital expenditures as well as its share of capital expenditures associated with the Equity Method Interest Pipelines. If the Company does not make sufficient or effective capital expenditures, it will be unable to maintain and grow its business, and, as a result, it may be unable to increase its cash flow over the long term. To fund Altus’ capital expenditures, it will be required to use cash from its operations, incur debt, engage in structured financing transactions, or sell additional shares of Class A Common Stock or other equity securities. The Company’s ability to obtain bank financing or its ability to access the capital markets for future equity or debt offerings may be limited by its financial condition at the time of any such financing or offering and the covenants in its then-current debt agreements, as well as by general economic conditions, contingencies, and uncertainties that are beyond its control. Also, due to Altus’ relationship with Apache, Altus’ ability to access the capital markets or the pricing or other terms of any capital markets transactions may be adversely affected by any impairment to the financial condition of Apache or adverse changes in Apache’s credit ratings. Any material limitation on Altus’ ability to access capital as a result of such adverse changes to Apache could limit Altus’ ability to obtain future financing under favorable terms, or at all, or could result in increased financing costs in the future. Similarly, material adverse changes affecting Apache could negatively impact the Company’s share price, limiting its ability to raise capital through equity issuances or debt financing, could negatively affect its ability to engage in, expand, or pursue its business activities, or could also prevent it from engaging in certain transactions that might otherwise be considered beneficial to the Company.

Additionally, the capital and global credit markets have experienced volatility and disruption in the past. In many cases during these periods, the capital markets have exerted downward pressure on equity values and reduced the credit capacity for certain companies. Altus’ ability to grow is dependent, in part, upon its ability to access capital at rates and on terms it determines to be attractive. Similar or more severe levels of global market disruption and volatility may have an adverse effect on Altus or Apache resulting from, but not limited to, disruption of Altus’ or Apache’s access to capital and credit markets, difficulty in obtaining financing necessary to expand facilities or acquire assets, increased financing costs, and increasingly restrictive covenants. If Altus or Apache are unable to access capital at competitive rates, the Company’s strategy of enhancing the earnings potential of its existing assets, including through capital-growth projects and acquisitions of complementary assets or businesses, may be affected adversely. A number of factors could affect adversely Altus’ ability to access capital, including:
•general economic conditions;
•capital market conditions;
•market prices for natural gas, NGLs, and other hydrocarbons;
•the overall health of the energy and related industries;
•share price; and
•capital structure.
If the Company’s ability to access capital becomes constrained significantly, its interest costs and cost of equity will likely increase and could affect adversely its financial condition and future results of operations.
Even if Altus is successful in obtaining any necessary funds to support its growth, the terms of such financings could limit Altus’ ability to institute a dividend to its stockholders in the future. In addition, incurring debt will cause Altus to incur interest expense and increase its financial leverage, and issuing additional shares of Class A Common Stock or other equity interests may result in significant stockholder dilution, which could materially decrease the Company’s ability to institute a dividend to its stockholders in the future. While the Company historically received funding from Apache, none of Apache nor any of its affiliates is committed to providing any direct or indirect financial support to fund Altus’ growth.
Construction or maintenance of Altus’ assets subjects it to risks of construction delays, cost over-runs, limitations on its growth, and negative effects on its financial condition, results of operations, or cash flows.
The construction and maintenance of Altus’ assets is complex and subject to a number of factors beyond its control, including delays from third-party landowners, the permitting process, complying with laws, unavailability or increased cost of materials, labor disruptions, labor availability, environmental hazards, financing, accidents, weather, and other factors. Any delay in the completion or continued maintenance of the assets could adversely affect the Company’s financial condition, results of operations, or cash flows. The construction and maintenance of pipelines and gathering and processing facilities requires the expenditure of significant amounts of capital, which may exceed the Company’s estimated costs. Estimating the timing and expenditures related to these projects is very complex and subject to variables that can significantly increase expected costs. Should the actual costs of these projects exceed the Company’s estimates, its liquidity and capital position could be adversely affected.
Altus relies exclusively on Apache to provide certain services related to the design, development, construction, operation, management, and maintenance of its midstream assets on the Company’s behalf pursuant to the COMA. Although the COMA provides for certain fixed annual limits on the support services fee payable to Apache through 2022, there is no limit on such fees thereafter. As a result, after 2022, Altus may be required to pay Apache higher fees than would be available from third parties. The COMA is subject to termination by Altus or Apache under certain circumstances, including if Apache and its affiliates no longer own a direct or indirect interest in at least 50 percent of the voting or other equity securities of the Company. Should the COMA be terminated by Altus or Apache, the Company may be forced to contract for services previously provided under the COMA, which may be disruptive to its operations and may be on terms less favorable than the terms of the COMA, and, as a result, its financial condition, results of operations, and cash flows could be adversely affected. Additionally, the COMA provides Apache with broad discretion to enter into contracts on Altus’ behalf.

Construction of new assets may be more expensive than anticipated, may not result in revenue increases, and may be subject to regulatory, environmental, political, legal, and economic risks that could adversely affect the Company’s financial condition, results of operations, or cash flows.
The construction of additions or modifications to or the maintenance of the Company’s existing systems and the construction of new midstream assets (including the Equity Method Interest Pipelines) involves numerous regulatory, environmental, political, and legal uncertainties beyond Altus’ control, including potential protests, tariffs on materials used in construction or operations (including steel used to construct pipelines), or legal actions by interested third parties, and may require the expenditure of significant amounts of capital. Financing may not be available on economically acceptable terms or at all. If the Company undertakes these projects, it may not be able to complete them on schedule, at the budgeted cost, or at all. Moreover, the Company’s earnings may not increase due to the successful construction of a particular project. For instance, if the Company expands a pipeline or constructs a new pipeline, the construction may occur over an extended period of time, and the Company may not receive any material increases in revenues promptly following completion of a project or at all. Moreover, the Company may construct facilities to capture anticipated future production growth in an area in which such growth does not materialize. As a result, new facilities may not be able to attract enough throughput to achieve Altus’ expected investment return, which could adversely affect the Company’s financial condition, results of operations, or cash flows. In addition, the construction of additions to the Company’s existing gathering and processing assets, as may be required, for example, to service new customers, will generally require Altus to obtain new rights-of-way and permits prior to constructing new pipelines or facilities. The Company may be unable to timely obtain such rights-of-way or permits to connect new product supplies to its existing gathering lines or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for the Company to obtain new rights-of-way or to expand or renew existing rights-of-way. If the cost of renewing or obtaining new rights-of-way increases, Altus’ cash flows could be adversely affected.
Altus may be unable to obtain or renew permits necessary for its operations, which could inhibit its ability to do business.
Performance of the Company’s operations require that it obtain and maintain a number of federal, state, and local permits, licenses, and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. All of these permits, licenses, approval limits, and standards require a significant amount of monitoring, record keeping, and reporting in order to demonstrate compliance with the underlying permit, license, approval limit, or standard. Noncompliance or incomplete documentation of the Company’s compliance status may result in the imposition of fines, penalties, and injunctive relief. A decision by a government agency to deny or delay the issuance of a new or existing material permit or other approval or to revoke or substantially modify an existing permit or other approval could adversely affect the Company’s ability to initiate or continue operations at the affected location or facility or the Company’s financial condition, results of operations, or cash flows.
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
Altus does not obtain independent evaluations of hydrocarbon reserves and relies on evaluations of hydrocarbon reserves obtained by its customers; therefore, volumes that Altus services in the future could be less than anticipated.
The Company does not obtain independent evaluations of hydrocarbon reserves connected to its gathering systems or that it otherwise services, and the Company relies on reserves reports if and when provided by its customers. Accordingly, the Company does not have independent estimates of total reserves serviced by its assets or the anticipated life of such reserves. If the total reserves or estimated life of these reserves is less than the Company anticipates, in reliance on its customers’ reports, and the Company is unable to secure additional sources, then the volumes transmitted on the Company’s gathering systems or that it otherwise services in the future could be less than anticipated. A decline in such volumes could adversely affect the Company’s financial condition, results of operations, or cash flows.
Debt Altus incurs may limit its flexibility to obtain financing and to pursue other business opportunities.
In November 2018, Altus Midstream entered into a credit agreement, which, as amended, provides for a five-year revolving credit facility for general corporate purposes, with aggregate commitments of $800 million. Altus Midstream may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. The Company’s future level of debt could have important consequences to it, including the following:

•
its ability to obtain additional financing, if necessary, for working capital, capital expenditures (including building additional gathering and processing assets or funding its share of capital expenditures associated with the Equity Method Interest Pipelines), or other purposes may be impaired or such financing may not be available on favorable terms;

•
its funds available for operations, future business opportunities, and dividends to its stockholders in the future, if any, will be reduced by that portion of its cash flows required to make interest payments on its debt;

•	it may be more vulnerable to competitive pressures or a downturn in its business or the economy generally; and

•	its flexibility in responding to changing business and economic conditions may be limited.
Altus’ ability to service any debt will depend upon, among other things, its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory, and other factors, some of which are beyond its control. If the Company’s operating results are not sufficient to service any future indebtedness, it will be forced to take actions such as not instituting a dividend (or reducing or eliminating a dividend, if already instituted), reducing or delaying its business activities, investments, or capital expenditures, selling assets, or issuing equity. Altus may not be able to effect any of these actions on satisfactory terms or at all.
The Company’s exposure to commodity price risk may change over time.
The Company currently generates essentially all of its revenues pursuant to fee-based contracts under which the Company is paid based on the volumes that it gathers, processes, and transmits, rather than the underlying value of the commodity, and only has an immaterial portion of its revenues that are based on the underlying value of a commodity. However, Altus may enter into contracts or may acquire or develop additional midstream assets in a manner that increases its exposure to commodity price risk. Future exposure to the volatility of crude oil, natural gas, and NGL prices could adversely affect Altus’ financial condition, results of operations, or cash flows.
The discontinuation of LIBOR, and the adoption of an alternative reference rate, may have a material adverse impact on Altus Midstream’s floating rate indebtedness and financing costs.
Pursuant to the terms of Altus Midstream’s revolving credit facility, Altus Midstream may elect to use London Interbank Offering Rate (LIBOR) as a benchmark for establishing the interest rate on floating interest rate borrowings under its revolving credit facility. In July 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated they will plan for a phase out of regulatory oversight of LIBOR after 2021 to allow for an orderly transition to an alternate reference rate. In the United States, the Alternative Reference Rates Committee (the working group formed to recommend an alternative rate to LIBOR) has identified the Secured Overnight Financing Rate (SOFR) as its preferred alternative rate for LIBOR. There can be no guarantee that SOFR will become a widely-accepted benchmark in place of LIBOR. Although the full impact of the transition away from LIBOR, including the discontinuance of LIBOR publication and the adoption of SOFR as the replacement rate for LIBOR, remains unclear, these changes may have an adverse impact on Altus Midstream’s floating rate indebtedness and financing costs under its revolving credit facility.
If third-party pipelines or other midstream facilities interconnected to the Company’s gathering, processing, or transmission systems become partially or fully unavailable or if the volumes Altus gathers, processes, or transmits do not meet the quality requirements of the pipelines or facilities to which Altus connects, its cash flows could be adversely affected.
The Company’s gathering, processing, and transmission assets connect to other pipelines or facilities owned and operated by unaffiliated third parties. The Company’s continuing access to such third-party pipelines, processing facilities, and other midstream facilities are not within the Company’s control. These pipelines, plants, and other midstream facilities may become unavailable because of testing, turnarounds, line repair, maintenance, reduced operating pressure, lack of operating capacity, regulatory requirements, and curtailments of receipt or deliveries due to insufficient capacity or because of damage from severe weather conditions or other operational issues. In addition, if the Company’s costs to access and transmit on these third-party pipelines significantly increase, its profitability could be reduced. If any such increase in costs occurs, if any of these pipelines or other midstream facilities become unable to receive, transmit, or process product, or if the volumes the Company gathers or transmits do not meet the product quality requirements of such pipelines or facilities, Altus’ cash flows could be adversely affected.

Altus’ industry is highly competitive, and increased competitive pressure could adversely affect its financial condition, results of operations, or cash flows.
Altus competes with similar enterprises in its industry. The principal elements of competition are rates, terms of service, and flexibility and reliability of service. The Company’s competitors include large midstream companies that have greater financial resources and access to supplies of crude oil, natural gas, and NGLs than the Company. Some of these competitors may expand or construct gathering, processing, transmission, and storage systems that would create additional competition for the services the Company provides to its customers. In addition, potential customers may develop their own gathering systems instead of using the Company’s systems. Excess pipeline capacity in the region served by the Company’s intrastate pipelines could also increase competition and adversely impact its ability to renew or enter into new contracts with respect to its available capacity when existing contracts expire. The Company’s ability to renew or replace existing contracts with its customers at rates sufficient to maintain or increase current revenues and cash flows could be adversely affected by the activities of its competitors and customers. Further, natural gas utilized as a fuel competes with other forms of energy available to end-users, including electricity, coal, liquid fuels, and sources of alternative energy. Increased demand for such other forms of energy at the expense of natural gas could lead to a reduction in demand for natural gas gathering, processing, and transmission services. Although Altus does not have employees, Apache’s employees perform work for Altus pursuant to the COMA, and Apache still competes with larger midstream companies in attracting and retaining personnel, including equipment operators, mechanics, engineers, and other specialists. All of these competitive pressures could adversely affect the Company’s financial condition, results of operations, or cash flows.
In addition, competition could intensify the negative impact of factors that decrease demand for natural gas in the markets served by the Company’s systems, such as adverse economic conditions, weather, higher fuel costs, and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or limit the use of natural gas.
Altus’ ability to institute a dividend will depend on its ability to generate sufficient cash flow, which it may not be able to accomplish.
Altus may not generate sufficient cash flow to enable it to institute a dividend in the future. Its ability to institute a dividend will principally depend upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things, the volumes of natural gas and NGLs it gathers and processes, commodity prices, including for crude oil, and other factors impacting Altus’ financial condition, some of which are beyond its control. In addition, under Delaware law, dividends on Altus’ capital stock may only be paid from “surplus,” which is the amount by which the fair value of Altus’ total assets exceeds the sum of its total liabilities, including contingent liabilities, and the amount of its capital; if there is no surplus, cash dividends on capital stock may only be paid from Altus’ net profits for the then-current and/or the preceding fiscal year.
Altus may not be able to retain existing customers or acquire new customers, which would reduce Altus’ revenues and limit its future profitability.
The renewal or replacement of the Company’s existing contracts with its customers at rates sufficient to maintain or increase current revenues and cash flows depends on a number of factors, some of which are beyond the Company’s control, including competition from other midstream service providers and the price of, and demand for, crude oil, natural gas, and NGLs in the markets Altus serves. The inability of the Company to renew or replace its current or future contracts as they expire and to respond appropriately to changing market conditions could have a negative effect on its profitability.
Altus is exposed to the credit risk of its customers and counterparties, including Apache, and the nonpayment or nonperformance by its customers or counterparties could have an adverse effect on its financial condition, results of operations, or cash flows.
The Company is subject to risks of loss resulting from nonpayment or nonperformance by its customers or other counterparties, including Apache. Any increase in the nonpayment or nonperformance by the Company’s customers or other counterparties could adversely affect Altus’ financial condition, results of operations, or cash flows. Additionally, equity values for the Company’s customers or other counterparties may be low. The combination of a reduction of cash flow resulting from lower commodity prices, a reduction in borrowing bases under reserve-based credit facilities, and the lack of availability of debt or equity financing may result in a significant reduction in the liquidity of the Company’s customers or other counterparties and their ability to make payment or perform on their obligations to the Company. Furthermore, some of the Company’s customers or other counterparties may be leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to the Company.

In the event Apache elects to sell acreage that is dedicated to Altus to a third party, the third party’s financial condition could be materially worse than Apache’s, and Altus could be subject to the nonpayment or nonperformance by the third party.
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
Altus is subject to regulation by multiple governmental agencies, which could adversely impact its business, results of operations, and financial condition.
The Company is subject to regulation by multiple federal, state, and local governmental agencies. Proposals and proceedings that affect the midstream industry are regularly considered by Congress, as well as by state legislatures and federal and state regulatory commissions, agencies, and courts. The Company cannot predict when or whether any such proposals or proceedings may become effective or the magnitude of the impact changes in laws and regulations may have on its business. However, additions to the regulatory burden on the midstream industry can increase the Company’s cost of doing business and affect its profitability.
Increased federal, state, and local legislation and regulatory initiatives, as well as government reviews relating to hydraulic fracturing, could result in increased costs and reductions or delays in crude oil, natural gas, and NGL production by Altus’ customers, including Apache, which could adversely affect Altus’ financial condition, results of operations, or cash flows.
Substantially all of the Company’s suppliers’ and customers’ crude oil, natural gas, and NGL production is developed from unconventional sources, such as deep oil or gas shales, that require hydraulic fracturing as part of the completion process. State legislatures and agencies and other political subdivisions have enacted legislation and promulgated rules to regulate hydraulic fracturing, require disclosure of hydraulic fracturing chemicals, temporarily or permanently ban hydraulic fracturing, and impose additional permit requirements and operational restrictions in certain jurisdictions or in environmentally sensitive areas. The EPA and BLM have also issued rules, conducted studies, and made proposals that, if implemented, could either restrict the practice of hydraulic fracturing or subject the process to further regulation. For instance, the EPA has issued final regulations under the CAA establishing performance standards, including standards for the capture of air emissions released during hydraulic fracturing and adopted rules prohibiting the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. The BLM also adopted new rules, effective on January 17, 2017, to reduce venting, flaring, and leaks during oil and natural gas production activities on onshore federal and Indian leases. However, the status of recent and future rules and rulemaking initiatives under the current presidential administration is uncertain. For example, in June 2017, the EPA published a proposed rule to stay certain provisions of the performance standards, but elected not to finalize the stay, and instead, in February 2018, finalized amendments to some of the requirements. In addition, in December 2017, the BLM temporarily suspended some of the new venting and flaring requirements, only to have a court subsequently enjoin the suspension.
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
The Company cannot predict whether any additional legislation or regulations will be enacted and, if so, what the provisions would be. If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal, state, or local level, that could lead to delays, increased operating costs, and process prohibitions for the Company’s suppliers and customers that could reduce the volumes of natural gas and NGLs that move through the Company’s gathering systems, which could materially adversely affect its revenue and results of operations.
Negative public perception regarding Altus and/or its industry could have an adverse effect on its operations.
Negative public perception regarding Altus and/or its industry resulting from, among other things, concerns raised by advocacy groups about hydraulic fracturing, waste disposal, oil spills, and explosions of natural gas transmission lines may lead to increased regulatory scrutiny, which may, in turn, lead to new state and federal safety and environmental laws, regulations, guidelines, and enforcement interpretations. These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens, and increased risk of litigation. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance, and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits Altus requires to conduct its operations to be withheld, delayed, or burdened by requirements that restrict its ability to profitably conduct its business.

Altus may face opposition to the construction or operation of its pipelines and facilities from various groups.
Altus may face opposition to the construction or operation of its pipelines and facilities from environmental groups, landowners, tribal groups, local groups and other advocates. Such opposition could take many forms, including organized protests, attempts to block or sabotage the Company’s construction activities or operations, intervention in regulatory or administrative proceedings involving Altus’ assets, or lawsuits or other actions designed to prevent, disrupt or delay the construction or operation of Altus’ assets and business. For example, repairing the Company’s pipelines often involves securing consent from individual landowners to access their property; one or more landowners may resist the Company’s efforts to make needed repairs, which could lead to an interruption in the operation of the affected pipeline or facility for a period of time that is significantly longer than would have otherwise been the case. In addition, acts of sabotage or terrorism could cause significant damage or injury to people, property or the environment or lead to extended interruptions of Altus’ operations. Any such event that delays or interrupts the construction of assets or revenues generated by the Company’s existing operations, or which causes it to make significant expenditures not covered by insurance, could affect adversely its financial condition, results of operations, cash flows and the Company’s share price.
If Altus’ assets (including assets acquired in the future, if any) become subject to FERC regulation or federal, state, or local regulations or policies change, Altus’ financial condition, results of operations, and cash flows could be materially and adversely affected.
The Company’s natural gas gathering facilities are exempt from regulation by the FERC under the NGA. Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by FERC under the NGA. Although FERC has not made any formal determinations with respect to any of the Company’s facilities, the Company’s gathering facilities meet the traditional tests FERC has used to establish whether a pipeline is a gathering pipeline not subject to FERC jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, and FERC determines whether facilities are gathering facilities on a case-by-case basis. Accordingly, the classification and regulation of the Company’s gathering facilities may be subject to change based on future determinations by FERC, the courts, or Congress. If FERC were to consider the status of an individual facility and determine that the facility or services provided by it are not exempt from FERC regulation under the NGA, then the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by FERC under the NGA and the rules and regulations promulgated under that statute. Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, could adversely affect the Company’s results of operations and cash flows.
The Company’s natural gas gathering and transportation facilities are largely regulated by the RRC, and, to the extent that its intrastate natural gas transportation systems transport natural gas in interstate commerce, the rates and terms and conditions of such services are subject to FERC jurisdiction under Section 311 of the NGPA. The NGPA regulates, among other things, the provision of transportation services by an intrastate natural gas pipeline on behalf of a local distribution company or an interstate natural gas pipeline. Under Section 311 of the NGPA, rates charged for interstate transportation must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest. The terms and conditions of service set forth in the intrastate facility’s statement of operating conditions for transportation service under Section 311 of the NGPA are also subject to FERC review and approval. Should the FERC determine not to authorize rates equal to or greater than Altus’ currently-approved rates under Section 311 of the NGPA, Altus’ business may be adversely affected. Failure to observe the service limitations applicable to transportation services under Section 311 of the NGPA, failure to comply with the rates approved by the FERC for service under Section 311 of the NGPA, and failure to comply with the terms and conditions of service established in the pipeline’s FERC-approved statement of operating conditions could result in an alteration of jurisdictional status and/or the imposition of administrative, civil, and criminal remedies. The Company’s natural gas transportation facilities and operations are also subject to the Texas Utilities Code and the Texas Natural Resources Code, as implemented by the RRC. Generally, the RRC is vested with authority to ensure that rates, operations, and services of gas utilities, including intrastate pipelines, are just and reasonable and not discriminatory. The rates the Company charges for transportation services are deemed just and reasonable under Texas law unless challenged in a customer or RRC complaint. The Company cannot predict whether such a complaint will be filed against it or whether the RRC will change its regulation of these rates. Failure to comply with the Texas Utilities Code or the Texas Natural Resources Code can result in the imposition of administrative, civil, and criminal remedies.
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

The Company’s NGL pipeline facilities do not provide interstate transportation service and are therefore not subject to FERC’s jurisdiction under Interstate Commerce Act (ICA). Whether an NGL shipment is in interstate commerce under the ICA depends on the fixed and persistent intent of the shipper as to the NGLs’ final destination, absent a break in the interstate movement. The Company’s NGL pipelines meet the traditional tests FERC has used to determine that a pipeline is not providing transportation service in interstate commerce subject to FERC ICA jurisdiction. However, the determination of the interstate or intrastate character of shipments on the Company’s NGL pipelines depends on the shipper’s intentions and the transportation of the NGLs outside of the Company’s system and may change over time. If FERC were to consider the status of an individual facility and the character of an NGL shipment and determine that the shipment is in interstate commerce, the rates for, and terms and conditions of, transportation services provided by such facility would be subject to regulation by FERC under the ICA. Such FERC regulation could decrease revenue, increase operating costs, and, depending on the facility in question, adversely affect the Company’s results of operations and cash flows.
If the Company fails to comply with applicable FERC-administered statutes, rules, regulations, and orders, it could be subject to substantial penalties and fines. Under the Energy Policy Act of 1992 (the EPAct), for instance, FERC has civil penalty authority to impose penalties for current violations of the NGA or NGPA of up to $1,213,503 per day for each violation. The maximum penalty authority established by statute has been and will continue to be adjusted periodically for inflation. FERC also has the power to order disgorgement of profits from transactions deemed to violate the NGA and the EPAct. In addition, if any of the Company’s facilities were found to have provided services or otherwise operated in violation of the ICA, this could result in the imposition of administrative and criminal remedies and civil penalties, as well as a requirement to disgorge charges collected for such services in excess of the rate established by FERC.
Altus may incur significant costs and liabilities resulting from compliance with pipeline safety regulations.
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
Several states have also passed legislation or promulgated rules to address pipeline safety. Recently, the RRC adopted rules that require operators of natural gas and hazardous liquid gathering lines in rural areas to report accidents, conduct investigations, and perform necessary corrective action. Compliance with pipeline integrity laws and other pipeline safety regulations issued by state agencies such as the RRC could result in substantial expenditures for testing, repairs, and replacement. If the Company’s pipelines fail to meet the safety standards mandated by the RRC or the DOT regulations, then the Company may be required to repair or replace sections of such pipelines or operate the pipelines at a reduced maximum allowable operating pressure, the cost of which cannot be estimated at this time.
Due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, there can be no assurance that future compliance with PHMSA or state requirements will not have a material adverse effect on the Company’s results of operations or financial position. Because certain of the Company’s operations are located around areas that may become more populated areas, such as Alpine High, the Company may incur expenses to mitigate noise, odor, and light that may be emitted in its operations and expenses related to the appearance of its facilities. Municipal and other local or state regulations are imposing various obligations including, among other things, regulating the location of the Company’s facilities, imposing limitations on the noise levels of its facilities and requiring certain other improvements that increase the cost of its facilities. The Company is also subject to claims by neighboring landowners for nuisance related to the construction and operation of its facilities, which could subject it to damages for declines in neighboring property values due to the Company’s construction and operation of facilities.

Failure to comply with existing or new environmental laws or regulations or an accidental release of hazardous substances, hydrocarbons, or wastes into the environment may cause Altus to incur significant costs and liabilities.
Many of the operations and activities of the Company’s pipelines, gathering systems, processing plants, and other facilities are subject to significant federal, state, and local environmental laws and regulations, the violation of which can result in administrative, civil, and criminal penalties, including civil fines, injunctions, or both. The obligations imposed by these laws and regulations include obligations related to air emissions and the discharge of pollutants from the Company’s pipelines and other facilities and the cleanup of hazardous substances and other wastes that are or may have been released at properties currently or previously owned or operated by Altus or locations to which Altus has sent wastes for treatment or disposal. These laws may impose strict, joint, and several liability for the remediation of contaminated areas. Private parties, including the owners of properties near the Company’s facilities or upon or through which its systems traverse, may also have the right to pursue legal actions to enforce compliance and to seek damages for non-compliance with environmental laws for releases of contaminants or for personal injury or property damage.
The Company’s business may be adversely affected by increased costs due to stricter pollution control requirements or liabilities resulting from non-compliance with required operating or other regulatory permits. New environmental laws or regulations, including, for example, legislation relating to the control of greenhouse gas emissions, or changes in existing environmental laws or regulations might adversely affect the Company’s products and activities, including processing, storage, and transportation, as well as waste management and air emissions. Federal and state agencies could also impose additional safety requirements, any of which could affect the Company’s profitability. Changes in laws or regulations could also limit the operation of the Company’s assets or adversely affect its ability to comply with applicable legal requirements or the demand for crude oil, natural gas, or NGLs, which could adversely affect its business and its profitability.
Recent rules under the CAA imposing more stringent requirements on the oil and gas industry could cause Altus and its customers to incur increased capital expenditures and operating costs as well as reduce the demand for Altus’ services.
Altus is subject to stringent and complex regulation under the CAA, implementing regulations, and state and local equivalents, including regulations related to controls for oil and natural gas production, pipelines, and processing operations.
Additional regulation of GHG emissions from the oil and gas industry remains a possibility. These regulations could require a number of modifications to the Company’s operations, and its natural gas exploration and production suppliers’ and customers’ operations, including the installation of new equipment, which could result in significant costs, including increased capital expenditures and operating costs. The incurrence of such expenditures and costs by the Company’s suppliers and customers could result in reduced production by those suppliers and customers and thus translate into reduced demand for Altus’ services.
Climate change legislation and regulatory initiatives could result in increased operating costs and reduced demand for the natural gas and NGLs services the Company provides.
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
The EPA has adopted regulations under existing provisions of the CAA that, among other things, establish PSD construction and Title V operating permit reviews for certain large stationary sources that emit GHGs. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA on a case-by-case basis. These EPA rule makings could adversely affect the Company’s operations and restrict or delay the Company’s ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore crude oil and natural gas production sources in the U.S. on an annual basis.
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

Although it is not possible at this time to predict whether future legislation or new regulations may be adopted to address GHG emissions or how such measures would impact the Company’s business, the adoption of legislation or regulations imposing reporting or permitting obligations on, or limiting emissions of GHGs from, Altus’ equipment and operations could require the Company to incur additional costs to reduce emissions of GHGs associated with its operations, could adversely affect its performance of operations in the absence of any permits that may be required to regulate emission of GHGs, or could adversely affect demand for the natural gas the Company gathers, processes, or otherwise handles in connection with its services.
The ESA and the MBTA govern Altus’ operations and additional restrictions may be imposed in the future, which could have an adverse impact on its operations.
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
Altus’ business involves many hazards and operational risks, some of which may not be fully covered by insurance. The occurrence of a significant accident or other event that is not fully insured could adversely affect Altus’ operations and financial condition.
The Company’s operations are subject to the many hazards inherent in the gathering, compressing, processing, and transmission of natural gas and NGLs, including:

•	damage to pipelines, related equipment, and surrounding properties caused by hurricanes, floods, fires, other natural or anthropogenic disasters, acts of terrorism, and cyberattacks;

•	leaks of natural gas, NGLs, and other hydrocarbons;

•	induced seismicity; and

•	fires and explosions.
These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage and may result in curtailment or suspension of the Company’s related operations. The Company is not fully insured against all risks incident to its business. In accordance with typical industry practice, Altus has appropriate levels of business interruption and property insurance. The Company is not insured against all environmental accidents that might occur. If a significant accident or event occurs that is not fully insured, it could adversely affect Altus’ financial condition, results of operations, or cash flows.
Altus does not own in fee any of the land on which its pipelines and facilities are located, which could result in disruptions to its operations.
The Company does not own in fee any of the land on which its midstream assets have been constructed. Altus’ only interests in these properties are rights granted under surface use agreements, rights-of-way, surface leases, or other easement rights (collectively, Rights-of-Way), which may limit or restrict Altus’ rights or access to or use of the surface estates. Accommodating these competing rights of the surface owners may adversely affect the operations of the Company. Apache and certain of its affiliates are party to certain of these Rights-of-Way. Furthermore, many of the Rights-of-Way on which the Company’s assets have been constructed are not perpetual in duration and, upon the expiration of their terms, will require Altus to pay a renewal fee to the applicable surface owners in order to maintain access to such Rights-of-Way. These Rights-of-Way also require compliance with certain terms and conditions in order to renew their terms, some of which may be outside of Altus’ control.
The Company is subject to the possibility of more onerous terms or increased costs to retain necessary land use if Altus does not have valid Rights-of-Way or if such usage rights lapse or terminate. The Company may obtain the rights to construct and operate its pipelines on land owned by third parties and governmental agencies for a specific period of time. The loss of these rights, through the inability to renew Rights-of-Way or otherwise, could have a material adverse effect on the business, financial condition, results of operations, and cash flows of the Company.

A failure in Altus’ computer systems or a terrorist or cyberattack on Altus or third parties with whom Altus does business may adversely affect the Company’s ability to operate its business.
The Company is reliant on technology to conduct its business. The Company’s business is dependent upon its operational and financial computer systems to process the data necessary to conduct almost all aspects of its business, including operating its pipelines and gathering and processing facilities, recording and reporting commercial and financial transactions, and receiving and making payments. Any failure of the Company’s computer systems or those of its customers, suppliers, or others with whom it does business, including Apache, could materially disrupt the Company’s ability to operate its business.
Unknown entities or groups have mounted so-called “cyberattacks” on businesses to disable or disrupt computer systems, disrupt operations, and steal funds or data. Cyberattacks could also result in the loss of confidential or proprietary data or security breaches of other information technology systems that could disrupt the Company’s operations and critical business functions. In addition, the Company’s pipeline systems may be targets of terrorist or environmental activist group activities that could disrupt Altus’ ability to conduct its business and have a material adverse effect on its business and results of operations.
Strategic targets, such as energy-related assets, may be at greater risk of future terrorist attacks, environmental activist group activities, or cyberattacks than other targets in the United States. While the Company’s insurance may not protect it against such occurrences, certain of Altus’ insurance policies may allow for coverage of associated damages resulting from such events. The proceeds of any such insurance may not be paid in a timely manner and may be insufficient if such an event were to occur. Any such terrorist attack, environmental activist group activity, or cyberattack that affects the Company or its customers, suppliers, or others with whom it does business could have a material adverse effect on its business, cause it to incur a material financial loss, subject it to possible legal claims and liability, and/or damage its reputation.
Moreover, as the sophistication of cyberattacks continues to evolve, the Company may be required to expend significant additional resources to further enhance its digital security or to remediate vulnerabilities. In addition, cyberattacks against Altus or others in its industry could result in additional regulations, which could lead to increased regulatory compliance costs, insurance coverage cost, or capital expenditures. The Company cannot predict the potential impact to its business or the energy industry resulting from additional regulations.
If Altus fails to maintain an effective system of internal controls, it may not be able to report accurately its financial results or prevent fraud. As a result, current and potential holders of the Company’s equity could lose confidence in its financial reporting, which would harm its business and cost of capital.
Effective internal controls are necessary for Altus to provide reliable financial reports, prevent fraud and operate successfully as a public company. The Company cannot be certain that its efforts to maintain its internal controls will be successful, that it will be able to maintain adequate controls over its financial processes and reporting in the future or that it will be able to continue to comply with its obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to maintain effective internal controls, or difficulties encountered in implementing or improving the Company’s internal controls, could harm its operating results or cause it to fail to meet its reporting obligations. Ineffective internal controls could also cause investors to lose confidence in the Company’s reported financial information, which would likely have a negative effect on the trading price of its equity interests.
Altus may become subject to the requirements of the Investment Company Act of 1940, which would limit its business operations and require it to spend significant resources to comply with such act.
The Investment Company Act of 1940 (the Investment Company Act) defines an “investment company” as an issuer that is engaged in the business of investing, reinvesting, owning, holding, or trading in securities and owns investment securities having a value exceeding 40 percent of the issuer’s unconsolidated assets, excluding cash items and securities issued by the federal government. It is possible that some or all of the interests in the Equity Method Interest Pipelines may be investment securities and that the value of those interests that are investment securities over time may exceed 40 percent of the applicable subsidiaries’ unconsolidated assets, excluding cash and government securities, in which case such subsidiaries may meet this threshold definition of an investment company.

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
If in the future the nature of any of Altus’ subsidiaries’ businesses change such that no exception to the threshold definition of investment company is available to such subsidiary, then such subsidiary may be deemed to be an investment company under the Investment Company Act. However, Rule 3a-2 of the Investment Company Act provides that inadvertent or transient investment companies will not be treated as investment companies subject to the provisions of the Investment Company Act, provided the issuer has the requisite intent to be engaged in a non-investment business, evidenced by the issuer’s business activities and an appropriate resolution of the issuer’s board of directors, within one year from the commencement of the earlier of (1) the date on which the issuer owns securities and/or cash having a value exceeding 50 percent of the value of such issuer’s total assets on either a consolidated or unconsolidated basis or (2) the date on which an issuer owns or proposes to acquire investment securities (as defined in section 3(a) of the Investment Company Act) having a value exceeding 40 percent of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. If any of Altus’ subsidiaries becomes an inadvertent investment company and fails to meet the requirements of the transient investment company exemption under Rule 3a-2 of the Investment Company Act, then such subsidiary may be required to register as an investment company with the SEC.
The ramifications of becoming an investment company, both in terms of the restrictions it would have on such subsidiary and the cost of compliance, would be significant. For example, in addition to expenses related to initially registering as an investment company, the Investment Company Act also would impose various restrictions with regard to the subsidiary’s ability to enter into affiliated transactions, the diversification of its assets, and its ability to borrow money. If any of Altus’ subsidiaries became subject to the Investment Company Act at some point in the future, then the subsidiary’s ability to continue pursuing its business plan would be severely limited.
Apache owns a majority of Altus’ outstanding voting shares and thus strongly influences all of Altus’ corporate actions.
Apache or an affiliate beneficially owns approximately 79 percent of Altus’ outstanding voting common stock. As long as Apache or an affiliate owns or controls a significant percentage of Altus’ outstanding voting power, it will have the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of Altus’ board of directors, any amendment of Altus’ Charter or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of Altus’ assets, and will be able to cause or prevent a change in the composition of Altus’ board of directors or a change in control of the Company that could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company. In addition, under the Stockholders Agreement, Kayne Anderson Sponsor, LLC (Kayne Anderson Sponsor) is entitled to have two directors on the board of directors of the Company until the earlier of the time that Kayne Anderson Sponsor and its affiliates own less than 1 percent of the outstanding voting common stock of the Company or the second anniversary of the date of the Stockholders Agreement. Additionally, Apache is entitled to nominate up to seven directors to Altus’ board of directors depending on its and its affiliates’ ownership of Altus’ outstanding voting common stock. In connection with the Stockholders Agreement, Apache and Kayne Anderson Sponsor have agreed to vote for the directors nominated by the other. The interests of Apache may not align with the interests of Altus’ other stockholders.
Altus is a “controlled company” within the meaning of the Nasdaq listing rules and, as a result, qualifies for, and intends to rely on, exemptions from certain corporate governance requirements.
Apache or an affiliate controls a majority, approximately 79 percent, of Altus’ outstanding voting common stock. As a result, Altus is a controlled company within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq listing rules, a company of which more than 50 percent of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements that:

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
These requirements will not apply to Altus as long as it remains a controlled company, and Altus currently utilizes and intends to continue to utilize some, if not all, of these exemptions. Accordingly, Altus’ stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq.
Altus’ only significant assets are ownership of the non-economic general partner interest and an approximate 23.1 percent limited partner interest in Altus Midstream LP, and such ownership may not be sufficient for Altus Midstream LP to make distributions or loans to Altus to enable it to pay any dividends on its Class A Common Stock or satisfy its other financial obligations.
Altus has no direct operations and no significant assets other than the ownership of the non-economic general partner interest and an approximate 23.1 percent limited partner interest in Altus Midstream LP. The Company depends on Altus Midstream LP for distributions, loans, and other payments to generate the funds necessary to meet its financial obligations or to pay any dividends with respect to its Class A Common Stock. Subject to certain restrictions, Altus Midstream LP generally will be required to (i) make pro rata distributions to its partners, including the Company, on a quarterly basis in an amount at least sufficient to allow the Company to pay the Company’s taxes and make tax advances to Altus Midstream LP’s limited partners, other than the Company, in certain circumstances, and (ii) reimburse the Company for certain corporate and other overhead expenses. However, legal and contractual restrictions in agreements governing existing and future indebtedness of Altus Midstream LP, as well as the financial condition and operating requirements of Altus Midstream LP, may limit the Company’s ability to obtain cash from Altus Midstream LP. In addition, Altus Midstream LP is required to pay specified quarterly distributions on its Series A Cumulative Redeemable Preferred Units before paying distributions on Common Units. The earnings from, or other available assets of, Altus Midstream LP may not be sufficient to make distributions or loans to the Company to enable it to pay any dividends on its Class A Common Stock or satisfy its other financial obligations. The Delaware Revised Uniform Limited Partnership Act generally restricts distributions to the extent that the liabilities of the limited partnership exceed the fair value of its assets.
Altus may be required to take write-downs, write-offs, or restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations, and stock price, which could cause Altus’ stockholders to lose some or all of their investment.
Although Altus will conduct due diligence on acquisitions that it may make from time to time, it cannot assure its stockholders that this diligence will reveal all material issues that may be present in the businesses that it acquires, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of its control will not later arise. As a result, Altus may be forced to later write down or write off assets, restructure its operations, or incur impairment or other charges that could result in losses. Even if its due diligence successfully identifies certain risks, unexpected risks may arise, and previously known risks may materialize in a manner not consistent with the Company’s preliminary risk analysis. Even though these charges may be non-cash items and may not have an immediate impact on the Company’s liquidity, the fact that it reports charges of this nature could contribute to negative market perceptions about the Company or its securities. In addition, charges of this nature may cause Altus to be unable to obtain future financing on favorable terms or at all.
There is no guarantee that Altus’ warrants will ever be in the money prior to their expiration, and, as such, they may expire worthless.
The exercise price for Altus’ warrants is $11.50 per share of Class A Common Stock. There is no guarantee that the public warrants will ever be in the money prior to their expiration, and, as such, the warrants may expire worthless.
Although Altus has registered the shares of Class A Common Stock issuable upon exercise of the warrants under the Securities Act, such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.
Although Altus has registered the shares of Class A Common Stock issuable upon exercise of the warrants under the Securities Act, it may not be able to maintain a current prospectus relating to the Class A Common Stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. Altus cannot assure holders that it will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in such registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct, or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, Altus will be required to permit holders to exercise their warrants on a cashless basis.

However, no warrant will be exercisable for cash or on a cashless basis, and Altus will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption is available.
Notwithstanding the above, if Altus’ Class A Common Stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, Altus may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act, and, in the event Altus so elects, it will not be required to file or maintain in effect a registration statement, but it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will Altus be required to net cash settle any warrant or issue securities or other compensation in exchange for the warrants in the event that it is unable to register or qualify the shares underlying the warrants under applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant, and such warrant may have no value and expire worthless. If and when the warrants become redeemable by Altus, it may exercise its redemption right even if it is unable to register or qualify the underlying shares of Class A Common Stock for sale under all applicable state securities laws.
Altus may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50 percent of the then-outstanding public warrants. As a result, the exercise price of your public warrants could be increased, the exercise period could be shortened, and the number of shares of Altus’ Class A Common Stock purchasable upon exercise of a public warrant could be decreased, all without your approval.
Altus’ public warrants were issued in connection with its initial public offering in registered form under a warrant agreement between American Stock Transfer & Trust Company, as warrant agent, and Altus. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50 percent of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, Altus may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50 percent of the then-outstanding public warrants approve of such amendment. Although Altus’ ability to amend the terms of the public warrants with the consent of at least 50 percent of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the public warrants, shorten the exercise period, or decrease the number of shares of Altus’ Class A Common Stock purchasable upon exercise of a public warrant.
Altus may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.
Altus has the ability to redeem outstanding warrants at any time prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of its Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date Altus sends the notice of redemption to the warrant holders. If and when the warrants become redeemable by Altus, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
Redemption of the outstanding warrants could force the warrant holders to:

•	exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so;

•	sell their warrants at the then-current market price when they might otherwise wish to hold their warrants; or

•	accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants.
None of the private placement warrants issued to Kayne Anderson Sponsor and Apache in connection with the Business Combination will be redeemable by Altus so long as they are held by Kayne Anderson Sponsor or its permitted transferees, with respect to Kayne Anderson Sponsor warrants, or Apache or its permitted transferees, with respect to the Apache warrants.

The Warrants are exercisable for Altus’ Class A Common Stock, which will, upon exercise, increase the number of shares eligible for future resale in the public market and result in dilution to Altus’ stockholders.
Altus has outstanding public warrants to purchase 12,577,350 shares of Class A Common Stock and private placement warrants to purchase 6,364,281 shares of Class A Common Stock. To the extent such warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to the then-existing holders of Altus’ Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of Altus’ Class A Common Stock.
In the future, Apache may receive earn-out consideration of up to 37,500,000 shares of Class A Common Stock upon the achievement of certain stock price and operational goals, which would increase the number of shares eligible for future resale in the public market and result in dilution to Altus’ stockholders.
Pursuant to the Contribution Agreement, Apache will have the right to receive earn-out consideration of up to 37,500,000 shares of Class A Common Stock if certain stock price and operational goals are achieved. To the extent such stock price or operational goals are achieved and Apache becomes entitled to receive a portion or all of the earn-out consideration, additional shares of Class A Common Stock will be issued, which will result in dilution to the then-existing holders of Class A Common Stock and increase the number of shares eligible for resale in the public market. The shares of Class A Common Stock issuable to Apache as earn-out consideration have been registered for resale with the SEC. Sales of substantial numbers of such shares by Apache in the public market could adversely affect the market price of Class A Common Stock.
Holders of Altus Midstream’s Series A Cumulative Redeemable Preferred Units have rights, preferences, and privileges that are not held by, and are preferential to the rights of, holders of Common Units, and could dilute or otherwise adversely affect the holders of Common Units.
In June 2019, Altus Midstream issued and sold 625,000 Series A Cumulative Redeemable Preferred Units (the Preferred Units) in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The Preferred Units rank senior to the Common Units with respect to distribution rights and rights upon liquidation.
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
The Preferred Units may be exchanged for shares of Altus’ Class A Common Stock at a discount under certain circumstances, which could be dilutive to existing holders of its Class A Common Stock. The number of shares of Class A Common Stock issued in any exchange would be based on its then-current trading price. Accordingly, the lower the trading price of Altus’ Class A Common Stock at the time of any exchange, the greater the number of shares of Class A Common Stock that would be issued upon exchange of the Preferred Units, increasing potential dilution to existing holders of Altus’ Class A Common Stock. Further, if the former holders of Preferred Units dispose of a substantial portion of their newly-exchanged Class A Common Stock in the public market, particularly over a short time period, it could adversely affect the market price for Altus’ Class A Common Stock and possibly make it more difficult for Altus to issue additional Class A Common Stock in the future at an attractive price.
The Company depends on Altus Midstream for distributions, loans, and other payments to generate the funds necessary to meet the Company’s financial obligations or to pay any dividends with respect to its Class A Common Stock. Obligations of Altus Midstream in respect of the Preferred Units may restrict, reduce, or render unavailable funds that otherwise may be available to be distributed, loaned, or paid to the Company by Altus Midstream or loaned to, or invested in, Altus Midstream by third parties. Altus Midstream’s inability to make distributions, loans, and other payments to the Company may impact its ability to meet its financial obligations or to pay dividends with respect to its Class A Common Stock, and the Company’s inability to obtain additional debt or equity financing on reasonable terms or at all may limit its ability to pursue additional business opportunities.
For additional information regarding the Preferred Units, refer to Note 12—Series A Cumulative Redeemable Preferred Units within Part IV, Item 15 of this Annual Report on Form 10-K.

A significant portion of Altus’ total outstanding shares may be sold into the market in the near future. This could cause the market price of its Class A Common Stock to drop significantly, even if its business is doing well.
Sales of a substantial number of shares of Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of Altus’ Class A Common Stock. Additionally, effective May 8, 2019, Apache has the ability to redeem or exchange its 250,000,000 Common Units for shares of Class A Common Stock on a one-for-one basis, subject to adjustments, and the Company has the ability to settle such redemption in cash. The shares of Class A Common Stock issuable to Apache upon redemption or exchange of Altus Midstream Common Units have been registered for resale with the SEC. Sales of substantial numbers of such shares by Apache in the public market could adversely affect the market price of Altus’ Class A Common Stock.
If the Business Combination benefits do not meet the expectations of investors, stockholders, or financial analysts, the market price of Altus’ securities may decline.
If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of Altus’ securities may decline from the prevailing level prior to the closing of the Business Combination.
In addition, fluctuations in the price of the Company’s securities could contribute to the loss of all or part of a stockholder’s investment. Prior to the Business Combination, there was not a public market for equity securities of the Company and the assets it now operates, and trading in the shares of its Class A Common Stock was not active. If an active market for the Company’s securities develops and continues, the trading price of its securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond the Company’s control. Any of the factors listed below could have a material adverse effect on a stockholder’s investment in the Company’s securities, and its securities may trade at prices significantly below the price paid for them. In such circumstances, the trading price of the Company’s securities may not recover and may experience a further decline.
Factors affecting the trading price of the Company’s securities may include:

•	actual or anticipated fluctuations in the Company’s quarterly financial results or the quarterly financial results of companies perceived to be similar to it;

•	changes in the market’s expectations about Altus’ operating results;

•	success of competitors;

•	Altus’ operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning the Company or the market in general;

•	operating and stock price performance of other companies that investors deem comparable to the Company;

•	changes in laws and regulations affecting Altus’ business;

•	commencement of, or involvement in, litigation involving the Company;

•	changes in the Company’s capital structure, such as future issuances of securities or the incurrence of additional debt;

•	sales and issuances of additional equity securities in the future to fund Altus’ capital expenditures;

•	the volume of shares of Altus’ Class A Common Stock available for public sale;

•	any major change in Altus’ board of directors or management;

•	sales of substantial amounts of Class A Common Stock by the Company’s directors, executive officers, or significant stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations, and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of the Company’s securities irrespective of Altus’ operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks and of the Company’s securities may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to the Company could depress the Company’s stock price regardless of its business, prospects, financial conditions, or results of operations. A decline in the market price of Altus’ securities also could adversely affect its ability to issue additional securities and its ability to obtain additional financing in the future.
Changes in laws or regulations or a failure to comply with any laws or regulations may adversely affect Altus’ business, investments, and results of operations.
Altus is subject to laws, regulations, and rules enacted by national, regional, and local governments. In particular, the Company is required to comply with certain SEC, Nasdaq, and other legal or regulatory requirements. Compliance with and monitoring of applicable laws, regulations, and rules may be difficult, time consuming, and costly. Those laws, regulations, and rules and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on the Company’s business, investments, and results of operations. In addition, a failure to comply with applicable laws, regulations, and rules, as interpreted and applied, could have a material adverse effect on the Company’s business and results of operations.
Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of Altus’ income or other tax returns could adversely affect its financial condition and results of operations.
Altus will be subject to income taxes in the United States, and its domestic tax liabilities may be subject to the allocation of expenses in differing jurisdictions. Altus’ future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of Altus’ deferred tax assets and liabilities;

•	expected timing and amount of the release of any tax valuation allowances;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructurings;

•	changes in tax laws, regulations, or interpretations thereof; or

•
lower than anticipated future earnings in jurisdictions where Altus has lower statutory tax rates and higher than anticipated future earnings in jurisdictions where Altus has higher statutory tax rates.

In addition, Altus may be subject to audits of its income, franchise, sales, and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on the Company’s financial condition and results of operations.
The Tax Cuts and Jobs Act (the TCJA) could adversely affect Altus’ financial condition and results of operations.
On December 22, 2017, the TCJA was signed into law, which significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate taxation, including a permanent reduction of the corporate income tax rate, and provisions that could impact or limit Altus’ ability to deduct interest expense, or utilize net operating losses. The Department of the Treasury and the Internal Revenue Service are expected to continue to interpret and issue guidance relating to the application and administration of the TCJA. Any significant variance of Altus’ current interpretation of this law from any future Treasury Regulations or administrative guidance could result in a change to the presentation of its financial condition and results of operations and could negatively affect its business.
The JOBS Act permits “emerging growth companies” like Altus to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.
Altus qualifies as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). As such, Altus is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies for as long as Altus continues to be an emerging growth company, including:

•	the exemption from the independent registered public accounting firm attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;

•	the exemptions from say-on-pay, say-on-frequency, and say-on-golden parachute voting requirements; and

•	reduced disclosure obligations regarding executive compensation in Altus’ periodic reports and proxy statements.
As a result, Altus’ stockholders may not have access to certain information they deem important. The Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following April 4, 2022, the fifth anniversary of its initial public offering, (b) in which it has total annual gross revenue of at least $1.07 billion, or (c) in which it is deemed to be a large accelerated filer, which means the market value of its Class A Common Stock that is held by non-affiliates exceeds $700.0 million as of the last business day of its prior second fiscal quarter (typically June 30th), and (ii) the date on which Altus has issued more than $1.0 billion in non-convertible debt during the prior three-year period.
In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.
The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. While Altus does not intend to take advantage of the benefits of this extended transition period, it has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, Altus, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of its financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.
Altus cannot predict if investors will find its Class A Common Stock less attractive if it relies on these exemptions. If some investors find Altus’ Class A Common Stock less attractive as a result, there may be a less active trading market for its Class A Common Stock, and its stock price may be more volatile.
Altus’ charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by its stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with Altus or its directors, officers, employees, or agents.
The charter provides that, unless Altus consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (Court of Chancery) will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for:

•	any derivative action or proceeding brought on the Company’s behalf;

•	any action asserting a claim of breach of a fiduciary duty owed by any of the Company’s directors, officers, or other employees to it or its stockholders;

•	any action asserting a claim against the Company or any of its directors, officers, or employees arising pursuant to any provision of the DGCL, the charter, or the Company’s bylaws; or

•	any action asserting a claim against the Company or any of its directors, officers, or other employees that is governed by the internal affairs doctrine.
The above does not apply for such claims as to which:

•	the Court of Chancery determines that it does not have personal jurisdiction over an indispensable party;

•	exclusive jurisdiction is vested in a court or forum other than the Court of Chancery; or

•	the Court of Chancery does not have subject matter jurisdiction.
Any person or entity purchasing or otherwise acquiring any interest in shares of the Company’s capital stock will be deemed to have notice of, and consented to, the provisions of Altus’ charter described in the preceding sentence. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder finds favorable for disputes with the Company or its directors, officers, or other employees, which may discourage such lawsuits against the Company and such persons. Alternatively, if a court were to find these provisions of Altus’ charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, the Company may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect its business, financial condition, or results of operations.

Altus’ charter provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Accordingly, the charter provides that the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act, the Securities Act, or any other claim for which the federal courts have exclusive jurisdiction.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2019, the Company did not have any unresolved comments from the SEC staff that were received 180 or more days prior to year-end.

ITEM 3. LEGAL PROCEEDINGS

The Company is not aware of any material pending or threatened legal proceedings against it at the time of the filing of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
The Company’s common units (Units), Class A Common Stock, and warrants were each traded on the Nasdaq under the symbols “KAACU,” “KAAC,” and “KAACW,” respectively, prior to the closing of the Business Combination. In connection with the closing of the Business Combination, the Units ceased trading, and the Class A Common Stock and warrants began trading on the Nasdaq under the symbols “ALTM” and “ALTMW,” respectively. The Company’s Units commenced public trading on March 30, 2017, and the Class A Common Stock and warrants commenced public trading on April 27, 2017.
The Company’s warrants ceased trading on the Nasdaq at the opening of business on December 20, 2018 and since that time have been quoted on the over-the-counter markets operated by OTC Markets Group under the symbol “ALTMW.” The warrants may still be exercised in accordance with their terms to purchase shares of the Company’s Class A Common Stock. The table below sets forth the high and low prices of the warrants, as reported on the OTC Marketplace, for each of the quarterly periods presented. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Year Ended December 31,
	2019		2018
	High	Low	High	Low
First Quarter	$0.87	$0.40	$—	$—
Second Quarter	$0.60	$0.25	$—	$—
Third Quarter	$0.40	$0.15	$—	$—
Fourth Quarter	$0.30	$0.07	$0.74	$0.63
On February 28, 2020, the Class A Common Stock had a closing price of $1.46, and the warrants had a closing price of $0.06.
Holders
On February 28, 2020, there were 115 holders of record of the Company’s Class A Common Stock and one holder of its Class C Common Stock.
Dividends
Altus has not paid any cash dividends on its Class A Common Stock to date. If declared by the Company’s Board of Directors, any future dividend payments will depend upon the Company’s level of earnings, financial requirements, and other relevant factors.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about the Company’s equity compensation plans is incorporated herein by reference to Altus’ definitive proxy statement for its 2020 Annual Meeting of Stockholders.
Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
None.

Performance Graph
The following stock price performance graph is intended to allow review of stockholder returns, expressed in terms of the performance of the Company’s common stock relative to both a broad equity market index and a published industry index. The information is included for historical comparative purposes only and should not be considered indicative of future stock performance. The graph compares the yearly percentage change in the cumulative total stockholder return on the Company’s common stock with the cumulative total return of both the Nasdaq Composite Index and the Alerian US Midstream Energy Index from April 30, 2017 through December 31, 2019. The stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

COMPARISON OF 32 MONTH CUMULATIVE TOTAL RETURN*
Among Altus Midstream Company, the Nasdaq Composite Index,
and the Alerian US Midstream Energy Index
* $100 invested on 5/2/17 in stock or 4/30/17 in index, including reinvestment of dividends.
Fiscal year ending December 31.

	5/2/2017	2017	2018	2019
Altus Midstream Company	$100.00	$100.10	$79.69	$29.48
Nasdaq Composite Index	100.00	114.59	110.42	152.76
Alerian US Midstream Energy Index	100.00	93.29	83.11	96.05

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data of the Company for the years ended December 31, 2019, 2018, and 2017 and for the period ended December 31, 2016. This information should be read in connection with, and is qualified in its entirety by, the more detailed information in the Company’s consolidated financial statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

	Year Ended December 31,			Period from May 26, 2016 (Inception) through December 31,
	2019	2018	2017	2016

	(In thousands, except per share data)
Income Statement Data
Total revenues	$135,798	$76,750	$15,142	$—
Net loss including noncontrolling interests	(1,338,900)	(239)	(18,575)	—
Net income attributable to Preferred Unit limited partners	38,809	—	—	—
Net income (loss) attributable to Apache limited partner	(1,008,039)	4,149	—	—
Net loss attributable to Class A common shareholders	(369,670)	(4,388)	(18,575)	—
Net loss attributable to Class A common shareholders, per share:
Basic	(4.93)	(0.03)	(0.30)	—
Diluted	(4.93)	(0.03)	(0.30)	—
Balance Sheet Data
Total assets	$1,500,854	$1,857,319	$705,751	$155,967
Total liabilities	597,330	130,533	149,701	96,626
Redeemable noncontrolling interest — Apache limited partner	701,000	1,940,500	—	—
Redeemable noncontrolling interest — Preferred Unit limited partners	555,599	—	—	—
Total equity (deficit)	(353,075)	(213,714)	556,050	59,341
Cash Flow Data
Net cash provided by (used in):
Operating activities	$76,273	$661	$—	$—
Investing activities	(1,503,688)	(175,100)	—	—
Financing activities	983,463	624,374	—	—
Non-GAAP Measures
Adjusted EBITDA(1)	$86,318	$7,827	$(5,543)	$—

(1)
Adjusted EBITDA is not defined by accounting principles generally accepted in the United States (GAAP) and should not be considered an alternative to, or more meaningful than, net income (loss), operating income (loss), net cash provided by (used in) operating activities, or any other measures prepared under GAAP. For the definition and reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K, and the risk factors and related information set forth in Part I, Item 1A and Part II, Item 7A of this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are omitted in this Annual Report on Form 10-K are incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on March 1, 2019.
Overview
Altus Midstream Company (the Company), through its ownership interest in Altus Midstream LP (Altus Midstream), owns gas gathering, processing, and transmission assets in the Permian Basin of West Texas, anchored by midstream service agreements to service Apache Corporation’s (Apache) production from its Alpine High resource play and surrounding areas (Alpine High). Additionally, Altus owns equity interests in four Permian Basin pipelines (the Equity Method Interest Pipelines) that will access various points along the Texas Gulf Coast, providing the Company with fully integrated, wellhead-to-water connectivity. The Company’s operations consist of one reportable segment.
The Company has no independent operations or material assets outside its ownership interest in Altus Midstream, which is reported on a consolidated basis. As of December 31, 2019, Altus Midstream’s assets included approximately 178 miles of in-service natural gas gathering pipelines, approximately 55 miles of residue gas pipelines with four market connections, and approximately 38 miles of NGL pipelines. Three cryogenic processing trains, each with nameplate capacity of 200 MMcf/d, were placed into service during 2019. Other assets include an NGL truck loading terminal with six Lease Automatic Custody Transfer units and eight NGL bullet tanks with 90,000 gallon capacity per tank. The Company’s existing gathering, processing, and transmission infrastructure is expected to provide capacity levels capable of fulfilling its midstream contracts to service Apache’s production from Alpine High and potential third-party customers as market activity in the area continues to develop.
Corporate History
Altus Midstream Company was originally incorporated on December 12, 2016 in Delaware under the name Kayne Anderson Acquisition Corp. (KAAC), for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. KAAC completed its initial public offering in the second quarter of 2017, after which its securities began trading on the Nasdaq Capital Markets (Nasdaq).

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

On November 9, 2018 (the Closing Date) and pursuant to the terms of the Contribution Agreement, the Company acquired from Apache the entire equity interests of the Altus Midstream Entities and options to acquire equity interests in five separate third-party pipeline projects (the Pipeline Options). The acquisition of the entities and the Pipeline Options is referred to herein as the Business Combination. In exchange, the consideration provided to Apache included economic voting and non-economic voting shares in KAAC and common partnership units representing limited partner interests in Altus Midstream LP (Common Units). At the time of the Business Combination, the Company changed its name from Kayne Anderson Acquisition Corp. to Altus Midstream Company.
Presentation of Financial and Operating Information
While Altus (formerly KAAC) was the surviving legal entity, the Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, Altus Midstream Company was treated as the acquired company for financial reporting purposes. As a result, historical operations of the entities comprising Altus Midstream Operating are deemed to be those of the Company. Thus, the financial statements and related information included in this Annual Report on Form 10-K reflect (i) the historical operating results of Altus Midstream Operating prior to the Closing Date, (ii) the net assets of Altus Midstream Operating at their historical cost, (iii) the consolidated results of Altus and Altus Midstream Operating after the Closing Date, and (iv) Altus’ equity structure for all periods presented.

For further information on the initial public offering, the Business Combination and Altus’ equity structure, refer to Note 2—Recapitalization Transaction and Note 11—Equity set forth in Part IV, Item 15 of this Annual Report on Form 10-K.
Altus Midstream Operational Metrics
The Company uses a variety of financial and operational metrics to assess the performance of its operations and growth compared to expected plan estimates. These metrics include:

•	Throughput volumes and associated revenues;

•	Costs and expenses; and

•	Adjusted EBITDA (as defined below).
Throughput Volumes and Associated Revenues
The Company’s results are driven primarily by the volume of natural gas gathered, processed, compressed, and/or transmitted. For the periods presented, substantially all revenues were generated through fee-based agreements with Apache, a related party. The volume of natural gas that Altus gathers or processes in future periods depends on the production level of Apache’s assets in areas Altus services and any additional third-party service contracts. The Company’s assets were initially constructed to serve Apache’s anticipated development of Alpine High and its surrounding areas. As such, the amount and pace of upstream development activity by Apache will directly impact Altus’ aggregate gathering and processing volumes because the production rate of natural gas wells declines over time.
Additionally, other producers are also developing oil and gas plays in surrounding areas that may provide opportunities to enter into third-party processing and gathering agreements. Producers’ willingness to engage in new drilling is determined by a number of factors, the most important of which are the prevailing and projected prices of oil, natural gas, and NGLs, the cost to drill and operate a well, the availability and cost of capital, and environmental and government regulations. Company management believes that its midstream assets are positioned in one of the most active regions for oil and gas exploration and development activities in the United States (U.S.), and the Company is actively pursuing new supplies of natural gas and processing arrangements with third parties to increase throughput volumes in its systems.
For more information about the Company’s relationship with Apache, please see the section entitled Altus’ Relationship with Apache in Part I, Items 1 and 2 of this Annual Report on Form 10-K.
Costs and Expenses
Operations and maintenance
Operations and maintenance expenses primarily comprise those costs that are directly associated with the operations of the Company’s assets. The most significant of these costs are associated with direct labor and supervision, power, repair and maintenance expenses, and equipment rentals. Fluctuations in commodity prices impact operating cost elements both directly and indirectly. For example, commodity prices directly impact costs such as power and fuel, which are expenses that increase (or decrease) in line with changes in commodity prices. Commodity prices also affect industry activity and demand, thus indirectly impacting the cost of items such as labor and equipment rentals.
Depreciation and accretion
Depreciation on the capitalized costs incurred to acquire and develop the Company’s midstream assets is computed based on estimated useful lives and estimated salvage values. Also included within this expense is the accretion associated with estimated asset retirement obligations (ARO). Depreciation and accretion expense would be expected to increase during future periods in-line with additional infrastructure costs incurred; however, any future asset sales or long-lived asset impairments would decrease expected depreciation expense to commensurate levels.
General and administrative
General and administrative (G&A) expense represents indirect costs and overhead expenditures incurred by the Company, associated with managing the midstream assets.
In connection with the closing of the Business Combination, the Company entered into a construction, operations, and maintenance agreement with Apache (the COMA), pursuant to which Apache provides certain services related to the design, development, construction, operation, management, and maintenance of Altus Midstream’s assets, on the Company’s behalf.

Under the COMA, Altus Midstream paid or will pay fees to Apache of (i) $3.0 million from November 9, 2018 through December 31, 2019, (ii) $5.0 million for the period of January 1, 2020 through December 31, 2020, (iii) $7.0 million for the period of January 1, 2021 through December 31, 2021 and (iv) $9.0 million annually thereafter, adjusted based on actual internal overhead and general and administrative costs incurred, until terminated. The annual fee was negotiated as part of the Business Combination to reimburse Apache for indirect costs of performing administrative corporate functions, including services for information technology, risk management, corporate planning, accounting, cash management, and others.
In addition, Apache may be reimbursed for certain internal costs and third-party costs incurred in connection with its role as service provider under the COMA. Costs incurred by Apache directly associated with midstream activity, where substantially all the services are rendered for Altus Midstream, are charged to Altus Midstream on a monthly basis.
Prior to entering into the COMA, to reimburse Apache for certain overhead and indirect costs incurred on behalf of Altus Midstream Operating, a monthly fee was charged to the midstream entities over the historical period upon commencement of operations. The monthly contract services fee was approximately $0.3 million per month. The fee charged was calculated based on a variety of factors, such as the estimated percentage of time spent and costs incurred by Apache to perform administrative services similar to those performed under the COMA.
Taxes other than income
Taxes other than income primarily comprise ad valorem taxes on the Company’s midstream assets.
Adjusted EBITDA
The Company defines Adjusted EBITDA as net income (loss) including noncontrolling interests before financing costs (net of capitalized interest), interest income, income taxes, depreciation, and accretion and adjusts such items, as applicable, from income from equity method interests. Altus also excludes (when applicable) impairments, unrealized gains or losses on derivative instruments, and other items affecting comparability of results to peers. Company management believes Adjusted EBITDA is useful for evaluating operating performance and comparing results of operations from period-to-period and against peers without regard to financing or capital structure. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss) including noncontrolling interests or any other measure determined in accordance with accounting principles generally accepted in the United States (GAAP) or as an indicator of the Company’s operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing Altus’ financial performance, such as cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. The presentation of Adjusted EBITDA should not be construed as an inference that the Company’s results will be unaffected by unusual or non-recurring items. Additionally, the Company’s computation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.
Adjusted EBITDA is not defined in GAAP
The GAAP measure used by the Company that is most directly comparable to Adjusted EBITDA is net income (loss) including noncontrolling interests. Adjusted EBITDA should not be considered as an alternative to the GAAP measure of net income (loss) including noncontrolling interests or any other measure of financial performance presented in accordance with GAAP. Adjusted EBITDA has important limitations as an analytical tool because it excludes some, but not all, items that affect net income (loss) including noncontrolling interests. Adjusted EBITDA should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. The Company’s definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies in the industry, thereby diminishing its utility.
Reconciliation of non-GAAP financial measure
Company management compensates for the limitations of Adjusted EBITDA as an analytical tool by reviewing the comparable GAAP measure, understanding the differences between Adjusted EBITDA as compared to net income (loss) including noncontrolling interests, and incorporating this knowledge into its decision-making processes. Management believes that investors benefit from having access to the same financial measure that the Company uses in evaluating operating results.

The following table presents a reconciliation of the GAAP financial measure of net loss including noncontrolling interests to the non-GAAP financial measure of Adjusted EBITDA.

	Year Ended December 31,
	2019	2018

	(In thousands)
Reconciliation of net loss including noncontrolling interests
Net loss including noncontrolling interests	$(1,338,900)	$(239)
Add:
Financing costs, net of capitalized interest	1,792	107
Income tax (benefit) expense	64,900	(10,501)
Depreciation and accretion	41,480	20,068
Impairments	1,300,719	—
Unrealized derivative instrument loss	8,470	—
Equity method interests Adjusted EBITDA	29,251	—
Loss on sale of assets	605	—
Other	676	—
Less:
Interest income	3,606	1,608
Income from equity method interests, net	19,069	—
Adjusted EBITDA	$86,318	$7,827
Items Affecting Comparability of the Company’s Financial Condition and Results of Operations
Future financial data of Altus Midstream may not be comparable to the historical results of the Company’s operations for the periods presented due to the following reasons:
Construction of Assets
Since inception, the Company has invested capital to develop midstream infrastructure assets in the Permian Basin of West Texas. Construction on the assets began in the fourth quarter of 2016, and operations commenced in the second quarter of 2017. With construction of three cryogenic processing plants now complete, the Company’s future growth capital requirements in relation to its gathering and processing assets is expected to be limited to maintenance capital beginning in 2020; however, capital spending may be increased in future periods if additional cryogenic processing capacity is needed, commensurate with any forecasted throughput increases from Alpine High or potential third-party volumes.
Pipeline Options and Equity Method Interests
As part of the Business Combination, Altus Midstream obtained the right, but not the obligation, to exercise the Pipeline Options. As of December 31, 2019, four of five Pipeline Options have been exercised for the following equity method interest ownership stakes:

•	16.0 percent in the Gulf Coast Express natural gas pipeline (GCX);

•	15.0 percent in the EPIC crude pipeline (EPIC);

•	26.7 percent in the Permian Highway Pipeline (PHP); and

•	33.0 percent in the Shin Oak NGL Pipeline (Shin Oak).

Altus Midstream’s option to acquire a 50 percent equity interest in the Salt Creek NGL Pipeline, an intra-basin NGL pipeline, was not exercised and expired on March 2, 2020.

The Company’s proportionate share of costs relating to its equity interests in pipelines still under construction will require significant capital expenditures. With Shin Oak and GCX already in service, and initial service on EPIC being commissioned in February 2020, Company management anticipates that the Company’s existing capital resources will be sufficient to fund the Company’s obligations related to the remaining construction periods. Refer to Capital Resources and Liquidity in this section and Note 10—Equity Method Interests in Part IV, Item 15 of this Annual Report on Form 10-K for more information.
Throughput Volumes
As discussed above, substantially all of the Company’s revenues for the periods presented were generated through fee-based agreements with the Company’s affiliate, Apache. These fee-based agreements minimize direct exposure to commodity price fluctuations because Altus generally does not engage in the selling, marketing, or trading of crude oil, natural gas, or NGLs. Commodity price variances indirectly impact the activities and results of operations over the long term because prices can influence production rates and investments by Apache and other third parties in the development of new crude oil and natural gas reserves. Generally, drilling and production activity will increase as crude oil, NGL and natural gas prices increase.

Throughput volumes serviced by the Company in connection with its fee-based midstream service agreements depend on the amount of natural gas produced by Apache in the Alpine High resource play. Given Altus’ inability to significantly influence producer economics in Alpine High, the Company cannot guarantee volume throughput, and Altus’ existing acreage dedication based on commercial arrangements with Apache does not provide volume commitments.
Apache, as part of its fourth quarter 2019 capital planning review, notified Altus of its intention to materially reduce its planned investment in the Alpine High play. This notification prompted Altus management to assess its long-lived infrastructure assets for impairment given the expected reduction to future throughput volumes. Altus subsequently recorded impairments on its gathering, processing, and transmission assets in the fourth quarter of 2019. For further discussion of these impairments, please see Note 1—Summary of Significant Accounting Policies and Note 5—Property, Plant and Equipment in the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Income Taxes

Altus Midstream Operating is a group of entities that are disregarded as entities separate from their regarded owner, Apache. For U.S. federal income tax purposes, Apache is a C-corporation under the Internal Revenue Code. As a result, federal taxable income associated with Altus Midstream Operating has historically been included in Apache’s consolidated federal income tax return. Altus Midstream Operating is also subject to the Texas margin tax and the Altus Midstream Entities have historically been included in the Apache combined Texas margin tax return.
At the closing of the Business Combination, Apache contributed the Altus Midstream Entities and the Pipeline Options to Altus Midstream with the Altus Midstream Entities now treated as disregarded entities under Altus Midstream. Altus Midstream will not be subject to U.S. federal income tax and will instead pass through its taxable income to its partners - being Apache and Altus - upon closing of the Business Combination. As a result of the change in ownership structure, Altus will record net income or loss before income taxes attributable to both the controlling and noncontrolling interest; however, Altus will only report an income tax provision associated with the Company’s investment in Altus Midstream and Altus’ corporate operations.

Results of Operations

The following table presents the Company’s results of operations for the periods presented:

	Year Ended December 31,
	2019	2018

	(In thousands)
REVENUES:
Midstream services revenue — affiliate	$135,798	$76,750
Total revenues	135,798	76,750
COSTS AND EXPENSES:
Operations and maintenance	55,858	53,922
General and administrative	10,301	7,368
Depreciation and accretion	41,480	20,068
Impairments	1,300,719	—
Taxes other than income	13,231	7,633
Total costs and expenses	1,421,589	88,991
Operating loss	(1,285,791)	(12,241)
Unrealized derivative instrument loss	(8,470)	—
Interest income	3,606	1,608
Income from equity method interests, net	19,069	—
Other	(622)	—
Total other income	13,583	1,608
Financing costs, net of capitalized interest	1,792	107
NET LOSS BEFORE INCOME TAXES	(1,274,000)	(10,740)
Current income tax benefit	(15)	(1,041)
Deferred income tax (benefit) expense	64,915	(9,460)
NET LOSS INCLUDING NONCONTROLLING INTERESTS	(1,338,900)	(239)
Net income attributable to Preferred Unit limited partners	38,809	—
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(1,377,709)	(239)
Net income (loss) attributable to Apache limited partner	(1,008,039)	4,149
NET LOSS ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS	$(369,670)	$(4,388)
KEY PERFORMANCE METRICS:
Adjusted EBITDA(1)	$86,318	$7,827
OPERATING DATA:
Average throughput volumes of natural gas (MMcf/d)	509	333
Average volumes of natural gas processed (MMcf/d)	509	333

(1)
Adjusted EBITDA is not defined by GAAP and should not be considered an alternative to, or more meaningful than, net income (loss), operating income (loss), net cash provided by (used in) operating activities, or any other measures prepared under GAAP. For the definition and reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see the section entitled Adjusted EBITDA above.

Since the Company commenced operations in the second quarter of 2017, its only customer has been Apache, although Altus Midstream is pursuing similar long-term commercial service contracts with third-parties that could be accommodated by existing capacity. Altus’ midstream service agreements with Apache contain no minimum volume commitments and as such, future results of operations may be materially impacted by Apache’s production volumes from Alpine High and Altus’ ability to contract third-party business. Refer to Part I, Item 1A—Risk Factors of this Annual Report on Form 10-K for further discussion.

Midstream Revenues
The following table summarizes the Company’s revenues for the periods presented:

	Year Ended December 31,
	2019	2018

	(In thousands)
REVENUES:
Midstream services — affiliate	$135,798	$76,750
Total revenues	$135,798	$76,750

Substantially all revenues were generated from fee-based services provided under the terms of separate commercial midstream service agreements with Apache for the gathering, processing, and transmission of volumes from the dedicated area in the Alpine High field. Altus receives a per-unit fee based on the quantity of natural gas and natural gas liquid volumes that flow through its systems. During the periods presented, Altus did not own or take title to the volumes that were processed through its systems.
Midstream services revenue from affiliate increased by $59.0 million to $135.8 million for the year ended December 31, 2019, as compared to $76.8 million for the year ended December 31, 2018. The increase compared to the prior year was primarily driven by higher throughput volumes from Apache’s drilling activity levels at Alpine High in late 2018 and the first half of 2019.
Costs and Expenses
The following table summarizes the Company’s costs and expenses for the periods presented:

	Year Ended December 31,
	2019	2018

	(In thousands)
Operations and maintenance	$55,858	$53,922
General and administrative	10,301	7,368
Depreciation and accretion	41,480	20,068
Impairments	1,300,719	—
Taxes other than income	13,231	7,633
Total costs and expenses	$1,421,589	$88,991
Operations and maintenance
Operations and maintenance expenses increased by approximately $1.9 million to $55.9 million for the year ended December 31, 2019, as compared to $53.9 million for the year ended December 31, 2018, primarily driven by higher operating costs including contract costs, equipment rentals, and supplies as a result of increased throughput volumes, offset by a decrease in Company labor in the second half of 2019 as a result of a reduction to head count and a decrease in repair and maintenance.
General and administrative
General and administrative (G&A) expense increased by $2.9 million to $10.3 million for the year ended December 31, 2019, as compared to $7.4 million for the year ended December 31, 2018, primarily attributable to higher severance costs and insurance costs. Further increases were related to legal, audit, and other public filing requirements expenses. These increases were partially offset by lower employee related costs charged to Altus by Apache under the terms of the COMA.
Depreciation and accretion
Depreciation and accretion expense increased by $21.4 million to $41.5 million for the year ended December 31, 2019, as compared to $20.1 million for the year ended December 31, 2018. The increase represents the timing of placing assets into service following construction activity over the historical period. Typically, depreciation and accretion expense would be expected to increase over the next year as a result of the cryogenic plants being placed into service in the second half of 2019; however, depreciation expense is expected to be lowered in 2020 to levels commensurate with impairments recorded to the carrying value of the property, plant, and equipment at the end of 2019.

Impairments
Apache, as part of its fourth quarter 2019 capital planning review, notified Altus of its intention to materially reduce funding to Alpine High. This notification prompted Altus management to assess its long-lived infrastructure assets for impairment, and as a result of this assessment, Altus recorded impairments of $1.3 billion on its gathering, processing, and transmission assets in the fourth quarter of 2019.
Altus also recorded an impairment charge of $9.3 million in the third quarter of 2019 related to the cancellation of construction on a previously planned compressor station.
For further discussion of these impairments, please see Note 1—Summary of Significant Accounting Policies and Note 5—Property, Plant and Equipment in the Notes to Consolidated Financial Statements included within Part IV, Item 15 of this Annual Report on Form 10-K.
Taxes other than income
The increase in taxes other than income was driven by ad valorem taxes, which increased by $5.4 million to $12.9 million for the year ended December 31, 2019, as compared to $7.5 million for the year ended December 31, 2018. The $5.4 million increase represents the higher tax assessment in the current year related to the completed construction of assets in the year, mainly attributable to the cryogenic plants. Further increases related to franchise and utility taxes.
Other Income (Loss) and Financing Costs, Net of Capitalized Interest
The components of other income, other loss, and financing costs, net of capitalized interest are presented below:

	Year Ended December 31,
	2019	2018(1)

	(In thousands)
Unrealized derivative instrument loss	$(8,470)	$—
Interest income	3,606	1,608
Income from equity method interests, net	19,069	—
Other	(622)	—
Total other income	$13,583	$1,608

Interest expense	$6,384	$8,412
Amortization of deferred facility fees	889	107
Capitalized interest	(5,481)	(8,412)
Total Financing costs, net	$1,792	$107

(1)
Prior to the Business Combination, the Company’s operations were funded entirely by contributions from Apache. Accordingly, Apache allocated a portion of interest on its corporate debt in determining capitalized interest associated with the development of Alpine High infrastructure. Refer to Note 1—Summary of Significant Accounting Policies and Note 3—Transactions with Affiliates in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K, for further information.

Unrealized derivative instrument loss
During the year ending December 31, 2019, the Company recognized an unrealized loss of $8.5 million in relation to an embedded feature identified upon the issuance and sale of Series A Cumulative Redeemable Preferred Units (the Preferred Units) in the second quarter of 2019. The associated derivative is recorded on the consolidated balance sheet at fair value. The fair value of the embedded derivative is determined (using an income approach) by a range of factors including expected future interest rates using the Black-Karasinski model, the Company’s imputed interest rate, the timing of periodic cash distributions, and dividend yields of the Preferred Units. Refer to Note 12—Series A Cumulative Redeemable Preferred Units within Part IV, Item 15 of this Annual Report on Form 10-K for further discussion.

Income from equity method interests
Income from equity method interests was primarily generated from the Company’s proportionate share of net income in the GCX and Shin Oak pipelines, in which the Company owns a 16 percent and 33 percent interest, respectively. Both GCX and Shin Oak were placed into service during 2019. The Company also completed the acquisition of equity interests in the EPIC and PHP pipelines during 2019. EPIC was commissioned in February 2020, and PHP is expected to be placed into service in 2021 when construction is complete. As of December 31, 2019, the Company had exercised four of its five Pipeline Options. Refer to Note 10—Equity Method Interests within Part IV, Item 15 of this Annual Report on Form 10-K for further discussion.
Financing costs, net of capitalized interest
For the years ended December 31, 2019 and 2018, financing costs incurred, net of capitalized interest were $1.8 million and $0.1 million, respectively. These costs relate to interest, which is not capitalized, on finance lease obligations and amortization of fees on the revolving credit facility entered into by Altus Midstream in November 2018.
Provisions for income taxes
Income taxes for the years ended December 31, 2019 and 2018 were an expense of $64.9 million and a benefit of $10.5 million, respectively. Income tax expense (benefit) for the years ended December 31, 2019 and 2018 was primarily impacted by the change in valuation allowance, state taxes, and federal partnership income not subject to tax by the Company. Please refer to Note 13—Income Taxes set forth in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion.
Key Performance Metrics
The Company realized a net loss before income tax of $1.3 billion and $10.7 million for the years ended December 31, 2019 and 2018, respectively. Adjusted EBITDA increased by $78.5 million for the year ended December 31, 2019. The increase in Adjusted EBITDA is primarily due to a $59.0 million increase in midstream services revenue from affiliate coupled with $29.3 million of EBITDA in the Company’s proportionate share of its equity method interests. These amounts were partially offset by a $5.6 million increase in taxes other than income, a $2.3 million increase in G&A expenses, net of separation costs, and a $1.9 million increase in operations and maintenance expense. Net loss before income taxes was detrimentally impacted by a $1.3 billion impairment charge recorded during the second half of 2019, a $21.1 million increase in depreciation expense, and an $8.5 million unrealized loss arising from the fair value measurement of an embedded derivative at December 31, 2019.
Capital Resources and Liquidity
As of December 31, 2019, the Company’s primary use of capital has been for the initial construction of gathering and processing assets, as well as the exercise of four of the five Pipeline Options and associated subsequent construction costs. For 2020 and 2021, the Company’s primary use of capital will be for its proportionate share of costs relating to the equity method interest pipelines still under construction.
Prior to the Business Combination, Altus’ primary source of liquidity was capital contributions from Apache. During 2019, the Company’s primary sources of capital were proceeds from the issuance of the Preferred Units, borrowings under the revolving credit facility, and cash generated from operations. While the remaining equity method interest pipelines are being constructed, ongoing sources of liquidity are expected to be cash generated from operations and revolving credit facility borrowing capacity. Based on Altus’ current financial plan and related assumptions, the Company believes that cash from operations, a reduced capital program for its midstream infrastructure, and distributions from equity method interests will begin to generate operating cash flows in excess of capital expenditures by year-end 2020.
Altus Midstream Capital Requirements
During 2019 and 2018, capital spending for midstream infrastructure assets totaled $342.7 million and $568.5 million, respectively. Prior to the Business Combination, asset expenditures primarily comprise investments in infrastructure for Alpine High made by Apache that were contributed to Altus Midstream. Management believes its existing gathering, processing, and transmission infrastructure capacity is capable of fulfilling its midstream contracts to service Apache’s production from Alpine High and any potential third-party customers. As such, the Company expects any capital requirements for its midstream infrastructure assets will be limited in 2020 and 2021.

At December 31, 2019, Altus Midstream had exercised four of its Pipeline Options. During the year, acquisition capital and subsequent capital contributions totaled $670.6 million and $501.4 million, respectively. Altus now owns the following equity method interests in Permian Basin long-haul pipeline entities:

•
A 16.0 percent interest in GCX, which delivers natural gas from the Waha area in West Texas to Agua Dulce near the Texas Gulf Coast. Full commercial service began at the end of September 2019, and the total capacity of 2.0 Bcf/d is fully subscribed under long-term contracts.

•
A 15.0 percent interest in EPIC. Construction on the mainline is complete, and initial service on the pipeline was commissioned in February 2020. The pipeline has initial capacity of approximately 600 MBbl/d and transports crude oil from Orla, Texas to the Port of Corpus Christi, Texas.

•
A 26.7 percent interest in PHP, a long-haul pipeline under construction that is expected to have approximately 2.1 Bcf/d of natural gas transportation capacity. The pipeline will transport natural gas from the Waha area in northern Pecos County, Texas to the Katy, Texas area with connections to Texas Gulf Coast and Mexico markets. PHP is anticipated to be placed in service in early 2021.

•
A 33.0 percent interest in Breviloba LLC, which owns Shin Oak, a long-haul NGL pipeline with capacity of up to 550 MBbl/d. Shin Oak primarily transports NGLs from the Permian Basin to Mont Belvieu, Texas, and was placed into service during 2019.

The Company may be required to fund its proportionate share of future capital expenditures for its equity interest share in the development of the pipelines as referenced. The PHP pipeline is still under construction, and EPIC is installing additional operational storage capacity and completing an additional dock. The Company estimates it will incur approximately $300 million during 2020 of additional capital contributions for its equity interest associated with the construction costs in these joint venture pipelines. The Company anticipates its existing capital resources will be sufficient to fund the Company’s remaining pipeline construction periods. For further information on the equity method interest pipelines, refer to Note 10—Equity Method Interests in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.
Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented.

	For the Year Ended December 31,
	2019	2018

	(In thousands)
Sources of cash and cash equivalents:
Recapitalization transaction	$—	$628,154
Redeemable noncontrolling interest - Preferred Unit limited partners, net	611,249	—
Proceeds from revolving credit facility	396,000	—
Proceeds from sale of assets	13,309	—
Net cash provided by operating activities	76,273	661
	1,096,831	628,815
Uses of cash and cash equivalents:
Capital expenditures(1)	(342,650)	(84,000)
Equity method interests	(1,171,977)	(91,100)
Finance lease payments	(22,994)	—
Deferred facility fees	(792)	(3,780)
Other	(2,370)	—
	(1,540,783)	(178,880)
Increase (decrease) in cash and cash equivalents	$(443,952)	$449,935

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this document, which include accruals.

Liquidity
The following table presents a summary of the Company’s key financial indicators at the dates presented:

	December 31, 2019	December 31, 2018

	(In thousands)
Cash and cash equivalents	$5,983	$449,935
Total debt	405,767	—
Available committed borrowing capacity	404,000	450,000
Cash and cash equivalents
At December 31, 2019 and December 31, 2018, Altus had $6.0 million and $449.9 million, respectively, in cash and cash equivalents. The majority of the cash is invested in highly liquid, investment-grade instruments with maturities of three months or less at the time of purchase.
Debt
As of December 31, 2019, the Company had outstanding debt of $405.8 million, of which $9.8 million is related to a finance lease obligation.
Available credit facilities
In November 2018, Altus Midstream entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream’s two, one year extension options). The agreement for this revolving credit facility, as amended (the Amended Credit Agreement), provides aggregate commitments from a syndicate of banks of $800.0 million. The aggregate commitments include a letter of credit subfacility of up to $100.0 million and a swingline loan subfacility of up to $100.0 million. Altus Midstream may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of December 31, 2019, total outstanding borrowings were $396.0 million and no letters of credit were outstanding under this facility. There were no outstanding borrowings or letters of credit as of December 31, 2018.
Altus Midstream’s revolving credit facility is unsecured and is not guaranteed by the Company, Apache, or any of their respective subsidiaries.
At Altus Midstream’s option, the interest rate per annum for borrowings under this facility is either a base rate, as defined, plus a margin, or the London Inter-bank Offered Rate (LIBOR), plus a margin. Altus Midstream also pays quarterly a facility fee at a rate per annum on total commitments. The margins and the facility fee vary based upon (i) the Leverage Ratio until Altus Midstream has a senior long-term debt rating and (ii) such senior long-term debt rating once it exists. The Leverage Ratio is the ratio of (1) the consolidated indebtedness of Altus Midstream and its restricted subsidiaries to (2) EBITDA (as defined in the Amended Credit Agreement) of Altus Midstream and its restricted subsidiaries for the 12-month period ending immediately before the determination date. At December 31, 2019, the base rate margin was 0.15 percent, the LIBOR margin was 1.15 percent, and the facility fee was 0.225 percent. In addition, a commission is payable quarterly to the lenders on the face amount of each outstanding letter of credit at a per annum rate equal to the LIBOR margin then in effect. Customary letter of credit fronting fees and other charges are payable to issuing banks.
The Amended Credit Agreement contains restrictive covenants that may limit the ability of Altus Midstream and its restricted subsidiaries to, among other things, incur additional indebtedness or guaranty indebtedness, sell assets, make investments in unrestricted subsidiaries, enter into mergers, make certain payments and distributions, incur liens on certain property securing indebtedness, and engage in certain other transactions without the prior consent of the lenders. Altus Midstream also is subject to a financial covenant under the Amended Credit Agreement, which requires it to maintain a Leverage Ratio not exceeding 5.00:1.00 at the end of any fiscal quarter, starting with the quarter ended December 31, 2019, except that during the period of up to one year following a qualified acquisition, the Leverage Ratio cannot exceed 5.50:1.00 at the end of any fiscal quarter. Unless the Leverage Ratio is less than or equal to 4.00:1.00, the Amended Credit Agreement limits distributions in respect of Altus Midstream LP’s capital to $30 million per calendar year until either (i) the consolidated net income of Altus Midstream LP and its restricted subsidiaries, as adjusted pursuant to the Amended Credit Agreement, for three consecutive calendar months equals or exceeds $350.0 million on an annualized basis or (ii) Altus Midstream LP has a specified senior long-term debt rating; in addition, before the occurrence of one of those two events, the Leverage Ratio must be less than or equal to 5.00:1.00. In no event can any distribution be made that would, after giving effect to it on a pro forma basis, result in a Leverage Ratio greater than (i) 5.00:1.00 or (ii) for a specified period after a qualifying acquisition, 5.50:1.00. The Leverage Ratio as of December 31, 2019 was less than 4.00:1.00.

The terms of Altus Midstream’s Preferred Units also contain certain restrictions on distributions on Altus Midstream LP’s Common Units, including the Common Units held by the Company, and any other units that rank junior to the Preferred Units with respect to distributions or distributions upon liquidation. Refer to Note 12—Series A Cumulative Redeemable Preferred Units in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K for further information. In addition, the amount of any cash distributions to Altus Midstream LP by any entity in which it has an interest accounted for by the equity method is subject to such entity’s compliance with the terms of any debt or other agreements by which it may be bound, which in turn may impact the amount of funds available for distribution by Altus Midstream LP to its partners.
There are no clauses in the Amended Credit Agreement that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes. The Amended Credit Agreement has no drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreement allows the lenders to accelerate payment maturity and terminate lending and issuance commitments for nonpayment and other breaches, and if Altus Midstream or any of its restricted subsidiaries defaults on other indebtedness in excess of the stated threshold, is insolvent, or has any unpaid, non-appealable judgment against it for payment of money in excess of the stated threshold. Lenders may also accelerate payment maturity and terminate lending and issuance commitments if Altus Midstream undergoes a specified change in control or has specified pension plan liabilities in excess of the stated threshold. Altus Midstream was in compliance with the terms of the Amended Credit Agreement as of December 31, 2019.
There is no assurance that the financial condition of banks with lending commitments to Altus Midstream will not deteriorate. Altus closely monitors the ratings of the banks in the Company’s bank group. Having a large bank group allows the Company to mitigate the potential impact of any bank’s failure to honor its lending commitment.
Series A Cumulative Redeemable Preferred Units
On June 12, 2019, Altus Midstream issued and sold the Preferred Units in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the Closing). The Closing occurred pursuant to a Preferred Unit Purchase Agreement among Altus Midstream, the Company, and the purchasers party thereto, dated as of May 8, 2019. A total of 625,000 Preferred Units were sold at a price of $1,000 per Preferred Unit, for an aggregate issue price of $625.0 million. Altus Midstream received approximately $611.2 million in cash proceeds from the sale after deducting transaction costs and discounts to certain purchasers. These proceeds were used to fund ongoing capital contributions related to Altus’ Equity Method Interest Pipelines and repayment of outstanding principal on the revolving credit facility (discussed above).
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

•
The Preferred Units are redeemable at Altus Midstream’s option at any time in cash at a redemption price (the Redemption Price) equal to (a) the greater of (i) an 11.5 percent internal rate of return (increasing to 13.75 percent after the fifth anniversary of Closing), and (ii) a 1.3x multiple of invested capital plus (b) if applicable, the value of any accrued and unpaid distributions. The Preferred Units will be redeemable at the holder’s option upon a change of control or liquidation of Altus Midstream and certain other events, including certain asset dispositions. Subject to compliance with minimum ownership requirements and redemption restrictions of the Amended LPA, Apache’s election to cause its Common Units in Altus Midstream to be redeemed for shares of the Company’s Class A Common Stock or cash (as further discussed in Note 11—Equity in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K) would not be a change of control.

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

•
Altus Midstream is restricted from declaring or making cash distributions on its Common Units until all required distributions on the Preferred Units have been paid. In addition, before the fifth anniversary of Closing, aggregate cash distributions on, and redemptions of, Common Units are limited to $650.0 million of cash from ordinary course of operations if permitted under Altus Midstream’s Amended Credit Agreement. Cash distributions on, and redemptions of, Common Units also are subject to satisfaction of leverage ratio requirements specified in the Amended LPA.

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
Since the Preferred Units could be exchangeable for a number of shares of Class A Common Stock equal to 20 percent or more of the Company’s outstanding voting power, the Company has agreed to submit the potential issuance of such shares for approval of its stockholders (the Stockholder Approval) at its annual stockholder meeting in 2020. In connection with the Closing, Apache, the Company, and certain purchasers of Preferred Units entered into a voting agreement pursuant to which Apache has agreed to vote all shares of common stock of the Company over which Apache has beneficial ownership in favor of the Stockholder Approval. The Amended LPA provides that the Preferred Units will not be exchangeable into more than 19.5 percent of the outstanding voting power of the Company unless the Stockholder Approval is obtained.
Off-Balance Sheet Arrangements
Other than the arrangements described herein, the Company has not entered into any transactions, agreements, or other contractual arrangements with unconsolidated entities that are reasonably likely to materially affect its liquidity or capital resource positions.
At the close of the Business Combination, Apache was granted the right to receive contingent consideration of up to 37,500,000 shares of Class A Common Stock as follows:

•
12,500,000 shares if, during the calendar year 2021, the aggregate gathered gas from an area of dedication in Reeves, Pecos, Culberson, and Jeff Davis Counties in Texas that are assessed a low pressure gathering fee pursuant to that certain Amended and Restated Gas Gathering Agreement, dated August 8, 2018, between Apache and Altus Midstream Gathering, LP is equal to or greater than 574,380 million cubic feet.

•
12,500,000 shares if the per share closing price of the Class A Common Stock as reported by Nasdaq during any 30-day-trading period ending prior to the fifth anniversary of the Closing Date is equal to or greater than $14.00 for any 20 trading days within such 30-trading-day period.

•
12,500,000 shares if the per share closing price of the Class A Common Stock as reported by Nasdaq during any 30-trading-day period ending prior to the fifth anniversary of the Closing Date is equal to or greater than $16.00 for any 20 trading days within such 30-trading-day period.

For additional information regarding these arrangements, please see Note 11—Equity in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

Contractual Obligations
The following table summarizes the Company’s contractual obligations as of December 31, 2019. For additional information regarding these obligations, please see Note 3—Transactions with Affiliates, Note 6—Debt and Financing Costs, and Note 9—Commitments and Contingencies in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

Contractual Obligations(1)	Note Reference	Total	2020	2021-2022	2023-2024	2025 & Beyond

	(In thousands)
COMA fee(2)	Note 3	$21,000	$5,000	$16,000	$—	$—
Credit facility(3)	Note 6	396,000	—	—	396,000	—
Operating lease obligations(4)	Note 3	1,719	652	1,067	—	—
Finance lease(5)	Note 9	9,800	9,800	—	—	—
Total Contractual Obligations		$428,519	$15,452	$17,067	$396,000	$—

(1)
This table does not include the Company’s liability for dismantlement, abandonment, and restoration costs of midstream assets. For additional information regarding these liabilities, please see Note 8—Asset Retirement Obligations in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

(2)
Amounts represent annual general and administrative fees established under the COMA for payment to Apache for certain administrative and operational support services being provided to Altus Midstream. The annual general and administrative fee cannot be increased until after the fourth anniversary of the Business Combination and will be redetermined annually thereafter.

(3)
Includes outstanding principal amounts at December 31, 2019. This table does not include future commitment fees, interest expense, or other fees on Altus Midstream’s credit facility because they are floating rate instruments, and management cannot determine with accuracy the timing of future loan advances, repayments, or future interest rates to be charged.

(4)
Amounts include long-term lease payments to Apache under the Lease Agreement for office space, warehouse, and storage facilities located in Reeves County, Texas. The obligation amount is determined on the base rental charge. The initial term of the Lease Agreement is for four years and may be extended by Altus Midstream for three additional, consecutive periods of twenty-four months.

(5)
Amounts represent the Company’s finance lease obligation entered into during the first quarter of 2019 related to physical power generators being leased on a one-year term with the right to purchase. This lease expired in January 2020 with a weighted average discount rate of 4.2 percent. Subsequent to the expiration of the lease, the Company exercised its right to purchase the generators.

As further described above under the section entitled Items Affecting Comparability of the Company’s Financial Condition and Results of Operations, Altus Midstream exercised four of the Company’s five Pipeline Options acquired from Apache at the closing of the Business Combination. The Company may be required to fund its proportionate share of future capital expenditures for its equity interest share in the development of the pipelines as referenced. EPIC is installing additional operational storage capacity and completing an additional dock, and PHP is still under construction. The Company estimates it will incur approximately $300 million during 2020 of additional capital contributions for its equity interest associated with the construction costs.
The Company’s midstream assets service Altus Midstream’s existing fee-based revenue agreements, which are underpinned by acreage dedications covering Alpine High. There are no minimum volume or firm transportation commitments. Pursuant to these agreements, Altus Midstream is obligated to perform low and high pressure gathering, processing, dehydration, compression, treating, conditioning, and transmission on all volumes produced from the dedicated acreage, so long as Apache has the right to market such gas. Although Altus believes its existing gathering, processing, and transmission infrastructure is expected to provide capacity levels capable of fulfilling its midstream contracts to service Apache’s production and additional third-party customers, current capital spending may be increased in future periods if additional cryogenic processing capacity is needed, commensurate with any forecasted throughput increases.
Altus Midstream may also be subject to various contingent obligations that become payable only if certain events or rulings were to occur. The inherent uncertainty surrounding the timing of and monetary impact associated with these events or rulings prevents any meaningful accurate measurement, which is necessary to assess settlements resulting from litigation, regulatory, or environmental matters. As of December 31, 2019, there were no accruals or loss contingencies. For a detailed discussion of the Company’s environmental and legal contingencies, please see Note 9—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

Insurance Program
The Company has the benefit of insurance policies that include coverage for physical damage to assets, general liabilities, business interruption insurance, sudden and accidental pollution, and other risks. Altus’ insurance coverage is subject to deductibles or retentions that Altus must satisfy prior to recovering on insurance. Additionally, the insurance coverage is subject to policy exclusions and limitations. There is no assurance that insurance coverage will adequately protect the Company against liability from all potential consequences and damages.
Future insurance coverage for the industry could increase in cost and may include higher deductibles or retentions. In addition, some forms of insurance may become unavailable.
Critical Accounting Policies and Estimates

Altus prepares its financial statements and the accompanying notes in conformity with GAAP, which require management to make estimates and assumptions about future events that affect the reported amounts in the financial statements and the accompanying notes. Altus identifies certain accounting policies as critical based on, among other things, their impact on the portrayal of Altus’ financial condition, results of operations, or liquidity and the degree of difficulty, subjectivity, and complexity in their deployment. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. Management routinely discusses the development, selection, and disclosure of each of the critical accounting policies. The following is a discussion of Altus’ most critical accounting policies.
Property, Plant, and Equipment
Property, plant, and equipment are stated at historical cost less accumulated depreciation and impairments. Expenditures that extend the useful lives of existing property, plant, and equipment, maintain the long-term system operating capacity of assets, or increase system throughput or capacity from current levels are capitalized. The Company capitalizes construction-related direct labor and incremental costs, while repair costs are expensed as incurred.
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
Impairment of Long-lived Assets

Long-lived assets used in operations, including gathering, processing, and transmission facilities, are evaluated for potential impairment when events or changes in circumstances indicate a possible significant deterioration in future cash flows expected to be generated by an asset group. Individual assets are grouped for impairment purposes based on a judgmental assessment of the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. If there is an indication that the carrying amount of an asset may not be recovered, the asset is assessed for impairment through an established process in which changes to significant assumptions such as service prices, throughput volumes, and future development plans are reviewed. If, upon review, the sum of the undiscounted pre-tax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Because there is usually a lack of quoted market prices for long-lived assets, the fair value of the impaired assets is assessed by management using the income approach.

Under the income approach, the fair value of each asset group is estimated based on the present value of expected future cash flows. The income approach is dependent on a number of key factors and assumptions including estimates of forecasted throughput volumes, operating expenses, commercial development and capital costs, inflation expectations, discount rates, and other variables. Management also evaluates changes in Altus’ business and economic conditions and their implications on future development plans and ultimate disposition of the assets. Global and regional economic conditions, including commodity prices and drilling activity by third party customers, may also affect estimated future cash flows.

The final measure of impairment to be recognized, if any, depends upon management’s calculation using the income approach; however, management does consider other factors in determining the asset’s fair value including indicative values at which similar assets were transferred in recent market transactions, if such data is available. Although the Company bases its fair value measurement of each asset group on assumptions it believes to be reasonable, those assumptions are inherently unpredictable and uncertain, and actual results could differ from the estimate. Negative revisions in throughput estimates, increases in future operating and capital costs, divestitures of significant components of an asset group, or sustained market deterioration in the oil and gas industry could lead to further reductions in expected future cash flows and possibly additional impairments in future periods.
Altus recorded impairments on its gathering, processing, and transmission assets in the fourth quarter of 2019. For discussion of these impairments, see Note 1—Summary of Significant Accounting Policies and Note 5—Property, Plant and Equipment in the Notes to Consolidated Financial Statements included in within Part IV, Item 15 of this Annual Report on Form 10-K.
Income Taxes
Altus’ operations are subject to U.S. federal and state taxation on income. The Company records deferred tax assets and liabilities to account for the expected future tax consequences of events that have been recognized in the Company’s financial statements and tax returns. Altus routinely assesses the ability to realize its deferred tax assets. If Altus concludes that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, the tax asset would be reduced by a valuation allowance.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosure About Market Risk
The Company is exposed to various market risks, including the effects of adverse changes in commodity prices and credit risk as described below.
Commodity Price Risk
Currently, essentially all of the Company’s midstream service agreements are fee-based, with no direct commodity price exposure to oil, natural gas, or NGLs, and only an immaterial portion of the agreements are based on the underlying value of a commodity. However, the Company is indirectly exposed to adverse changes in commodity prices through Apache and potential third-party customers’ economic decisions to develop and produce oil and natural gas from which Altus receive revenues for providing gathering, processing, and transmission services.
Fluctuations in commodity prices also impact operating cost elements both directly and indirectly. For example, commodity prices directly impact costs such as power and fuel, which are expenses that increase or decrease in line with changes in commodity prices. Commodity prices also affect industry activity and demand, thus indirectly impacting the cost of items such as labor and equipment rentals. Management regularly reviews the Company’s potential exposure to commodity price risk, and may periodically enter into financial or physical arrangements intended to mitigate potential volatility.
Interest Rate Risk
At December 31, 2019, Altus had $396.0 million of proceeds drawn on its revolving credit facility. The interest rate for the facility is variable, which exposes the Company to the risk of increased interest expense in the event of increases to short-term interest rates. If interest rates increased by 1.0 percent, annual consolidated interest expense would have increased by approximately $4.0 million for the year ended December 31, 2019. Accordingly, the results of operations, cash flows, financial condition, and the ability to make cash distributions could be adversely affected by significant increases in interest rates. Altus currently has no interest rate derivative instruments outstanding, but the Company continues to monitor its interest rate exposure and may enter into interest rate derivative instruments in the future if it determines that it is necessary to invest in such instruments in order to mitigate its interest rate risk.
Credit Risk
The Company is subject to credit risk resulting from nonpayment or nonperformance by, or the insolvency or liquidation of, Apache or potential third-party customers. Any increase in the nonpayment and nonperformance by, or the insolvency or liquidation of, the Company’s customers could adversely affect the Company’s results of operations.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary financial information required to be filed under this Item 8 are presented on pages F-1 through F-36 in Part IV, Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On December 17, 2018, the board of directors of Altus Midstream Company, upon the recommendation of the Audit Committee of the board of directors, unanimously resolved (i) to dismiss WithumSmith+Brown, PC (Withum) as its independent public accountants and (ii) to engage Ernst & Young LLP (EY) to serve as the Company’s independent public accountants for the fiscal year ending December 31, 2018. This decision followed the consummation of the Business Combination on November 9, 2018. Please refer to the Form 8-K filed on December 17, 2018 for additional information.
There have been no disagreements with the accountants during the periods presented.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and the Company’s Chief Financial Officer and Treasurer, in his capacity as principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
The management report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to the “Report of Management on Internal Control Over Financial Reporting,” included on page F-1 in Part IV, Item 15 of this Annual Report on Form 10-K.
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act and is not required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act. As such, this Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Election of Directors” and “Information About Our Executive Officers” in the proxy statement relating to the Company’s 2020 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2019 (the Proxy Statement), is incorporated herein by reference.
Code of Ethics
Pursuant to Rule 5610 of the Nasdaq Listing Rules, the Company is required to adopt a code of conduct for its directors, officers, and employees. The Company’s Board of Directors has adopted the Code of Business Conduct (Code of Conduct), which was most recently revised in September 2019. The Code of Conduct also meets the requirements of a code of ethics under Item 406 of Regulation S-K. You can access the Company’s Code of Conduct on the About - Governance page of the Company’s website at www.altusmidstream.com. Any stockholder who so requests may obtain a printed copy of the Code of Conduct without charge by submitting a request to the Company’s corporate secretary at the address on the cover of this Annual Report on Form 10-K. Changes in and waivers to the Code of Conduct for the Company’s directors, chief executive officer, and certain senior financial officers will be posted on the Company’s website within four business days and maintained for at least 12 months. Information on the Company’s website or any other website is not incorporated by reference into, and does not constitute a part of, this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions “Securities Ownership and Principal Holders,” “Securities Authorized for Issuance Under Equity Compensation Plans,” and “Delinquent Section 16(a) Reports” in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Note 3—Transactions with Affiliates of the Company’s financial statements, under Item 8 above, for information regarding payments to Apache Corporation. The information set forth under the captions “Certain Business Relationships and Transactions” and “Director Independence” in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption “Ratification of Appointment of Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents included in this Annual Report on Form 10-K:

1.	Financial Statements

2.	Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company’s financial statements and related notes.

Pursuant to Rule 3-09 of Regulation S-X, the audited financial statements of Gulf Coast Express Pipeline LLC and Breviloba, LLC, which are equity method interests of the Company, are included in the Annual Report on Form 10-K as Exhibits 99.1 and 99.2, respectively.

3.	Exhibits
INDEX TO EXHIBITS

EXHIBIT NO.		DESCRIPTION
2.1***	–
Contribution Agreement, dated as of August 8, 2018, by and among Kayne Anderson Acquisition Corp., Altus Midstream LP, Apache Midstream LLC, Altus Midstream Gathering LP, Altus Midstream Pipeline LP, Altus Midstream Processing LP, Altus Midstream NGL Pipeline LP and Altus Midstream Subsidiary GP LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 8, 2018, SEC File No. 001-38048).

3.1	–	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 13, 2018, SEC File No. 001-38048).
3.2	–	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed on March 7, 2017, SEC File No. 333-216514).
4.1*	–	Description of Securities of the Registrant.
4.2	–	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A filed on March 16, 2017, SEC File No. 333-216514).
4.3	–	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A filed on March 16, 2017, SEC File No. 333-216514).
4.4	–	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A filed on March 16, 2017, SEC File No. 333-216514).
4.5	–
Warrant Agreement, dated March 29, 2017, by and between American Stock Transfer & Trust Company, LLC and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 4, 2017, SEC File No. 001-38048).

4.6	–
Warrant Agreement, dated as of November 9, 2018, by and between American Stock Transfer & Trust Company, LLC and the Company (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 13, 2018, SEC File No. 001-38048).

4.7	–
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

4.9	–
Registration Rights Agreement, dated as of June 12, 2019, by and among Altus Midstream Company and the security holders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 14, 2019, SEC File No. 001-38048).

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

10.5	–
Second Amendment to Credit Agreement, dated as of February 7, 2020, among Altus Midstream LP, the lenders party thereto, the swingline lender party thereto, the issuing banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2020, SEC File No. 001-38048).

10.6	–
Construction, Operations and Maintenance Agreement, dated as of November 9, 2018, by and between Altus Midstream Company and Apache Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 13, 2018, SEC File No. 001-38048).

10.7	–
Purchase Rights and Restrictive Covenants Agreement, dated as of November 9, 2018, by and between Altus Midstream Company and Apache Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 13, 2018, SEC File No. 001-38048).

10.8	–
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

10.11‡	–
Intrastate Firm Natural Gas Transportation Service Agreement, dated April 1, 2017, by and between Apache Corporation and Altus Midstream Pipeline LLC (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for year ended December 31, 2018, SEC File No. 001-38048).

10.12‡	–
Gas Processing Agreement, dated July 1, 2018, by and between Apache Corporation and Altus Midstream Processing LP (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for year ended December 31, 2018, SEC File No. 001-38048).

10.13‡	–
Gas Gathering Agreement, dated July 1, 2018, by and between Apache Corporation and Altus Midstream Gathering LP (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for year ended December 31, 2018, SEC File No. 001-38048).

10.14‡	–
Residue Gas Transportation Services Agreement, dated July 1, 2018, by and between Apache Corporation and Altus Midstream NGL Pipeline LP (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for year ended December 31, 2018, SEC File No. 001-38048).

10.15†	–
Altus Midstream Company Restricted Stock Units Plan, dated December 17, 2018 (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for year ended December 31, 2018, SEC File No. 001-38048).

10.16†	–
Form of Director Grant Agreement, dated December 17, 2018 (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for year ended December 31, 2018, SEC File No. 001-38048).

10.17	–
Side Letter re: Waiver of Direct G&A Costs, dated as of April 23, 2019, by and between Altus Midstream Company and Apache Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2019, SEC File No. 001-38048).

10.18†	–
Altus Midstream Company 2019 Omnibus Compensation Plan, dated February 12, 2019, effective May 30, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 31, 2019, SEC File No. 001-38048).

10.19†	–
Altus Midstream Company Deferred Delivery Plan, dated May 30, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 31, 2019, SEC File No. 001-38048).

10.20	–
Second Amended and Restated Agreement of Limited Partnership of Altus Midstream LP, dated as of June 12, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 14, 2019, SEC File No. 001-38048).

10.21	–
Voting Agreement, dated as of June 12, 2019, by and among Apache Corporation, Altus Midstream Company, and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 14, 2019, SEC File No. 001-38048).

10.22	–
Preferred Unit Purchase Agreement, dated as of May 8, 2019, by and among Altus Midstream LP, Altus Midstream Company, and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2019, SEC File No. 001-38048).

18.1*	–	Preferability Letter of Ernst & Young LLP.
21.1*	–	Subsidiaries of the Company.
23.1*	–	Consent of Ernst & Young LLP.
23.2*	–	Consent of Ernst & Young LLP.
23.3*	–	Consent of BDO USA, LLP.
23.4*	–	Consent of BDO USA, LLP.
31.1*	–	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	–	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	–	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	–	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.
99.1*	–	Gulf Coast Express Pipeline LLC audited financial statements as of December 31, 2019.
99.2*	–	Breviloba, LLC audited financial statements as of December 31, 2019.
101.INS*	–	Inline XBRL Instance Document. (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	–	Inline XBRL Taxonomy Schema Document.
101.CAL*	–	Inline XBRL Calculation Linkbase Document.
101.DEF*	–	Inline XBRL Definition Linkbase Document.
101.LAB*	–	Inline XBRL Label Linkbase Document.
101.PRE*	–	Inline XBRL Presentation Linkbase Document.

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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTUS MIDSTREAM COMPANY

/s/ Clay Bretches
Clay Bretches
Chief Executive Officer and President

Dated: March 16, 2020

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

Name	Title	Date
/s/ Clay Bretches Clay Bretches	Director, Chief Executive Officer, and President (principal executive officer)	March 16, 2020
/s/ Ben C. Rodgers Ben C. Rodgers	Director, Chief Financial Officer, and Treasurer (principal financial officer)	March 16, 2020
/s/ Rebecca A. Hoyt Rebecca A. Hoyt	Senior Vice President, Chief Accounting Officer and Controller (principal accounting officer)	March 16, 2020
/s/ Mark Borer Mark Borer	Director	March 16, 2020
/s/ Staci L. Burns Staci L. Burns	Director	March 16, 2020
/s/ C. Doug Johnson C. Doug Johnson	Director	March 16, 2020
/s/ D. Mark Leland D. Mark Leland	Director	March 16, 2020
/s/ Kevin S. McCarthy Kevin S. McCarthy	Director	March 16, 2020
/s/ W. Mark Meyer W. Mark Meyer	Director, Chairman of the Board, and Senior Vice President, Energy Technology, Data Analytics & Commercial Intelligence	March 16, 2020
/s/ Christopher J. Monk Christopher J. Monk	Director	March 16, 2020
/s/ Robert S. Purgason Robert S. Purgason	Director	March 16, 2020
/s/ Jon W. Sauer Jon W. Sauer	Director, Senior Vice President	March 16, 2020

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2019.

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
March 16, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Altus Midstream Company:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Altus Midstream Company (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity and noncontrolling interests for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We did not audit the financial statements of Gulf Coast Express Pipeline LLC (“GCX”) or Permian Highway Pipeline LLC (“PHP”), entities in which the Company has a 16% and approximately 26.7% interest, respectively. In the consolidated financial statements, the Company’s equity method interest in GCX is stated at approximately $292 million as of December 31, 2019, and the Company’s income from equity method interest, net, of GCX is stated at approximately $18 million for the year ended December 31, 2019. The Company’s equity method interest in PHP is approximately $310 million as of December 31, 2019, and the Company’s income from equity method interest, net, of PHP is approximately $0.4 million for the year ended December 31, 2019. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for GCX and PHP, is based solely on the reports of the other auditors.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Houston, Texas
March 16, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Members
Permian Highway Pipeline, LLC.
Houston, Texas
Opinion on the Financial Statements

We have audited the accompanying balance sheet of Permian Highway Pipeline, LLC (the “Company”) as of December 31, 2019, and the related statements of operations, members’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Emphasis of Matter - Significant Transactions with Related Parties
As discussed in Note 3 to the financial statements, the Company has entered into significant transactions with related parties.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2020.

Houston, Texas
March 16, 2020

ALTUS MIDSTREAM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2019	2018	2017

	(In thousands, except per share data)
REVENUES:
Midstream services revenue — affiliate (Note 3)	$135,798	$76,750	$15,142
Total revenues	135,798	76,750	15,142
COSTS AND EXPENSES:
Operations and maintenance(1)	55,858	53,922	16,597
General and administrative(2)	10,301	7,368	3,991
Depreciation and accretion	41,480	20,068	5,991
Impairments	1,300,719	—	—
Taxes other than income	13,231	7,633	97
Total costs and expenses	1,421,589	88,991	26,676
Operating loss	(1,285,791)	(12,241)	(11,534)
Unrealized derivative instrument loss	(8,470)	—	—
Interest income	3,606	1,608	—
Income from equity method interests, net	19,069	—	—
Other	(622)	—	—
Total other income	13,583	1,608	—
Financing costs, net of capitalized interest	1,792	107	—
NET LOSS BEFORE INCOME TAXES	(1,274,000)	(10,740)	(11,534)
Current income tax benefit	(15)	(1,041)	—
Deferred income tax (benefit) expense	64,915	(9,460)	7,041
NET LOSS INCLUDING NONCONTROLLING INTERESTS	(1,338,900)	(239)	(18,575)
Net income attributable to Preferred Unit limited partners	38,809	—	—
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(1,377,709)	(239)	(18,575)
Net income (loss) attributable to Apache limited partner	(1,008,039)	4,149	—
NET LOSS ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS	$(369,670)	$(4,388)	$(18,575)

NET LOSS ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS, PER SHARE(3)
Basic	$(4.93)	$(0.03)	$(0.30)
Diluted	(4.93)	(0.03)	(0.30)
WEIGHTED AVERAGE SHARES(3)
Basic	74,929	173,125	62,259
Diluted	74,929	173,125	62,259

(1)	Includes amounts of $8.8 million, $9.1 million, and $4.7 million to related parties for the years ended December 31, 2019, 2018, and 2017, respectively. Refer to Note 3—Transactions with Affiliates.

(2)	Includes amounts of $5.4 million, $6.5 million, and $4.0 million to related parties for the years ended December 31, 2019, 2018, and 2017, respectively. Refer to Note 3—Transactions with Affiliates.

(3)
For periods prior to the Business Combination, the number of shares has been retroactively restated to reflect the number of shares received by Apache. For further detail of the Business Combination and associated financial statement presentation, please refer to Note 1—Summary of Significant Accounting Policies and Note 2—Recapitalization Transaction.

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2019	2018	2017

	(In thousands)
NET LOSS INCLUDING NONCONTROLLING INTERESTS	$(1,338,900)	$(239)	$(18,575)
OTHER COMPREHENSIVE LOSS, NET OF TAX:
Share of equity method interests other comprehensive loss	(1,152)	—	—
COMPREHENSIVE LOSS INCLUDING NONCONTROLLING INTERESTS	(1,340,052)	(239)	(18,575)
Comprehensive income attributable to Preferred Unit limited partners	38,809	—	—
Comprehensive income (loss) attributable to Apache limited partner	(1,008,925)	4,149	—
COMPREHENSIVE LOSS ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS	$(369,936)	$(4,388)	$(18,575)

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
CONSOLIDATED BALANCE SHEET

	December 31,
	2019	2018

	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,983	$449,935
Accounts receivable from Apache Corporation (Note 1)	5,195	—
Revenue receivables (Note 4)	15,461	10,914
Inventories	4,027	5,802
Prepaid assets and other	1,071	1,379
	31,737	468,030

PROPERTY, PLANT, AND EQUIPMENT:
Property, plant, and equipment	207,270	1,251,217
Less: Accumulated depreciation and amortization	(1,468)	(24,320)
	205,802	1,226,897

OTHER ASSETS:
Equity method interests	1,258,048	91,100
Deferred tax asset	—	67,558
Deferred charges and other	5,267	3,734
	1,263,315	162,392
Total assets	$1,500,854	$1,857,319

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY
CURRENT LIABILITIES:
Accounts payable to Apache Corporation (Note 1)	$—	$13,595
Current debt (Note 6)	9,767	—
Other current liabilities (Note 7)	23,925	84,926
	33,692	98,521
LONG-TERM DEBT	396,000	—
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Asset retirement obligation	60,095	29,369
Deferred tax liability	—	2,643
Embedded derivative	102,929	—
Other noncurrent liabilities	4,614	—
	167,638	32,012
Total liabilities	597,330	130,533

COMMITMENTS AND CONTINGENCIES (Note 9)

Redeemable noncontrolling interest — Apache limited partner	701,000	1,940,500
Redeemable noncontrolling interest — Preferred Unit limited partners	555,599	—

EQUITY:
Class A Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 74,929,305 shares issued and outstanding at December 31, 2019 and 2018	7	7
Class C Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 250,000,000 shares issued and outstanding at December 31, 2019 and 2018	25	25
Additional paid-in capital	39,792	—
Accumulated deficit	(392,633)	(213,746)
Accumulated other comprehensive loss	(266)	—
	(353,075)	(213,714)
Total liabilities, noncontrolling interests, and equity	$1,500,854	$1,857,319

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2019	2018(1)	2017(1)

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including noncontrolling interests	$(1,338,900)	$(239)	$(18,575)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized derivative instrument loss	8,470	—	—
Depreciation and accretion	41,480	20,068	5,991
Deferred income tax (benefit) expense	64,915	(9,460)	7,041
Income from equity method interests, net	(19,069)	—	—
Distributions from equity method interests	25,316	—	—
Impairments	1,300,719	—	—
Adjustment for non-cash transactions with affiliate(1)	—	(4,238)	9,601
Other	907	—	—
Changes in operating assets and liabilities:
Increase in inventories	(620)	(5,058)	(743)
(Increase) decrease in prepaid and other	3,877	(1,045)	—
Increase in revenue receivables (Note 4)	(4,532)	(5,602)	(5,422)
(Increase) decrease in account receivables from/payable to affiliate	(6,361)	4,484	—
Increase in interest receivable	—	(226)	—
Increase in accrued expenses	71	1,977	2,107
NET CASH PROVIDED BY OPERATING ACTIVITIES	76,273	661	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(342,650)	(84,000)	—
Proceeds from sale of assets	13,309	—	—
Contributions to equity method interests	(501,352)	—	—
Acquisition of equity method interests	(670,625)	(91,100)	—
Other	(2,370)	—	—
NET CASH USED IN INVESTING ACTIVITIES	(1,503,688)	(175,100)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Redeemable noncontrolling interest - Preferred Unit limited partners, net	611,249	—	—
Proceeds from revolving credit facility	396,000	—	—
Finance lease	(22,994)	—	—
Recapitalization transaction (Note 2)	—	628,154	—
Deferred facility fees	(792)	(3,780)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	983,463	624,374	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(443,952)	449,935	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	449,935	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,983	$449,935	$—
SUPPLEMENTAL CASH FLOW DATA:
Accrued capital expenditures(2)	$18,573	$89,810	$122,364
Finance lease liability(3)	9,767	—	—
Interest paid, net of capitalized interest	903	—	—
Cash received for income tax refunds	527	—	—

(1)
In all periods prior to the Business Combination, the Company had no banking or cash management activities. Transactions with Apache and asset transfers to and from the Company were not settled in cash and are therefore reflected as a component of equity and redeemable noncontrolling interests on the consolidated balance sheet. In addition to the above, Apache contributed its investments in gas gathering, processing, and transmission facilities of approximately $484.5 million and $505.7 million, that are included within equity and redeemable noncontrolling interests for the years ended December 31, 2018 and 2017, respectively. Refer to Note 3—Transactions with Affiliates for more information.

(2)
Includes $1.5 million and $9.1 million of capital expenditures due to Apache for the years ended December 31, 2019 and 2018, respectively, pursuant to the terms of the Construction, Operations, and Maintenance Agreement entered into at the closing of the Business Combination. Refer to Note 3—Transactions with Affiliates for more information.

(3)	The Company entered into a finance lease in the first quarter of 2019. Refer to Note 9—Commitments and Contingencies for more information.

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS

	Redeemable Noncontrolling Interest — Preferred Unit Limited Partners	Redeemable Noncontrolling Interest — Apache Limited Partner	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity (Deficit)
			Shares(1)	Amount(1)	Shares(1)	Amount(1)

	(In thousands)		(In thousands)

Balance at December 31, 2016	$—	$—	423	$—	14,464	$2	$59,338	$—	$—	$59,340
Issuance of shares	—	—	3,542	—	121,075	12	515,273	—	—	515,285
Net loss	—	—	—	—	—	—	—	(18,575)	—	(18,575)
Balance at December 31, 2017	—	—	3,965	—	135,539	14	574,611	(18,575)	—	556,050
Issuance of shares	—	—	3,348	—	114,461	11	480,283	—	—	480,294
Effect of reverse recapitalization	—	1,272,066	67,616	7	—	—	(581,392)	—	—	(581,385)
Net income (loss)	—	4,149	—	—	—	—	—	(4,388)	—	(4,388)
Change in redemption value of noncontrolling interest	—	664,285	—	—	—		(473,502)	(190,783)	—	(664,285)
Balance at December 31, 2018	—	1,940,500	74,929	7	250,000	25	—	(213,746)	—	(213,714)
Issuance of Series A Cumulative Redeemable Preferred Units(2)	516,790	—	—	—	—	—	—	—	—	—
Net income (loss)	38,809	(1,008,039)	—	—	—	—	—	(369,670)	—	(369,670)
Change in redemption value of noncontrolling interests	—	(230,575)	—	—	—	—	39,792	190,783	—	230,575
Accumulated other comprehensive loss	—	(886)	—	—	—	—	—	—	(266)	(266)
Balance at December 31, 2019	$555,599	$701,000	74,929	$7	250,000	$25	$39,792	$(392,633)	$(266)	$(353,075)

(1)
For periods prior to the Business Combination, the number of shares has been retroactively restated to reflect the number of shares received by Apache. For further detail of the Business Combination and associated financial statement presentation, please refer to Note 1—Summary of Significant Accounting Policies and Note 2—Recapitalization Transaction.

(2)
Certain redemption features embedded within the Preferred Unit purchase agreement require bifurcation and measurement at fair value. For further detail, refer to Note 12—Series A Cumulative Redeemable Preferred Units.

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

References to “Altus” and the “Company” include Altus Midstream Company and its consolidated subsidiaries, unless otherwise specifically stated.
Nature of Operations
Through its consolidated subsidiaries, Altus Midstream Company owns gas gathering, processing, and transmission assets in the Permian Basin of West Texas. Construction on the assets began in the fourth quarter of 2016, and operations commenced in the second quarter of 2017. Additionally, Altus owns equity interests in four separate Permian Basin pipeline entities that will have access to various points along the Texas Gulf Coast, providing the Company with additional access to fully integrated, wellhead-to-water connectivity. The Company’s operations consist of one reportable segment.
Organization
Altus originally incorporated on December 12, 2016 in Delaware under the name Kayne Anderson Acquisition Corp. (KAAC), for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. KAAC completed its initial public offering in the second quarter of 2017.
On August 3, 2018, Altus Midstream LP was formed in Delaware as a limited partnership and wholly-owned subsidiary of the Company. On August 8, 2018, KAAC and Altus Midstream LP entered into a contribution agreement (the Contribution Agreement) with certain wholly-owned subsidiaries of Apache Corporation (Apache), including the Altus Midstream Entities. The Altus Midstream Entities comprise four Delaware limited partnerships (collectively, Altus Midstream Operating) and their general partner (Altus Midstream Subsidiary GP LLC, a Delaware limited liability company), formed by Apache between May 2016 and January 2017 for the purpose of acquiring, developing, and operating midstream oil and gas assets in the Alpine High resource play and surrounding areas (Alpine High).
On November 9, 2018 (the Closing Date) and pursuant to the terms of the Contribution Agreement, KAAC acquired from Apache, the entire equity interests of the Altus Midstream Entities and options to acquire equity interests in five separate third-party pipeline projects (the Pipeline Options). The acquisition of the entities and the Pipeline Options is referred to herein as the Business Combination. In exchange, the consideration provided to Apache included economic voting and non-economic voting shares in KAAC and common units representing limited partner interests in Altus Midstream LP (Common Units).
Following the Closing Date and in connection with the completion of the Business Combination:
•KAAC changed its name to Altus Midstream Company;

•	Altus Midstream Company’s wholly-owned subsidiary, Altus Midstream GP LLC, a Delaware limited liability company (Altus Midstream GP), is the sole general partner of Altus Midstream LP;

•	Altus Midstream Company operates its business through Altus Midstream LP and its subsidiaries, which include Altus Midstream Operating (collectively Altus Midstream);

•	Altus Midstream Company held approximately 23.1 percent of the outstanding Common Units, and a controlling interest in Altus Midstream LP, while Apache held the remaining 76.9 percent; and

•	Altus Midstream Company’s Class A common stock, $0.0001 par value (Class A Common Stock), continued trading on the Nasdaq under the new symbol “ALTM.”
Refer to Note 2—Recapitalization Transaction, for further discussion of the ownership structure and the partnership structure of Altus Midstream.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP).

Principles of Consolidation
The consolidated financial results of Altus Midstream are included in Altus Midstream Company’s consolidated financial statements due to Altus Midstream Company’s 100 percent ownership interest in Altus Midstream GP and Altus Midstream GP’s control of Altus Midstream.
Altus Midstream Company has no independent operations or material assets other than its partnership interests in Altus Midstream, which constitutes all of its business. Altus Midstream Company’s only material net assets separate from Altus Midstream relate to deferred taxes and the current and deferred income tax expense (benefit) associated with its investment in Altus Midstream in 2018. In the fourth quarter of 2019, Altus recorded a full valuation allowance against its net deferred tax assets. Accordingly, the deferred tax asset balance was nil as of December 31, 2019, and $67.6 million as of December 31, 2018. Additionally, Altus Midstream Company’s balance sheet reflects the presentation of noncontrolling interest ownership attributable to the limited partner interests in Altus Midstream held by Apache and the Series A Cumulative Redeemable Preferred Units (the Preferred Units) holders. Refer to Note 13—Income Taxes, Note 11—Equity, and Note 12—Series A Cumulative Redeemable Preferred Units for further information.
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
Redeemable Noncontrolling Interest — Apache Limited Partner
Altus Midstream Company’s redeemable noncontrolling interest presented in the consolidated financial statements consist of Common Units representing limited partner interests in Altus Midstream held by Apache. Pursuant to certain provisions of the partnership agreement of Altus Midstream (as amended in connection with the Business Combination, and subsequent issuance of Preferred Units, the Amended LPA), the limited partner interests held by Apache are equal to the number of shares of the Company’s Class C common stock, $0.0001 par value (Class C Common Stock) held by Apache (see Note 2—Recapitalization Transaction for further information).
The Company initially recorded the redeemable noncontrolling interest upon the issuance of the common units to Apache as part of the Business Combination and based on the recapitalization value ascribed at the Closing Date to the limited partner interest. All or a portion of these Common Units may be redeemed at Apache’s option. The Company has the ability to settle the redemption option either (i) in shares of Class A Common Stock on a one-for-one basis or (ii) in cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Contribution Agreement), subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. Upon the future redemption or exchange of Common Units held by Apache, a corresponding number of shares of Class C Common Stock will be cancelled.
The Company’s policy is to record the redeemable noncontrolling interest represented by the Common Units held by Apache at the higher of (i) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (ii) the redemption value as of the balance sheet date.
See discussion and additional detail further discussed in Note 2—Recapitalization Transaction and Note 11—Equity.
Equity Method Interests
The Company follows the equity method of accounting when it does not exercise control over its equity interests, but can exercise significant influence over the operating and financial policies of the entity. Under this method, the equity interests are carried originally at acquisition cost, increased by Altus’ proportionate share of the equity interest’s net income and contributions made by Altus, and decreased by Altus’ proportionate share of the equity interest’s net losses and distributions received by Altus. Please refer to Note 10—Equity Method Interests, for further details of the Company’s equity method interests.
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
The valuation techniques that may be used to measure fair value include a market approach, an income approach, and a cost approach. A market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. An income approach uses valuation techniques to convert future amounts to a single present amount based on current market expectations, including present value techniques, option-pricing models, and the excess earnings method. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).
Embedded features identified within the Company’s agreements are bifurcated and measured at fair value at the end of each period on the Company’s consolidated balance sheet. Such recurring fair value measurements are presented in further detail in Note 15—Fair Value Measurements. The Company also uses fair value measurements on a nonrecurring basis when certain qualitative assessments of its assets indicate a potential impairment. During the year ended December 31, 2019, the Company recorded an impairment of $1.3 billion on certain assets. Refer to Property, Plant and Equipment—Impairment within this Note below and Note 5—Property, Plant and Equipment, for further detail.
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. As of December 31, 2019 and 2018, Altus Midstream had $6.0 million and $449.9 million, respectively, of cash and cash equivalents.
Revenue Receivable
For each period presented and upon commencement of operations, all revenues were generated from midstream services provided to Apache, which included gathering, processing, and transmission of natural gas. Revenue receivables represents revenues accrued that have been earned by Altus Midstream but not yet invoiced to Apache. There were no doubtful accounts written off, nor have we provided an allowance for doubtful accounts, as of December 31, 2019 and 2018.
Inventories
Inventories consist principally of equipment and material, stated at the lower of cost or net realizable value. As part of its impairment for long-lived assets, the Company recorded an inventory allowance of $11.1 million to its estimated net realizable value as of December 31, 2019.
Property, Plant, and Equipment
Property, plant, and equipment consists of the costs incurred to acquire and construct midstream assets including capitalized interest.

Depreciation
Depreciation is computed over each asset’s estimated useful life using the straight-line method based on estimated useful lives and estimated asset salvage values. The estimated lives are generally 30 years for plants and facilities and 40 years for pipelines. The estimation of useful life also takes into consideration anticipated production lives from the fields serviced by these assets, whether Apache-operated or third-party. Determination of depreciation expense requires judgment regarding the estimated useful lives and salvage values of property, plant, and equipment. As circumstances warrant, depreciation estimates are reviewed to determine if any changes in the underlying assumptions are necessary. For the years ended December 31, 2019, 2018, and 2017 depreciation expense totaled $39.8 million, $18.7 million, and $5.6 million, respectively.
Asset Retirement Obligations and Accretion
The initial estimated asset retirement obligation related to property, plant, and equipment and subsequent revisions are recorded as a liability at fair value, with an offsetting asset retirement cost recorded as an increase to the associated property, plant, and equipment on the consolidated balance sheet. Revisions in estimated liabilities can result from changes in estimated inflation rates, changes in service and equipment costs, and changes in the estimated timing of an asset’s retirement. Asset retirement costs are depreciated using a systematic and rational method similar to that used for the associated property, plant, and equipment. Accretion expense on the liability is recognized over the estimated productive life of the related assets and is included on the consolidated statements of operations under “Depreciation and accretion.” For the years ended December 31, 2019, 2018, and 2017 accretion expense totaled $1.6 million, $1.3 million, and $0.4 million, respectively.
Capitalized Interest
Interest is capitalized as part of the historical cost of developing and constructing assets. Significant midstream development assets, including assets owned by Altus through its equity method interests, that have not commenced operations qualify for interest capitalization. Capitalized interest is determined by multiplying Altus Midstream’s weighted-average borrowing cost of debt by the average amount of qualifying midstream assets. The amount of capitalized interest cannot be greater than actual interest incurred. Once an asset is placed into service, the associated capitalization of interest ceases and is expensed through depreciation over the asset’s useful life.
Impairment
The Company assesses the carrying amount of its property, plant, and equipment whenever events or changes in circumstances indicate a possible significant deterioration in future cash flows expected to be generated by an asset group. Individual assets are grouped for impairment purposes based on the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other asset groups. If, upon review, the carrying amount of an asset group is greater than the sum of the undiscounted expected cash flows, an impairment loss is recognized for the excess of the carrying value over its fair value.

Apache, as part of its fourth quarter 2019 review of its capital expenditure program, notified Altus of its intention to materially reduce funding to Alpine High. This notification prompted Altus management to assess its long-lived infrastructure assets for impairment, and as a result of this assessment, Altus recorded impairments of $1.3 billion on its gathering, processing, and transmission assets in the fourth quarter of 2019. Altus also recorded an impairment charge of $9.3 million in the third quarter of 2019 related to the cancellation of construction on a previously planned compressor station. No impairments were recorded for the years ended December 31, 2018 and 2017.
The fair values of the impaired assets were determined using a combination of the income approach and the market approach (when direct sales bids on equivalent equipment was provided from third parties). The income approach considered several internal estimates of future throughput volumes, processing rates, and costs. The assumptions were applied to develop future cash flow projections that were then discounted to estimated fair value, using a discount rate believed to be consistent with those applied by market participants. Altus has classified these nonrecurring fair value measurements as Level 3 in the fair value hierarchy.
These asset impairments are recorded within “Impairments” on the Company’s consolidated statement of operations. Refer to Note 5—Property, Plant and Equipment, for further detail.

Accounts Receivable From/Payable To Apache
The accounts receivable from or payable to Apache represent the net result of Altus Midstream’s monthly revenue, capital and operating expenditures, and other miscellaneous transactions to be settled with Apache as provided under the Construction, Operations, and Maintenance Agreement (COMA) between the two entities. Generally, cash in this amount will be transferred to Apache in the month after the Company’s transactions are processed and the net results of operations are determined. However, from time to time, the Company may estimate and transfer the cash settlement amount in the month the transactions are processed, in order to minimize related-party working capital balances. See discussion and additional detail in Note 3—Transactions with Affiliates.
General and Administrative Expense
General and administrative (G&A) expense represents indirect costs and overhead expenditures incurred by the Company associated with managing the midstream assets.
In connection with the closing of the Business Combination, the Company entered into the COMA, as described above, pursuant to which Apache will provide certain services related to the design, development, construction, operation, management, and maintenance of Altus Midstream’s assets, on the Company’s behalf.
See discussion and additional detail further discussed in Note 3—Transactions with Affiliates.
Maintenance and Repairs
Routine maintenance and repairs are charged to expense as incurred.
Income Taxes
The Company is subject to federal income tax and recognizes deferred tax assets and liabilities based on the difference between the financial statement carrying value and tax basis of its investment in Altus Midstream. For federal income tax purposes, Altus Midstream is regarded as a partnership and not subject to income tax. Income and deductions associated with Altus Midstream and the Altus Midstream Entities flow through to the Company. As such, Altus Midstream and the Altus Midstream Entities do not record a federal income tax provision.
The Company, Altus Midstream, and the Altus Midstream Entities are also subject to the Texas margin tax. The Texas margin tax is assessed on corporations, limited liability companies, and limited partnerships. As such, each entity recognizes state deferred tax assets and liabilities based on the differences between the financial statement carrying value and tax basis of assets and liabilities on the balance sheet.
The Company routinely assesses the ability to realize its deferred tax assets. If the Company concludes that it is more likely than not that some or all of the deferred tax assets will not be realized, the tax asset is reduced by a valuation allowance. In connection with this assessment, the Company recorded a full valuation allowance against its net deferred tax asset during the fourth quarter of 2019.
Change in Accounting Policy
Historically, the Company reported income and loss from equity method interests on a one-month reporting lag. Effective October 1, 2019 the Company had eliminated this one-month reporting lag. In accordance with ASC 810-10-45-13, “A Change in the Fiscal Year-End Lag Between Subsidiary and Parent,” the elimination of this previously existing reporting lag is considered a voluntary change in accounting principle in accordance with ASC 250-10-50, “Change in Accounting Principle.” The Company believes that this change in accounting principle is preferable as it provides the Company with the ability to present the result of its equity method interests for the same period as all other consolidated results of the Company, which improves overall financial reporting to investors by providing the most current information available. The Company has not retrospectively applied the change in accounting principle since its impact to the consolidated balance sheet and related statements of operations and cash flows was immaterial for all periods. For more information on equity method interests owned by the Company, please refer to Note 10—Equity Method Interests.
Additionally, the Company has included the preferability letter from EY as an exhibit to this Annual Report on Form 10-K.

Recently Issued Accounting Standards Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments-Credit Losses.” The standard changes the impairment model for trade receivables, held-to-maturity debt securities, net investments in leases, loans, and other financial assets measured at amortized cost. This ASU requires the use of a new forward-looking “expected loss” model compared to the current “incurred loss” model; resulting in accelerated recognition of credit losses. This update is effective for the Company beginning in the first quarter of 2020. The Company has completed its initial assessment of credit losses and continues to evaluate and monitor standard setting activity. The adoption and implementation of this ASU will not have a material impact on its financial statements.
In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework: Changes to the Disclosure Requirements for Fair Value Measurement,” which changes the disclosure requirements for fair value measurements by removing, adding, and modifying certain disclosures. This update is effective for the Company in the first quarter of 2020. The adoption and implementation of this ASU will not have a material impact on the Company’s financial statements.
In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This pronouncement is part of the Simplification Initiative and simplifies the accounting for income taxes by removing certain exceptions to the general principles of ASC Topic 740 “Income Taxes.” In addition, the amendment improves consistent application of and simplifies GAAP for other areas of ASC Topic 740 by clarifying and amending existing guidance. This update is effective for the Company beginning in the first quarter of 2021, with early adoption permitted. The Company is currently evaluating the new guidance and does not believe this standard will have a material impact on the disclosures of its financial statements.
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

For further discussion of Apache’s right to receive additional shares of Class A Common Stock, and other outstanding equity instruments that may impact ownership interests and the limited partnership interests of Altus Midstream in future periods, please see Note 11—Equity.
Ownership of Altus
Upon the closing of the Business Combination and as December 31, 2019, Altus’ wholly-owned subsidiary, Altus Midstream GP, was the sole general partner of Altus Midstream and the Company held an approximate 23.1 percent controlling interest in Altus Midstream. Altus Midstream’s other limited partner (Apache) held the remaining 76.9 percent noncontrolling interest.
Additionally, as of the Closing Date and at December 31, 2019, Apache was the largest single holder of the Company’s voting common stock, comprising 100 percent of newly-created, non-economic Class C Common Stock, and approximately 9.8 percent of economic, Class A Common Stock.
The Amended LPA contains certain provisions intended to ensure that a one-to-one ratio is maintained, at all times and subject only to limited exceptions, between (i) the number of outstanding shares of Class A Common Stock and the number of Common

Units held by Altus and (ii) the number of outstanding shares of Class C Common Stock and the number of Common Units held by Apache.
For further discussion of the earn-out consideration provided to Apache and outstanding equity instruments that may impact ownership interests and the limited partnership interests of Altus Midstream in future periods, please see Note 11—Equity and Note 12—Series A Cumulative Redeemable Preferred Units.
Cash Contribution to Altus Midstream
As illustrated in the table below, the cash contribution to Altus Midstream was funded primarily from (i) the private placement of shares of Class A Common Stock to certain qualified institutional buyers and accredited investors, which closed immediately prior to the Business Combination, and (ii) the funds remaining from the Company’s initial public offering, net of cash paid to shareholders who redeemed shares.
For further discussion of the significant transactions impacting the Company’s ownership structure throughout the historical period, including the private placement, as well as the initial public offering and subsequent share redemptions, please see Note 11—Equity.

Net Proceeds
(In thousands)
Cash from private placement	$572,340
Cash remaining from initial public offering (net of redemptions)(1)	84,339
Issuance of newly-created Class C Common Stock to Apache	25
Less: deferred underwriter fees	(13,206)
Less: closing fees and other(2)	(15,344)
Net cash received by Altus Midstream LP at the Closing Date	$628,154

(1)
Pursuant to the terms of KAAC’s amended and restated certificate of incorporation, public stockholders had the opportunity, in connection with the Business Combination, to redeem shares of Class A Common Stock. A total of 29,469,858 shares were redeemed for an aggregate amount of approximately $298.8 million. Refer to Note 11—Equity, for further information.

(2)	Includes the repayment of a loan with a related party. Refer to Note 3—Transactions with Affiliates, for further information.
Number of Shares at the Closing Date
The number of shares issued and outstanding immediately following the closing of the Business Combination is summarized in the table below.

number of shares	Class A Common Stock	Class B Common Stock(1)	Class C Common Stock
Shares outstanding prior to the Business Combination	37,732,112	9,433,028	—
Less: redemption of public shares(2)	(29,469,858)	—	—
Add: shares issued in private placement	57,234,023	—	—
Total shares outstanding prior to the Business Combination	65,496,277	9,433,028	—
Shares, in connection with the Business Combination:
Forfeited(3)	—	(7,313,028)	—
Converted(1)	2,120,000	(2,120,000)
Total shares outstanding immediately prior to the Closing Date	67,616,277	—	—
Issued as consideration to Apache(4)	7,313,028	—	250,000,000
Total shares outstanding at the Closing Date	74,929,305	—	250,000,000

(1)
Shares of Class B Common Stock, $0.0001 par value (Class B Common Stock), were purchased by the Sponsor, upon the Company’s incorporation in December 2016. Class B Common Stock is identical to Class A Common Stock except that they automatically converted to Class A Common Stock at the time of the Business Combination.

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

Basis of Presentation of Equity Structure
As discussed in Note 1—Summary of Significant Accounting Policies, the Business Combination was accounted for as a reverse recapitalization, with Altus Midstream Company treated as the acquired company, and the Altus Midstream Entities treated as the acquirer, for financial reporting purposes. Therefore, the equity structure in the consolidated financial statements is that of the Company restated for all periods presented.
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
3.    TRANSACTIONS WITH AFFILIATES
Revenues
The Company has contracted to provide services including gas gathering, compression, processing, transmission, and NGL transmission, pursuant to acreage dedications provided by Apache, comprising the entire Alpine High acreage. In accordance with the terms of these agreements, the Company receives prescribed fees based on the type and volume of product for which the services are provided. For all of the periods presented, the Company’s only significant customer was Apache.
Revenues generated under these agreements are presented on the Company’s statement of consolidated operations as “Midstream services revenue — affiliate.” Revenues earned that have not yet been invoiced to Apache are presented on the Company’s consolidated balance sheet as “Revenue receivables.” Refer to Note 4—Revenue Recognition, for further discussion.
Cost and Expenses
The Company has no employees, and prior to the Business Combination, the Company had no banking or cash management facilities. As such, the Company has contracted with Apache to receive certain operational, maintenance, and management services. In accordance with the terms of these agreements, the Company incurred operations and maintenance expenses of $8.8 million, $9.1 million, and $4.7 million for the years ended December 31, 2019, 2018, and 2017, respectively. The Company incurred general and administrative expenses of $5.4 million, $6.5 million, and $4.0 million for the years ended December 31, 2019, 2018, and 2017 respectively, including expenses related to the operational services agreement and the COMA as further described below.
Further information on the related-party agreements in place during the period is provided below.
Operational Services Agreement
Prior to the Business Combination, Apache provided operations, maintenance, and management services to Altus Midstream Operating, pursuant to a service agreement (the Services Agreement). In accordance with the terms of the Services Agreement, Apache received a fixed fee per month for its overhead and indirect costs incurred on behalf of Altus Midstream Operating. All costs incurred by Altus Midstream Operating were paid by Apache.
Construction, Operations, and Maintenance Agreement
At the closing of the Business Combination, the Company entered into the COMA with Apache, which superseded the Services Agreement. Under the terms of the COMA, Apache provides certain services related to the design, development, construction, operation, management, and maintenance of certain gathering, processing, and other midstream assets, on behalf of the Company. In return, the Company paid or will pay fees to Apache of (i) $3.0 million for the period beginning on the execution of the COMA at the closing of the Business Combination through December 31, 2019, (ii) $5.0 million for the period of January 1, 2020 through December 31, 2020, (iii) $7.0 million for the period of January 1, 2021 through December 31, 2021 and (iv) $9.0 million annually thereafter, adjusted based on actual internal overhead and general and administrative costs incurred, until terminated. The annual fee was negotiated as part of the Business Combination to reimburse Apache for indirect costs of performing administrative corporate functions for the Company, including services for information technology, risk management, corporate planning, accounting, cash management, and others.

In addition, Apache may be reimbursed for certain internal costs and third-party costs incurred in connection with its role as service provider under the COMA. Costs incurred by Apache directly associated with midstream activity, where substantially all the services are rendered for Altus Midstream, are charged to Altus Midstream on a monthly basis.
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
Lease Agreement
Concurrent with the closing of the Business Combination, Altus Midstream entered into an operating lease agreement with Apache (the Lease Agreement) relating to the use of certain office buildings, warehouse, and storage facilities located in Reeves County, Texas. Under the terms of the Lease Agreement, Altus Midstream shall pay to Apache on a monthly basis the sum of (i) a base rental charge of $44,500 and (ii) an amount based on Apache’s estimate of the annual costs it expects to incur in connection with the ownership, operation, repair, and/or maintenance of the facilities. The Company incurred total expenses of $1.1 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively, in relation to the Lease Agreement, which are included within operations and maintenance expenses. Unpaid amounts accrue interest until settled. The initial term of the Lease Agreement is four years and may be extended by Altus Midstream for three additional, consecutive periods of twenty-four months.
Capitalized Interest
Prior to the Business Combination, the Company’s operations were funded entirely by contributions from Apache. Accordingly, Apache allocated a portion of interest on its corporate debt in determining capitalized interest associated with the development of Altus Midstream Operating. Commensurate with Apache’s calculation, interest is capitalized as part of the historical cost of developing and constructing assets. Significant midstream development assets that have not commenced operations qualify for interest capitalization. The associated capitalized interest was determined by multiplying Apache’s weighted-average borrowing cost of debt by the average amount of qualifying midstream assets. The amount of interest allocated and capitalized were $8.2 million and $7.1 million for the years ended December 31, 2018 and 2017, respectively. Management believes the methods used to allocate such expenses incurred by Apache on behalf of the Company are reasonable. Following the closing of the Business Combination, capitalized interest is determined based on interest expense incurred by Altus Midstream. Refer to Note 6—Debt and Financing Costs, for further information.
Business Combination Agreements
Limited Partnership Agreement of Altus Midstream LP
In connection with the Business Combination, Altus Midstream Company, Altus Midstream GP, Altus Midstream LP, and Apache entered into an amended and restated limited partnership agreement of Altus Midstream LP, which was further amended in connection with the subsequent issuance of Preferred Units. The Amended LPA sets forth, among other things, the rights and obligations of (i) Altus Midstream GP as general partner and (ii) Altus Midstream Company, Apache, and Preferred Unit holders as limited partners of Altus Midstream LP. Altus Midstream GP is not entitled to reimbursement for its services as general partner. Refer to Note 1—Summary of Significant Accounting Policies, Note 2—Recapitalization Transaction, and Note 12—Series A Cumulative Redeemable Preferred Units, for further information.
Purchase Rights and Restrictive Covenants Agreement
At the closing of the Business Combination, the Company entered into a purchase rights and restrictive covenants agreement (the Purchase Rights and Restrictive Covenants Agreement) with Apache. Under the Purchase Rights and Restrictive Covenants Agreement, until the later of the five-year anniversary of the Closing and the date on which Apache and its affiliates cease to own a majority of the Company’s voting common stock, Apache is obligated to provide (i) the first right to pursue any opportunity (including any expansion opportunities) of Apache to acquire or invest, directly or indirectly (including equity investments), in any midstream assets or participate in any midstream opportunities located, in whole or part, within an area covering approximately 1.7 million acres in Reeves, Pecos, Brewster, Culberson, and Jeff Davis Counties in Texas, and (ii) a right of first offer on certain retained midstream assets of Apache.

Transactions Prior to the Business Combination
Prior to the Business Combination, the Company engaged in certain transactions with Kayne Anderson Sponsor LLC, a Delaware limited liability company (the Sponsor). The Sponsor is a related party as during the periods presented, it owned more than 10 percent of the voting interests of the entity, resulting from the purchase of the Company’s entire share capital upon incorporation in December 2016.
The nature of the majority of these transactions is associated with the Company’s incorporation, public offering and Business Combination, as further described in Note 11—Equity. Other transactions with the Sponsor during the periods presented relate to a loan from the Sponsor and a separate administrative services agreement.
Loan from the Sponsor
On March 21, 2018, the Sponsor agreed to loan up to $0.5 million, as needed, to fund working capital needs pursuant to a promissory note. On August 24, 2018, the Company’s Sponsor agreed to increase such loan up to $1.0 million. These loans were non-interest bearing, and at the closing of the Business Combination the outstanding borrowings totaling $0.7 million were repaid in full.
Administrative Services Agreement
Beginning April 2017, the Company agreed to pay an affiliate of the Sponsor a total of $5,000 per month for office space, utilities, and secretarial and administrative support. Effective January 1, 2018, the Sponsor’s affiliate agreed to waive the monthly fee until the termination of the agreement. The agreement was terminated at the closing of the Business Combination.
4.    REVENUE RECOGNITION
Revenue Recognition
The following table presents a disaggregation of the Company’s midstream services revenue by service type.

	Year Ended December 31,
	2019	2018	2017

	(In thousands)
MIDSTREAM SERVICES REVENUE — AFFILIATE:
Gas gathering and compression	$17,077	$7,656	$820
Gas processing	101,199	53,108	11,037
Transmission	15,942	15,848	3,285
NGL transmission	1,580	138	—
	$135,798	$76,750	$15,142

The Company generates revenue from its contracts with customers for the gathering, compression, processing, and transmission of natural gas and natural gas liquids in exchange for a fee per unit of volumes processed during a given month. For all periods presented, revenues recorded on the Company’s consolidated statement of operations were attributable to services performed by Altus Midstream for Apache pursuant to separate long-term commercial midstream agreements comprising acreage dedications in Apache’s entire Alpine High resource play.
As part of these agreements, substantially all of Apache’s natural gas production from its existing and future owned or controlled properties within the dedicated area is provided to the Company, so long as Apache has the right to market such product. There are no provisions for minimum volume commitments under the existing agreements, and the Company does not own nor take title to the volumes it services under these agreements. Altus Midstream, in return for its performance, receives a fee per unit of natural gas or natural gas liquid received during a given month. The service fee charged per unit is set forth for each contract year, subject to yearly fee escalation recalculations.
Providing the related service on each volumetric unit represents a single, distinct performance obligation that is satisfied over time as services are rendered. As the amount of volumes serviced are not subject to minimum commitments and each midstream service agreement contains provisions for fee recalculations, substantially all of the transaction price is variable at inception of each contract term. Revenue is measured using the output method based on the amount of volumes serviced each month and the applicable service fee and recognized over time in the amount to which Altus Midstream has the right to invoice, as performance completed to date corresponds directly with the value to its customers. The transaction price is not constrained as variability is resolved prior to the recognition of revenue.

Payment under the midstream service agreements are due the month immediately following the month of service. Amounts settled with Apache each month are based on the net amount owed to Altus Midstream or owed to Apache in accordance with the Contribution Agreement following the Business Combination. Revenue receivables from the Company’s contracts with Apache totaled $15.5 million and $10.9 million, as of December 31, 2019 and December 31, 2018, respectively, as presented on the Company’s consolidated balance sheet.
In accordance with the provisions of ASC 606, a variable transaction price for each short-term sale is allocated to each performance obligation as the terms of payment relate specifically to the Company’s efforts to satisfy its obligations. As such, the Company has elected the practical expedients available under the standard to not disclose the aggregate transaction price allocated to unsatisfied, or partially unsatisfied, performance obligations as of the end of the reporting period.
5.    PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment, at carrying value, is as follows:

	December 31,
	2019	2018

	(In thousands)
Gathering, processing, and transmission systems and facilities	$198,133	$729,585
Construction in progress(1)	5,443	521,609
Other property and equipment	3,694	23
Total property, plant, and equipment	207,270	1,251,217
Less: accumulated depreciation and amortization	(1,468)	(24,320)
Total property, plant, and equipment, net	$205,802	$1,226,897

(1)	Included in the Company’s construction in progress is capitalized interest of $0.6 million and $6.9 million at December 31, 2019 and December 31, 2018, respectively.
The cost of property classified as “Construction in progress” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet available to be placed into productive service as of the respective balance sheet date.
The Company’s costs incurred for capital spending on its gathering, processing, and transmissions system and facilities was approximately $299.3 million during 2019.
Property, plant, and equipment are evaluated for potential impairment when events or changes in circumstances indicate a possible significant deterioration in future cash flows expected to be generated by an asset group. In conjunction with Apache’s decision to materially reduce funding to Alpine High, Altus management assessed its long-lived infrastructure assets for impairment given the expected reduction to future throughput volumes. As a result of this assessment, Altus recorded impairments totaling $1.3 billion on its gathering, processing, and transmission assets in the fourth quarter of 2019. The fair values of the impaired assets were determined to be $203.6 million as of the time of the impairment and were estimated using the income approach. Altus has classified these nonrecurring fair value measurements as Level 3 in the fair value hierarchy.
The Company also elected to cancel construction on a compressor station in the third quarter of 2019, and as a result certain of its components were marketed for sale. Accordingly, Altus management reclassified these assets to current assets held for sale, and they were measured at fair value less costs to sell. The Company recorded an impairment of $9.3 million on these assets, which were written down to their fair value of $18.2 million. The fair value of the assets was determined using the market approach based on estimated sales proceeds, classified as Level 1 inputs in the fair value hierarchy. These assets were sold during the fourth quarter of 2019, and $13.3 million of cash proceeds have been received as of December 31, 2019. The Company received the remaining cash proceeds subsequent to December 31, 2019.

6.    DEBT AND FINANCING COSTS
In November 2018, Altus Midstream entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream’s two, one year extension options). The agreement for this revolving credit facility, as amended (the Amended Credit Agreement), provides aggregate commitments from a syndicate of banks of $800.0 million. The aggregate commitments include a letter of credit subfacility of up to $100.0 million and a swingline loan subfacility of up to $100.0 million. Altus Midstream may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of December 31, 2019, total outstanding borrowings were $396.0 million and no letters of credit were outstanding under this facility. There were no outstanding borrowings or letters of credit as of December 31, 2018.
Altus Midstream’s revolving credit facility is unsecured and is not guaranteed by the Company, Apache, or any of their respective subsidiaries.
At Altus Midstream’s option, the interest rate per annum for borrowings under this facility is either a base rate, as defined, plus a margin, or the London Interbank Offered Rate (LIBOR), plus a margin. Altus Midstream also pays quarterly a facility fee at a rate per annum on total commitments. The margins and the facility fee vary based upon (i) the Leverage Ratio until Altus Midstream has a senior long-term debt rating and (ii) such senior long-term debt rating once it exists. The Leverage Ratio is the ratio of (1) the consolidated indebtedness of Altus Midstream and its restricted subsidiaries to (2) EBITDA (as defined in the Amended Credit Agreement) of Altus Midstream and its restricted subsidiaries for the 12-month period ending immediately before the determination date. At December 31, 2019, the base rate margin was 0.15 percent, the LIBOR margin was 1.15 percent, and the facility fee was 0.225 percent. In addition, a commission is payable quarterly to the lenders on the face amount of each outstanding letter of credit at a per annum rate equal to the LIBOR margin then in effect. Customary letter of credit fronting fees and other charges are payable to issuing banks.
The Amended Credit Agreement contains restrictive covenants that may limit the ability of Altus Midstream and its restricted subsidiaries to, among other things, incur additional indebtedness or guaranty indebtedness, sell assets, make investments in unrestricted subsidiaries, enter into mergers, make certain payments and distributions, incur liens on certain property securing indebtedness, and engage in certain other transactions without the prior consent of the lenders. Altus Midstream also is subject to a financial covenant under the Amended Credit Agreement, which requires it to maintain a Leverage Ratio not exceeding 5.00:1.00 at the end of any fiscal quarter, starting with the quarter ended December 31, 2019, except that during the period of up to one year following a qualified acquisition, the Leverage Ratio cannot exceed 5.50:1.00 at the end of any fiscal quarter. Unless the Leverage Ratio is less than or equal to 4.00:1.00, the Amended Credit Agreement limits distributions in respect of Altus Midstream LP’s capital to $30 million per calendar year until either (i) the consolidated net income of Altus Midstream LP and its restricted subsidiaries, as adjusted pursuant to the Amended Credit Agreement, for three consecutive calendar months equals or exceeds $350.0 million on an annualized basis or (ii) Altus Midstream LP has a specified senior long-term debt rating; in addition, before the occurrence of one of those events, the Leverage Ratio must be less than or equal to 5.00:1.00. In no event can any distribution be made that would, after giving effect to it on a pro forma basis, result in a Leverage Ratio greater than (i) 5.00:1.00 or (ii) for a specified period after a qualifying acquisition, 5.50:1.00. The Leverage Ratio as of December 31, 2019 was less than 4.00:1.00.
The terms of Altus Midstream’s Preferred Units also contain certain restrictions on distributions on Altus Midstream LP’s Common Units, including the Common Units held by the Company, and any other units that rank junior to the Preferred Units with respect to distributions or distributions upon liquidation. Refer to Note 12—Series A Cumulative Redeemable Preferred Units for further information. In addition, the amount of any cash distributions to Altus Midstream LP by any entity in which it has an interest accounted for by the equity method is subject to such entity’s compliance with the terms of any debt or other agreements by which it may be bound, which in turn may impact the amount of funds available for distribution by Altus Midstream LP to its partners.
There are no clauses in the Amended Credit Agreement that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes. The Amended Credit Agreement has no drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreement allows the lenders to accelerate payment maturity and terminate lending and issuance commitments for nonpayment and other breaches, and if Altus Midstream or any of its restricted subsidiaries defaults on other indebtedness in excess of the stated threshold, is insolvent, or has any unpaid, non-appealable judgment against it for payment of money in excess of the stated threshold. Lenders may also accelerate payment maturity and terminate lending and issuance commitments if Altus Midstream undergoes a specified change in control or has specified pension plan liabilities in excess of the stated threshold. Altus Midstream was in compliance with the terms of the Amended Credit Agreement as of December 31, 2019.
As of December 31, 2019, the Company had debt outstanding totaling $405.8 million, of which $9.8 million is related to a finance lease obligation.

Interest Income and Financing Costs, Net of Capitalized Interest
The following table presents the components of Altus Midstream’s interest income and financing costs, net of capitalized interest:

	Year Ended December 31,
	2019	2018(1)	2017(1)

	(in thousands)
Interest income	$3,606	$1,608	$—
Interest income	$3,606	$1,608	$—

Interest expense	$6,384	$8,412	$7,100
Amortization of deferred facility fees	889	107	—
Capitalized interest	(5,481)	(8,412)	(7,100)
Financing costs, net of capitalized interest	$1,792	$107	$—

(1)
Prior to the Business Combination, the Company’s operations were funded entirely by contributions from Apache. Accordingly, Apache allocated a portion of interest on its corporate debt in determining capitalized interest associated with the development of Alpine High infrastructure. Refer to Note 3—Transactions with Affiliates, for further information.

7.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities at December 31, 2019 and 2018:

	December 31,
	2019	2018

	(In thousands)
Accrued capital costs	$17,035	$80,696
Accrued finance lease liability	1,989	—
Accrued incentive compensation	1,425	468
Accrued operations and maintenance expense	1,520	2,863
Accrued taxes other than income	689	69
Operating lease liability - current	602	—
Accrued interest	462	232
Other	203	598
Total other current liabilities	$23,925	$84,926

8.    ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018

	(In thousands)
Asset retirement obligation, beginning balance	$29,369	$18,189
Liabilities incurred during the period	15,303	13,816
Accretion expense	1,639	1,328
Revisions in estimated liabilities	13,784	(3,964)
Asset retirement obligation, ending balance	$60,095	$29,369

ARO reflects the estimated present value of the amount of dismantlement, removal, site reclamation, and similar activities associated with the Company’s infrastructure assets which include central processing facilities, gathering systems, and pipelines. Management utilizes independent valuation reports and estimates of current costs to project expected cash outflows for retirement obligations. Management estimates the ultimate productive life of the properties, a risk-adjusted discount rate, and an inflation factor in order to determine the current present value of this obligation. To the extent future revisions to these assumptions impact the present value of existing ARO, a corresponding adjustment is made to the property, plant, and equipment balance.
9.    COMMITMENTS AND CONTINGENCIES
Accruals for loss contingencies arising from claims, assessments, litigation, environmental, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. As of December 31, 2019 and December 31, 2018, there were no accruals for loss contingencies.
Litigation
The Company is subject to governmental and regulatory controls arising in the ordinary course of business. It is the opinion of management that any existing litigation or claims involving the Company are not likely to have a material adverse effect on the Company’s reported position or results of operations.
Environmental Matters
As an owner of the infrastructure assets and with rights to surface lands, the Company is subject to various local and federal laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations and subject the Company to liability for pollution damages. In some instances, Altus Midstream may be directed to suspend or cease operations. The Company maintains insurance coverage, which management believes is customary in the industry, although insurance does not fully cover against all environmental risks. Additionally, there can be no assurance that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered. The Company is not aware of any environmental claims existing as of December 31, 2019, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity.
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
Pursuant to the COMA with Apache, Altus Midstream indirectly receives G&A support services including information technology, risk management, corporate planning, accounting, cash management, human resources, and other general corporate services. The COMA established a fixed annual support services fee to Apache of $3.0 million for the period from the execution of the COMA at the closing of the Business Combination through December 31, 2019, $5.0 million in 2020, and $7.0 million in 2021. Beginning in 2022 through the term of the COMA, the associated fee will be $9.0 million annually thereafter, adjusted based on actual internal overhead and general and administrative costs incurred, until terminated.
Concurrent with the closing of the Business Combination, Altus Midstream entered into the Lease Agreement with Apache, relating to the use of certain office buildings, warehouse, and storage facilities located in Reeves County, Texas. Under the terms of the Lease Agreement, Altus Midstream shall pay to Apache on a monthly basis the sum of (i) a base rental charge of $44,500 and (ii) an amount based on Apache’s estimate of the annual costs it expects to incur in connection with the ownership, operation, repair, and/or maintenance of the facilities. The initial term of the Lease Agreement is four years and may be extended by Altus Midstream for three additional, consecutive periods of twenty-four months.

In the second quarter of 2019, Altus Midstream issued and sold the Preferred Units. Under the terms of the Amended LPA, the Preferred Unit holders are entitled to receive quarterly distributions until such time as the Preferred Units are redeemed or exchanged. Refer to Note 12—Series A Cumulative Redeemable Preferred Units for further discussion regarding the terms of the Preferred Units and the rights of the holders thereof.

Additionally, the Company is required to fund its pro-rata portion of any future capital expenditures for the development of the pipeline projects as referenced in Note 10—Equity Method Interests.
At December 31, 2019 and December 31, 2018, there were no other material contractual obligations related to the entities included in the consolidated financial statements other than the performance of asset retirement obligations as referenced in Note 8—Asset Retirement Obligation, and required credit facility fees discussed in Note 6—Debt and Financing Costs.
Leases
On January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize separate right-of-use (ROU) assets and lease liabilities for most leases classified as operating leases under previous GAAP. Prior to adoption, the FASB issued transition guidance permitting an entity the option to not evaluate under ASU 2016-02 those existing or expired land easements that were not previously accounted for as leases, as well as an option to apply the provisions of the new standard at its adoption date instead of the earliest comparative period presented in the financial statements. The Company elected both transitional practical expedients. Under these transition options, comparative reporting was not required, and the provisions of the standard were applied prospectively to leases in effect at the date of adoption.
As allowed under the standard, the Company also applied practical expedients to carry forward its historical assessments of whether existing agreements contain a lease, classification of existing lease agreements, and treatment of initial direct lease costs. The Company also elected to exclude short-term leases (those with terms of 12 months or less) from the balance sheet presentation and accounts for non-lease and lease components as a single lease component for all asset classes. Short-term lease expense was not material for 2019.
The Company determines if an arrangement is an operating or finance lease at the inception of each contract. If the contract is classified as an operating lease, Altus records an ROU asset and corresponding liability reflecting the total remaining present value of fixed lease payments over the expected term of the lease agreement. The expected term of the lease may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. In the normal course of business, the Company enters into various lease agreements for real estate and equipment related to its midstream activities that are typically classified as operating leases under the provisions of the standard. ROU assets are reflected within “Deferred charges and other” on the Company’s consolidated balance sheet, and the associated operating lease liabilities are reflected within “Other current liabilities” and “Other noncurrent liabilities,” as applicable.
Operating lease expense associated with ROU assets is recognized on a straight-line basis over the lease term. Lease expense is reflected on the statement of consolidated operations commensurate with the leased activities and nature of the services performed. Fixed operating lease expense was $0.7 million for the year ended December 31, 2019.
In addition, the Company periodically enters into finance leases that are similar to those leases classified as capital leases under previous GAAP. The Company currently has one finance lease, which is included in “Property, Plant and Equipment” on the consolidated balance sheet, and the associated finance lease liability is reflected within “Current debt.” The associated interest expense is reflected in the statement of consolidated operations within “Financing costs, net of capitalized interest.” Depreciation on the Company's finance lease asset was $5.0 million for the year ended December 31, 2019. Interest on the Company's finance lease assets was $0.9 million for the year ended December 31, 2019.
The following table represents the Company’s weighted average lease term and discount rate as of December 31, 2019:

Operating Leases
Weighted average remaining lease term	2.7 years
Weighted average discount rate	4.2%

The undiscounted future minimum lease payments reconciled to the carrying value of the lease liabilities as of December 31, 2019 were as follows:

Net Minimum Commitments	Operating Leases(1)	Finance Lease(2)

	(In thousands)
2020	$652	$9,800
2021	622	—
2022	445	—
2023	—	—
2024	—	—
Thereafter	—	—
Total future minimum lease payments	1,719	9,800
Less: imputed interest	(88)	(33)
Total lease liabilities	1,631	9,767
Current portion	602	9,767
Non-current portion	$1,029	$—

(1)
Amounts are primarily associated with the Lease Agreement entered into with Apache relating to the use of certain office buildings, warehouse, and storage facilities as described in Note 3—Transactions with Affiliates.

(2)
Amounts represent the Company’s finance lease obligation entered into during the first quarter of 2019 related to physical power generators being leased on a one-year term with the right to purchase. This lease expired in January 2020 with a weighted average discount rate of 4.2 percent. Subsequent to the expiration of the lease, the Company exercised its right to purchase the generators.

The lease liability reflected in the table above represents the Company’s fixed minimum payments that are settled in accordance with the lease terms. Actual lease payments during the period may also include variable lease components such as common area maintenance, usage-based sales taxes and rate differentials, or other similar costs that are not determinable at the inception of the lease. Variable lease payments for the year ended December 31, 2019 was $0.4 million.

10.    EQUITY METHOD INTERESTS
As of December 31, 2019, the Company had exercised four of its five Pipeline Options and, as a result, owns the following equity method interests in Permian Basin long-haul pipeline entities. For each of the equity method interests, the Company has the ability to exercise significant influence based on certain governance provisions and its participation in the significant activities and decisions that impact the management and economic performance of the equity method interests.

	December 31, 2019		December 31, 2018
In thousands, unless stated	Ownership	Amount	Ownership	Amount
Gulf Coast Express Pipeline LLC	16.0%	$291,628	15.0%	$91,100
EPIC Crude Holdings, LP	15.0%	163,199	—%	—
Permian Highway Pipeline LLC	26.7%	310,421	—%	—
Breviloba, LLC	33.0%	492,800	—%	—
		$1,258,048		$91,100

As of December 31, 2019 and December 31, 2018, unamortized basis differences included in the equity method interest balances were $29.7 million and $5.8 million, respectively. These amounts represent differences in the Company’s contributions to date and Altus’ underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized basis differences are amortized into equity income (loss) over the useful lives of the underlying pipeline assets when they are placed into service.
The following table presents the activity in the Company’s equity method interests for the year ended December 31, 2019:

	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC
					Total

	(In thousands)
Balance at December 31, 2018	$91,100	$—	$—	$—	$91,100
Acquisitions	15,274	51,810	161,081	442,460	670,625
Contributions	183,915	123,750	146,580	47,107	501,352
Distributions	(16,208)	—	—	(9,108)	(25,316)
Capitalized interest(1)	—	—	2,370	—	2,370
Equity income (loss), net(2)	17,547	(11,209)	390	12,341	19,069
Accumulated other comprehensive loss	—	(1,152)	—	—	(1,152)
Balance at December 31, 2019	$291,628	$163,199	$310,421	$492,800	$1,258,048

(1)
Altus’ proportionate share of the Permian Highway Pipeline (PHP) construction costs is funded with the revolving credit facility. Accordingly, Altus capitalized $2.4 million of related interest expense, which is included in the basis of the PHP equity interest.

(2)
The amount of consolidated retained earnings, net of amortized basis differences, which represents undistributed earnings was $1.4 million and $3.4 million from Gulf Coast Express Pipeline LLC and Breviloba, LLC, respectively.

Summarized Financial Information
The following represents aggregated selected income statement and balance sheet data for the Company’s equity method interests (on a 100 percent basis):

	For the Year Ended December 31,
	2019(1)				2018(2)
	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC

Statements of Income	(In thousands)
Revenues	$132,103	$40,756	$—	$129,559	$2,609	$—	$—	$—
Operating expenses	24,047	108,519	93	48,190	432	7,430	61	674
Operating income (loss)	108,056	(67,763)	(93)	81,369	2,177	(7,430)	(61)	(674)
Net income (loss)	109,997	(72,535)	1,587	81,469	3,685	(8,939)	(61)	(674)
Other comprehensive loss	—	(7,681)	—	—	—	—	—	—

	As of December 31,
	2019(1)				2018(2)
	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC

Balance Sheets	(In thousands)
Current assets	$72,412	$190,474	$84,999	$93,169	$74,304	$374,307	$2,836	$3
Noncurrent assets	1,766,150	2,017,669	1,252,571	1,399,356	817,895	332,662	95,368	1,130,998
Total assets	$1,838,562	$2,208,143	$1,337,570	$1,492,525	$892,199	$706,969	$98,204	$1,131,001

Current liabilities	$48,128	$188,299	$203,657	$37,599	$246,288	$388,664	$8,376	$161,489
Noncurrent liabilities	605	956,744	—	1,108	—	—	—	1,269
Equity	1,789,829	1,063,100	1,133,913	1,453,818	645,911	318,305	89,828	968,243
Total liabilities and equity	$1,838,562	$2,208,143	$1,337,570	$1,492,525	$892,199	$706,969	$98,204	$1,131,001

(1)
Although Altus interests in EPIC Crude Holdings, LP, Permian Highway Pipeline LLC, and Breviloba, LLC were acquired in March, May, and July of 2019, respectively, the financial results for all equity method interests are presented for the entire twelve months for both periods for comparability.

(2)
Altus exercised its first pipeline equity option, Gulf Coast Express Pipeline LLC in December 2018; however, the financial results are presented for the entire twelve months for both periods for comparability.

11. EQUITY

Common Stock and Warrants
The Company’s second amended and restated certificate of incorporation authorizes the issuance of 1,500,000,000 shares of Class A Common Stock, $0.0001 par value and 1,500,000,000 shares of Class C Common Stock, $0.0001 par value. The Company’s shares of Class A Common Stock are listed on the Nasdaq under the symbol “ALTM.” As of December 31, 2019, there were 74,929,305 and 250,000,000 issued and outstanding shares of Class A Common Stock and Class C Common Stock, respectively.
Holders of each of the Class A Common Stock and Class C Common Stock vote together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law. Only holders of Class A Common Stock are entitled to dividends or other liquidating distributions made by the Company.
Shares of Class A Common Stock and certain warrants were originally issued in connection with the Company’s public offering, while shares of Class C Common Stock were newly-issued in connection with the Business Combination.
Public Offering
In the second quarter of 2017, KAAC completed the initial public offering of its units. Each unit comprised one share of Class A Common Stock and one third of one warrant (hereby referred to as the Public Warrants and discussed in further detail below). In the aggregate, 37,732,112 units were sold at an offering price of $10.00 per unit, including 2,732,112 units purchased pursuant to an over-allotment option granted to the underwriters.
Public Warrants
As of December 31, 2019, there were 12,577,350 Public Warrants outstanding. Each whole Public Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share. The Public Warrants will expire five years after closing of the Business Combination or earlier upon redemption or liquidation. The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant with not less than 30 days’ notice provided to the Public Warrant holders. However, this redemption right can only be exercised if the reported last sale price of the Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days prior to sending the notice of redemption to the Public Warrant holders.
Following the closing of the Business Combination, the Public Warrants continued trading under the symbol “ALTMW.” On December 11, 2018, the Company received notice from the Staff of the Nasdaq of a delisting determination with respect to its Public Warrants for failure to satisfy the Nasdaq’s minimum round lot holder listing requirement. The Public Warrants ceased trading on the Nasdaq at the opening of business on December 20, 2018. The delisting of the Public Warrants did not impact the listing or trading of the Company’s Class A Common Stock.
Private Placement Warrants
As of December 31, 2019, there were 6,364,281 Private Placement Warrants, of which Apache holds 3,182,140. The Private Placement Warrants are identical to the Public Warrants discussed above, except (i) they will not be redeemable by the Company so long as they are held by the initial holders or their respective permitted transferees and (ii) they may be exercised by the holders on a cashless basis.
Business Combination
At a special meeting held on November 6, 2018 (the Special Meeting) the Business Combination was approved by holders of a majority of the outstanding shares of Class A and Class B Common Stock. Refer to Note 2—Recapitalization Transaction for further detail of the Business Combination, including the basis of presentation of the Company’s equity structure in the consolidated financial statements. The paragraphs below provide further detail of the transactions that occurred in connection with the Special Meeting and the Business Combination:
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
Conversion of Class B Common Stock
In accordance with KAAC’s amended and restated certificate of incorporation, 2,120,000 shares of Class B Common Stock that remained outstanding following the Sponsor forfeiture (described above) were converted into shares of Class A Common Stock on a one-for-one basis.
Private Placement
On November 9, 2018 KAAC issued and sold an aggregate of 57,234,023 shares of Class A Common Stock to certain qualified institutional buyers and accredited investors (including certain funds and client accounts advised by Kayne Anderson Capital Advisors, L.P., together with its affiliates, and directors, management and employees of KAAC, Kayne Anderson, and Apache) at a price of $10.00 per share.
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
Additionally, the Company received 18,941,631 Altus Midstream LP warrants (equivalent to the aggregate of the Public Warrants, Private Placement Warrants and Apache Warrants outstanding upon consummation of the Business Combination). Each whole warrant entitles the Company to purchase one common unit in Altus Midstream LP for an exercise price of $11.50 per common unit. These warrants are herein referred to as the (Partnership Warrants).
Consideration Received by Apache
In exchange for the equity interests in the Altus Midstream Entities and the Pipeline Options to acquire equity interests in five separate third-party pipeline projects, the consideration received by Apache at the closing of the Business Combination on November 9, 2018, included the following:
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

◦
12,500,000 shares if, during the calendar year 2021, the aggregate gathered gas from an area of dedication in Reeves, Pecos, Culberson, and Jeff Davis Counties in Texas that is assessed a low pressure gathering fee pursuant to that certain Amended and Restated Gas Gathering Agreement, dated August 8, 2018, between Apache and Altus Midstream Gathering, LP is equal to or greater than 574,380 million cubic feet.

◦
12,500,000 shares if the per share closing price of the Class A Common Stock as reported by Nasdaq during any 30-trading-day period ending prior to the fifth anniversary of the Closing Date is equal to or greater than $14.00 for any 20 trading days within such 30-trading-day period.

◦
12,500,000 shares if the per share closing price of the Class A Common Stock as reported by Nasdaq during any 30-trading-day period ending prior to the fifth anniversary of the Closing Date is equal to or greater than $16.00 for any 20 trading days within such 30-trading-day period.

Redeemable Noncontrolling Interest — Apache Limited Partner
In conjunction with the issuance of the Class C Common Stock, Apache received 250,000,000 Altus Midstream Common Units, approximately 76.9 percent of the total Common Units issued and outstanding. The financial results of Altus Midstream and its subsidiaries are included in the Company’s consolidated financial statements as detailed in Note 1—Summary of Significant Accounting Policies, under the section titled “Principles of Consolidation.”
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
Apache’s limited partner interest associated with the Common Units issued with the Class C Common Stock is reflected as a redeemable noncontrolling interest in the Company. The redeemable noncontrolling interest is recognized at the higher of (i) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (ii) the maximum redemption value as of the balance sheet date. The redemption value is determined based on a 5-day volume weighted average closing price of the Class A Common Stock (5-day VWAP) as defined in the Amended LPA, a Level 1 non-recurring fair value measurement. At December 31, 2019 and 2018, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date of $701.0 million and $1.9 billion, respectively.
For further discussion of Apache’s right to receive additional shares of Class A Common Stock, and other outstanding equity instruments that may impact ownership interests and the limited partner interests of Altus Midstream in future periods, see Note 14—Net Income (Loss) Per Share.
Redeemable Noncontrolling Interest — Preferred Unit Limited Partners
On June 12, 2019, Altus Midstream issued and sold the Preferred Units in a private offering, and the purchasers of the Preferred Units were admitted as limited partners of Altus Midstream. The Preferred Units will be exchangeable for shares of the Company’s Class A Common Stock at the option of the Preferred Unit holders after the seventh anniversary of Closing (as defined below) or upon the occurrence of specified events, unless otherwise redeemed by Altus Midstream. Refer to Note 12—Series A Cumulative Redeemable Preferred Units for further discussion.

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

•
The Preferred Units are redeemable at Altus Midstream’s option at any time in cash at a redemption price (the Redemption Price) equal to (a) the greater of (i) an 11.5 percent internal rate of return (increasing to 13.75 percent after the fifth anniversary of Closing), and (ii) a 1.3x multiple of invested capital plus (b) if applicable, the value of any accrued and unpaid distributions. The Preferred Units will be redeemable at the holder’s option upon a change of control or liquidation of Altus Midstream and certain other events, including certain asset dispositions. Subject to compliance with minimum ownership requirements and redemption restrictions of the Amended LPA, Apache’s election to cause its Common Units in Altus Midstream to be redeemed for shares of the Company’s Class A Common Stock or cash (as further discussed in Note 11—Equity) would not be a change of control.

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

Since the Preferred Units could be exchangeable for a number of shares of Class A Common Stock equal to 20 percent or more of the Company’s outstanding voting power, the Company has agreed to submit the potential issuance of such shares for approval of its stockholders (the Stockholder Approval) at its annual stockholder meeting in 2020. In connection with the Closing, Apache, the Company, and certain purchasers of Preferred Units entered into a voting agreement pursuant to which Apache has agreed to vote all shares of common stock of the Company over which Apache has beneficial ownership in favor of the Stockholder Approval. The Amended LPA provides that the Preferred Units will not be exchangeable into more than 19.5 percent of the outstanding voting power of the Company unless the Stockholder Approval is obtained.
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
Certain redemption features embedded within the terms of the Preferred Units require bifurcation and measurement at fair value. As such, the net transaction price shown in the table above was allocated to the preferred redeemable noncontrolling interest and the embedded features according to the associated initial fair value measurements as follows:

June 12, 2019
(In thousands)
Redeemable noncontrolling interest - Preferred Units	$516,790
Long-term liability: Embedded derivative(1)	94,459
$611,249

(1)	See Note 15—Fair Value Measurements for further discussion on the nature and recognition of the embedded derivative.
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
Activity related to the Preferred Units for the year ended December 31, 2019 is as follows:

	Year Ended December 31, 2019
	Units Outstanding	Financial Position(3)

	(In thousands, except for unit data)
Redeemable noncontrolling interest - Preferred Units: beginning of period	—	$—
Issuance of Preferred Units, net	625,000	516,790
Distribution of in-kind additional Preferred Units(1)	13,163	—
Allocation of Altus Midstream net income	N/A	38,809
Redeemable noncontrolling interest - Preferred Units: end of period	638,163	$555,599
Embedded derivative liability(2)		102,929
		$658,528

(1)
Subsequent to the balance sheet date, Altus Midstream provided notice to the Preferred Unit holders of record at December 31, 2019 of the amount of the distribution on the Preferred Units for the quarter ended December 31, 2019. The holders also were notified that Altus Midstream elected to pay the entire amount of the approximate $11.2 million distribution in-kind in additional Preferred Units (PIK Units) on February 14, 2020. In total, 11,168 PIK Units were issued in satisfaction of the required distribution.

(2)	See Note 15—Fair Value Measurements for discussion of the fair value changes in the embedded derivative liability during the period.

(3)	As of December 31, 2019, the aggregate Redemption Price was $663.8 million, based on an internal rate of return of 11.5 percent.
N/A - not applicable.

13. INCOME TAXES
The total income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2019	2018	2017

	(In thousands)
Current income taxes:
Federal	$(15)	$(1,041)	$—
State	—	—	—
	(15)	(1,041)	—
Deferred income taxes:
Federal	67,516	(10,464)	5,413
State	(2,601)	1,004	1,628
	64,915	(9,460)	7,041
Total	$64,900	$(10,501)	$7,041

The total income tax provision (benefit) differs from the amounts computed by applying the U.S. statutory income tax rate to net loss before income taxes. A reconciliation of the tax on the Company’s net loss before income taxes and total tax expense (benefit) is shown below:

	Year Ended December 31,
	2019	2018	2017

	(In thousands)
Income tax benefit at U.S. statutory rate	$(267,540)	$(2,255)	$(4,037)
Income tax expense (benefit) attributable to Apache limited partner	205,844	(891)	—
Income tax benefit attributable to Preferred Unit limited partners	(1,879)	—	—
State tax expense (benefit)(1)	(2,610)	818	1,058
Change in U.S. tax rate	—	—	1,843
Valuation allowance(1)	130,988	(8,177)	8,177
All other, net	97	4	—
Income tax expense (benefit)	$64,900	$(10,501)	$7,041

(1)	The change in state valuation allowance is included as a component of state income tax.

The net deferred tax assets reflect the tax impact of temporary differences between the asset and liability amounts carried on the balance sheet under GAAP and amounts utilized for income tax purposes. The net deferred tax assets consists of the following:

	December 31,
	2019	2018

	(In thousands)
Deferred tax assets:
Investment in partnership	$103,195	$65,851
Asset retirement obligation	451	220
Net operating losses	26,749	495
Property, plant, and equipment	5,679	—
Other	—	1,212
Total deferred tax assets	136,074	67,778
Valuation allowance	(135,024)	—
Net deferred tax assets	1,050	67,778
Deferred tax liabilities:
Property, plant, and equipment	—	2,863
Other	1,050	—
Net deferred tax assets	$—	$64,915
Net deferred tax assets and liabilities are included in the balance sheet as follows:

	December 31,
	2019	2018

	(In thousands)
Assets:
Deferred tax asset	$—	$67,558
Liabilities:
Deferred tax liability	—	2,643
Net deferred tax assets	$—	$64,915

In 2019, the Company recorded a valuation allowance of $135.0 million against its net deferred tax asset. This was primarily driven by the Company’s decision to impair its gathering, processing, and transmission asset groups. For further discussion of these impairments, please refer to Note 5—Property, Plant, and Equipment. The Company has assessed the future potential to realize these deferred tax assets and has concluded that it is more likely than not that these deferred tax assets will not be realized.
The Company reconciles its effective tax rate to its net loss before income taxes. This includes net loss before income taxes attributable to both the controlling and noncontrolling interests. As such, the Company’s effective tax rate includes adjustments to remove income (loss) attributed to the noncontrolling interests. In 2019 and 2018, the Company recorded a tax expense adjustment of $205.8 million and tax benefit adjustment of $0.9 million, respectively, associated with income and losses allocated to Apache.
On June 12, 2019, Altus Midstream issued and sold the Preferred Units in a private offering. Concurrently, the Preferred Units were established as a new class of partnership unit representing limited partner interests in Altus Midstream pursuant to the terms of the Amended LPA, and the purchasers were admitted as limited partners of Altus Midstream. The Company recorded a tax benefit adjustment of $1.9 million associated with income allocated to the noncontrolling Preferred Unit limited partners of Altus Midstream. For further details on the terms of the Preferred Units and the rights of the holders thereof, refer to Note 12—Series A Cumulative Redeemable Preferred Units.
On the Closing Date, Altus Midstream completed the Business Combination. Prior to the Business Combination, the Altus Midstream Operating entities were treated as disregarded subsidiaries of Apache Corporation, a C-corporation, for federal income tax purposes. As a result, federal taxable income associated with Altus Midstream Operating had historically been included in

Apache’s consolidated federal income tax return. Prior to the Business Combination, Altus Midstream Operating calculated its income tax provision as if it was a taxable C-corporation.
Pursuant to the Contribution Agreement, Apache contributed the Altus Midstream Entities and the Pipeline Options to Altus Midstream LP. Net operating losses associated with Altus Midstream Operating’s activities prior to the Closing Date remained with Apache. After the Business Combination, Altus Midstream Operating continued to be treated as disregarded entities for federal income tax purposes. The entities’ new regarded parent is Altus Midstream LP, a partnership for federal income tax purposes. As such, Altus Midstream LP will not be subject to U.S. federal income taxes and will instead pass through its taxable income or loss to its partners, Apache and Altus. As a result of the change in ownership structure, Altus was required to calculate a federal deferred tax asset based on its investment in Altus Midstream LP. A $62.5 million increase in the Company’s net deferred tax asset was a direct result of the reverse recapitalization and recorded as a component of equity.
Altus is also subject to the Texas margin tax. Unlike federal income taxes, the Texas margin regime assesses tax on corporations, limited liability companies, limited partnerships, and disregarded entities. As such, the Company records deferred tax assets and liabilities for Texas margin tax based on the differences between the financial statement carrying value and tax basis of assets and liabilities on the balance sheet. The reverse recapitalization did not have a material impact on the Company’s state income tax provision. The Texas margin tax associated with Apache's share of the liability is recorded as a component of the noncontrolling interest.
In 2018, prior to the Business Combination, the Company recorded a deferred tax benefit of $8.2 million associated with the release of a valuation allowance.
On December 22, 2017, the Tax Cuts and Jobs Act (the Act) was signed into law. Under the Act, the U.S. corporate income tax rate was reduced from 35 percent to 21 percent effective January 1, 2018. As a result of the decrease in the corporate income tax rate, the Company recorded a $1.8 million deferred tax expense in 2017 related to the remeasurement of the Company’s December 31, 2017 deferred tax asset.
The Company has a federal net operating loss carryforward of $127.4 million, which has an indefinite carryforward period. The Company has recorded a full valuation allowance against the federal net operating loss because it is probable that this attribute will not be realized.
The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes,” which prescribes a minimum recognition threshold a tax position must meet before being recognized in the financial statements. Tax positions generally refer to a position taken in a previously filed income tax return or expected to be included in a tax return to be filed in the future that is reflected in the measurement of current and deferred income tax assets and liabilities. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2019	2018

	(In thousands)
Balance at beginning of year	$—	$—
Additions based on tax positions related to the prior year	—	—
Additions based on tax positions related to the current year	(2,057)	—
Reductions for tax positions of prior years	—	—
Balance at end of year	$(2,057)	$—

The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. Each quarter the Company assesses the amounts provided for and, as a result, may increase (expense) or reduce (benefit) the amount of interest and penalties. The Company has recorded no interest or penalties associated with its unrecognized tax benefit. Uncertain tax positions may change in the next twelve months; however, the Company does not expect any possible change to have a significant impact on the results of operation or financial position. If incurred, Altus will record income tax interest and penalties as a component of income tax expense. The contributor of Altus Midstream LP’s operating assets, Apache Corporation, is currently under IRS audit for the 2014 through 2017 tax years.

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
The Company uses the “if-converted method” to determine the potential dilutive effect of (i) exchanges of outstanding Common Units of Altus Midstream and corresponding shares of its outstanding Class C Common Stock, (ii) earn-out consideration, and (iii) assumed exchange of the outstanding Preferred Units of Altus Midstream for shares of Class A Common Stock. The treasury stock method is used to determine the potential dilutive effect of its outstanding warrants.
The computation of basic and diluted net loss per share for the periods presented in the consolidated financial statements is shown in the table below.

	For the Year Ended December 31,
	2019			2018(1)			2017(1)
	Loss(2)	Shares	Per Share	Loss	Shares	Per Share	Loss	Shares	Per Share

	(In thousands, except per share data)
Basic and Diluted:
Net loss attributable to Class A common shareholders	$(369,670)	74,929	$(4.93)	$(4,388)	173,125	$(0.03)	$(18,575)	62,259	$(0.30)

(1)
Shares of Class A Common Stock and Class C Common Stock issued to Apache in exchange for its ownership interests in the Altus Midstream Entities were retroactively restated from May 26, 2016 (inception) to the Closing Date, based on the proportionate value of the capital contributions made by Apache to the Altus Midstream Entities. The calculation of the weighted average shares outstanding from inception up to the Closing Date includes all shares issued to Apache, in order to reflect Apache’s 100 percent economic interest in the Altus Midstream Entities until that time. For further detail of the Business Combination and associated financial statement presentation, see Note 1—Summary of Significant Accounting Policies and Note 2—Recapitalization Transaction.

(2)	Net income attributable to Preferred Unit limited partners increased the net loss attributable to Class A common shareholders for the year ended December 31, 2019.
The diluted earnings per share calculation excludes the effects of the following, since the associated impacts would have been anti-dilutive for all relevant periods presented:

•	An assumed exchange of 250,000,000 shares of outstanding Common Units of Altus Midstream and corresponding shares of its outstanding Class C Common Stock;

•	An assumed exchange of the outstanding Preferred Units of Altus Midstream for shares of Class A Common Stock; and

•	Outstanding warrants of the Company to purchase an aggregate 18,941,631 shares of Class A Common Stock.
Further discussion of the Company’s outstanding common stock, warrants, and earn-out consideration as well as any applicable redemption rights is provided in Note 11—Equity. Further discussion of the Preferred Units and associated embedded features can be found in Note 12—Series A Cumulative Redeemable Preferred Units and Note 15—Fair Value Measurements, respectively. Earn-out consideration granting Apache the right to receive up to 37,500,000 shares of Class A Common Stock is not included in the earnings per share calculation above, as the conditions for issuance were not satisfied as of the year ended December 31, 2019.
15. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of: cash and cash equivalents; revenue receivables; accounts receivable from/payable to Apache and an embedded derivative liability related to the issuance of Preferred Units (as further described above). This embedded derivative liability is recorded on the Company’s consolidated balance sheet at fair value. The carrying amount of Altus Midstream’s revolving credit facility approximates fair value because the interest rate is variable and reflective of market rates. The carrying amounts reported on the consolidated balance sheet for the Company’s remaining financial assets and liabilities approximate fair value due to their short-term nature. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the year ended December 31, 2019 or December 31, 2018.

The Company bifurcated and recognized the embedded derivative associated with the Preferred Units related to the exchange option provided to the Preferred Unit holders under the terms of the Amended LPA. The valuation of the embedded derivative (using an income approach) was based on a range of factors including expected future interest rates using the Black-Karasinski model, the Company’s imputed interest rate, the timing of periodic cash distributions, and dividend yields of the Preferred Units. The embedded derivative liability had an initial fair value of $94.5 million at Closing. For the year ended December 31, 2019, the Company recorded an unrealized loss related to this derivative liability totaling $8.5 million, which is recorded in “Unrealized derivative instrument loss” in the statement of consolidated operations. Increases or decreases in interest rates would result in a higher or lower fair value measurement.
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
16.   QUARTERLY FINANCIAL DATA (Unaudited)
The following table summarizes quarterly financial data for 2019 and 2018. Altus Midstream was identified as the accounting acquirer in the Business Combination. As a result, the financial statements information provided in the table below reflects (i) the historical operating results of Altus Midstream Operating prior to the Business Combination; (ii) the consolidated results of the Company and Altus Midstream Operating following the closing of the Business Combination; and (iii) the Company’s equity structure for all periods presented.
For further information on the presentation of financial information, the Business Combination, and the calculation of earnings per share data, please refer to Note 1—Summary of Significant Accounting Policies, Note 2—Recapitalization Transaction, and Note 14—Net Income (Loss) Per Share.

	First	Second	Third	Fourth

	(In thousands, except per share data)
2019
Midstream service revenue — affiliate	$33,847	$24,139	$34,009	$43,803
Operating income (loss)(2)	4,231	(4,942)	(6,583)	(1,278,497)
Net income (loss) before income taxes	6,154	(5,928)	(8,693)	(1,265,533)
Net income (loss) attributable to Class A common shareholders	1,100	(2,293)	(4,864)	(363,613)
Net income (loss) attributable to Class A common shareholders, per share(1):
Basic	$0.01	$(0.03)	$(0.06)	$(4.85)
Diluted	$0.01	$(0.03)	$(0.07)	$(4.85)

2018
Midstream service revenue — affiliate	$12,099	$12,517	$25,437	$26,697
Operating income (loss)	(7,570)	(7,468)	284	2,513
Net income (loss) before income taxes	(7,570)	(7,468)	284	4,014
Net income (loss) attributable to Class A common shareholders	(12,607)	(11,621)	19,208	632
Net income (loss) attributable to Class A common shareholders, per share(1):
Basic	$(0.09)	$(0.06)	$0.09	$0.004
Diluted	$(0.09)	$(0.06)	$0.09	$0.004

(1)
The sum of the individual quarterly net income (loss) per common share amounts may not agree with full-year net income (loss) per common share as each quarterly computation is based on the weighted-average number of common shares outstanding during that period.

(2)	Operating expenses for 2019 include asset impairments totaling $9.3 million and $1.3 billion in the third and fourth quarters of 2019, respectively.