Form 10-Q
period 2020-03-31
Altus Midstream Co
filed 2020-05-07
CIK 1692787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s Class A common stock, par value $0.0001 per share issued and outstanding as of April 30, 2020	74,929,305
Number of shares of registrant’s Class C common stock, par value $0.0001 per share issued and outstanding as of April 30, 2020	250,000,000

i

FORWARD-LOOKING STATEMENTS AND RISK
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the Company’s examination of historical operating trends, production and growth forecasts of Apache Corporation’s Alpine High field development and other data in the Company’s possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “might,” “outlook,” “possibly,” “potential,” “should,” “would,” or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable under the circumstances, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, its assumptions about:

•
the scope, duration, and reoccurrence of any epidemics or pandemics (including specifically the coronavirus disease 2019 (COVID-19) pandemic) and the actions taken by third parties, including, but not limited to, governmental authorities, customers, contractors, and suppliers, in response to such epidemics or pandemics;

•	the market prices of oil, natural gas, natural gas liquids (NGLs), and other products or services;

•	pipeline and gathering system capacity and availability;

•	production rates, throughput volumes, reserve levels and development success of dedicated oil and gas fields;

•	economic and competitive conditions;

•	the availability of capital;

•	cash flow and the timing of expenditures;

•	capital expenditure and other contractual obligations;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative, regulatory, or policy changes;

•	terrorism or cyberattacks;

•	occurrence of property acquisitions or divestitures;

•	the integration of acquisitions;

•	a decline in oil, natural gas, and NGL production, and the impact of general economic conditions on the demand for oil, natural gas, and NGLs;

•	impact of environmental, health and safety, and other governmental regulations and of current or pending legislation;

•	environmental risks;

•	effects of competition;

•	its ability to retain key members of its senior management and key technical employees;

•	increases in interest rates;

•	the effectiveness of its business strategy;

•	changes in technology;

•	market-related risks such as general credit, liquidity and interest-rate risks;

•	the timing, amount and terms of the Company’s future issuances of equity and debt securities;

•
other factors disclosed under Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in the Company’s most recently filed Annual Report on Form 10-K;

•	other risks and uncertainties in its first-quarter 2020 earnings release;

•	other factors disclosed under Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q; and

•	any other factors disclosed in the other filings that the Company makes with the Securities and Exchange Commission.
Other factors or events that could cause the Company’s actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, the Company assumes no duty to update or revise its forward-looking statements, whether based on changes in internal estimates or expectations, new information, future developments, or otherwise.

GLOSSARY OF TERMS

The following are abbreviations and definitions of certain terms used in this Quarterly Report on Form 10-Q and certain terms which are commonly used in the exploration, production and midstream sectors of the oil and natural gas industry:

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

Effective February 14, 2019, each of the Altus Midstream Entities’ (as defined herein) names were changed to replace “Alpine High” in each name with “Altus Midstream.”

References to “Altus” and the “Company” include Altus Midstream Company and its consolidated subsidiaries, unless otherwise specifically stated.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2020	2019

	(In thousands, except per share data)
REVENUES:
Midstream services revenue — affiliate (Note 2)	$40,767	$33,847
Total revenues	40,767	33,847
COSTS AND EXPENSES:
Operations and maintenance(1)	10,591	16,399
General and administrative(2)	4,178	2,991
Depreciation and accretion	3,914	7,651
Taxes other than income	3,443	2,575
Total costs and expenses	22,126	29,616
OPERATING INCOME	18,641	4,231
OTHER INCOME (LOSS):
Unrealized derivative instrument loss	(61,984)	—
Interest income	7	2,161
Income from equity method interests, net	16,298	270
Other	(177)	—
Total other income (loss)	(45,856)	2,431
Financing costs, net of capitalized interest	273	508
NET INCOME (LOSS) BEFORE INCOME TAXES	(27,488)	6,154
Current income tax benefit	(696)	—
Deferred income tax expense	—	426
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	(26,792)	5,728
Net income attributable to Preferred Unit limited partners	18,262	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	(45,054)	5,728
Net income (loss) attributable to Apache limited partner	(35,201)	4,628
NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS	$(9,853)	$1,100

NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS, PER SHARE
Basic	$(0.13)	$0.01
Diluted	$(0.14)	$0.01
WEIGHTED AVERAGE SHARES
Basic	74,929	74,929
Diluted	324,929	324,929

(1)	Includes amounts of $1.4 million and $2.9 million to related parties for the three months ended March 31, 2020 and 2019, respectively. Refer to Note 2—Transactions with Affiliates.

(2)	Includes amounts of $2.0 million and $1.6 million to related parties for the three months ended March 31, 2020 and 2019, respectively. Refer to Note 2—Transactions with Affiliates.

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2020	2019

	(In thousands)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	$(26,792)	$5,728
OTHER COMPREHENSIVE LOSS, NET OF TAX:
Share of equity method interests other comprehensive loss	(1,184)	—
COMPREHENSIVE INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	(27,976)	5,728
Comprehensive income attributable to Preferred Unit limited partners	18,262	—
Comprehensive income (loss) attributable to Apache limited partner	(36,112)	4,628
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS	$(10,126)	$1,100

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2020	2019

	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,301	$5,983
Accounts receivable from Apache Corporation (Note 1)	1,066	5,195
Revenue receivables (Note 3)	11,709	15,461
Inventories	4,209	4,027
Prepaid assets and other	1,251	1,071
	37,536	31,737
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	212,940	207,270
Less: Accumulated depreciation and amortization	(4,417)	(1,468)
	208,523	205,802
OTHER ASSETS:
Equity method interests	1,336,810	1,258,048
Deferred charges and other	5,664	5,267
	1,342,474	1,263,315
Total assets	$1,588,533	$1,500,854

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY
CURRENT LIABILITIES:
Current debt (Note 5)	$—	$9,767
Other current liabilities (Note 6)	12,728	23,925
	12,728	33,692
LONG-TERM DEBT	468,000	396,000
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Asset retirement obligation	61,059	60,095
Embedded derivative	164,913	102,929
Other non-current liabilities	6,285	4,614
	232,257	167,638
Total liabilities	712,985	597,330

COMMITMENTS AND CONTINGENCIES (Note 7)

Redeemable noncontrolling interest — Apache limited partner	231,178	701,000
Redeemable noncontrolling interest — Preferred Unit limited partners	573,861	555,599

EQUITY:
Class A Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 74,929,305 shares issued and outstanding at March 31, 2020 and December 31, 2019	7	7
Class C Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 250,000,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	25	25
Additional paid-in capital	473,502	39,792
Accumulated deficit	(402,486)	(392,633)
Accumulated other comprehensive loss	(539)	(266)
	70,509	(353,075)
Total liabilities, noncontrolling interests, and equity	$1,588,533	$1,500,854

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interests	$(26,792)	$5,728
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized derivative instrument loss	61,984	—
Depreciation and accretion	3,914	7,651
Deferred income tax expense	—	426
Income from equity method interests, net	(16,298)	(270)
Distributions from equity method interests	20,985	—
Other	461	(201)
Changes in operating assets and liabilities:
Increase in inventories	(182)	(139)
(Increase) decrease in prepaid assets and other	(180)	(809)
(Increase) decrease in revenue receivables (Note 2)	3,752	(612)
Increase in account receivables from/payable to affiliate	(948)	(4,371)
Increase in accrued expenses	3,017	2,651
Increase deferred credits and noncurrent liabilities	1,825	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	51,538	10,054

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures(1)	(19,096)	(164,518)
Proceeds from sale of assets	6,096	—
Contributions to equity method interests	(82,827)	(66,224)
Distributions from equity method interests	1,552	—
Acquisition of equity method interests	—	(51,809)
Capitalized interest paid	(3,340)	—
NET CASH USED IN INVESTING ACTIVITIES	(97,615)	(282,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	72,000	—
Finance lease	(11,789)	—
Deferred facility fees	(816)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	59,395	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,318	(272,497)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,983	449,935
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,301	$177,438
SUPPLEMENTAL CASH FLOW DATA:
Accrued capital expenditures(2)	$6,557	$29,792
Finance lease liability(3)	—	29,000
Interest paid, net of capitalized interest	—	232

(1)
Following the Business Combination, capital expenditure amounts represent the portion of the total settlements with Apache in the period that are capital in nature, pursuant to the terms of the Construction, Operations and Maintenance Agreement (COMA). Refer to Note 1—Summary of Significant Accounting Policies and Note 2—Transactions with Affiliates for more information.

(2)
Includes $1.7 million due to Apache and $33.2 million due from Apache for the three months ended March 31, 2020 and 2019, respectively, pursuant to the terms of the COMA. Refer to Note 2—Transactions with Affiliates for more information.

(3)
The Company entered into a finance lease in the first quarter of 2019 for power generators, which ended during the first quarter of 2020. The Company then exercised its option to purchase the generators.

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Redeemable Noncontrolling Interest — Preferred Unit Limited Partners(1)	Redeemable Noncontrolling Interest — Apache Limited Partner	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
			Shares	Amount	Shares	Amount

	(In thousands)		(In thousands)

Balance at December 31, 2018	$—	$1,940,500	74,929	$7	250,000	$25	$—	$(213,746)	$—	$(213,714)
Net income	—	4,628	—	—	—	—	—	1,100	—	1,100
Change in redemption value of noncontrolling interests	—	(440,628)	—	—	—	—	440,628	—	—	440,628
Balance at March 31, 2019	$—	$1,504,500	74,929	$7	250,000	$25	$440,628	$(212,646)	$—	$228,014

Balance at December 31, 2019	$555,599	$701,000	74,929	$7	250,000	$25	$39,792	$(392,633)	$(266)	$(353,075)
Net income (loss)	18,262	(35,201)	—	—	—	—	—	(9,853)	—	(9,853)
Change in redemption value of noncontrolling interests	—	(433,710)	—	—	—	—	433,710	—	—	433,710
Accumulated other comprehensive loss	—	(911)	—	—	—	—	—	—	(273)	(273)
Balance at March 31, 2020	$573,861	$231,178	74,929	$7	250,000	$25	$473,502	$(402,486)	$(539)	$70,509

(1)
Certain redemption features embedded within the Preferred Unit purchase agreement require bifurcation and measurement at fair value. For further detail, refer to Note 10—Series A Cumulative Redeemable Preferred Units.

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These consolidated financial statements have been prepared by Altus Midstream Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited financial statements, with the exception of recently adopted accounting pronouncements discussed below. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with Altus Midstream Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (Form 10-K), which contains a summary of the Company’s significant accounting policies and other disclosures. Capitalized terms used but not defined herein shall have the meaning ascribed to such terms in the Form 10-K.
Unless the context otherwise requires, the “Company,” “ALTM” and “Altus” refers to Altus Midstream Company and its consolidated subsidiaries. “Altus Midstream” refers to Altus Midstream LP and its consolidated subsidiaries.
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
On August 3, 2018, Altus Midstream LP was formed in Delaware as a limited partnership and wholly-owned subsidiary of KAAC. On August 8, 2018, KAAC and Altus Midstream LP entered into a contribution agreement (the Contribution Agreement) with certain wholly-owned subsidiaries of Apache Corporation (Apache), including the Altus Midstream Entities. The Altus Midstream Entities comprise four Delaware limited partnerships (collectively, Altus Midstream Operating) and their general partner (Altus Midstream Subsidiary GP LLC, a Delaware limited liability company), formed by Apache between May 2016 and January 2017 for the purpose of acquiring, developing, and operating midstream oil and gas assets in the Alpine High resource play and surrounding areas (Alpine High).
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
Ownership of Altus Midstream LP
Following the Closing Date and in connection with the completion of the Business Combination, Altus Midstream Company’s wholly-owned subsidiary, Altus Midstream GP LLC, a Delaware limited liability company (Altus Midstream GP), is the sole general partner of Altus Midstream LP. Altus Midstream Company operates its business through Altus Midstream LP and its subsidiaries, which include Altus Midstream Operating (collectively Altus Midstream). Altus Midstream Company held approximately 23.1 percent of the outstanding Common Units, and a controlling interest in Altus Midstream, while Apache held the remaining 76.9 percent. Altus Midstream Company’s Class A $0.0001 par value (Class A Common Stock), continued trading on the Nasdaq under the new symbol “ALTM.”

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
Altus Midstream Company has no independent operations or material assets other than its partnership interests in Altus Midstream, which constitutes all of its business. Additionally, Altus Midstream Company’s balance sheet reflects the presentation of noncontrolling interest ownership attributable to the limited partner interests in Altus Midstream held by Apache and the Series A Cumulative Redeemable Preferred Units holders (the Preferred Units). Refer to Note 9—Equity and Note 10—Series A Cumulative Redeemable Preferred Units for further information.
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
Redeemable Noncontrolling Interest — Apache Limited Partner
Altus Midstream Company’s redeemable noncontrolling interest presented in the consolidated financial statements consists of Common Units representing limited partner interests in Altus Midstream held by Apache. Pursuant to certain provisions of the partnership agreement of Altus Midstream (as amended in connection with the Business Combination, and subsequent issuance of Preferred Units, the Amended LPA), the limited partner interests held by Apache are equal to the number of shares of the Company’s Class C common stock, $0.0001 par value (Class C Common Stock) held by Apache.
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
See discussion and additional detail further discussed in Note 9—Equity.
Redeemable Noncontrolling Interest — Preferred Unit Limited Partners
On June 12, 2019, Altus Midstream issued and sold Series A Cumulative Redeemable Preferred Units (the Preferred Units) in a private offering, and the purchasers of the Preferred Units were admitted as limited partners of Altus Midstream. The Preferred Units will be exchangeable for shares of the Company’s Class A Common Stock at the option of the Preferred Unit holders after the seventh anniversary of Closing or upon the occurrence of specified events, unless otherwise redeemed by Altus Midstream.

The Preferred Units are accounted for on the Company’s consolidated balance sheets as a redeemable noncontrolling interest classified as temporary equity based on the terms of the Preferred Units. Certain redemption features embedded within the terms of the Preferred Units require bifurcation and measurement at fair value and are accounted for on the Company’s consolidated balance sheet as a long-term liability embedded derivative.
See discussion and additional detail further discussed in Note 10—Series A Cumulative Redeemable Preferred Units.
Equity Method Interests
The Company follows the equity method of accounting when it does not exercise control over its equity interests, but can exercise significant influence over the operating and financial policies of the entity. Under this method, the equity interests are carried originally at acquisition cost, increased by Altus’ proportionate share of the equity interest’s net income and contributions made by Altus, and decreased by Altus’ proportionate share of the equity interest’s net losses and distributions received by Altus. Please refer to Note 8—Equity Method Interests, for further details of the Company’s equity method interests.
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
Embedded features identified within the Company’s agreements are bifurcated and measured at fair value at the end of each period on the Company’s consolidated balance sheet. Such recurring fair value measurements are presented in further detail in Note 13—Fair Value Measurements. The Company also uses fair value measurements on a nonrecurring basis when certain qualitative assessments of its assets indicate a potential impairment.
Accounts Receivable From/Payable To Apache
The accounts receivable from or payable to Apache represent the net result of Altus Midstream’s monthly revenue, capital and operating expenditures, and other miscellaneous transactions to be settled with Apache as provided under the Construction, Operations, and Maintenance Agreement (COMA) between the two entities. Generally, cash in this amount will be transferred to or from Apache in the month after the Company’s transactions are processed and the net results of operations are determined. However, from time to time, the Company may estimate and transfer the cash settlement amount in the month the transactions are processed, in order to minimize related-party working capital balances. See discussion and additional detail in Note 2—Transactions with Affiliates.
Change in Accounting Policy
Historically, the Company reported income and loss from equity method interests on a one-month reporting lag. Effective October 1, 2019, the Company had eliminated this one-month reporting lag. In accordance with ASC 810-10-45-13, “A Change in the Fiscal Year-End Lag Between Subsidiary and Parent” (ASC 810),the elimination of this previously existing reporting lag is considered a voluntary change in accounting principle in accordance with ASC 250-10-50, “Change in Accounting Principle.” The Company believes that this change in accounting principle is preferable as it provides the Company with the ability to present the results of its equity method interests for the same period as all other consolidated results of the Company, which improves overall financial reporting to investors by providing the most current information available. The Company has not retrospectively applied the change in accounting principle since its impact to the consolidated balance sheet and related statements of operations and cash flows was immaterial for all periods. For more information on equity method interests owned by the Company, please refer to Note 8—Equity Method Interests.
Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments-Credit Losses.” The standard changes the impairment model for trade receivables, held-to-maturity debt securities, net investments in leases, loans, and other financial assets measured at amortized cost. This ASU requires the use of a new forward-looking “expected loss” model compared to the current “incurred loss” model; resulting in accelerated recognition of credit losses. The Company has adopted this standard in the first quarter of 2020 with no material impact on its financial statements.
In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This pronouncement is part of the Simplification Initiative and simplifies the accounting for income taxes by removing certain exceptions to the general principles of ASC Topic 740 “Income Taxes.” In addition, the amendment improves consistent application of and simplifies GAAP for other areas of ASC Topic 740 by clarifying and amending existing guidance. This update is effective for the Company beginning in the first quarter of 2021, with early adoption permitted. The Company early adopted this standard in the first quarter of 2020 with no material impact on its financial statements.
2.    TRANSACTIONS WITH AFFILIATES
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
Revenues generated under these agreements are presented on the Company’s statement of consolidated operations as “Midstream services revenue — affiliate.” Revenues earned that have not yet been invoiced to Apache are presented on the Company’s consolidated balance sheet as “Revenue receivables.” Refer to Note 3—Revenue Recognition for further discussion.
Cost and Expenses
The Company has no employees, and prior to the Business Combination, the Company had no banking or cash management facilities. As such, the Company has contracted with Apache to receive certain operational, maintenance, and management services. In accordance with the terms of these agreements, the Company incurred operations and maintenance expenses of $1.4 million and $2.9 million for the three months ended March 31, 2020 and 2019, respectively. The Company incurred general and administrative (G&A) expenses of $2.0 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively, including expenses related to the operational services agreement and the COMA as further described below. Further information on the related-party operating lease agreement in place during the period is also provided below.
Construction, Operations and Maintenance Agreement
At the closing of the Business Combination, the Company entered into the COMA with Apache. Under the terms of the COMA, Apache provides certain services related to the design, development, construction, operation, management and maintenance of certain gathering, processing and other midstream assets, on behalf of the Company. In return, the Company paid or will pay fees to Apache of (i) $3.0 million for the period beginning on the execution of the COMA at the closing of the Business Combination through December 31, 2019, (ii) $5.0 million for the period of January 1, 2020 through December 31, 2020, (iii) $7.0 million for the period of January 1, 2021 through December 31, 2021 and (iv) $9.0 million annually thereafter, adjusted based on actual internal overhead and general and administrative costs incurred, until terminated. The annual fee was negotiated as part of the Business Combination to reimburse Apache for indirect costs of performing administrative corporate functions for the Company, including services for information technology, risk management, corporate planning, accounting, cash management, and others.
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
Lease Agreement
Concurrent with the closing of the Business Combination, Altus Midstream entered into an operating lease agreement with Apache (the Lease Agreement) relating to the use of certain office buildings, warehouse and storage facilities located in Reeves County, Texas. Under the terms of the Lease Agreement, Altus Midstream shall pay to Apache on a monthly basis the sum of (i) a base rental charge of $44,500 and (ii) an amount based on Apache’s estimate of the annual costs it expects to incur in connection with the ownership, operation, repair, and/or maintenance of the facilities. The Company incurred total expenses of $0.3 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively, in relation to the Lease Agreement, which are included within operations and maintenance expenses. Unpaid amounts accrue interest until settled. The initial term of the Lease Agreement is for four years and may be extended by Altus Midstream for three additional, consecutive periods of twenty-four months.
3.    REVENUE RECOGNITION
Revenue Recognition
The following table presents a disaggregation of the Company’s midstream services revenue by service type.

	Three Months Ended March 31,
	2020	2019

	(In thousands)
MIDSTREAM SERVICES REVENUE — AFFILIATE:
Gas gathering and compression	$5,720	$3,613
Gas processing	29,896	25,286
Transmission	4,175	4,853
NGL transmission	826	95
Other	150	—
	$40,767	$33,847

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
As part of these agreements, substantially all of Apache’s natural gas production from its existing and future owned or controlled properties within the dedicated area is provided to the Company, so long as Apache has the right to market such product. There are no provisions for minimum volume commitments under the existing agreements, and the Company does not own or take title to the volumes it services under these agreements. Altus Midstream, in return for its performance, receives a fee per unit of natural gas or natural gas liquid received during a given month. The service fee charged per unit is set forth for each contract year, subject to yearly fee escalation recalculations.

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
Payment under the midstream service agreements are due the month immediately following the month of service. Amounts settled with Apache each month are based on the net amount owed to Altus Midstream or owed to Apache. Revenue receivables from the Company’s contracts with Apache totaled $11.7 million and $15.5 million as of March 31, 2020 and December 31, 2019, respectively, as presented on the Company’s consolidated balance sheet.
In accordance with the provisions of ASC Topic 606, “Revenue from Contracts with Customers,”a variable transaction price for each short-term sale is allocated to each performance obligation as the terms of payment relate specifically to the Company’s efforts to satisfy its obligations. As such, the Company has elected the practical expedients available under the standard to not disclose the aggregate transaction price allocated to unsatisfied, or partially unsatisfied, performance obligations as of the end of the reporting period.
4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at carrying value, is as follows:

	March 31,	December 31,
	2020	2019

	(In thousands)
Gathering, processing and transmission systems and facilities	$205,629	$198,133
Construction in progress (1)	3,327	5,443
Other property and equipment	3,984	3,694
Total property, plant and equipment	212,940	207,270
Less: accumulated depreciation and amortization	(4,417)	(1,468)
Total property, plant and equipment, net	$208,523	$205,802

(1)
Included in the Company’s construction in progress was capitalized interest of $0.6 million at December 31, 2019. There was no capitalized interest included in the Company’s construction in progress as of March 31, 2020.

The cost of property classified as “Construction in progress” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet available to be placed into productive service as of the respective balance sheet date.
The Company’s costs incurred for capital spending on its gathering, processing, and transmissions system and facilities were approximately $7.1 million in the first quarter of 2020. During the first quarter of 2020, the Company also exercised its option to purchase power generators previously being leased on a one-year term that expired in January 2020.
Property, plant, and equipment are evaluated for potential impairment when events or changes in circumstances indicate a possible significant deterioration in future cash flows expected to be generated by an asset group. In conjunction with Apache’s decision in the fourth quarter of 2019 to materially reduce funding to Alpine High, Altus management assessed its long-lived infrastructure assets for impairment given the expected reduction to future throughput volumes. As a result of this assessment, Altus recorded impairments totaling $1.3 billion on its gathering, processing, and transmission assets in the fourth quarter of 2019. The fair values of the impaired assets were determined to be $203.6 million as of the time of the impairment and were estimated using the income approach. Altus has classified these nonrecurring fair value measurements as Level 3 in the fair value hierarchy. No impairments were recorded for the three months ended March 31, 2020 and 2019.

The Company also elected to cancel construction on a compressor station in the third quarter of 2019, and as a result certain of its components were marketed for sale. Accordingly, Altus management reclassified these assets to current assets held for sale, and they were measured at fair value less costs to sell. The Company recorded an impairment of $9.3 million on these assets, which were written down to their fair value of $18.2 million. The fair value of the assets was determined using the market approach based on estimated sales proceeds, classified as Level 1 inputs in the fair value hierarchy. These assets were sold during the fourth quarter of 2019, and $13.3 million of cash proceeds have been received as of December 31, 2019. The Company received the remaining cash proceeds in the first quarter of 2020.
5.    DEBT AND FINANCING COSTS
In November 2018, Altus Midstream entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream’s two, one year extension options). The agreement for this revolving credit facility, as amended (the Amended Credit Agreement), provides aggregate commitments from a syndicate of banks of $800.0 million. The aggregate commitments include a letter of credit subfacility of up to $100.0 million and a swingline loan subfacility of up to $100.0 million. Altus Midstream may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of March 31, 2020 and December 31, 2019, total outstanding borrowings were $468.0 million and $396.0 million, respectively, and no letters of credit were outstanding under this facility.
Altus Midstream’s revolving credit facility is unsecured and is not guaranteed by the Company, Apache, or any of their respective subsidiaries.
At Altus Midstream’s option, the interest rate per annum for borrowings under this facility is either a base rate, as defined, plus a margin, or the London Interbank Offered Rate (LIBOR), plus a margin. Altus Midstream also pays quarterly a facility fee at a rate per annum on total commitments. The margins and the facility fee vary based upon (i) the Leverage Ratio until Altus Midstream has a senior long-term debt rating and (ii) such senior long-term debt rating once it exists. The Leverage Ratio is the ratio of (1) the consolidated indebtedness of Altus Midstream and its restricted subsidiaries to (2) EBITDA (as defined in the Amended Credit Agreement) of Altus Midstream and its restricted subsidiaries for the 12-month period ending immediately before the determination date. At March 31, 2020, the base rate margin was 0.15 percent, the LIBOR margin was 1.15 percent, and the facility fee was 0.225 percent. In addition, a commission is payable quarterly to the lenders on the face amount of each outstanding letter of credit at a per annum rate equal to the LIBOR margin then in effect. Customary letter of credit fronting fees and other charges are payable to issuing banks.
The Amended Credit Agreement contains restrictive covenants that may limit the ability of Altus Midstream and its restricted subsidiaries to, among other things, incur additional indebtedness or guaranty indebtedness, sell assets, make investments in unrestricted subsidiaries, enter into mergers, make certain payments and distributions, incur liens on certain property securing indebtedness, and engage in certain other transactions without the prior consent of the lenders. Altus Midstream also is subject to a financial covenant under the Amended Credit Agreement, which requires it to maintain a Leverage Ratio not exceeding 5.00:1.00 at the end of any fiscal quarter, starting with the quarter ended December 31, 2019 except that during the period of up to one year following a qualified acquisition, the Leverage Ratio cannot exceed 5.50:1.00 at the end of any fiscal quarter. Unless the Leverage Ratio is less than or equal to 4.00:1.00, the Amended Credit Agreement limits distributions in respect of Altus Midstream LP’s capital to $30 million per calendar year until either (i) the consolidated net income of Altus Midstream LP and its restricted subsidiaries, as adjusted pursuant to the Amended Credit Agreement, for three consecutive calendar months equals or exceeds $350.0 million on an annualized basis or (ii) Altus Midstream LP has a specified senior long-term debt rating; in addition, before the occurrence of one of those events, the Leverage Ratio must be less than or equal to 5.00:1.00. In no event can any distribution be made that would, after giving effect to it on a pro forma basis, result in a Leverage Ratio greater than (i) 5.00:1.00 or (ii) for a specified period after a qualifying acquisition, 5.50:1.00. The Leverage Ratio as of March 31, 2020 was less than 4.00:1.00.
The terms of Altus Midstream’s Preferred Units also contain certain restrictions on distributions on Altus Midstream LP’s Common Units, including the Common Units held by the Company, and any other units that rank junior to the Preferred Units with respect to distributions or distributions upon liquidation. Refer to Note 10—Series A Cumulative Redeemable Preferred Units for further information. In addition, the amount of any cash distributions to Altus Midstream LP by any entity in which it has an interest accounted for by the equity method is subject to such entity’s compliance with the terms of any debt or other agreements by which it may be bound, which in turn may impact the amount of funds available for distribution by Altus Midstream LP to its partners.
There are no clauses in the Amended Credit Agreement that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes. The Amended Credit Agreement has no drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreement allows the lenders to accelerate payment maturity and terminate lending and issuance commitments for nonpayment and other breaches, and if Altus Midstream or any of its restricted subsidiaries defaults on other indebtedness in excess of the stated threshold, is insolvent, or has any unpaid, non-appealable judgment against it for payment of money in excess of the stated threshold. Lenders may also accelerate payment maturity and terminate lending and issuance commitments if Altus Midstream undergoes a specified change in control or has specified pension plan liabilities in excess of the stated threshold. Altus Midstream was in compliance with the terms of the Amended Credit Agreement as of March 31, 2020.
As of March 31, 2020 and December 31, 2019, the Company had debt outstanding totaling $468.0 million and $405.8 million, respectively. At December 31, 2019, $9.8 million of debt outstanding was related to a finance lease obligation for which the term ended in the first quarter of 2020.
Interest Income and Financing Costs, Net of Capitalized Interest
The following table presents the components of Altus Midstream’s interest income and financing costs, net of capitalized interest:

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Interest income	$7	$2,161
Interest income	$7	$2,161

Interest expense	$3,358	$709
Amortization of deferred facility fees	273	193
Capitalized interest	(3,358)	(394)
Financing costs, net of capitalized interest	$273	$508

6.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019

	(In thousands)
Accrued capital costs	$4,817	$17,035
Accrued taxes other than income	3,733	689
Accrued operations and maintenance expense	1,380	1,520
Accrued professional and consulting fees	1,288	158
Accrued incentive compensation	376	1,425
Accrued finance lease liability	—	1,989
Other	1,134	1,109
Total other current liabilities	$12,728	$23,925

7.    COMMITMENTS AND CONTINGENCIES

Accruals for loss contingencies arising from claims, assessments, litigation, environmental, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. As of March 31, 2020 and December 31, 2019, there were no accruals for loss contingencies.
Litigation
The Company is subject to governmental and regulatory controls arising in the ordinary course of business. It is the opinion of management that any existing litigation or claims involving the Company are not likely to have a material adverse effect on the Company’s reported position or results of operations.
Environmental Matters
As an owner of the infrastructure assets and with rights to surface lands, the Company is subject to various local and federal laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations and subject the Company to liability for pollution damages. In some instances, Altus Midstream may be directed to suspend or cease operations. The Company maintains insurance coverage, which management believes is customary in the industry, although insurance does not fully cover against all environmental risks. Additionally, there can be no assurance that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered. The Company is not aware of any environmental claims existing as of March 31, 2020, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity.
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

In the second quarter of 2019, Altus Midstream issued and sold the Preferred Units. Under the terms of the Amended LPA, the Preferred Unit holders are entitled to receive quarterly distributions until such time as the Preferred Units are redeemed or exchanged. Refer to Note 10—Series A Cumulative Redeemable Preferred Units for further discussion regarding the terms of the Preferred Units and the rights of the holders thereof.

Additionally, the Company is required to fund its pro-rata portion of any future capital expenditures for the development of the pipeline projects as referenced in Note 8—Equity Method Interests.
At March 31, 2020 and December 31, 2019, there were no other material contractual obligations related to the entities included in the consolidated financial statements other than the performance of asset retirement obligations and required credit facility fees discussed in Note 5—Debt and Financing Costs.

8.    EQUITY METHOD INTERESTS
As of March 31, 2020, the Company owned the following equity method interests in Permian Basin long-haul pipeline entities. For each of the equity method interests, the Company has the ability to exercise significant influence based on certain governance provisions and its participation in the significant activities and decisions that impact the management and economic performance of the equity method interests. The table below presents the ownership percentage held by the Company for each entity:

		March 31, 2020	December 31, 2019
	Ownership	Amount	Amount

		(In thousands)
Gulf Coast Express Pipeline LLC	16.0%	$289,541	$291,628
EPIC Crude Holdings, LP	15.0%	175,549	163,199
Permian Highway Pipeline LLC	26.7%	380,800	310,421
Breviloba, LLC	33.0%	490,920	492,800
		$1,336,810	$1,258,048

As of March 31, 2020 and December 31, 2019, unamortized basis differences included in the equity method interest balances were $32.8 million and $29.7 million, respectively. These amounts represent differences in the Company’s contributions to date and Altus’ underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized basis differences will be amortized into net income over the useful lives of the underlying pipeline assets when they are placed into service.
The following table presents the activity in the Company’s equity method interests for the three months ended March 31, 2020:

	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC
					Total

	(In thousands)
Balance at December 31, 2019	$291,628	$163,199	$310,421	$492,800	$1,258,048
Contributions	919	15,000	66,908	—	82,827
Distributions	(13,462)	—	—	(9,075)	(22,537)
Capitalized interest(1)	—	—	3,358	—	3,358
Equity income (loss), net(2)	10,456	(1,466)	113	7,195	16,298
Accumulated other comprehensive loss	—	(1,184)	—	—	(1,184)
Balance at March 31, 2020	$289,541	$175,549	$380,800	$490,920	$1,336,810

(1)
Altus’ proportionate share of the Permian Highway Pipeline (PHP) construction costs is funded with the revolving credit facility. Accordingly, Altus capitalized $3.4 million of related interest expense during the three months ended March 31, 2020, which is included in the basis of the PHP equity interest.

(2)	As of March 31, 2020, the amount of consolidated retained earnings, net of amortized basis differences, which represents undistributed earnings was $1.6 million from Breviloba, LLC..

Summarized Financial Information
The following table represents aggregated selected income statement data for the Company’s equity method interests (on a 100 percent basis):

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019(1)
	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC

	(In thousands)
Revenues	$92,205	$40,759	$—	$42,818	$1,643	$—	$—	$10,378
Operating expenses	26,499	46,430	23	17,229	(395)	3,181	10	5,159
Operating income (loss)	65,706	(5,671)	(23)	25,589	2,038	(3,181)	(10)	5,219
Net income (loss)	65,658	(10,944)	425	22,184	2,707	(7,601)	(10)	5,219
Other comprehensive loss	—	(7,887)	—	—	—	—	—

(1)
Although the Company’s interests in EPIC Crude Holdings, LP, Permian Highway Pipeline LLC, and Breviloba, LLC were acquired in March, May, and July of 2019, respectively, the financial results are presented for the three months ended March 31, 2019 for comparability.

9. EQUITY
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
Apache’s limited partner interest associated with the Common Units issued with the Class C Common Stock is reflected as a redeemable noncontrolling interest in the Company. The redeemable noncontrolling interest is recognized at the higher of (i) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (ii) the maximum redemption value as of the balance sheet date. The redemption value is determined based on a 5-day volume weighted average closing price of the Class A Common Stock (5-day VWAP) as defined in the Amended LPA, a Level 1 non-recurring fair value measurement. At March 31, 2020, the redeemable noncontrolling interest was recorded based on the initial fair value plus accumulated earnings and losses to date of $231.2 million. The maximum redemption value at March 31, 2020 based on the 5-day VWAP was $182 million. At December 31, 2019, the redeemable noncontrolling interest was recorded at the maximum redemption value based on the 5-day VWAP of $701.0 million.
For further discussion of Apache’s right to receive additional shares of Class A Common Stock, and other outstanding equity instruments that may impact ownership interests and the limited partner interests of Altus Midstream in future periods, see Note 12—Net Income (Loss) Per Share.
Redeemable Noncontrolling Interest — Preferred Unit Limited Partners
On June 12, 2019, Altus Midstream issued and sold the Preferred Units in a private offering, and the purchasers of the Preferred Units were admitted as limited partners of Altus Midstream. The Preferred Units will be exchangeable for shares of the Company’s Class A Common Stock at the option of the Preferred Unit holders after the seventh anniversary of Closing (as defined below) or upon the occurrence of specified events, unless otherwise redeemed by Altus Midstream. Refer to Note 10—Series A Cumulative Redeemable Preferred Units for further discussion.

10.    SERIES A CUMULATIVE REDEEMABLE PREFERRED UNITS
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
Certain redemption features embedded within the terms of the Preferred Units require bifurcation and measurement at fair value. As such, the net transaction price shown in the table above was allocated to the preferred redeemable noncontrolling interest and the embedded features according to the associated initial fair value measurements as follows:

June 12, 2019
(In thousands)
Redeemable noncontrolling interest - Preferred Units	$516,790
Long-term liability: Embedded derivative(1)	94,459
$611,249

(1)	See Note 13—Fair Value Measurements for further discussion on the nature and recognition of the embedded derivative.
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

Activity related to the Preferred Units during the three months ended March 31, 2020 is as follows:

	Three Months Ended March 31, 2020
	Units Outstanding	Financial Position(3)
	(In thousands, except for unit data)
Redeemable noncontrolling interest — Preferred Units: at December 31, 2019	638,163	$555,599
Distribution of in-kind additional Preferred Units(1)	11,168	—
Allocation of Altus Midstream net income	N/A	18,262
Redeemable noncontrolling interest — Preferred Units: at March 31, 2020	649,331	$573,861
Embedded derivative liability(2)		164,913
		$738,774

(1)
Subsequent to the balance sheet date, Altus Midstream provided notice to the Preferred Unit holders of record at March 31, 2020 of the amount of the distribution on the Preferred Units for the quarter ended March 31, 2020. The holders also were notified that Altus Midstream elected to pay the entire amount of the approximate $11.4 million distribution in-kind in additional Preferred Units (PIK Units) on May 15, 2020. In total, 11,363 PIK Units will be issued in satisfaction of the required distribution.

(2)	See Note 13—Fair Value Measurements for discussion of the fair value changes in the embedded derivative liability during the period.

(3)	As of March 31, 2020, the aggregate Redemption Price was $682.1 million, based on an internal rate of return of 11.5 percent.
N/A - not applicable.

11. INCOME TAXES
Altus Midstream Company is subject to U.S. federal income tax and the Texas margin tax. Altus Midstream LP is a partnership for federal income tax purposes and passes through its taxable income to its partners, Altus Midstream Company, Apache Corporation, and the Preferred Unit Holders. Thus, Altus Midstream LP does not record a federal income tax provision. Altus Midstream LP is subject to the Texas margin tax and as such, records a state income tax provision.
On March 27, 2020, the President signed into law the Coronavirus Aid, Relief and Economic Security Act (CARES Act) in response to the COVID-19 pandemic. Under the CARES Act, 100 percent of net operating losses arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five preceding tax years of such loss. In the first quarter of 2020, the Company recorded a current income tax benefit of $0.7 million associated with a net operating loss carryback claim.
During the first quarter of 2020, the Company’s effective income tax rate was primarily impacted by the net operating loss carryback claim under the CARES Act and an increase in valuation allowance. During the first quarter of 2019, the Company’s effective income tax rate was primarily impacted by income attributable to the noncontrolling interest and the impact of state income taxes.
In the first quarter of 2020, the Company early adopted ASU 2019-12, “Simplifying the Accounting for Income Taxes.” The Company’s early adoption of ASU 2019-12 during the quarter ended March 31, 2020 using the prospective transition approach did not result in a material impact on the consolidated financial statements.

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
12.    NET INCOME (LOSS) PER SHARE
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
The Company uses the “if-converted method” to determine the potential dilutive effect of (i) exchanges of outstanding Common Units of Altus Midstream and corresponding shares of its outstanding Class C Common Stock (ii) earn-out consideration, and (iii) assumed exchange of the outstanding Preferred Units of Altus Midstream for shares of Class A Common Stock. The treasury stock method is used to determine the potential dilutive effect of its outstanding warrants.
The computation of basic and diluted net income (loss) per share for the periods presented in the consolidated financial statements is shown in the table below.

	Three Months Ended March 31,
	2020			2019
	Loss	Shares	Per Share	Income	Shares	Per Share

	(In thousands, except per share data)
Basic:
Net income (loss) attributable to Class A common shareholders	$(9,853)	74,929	$(0.13)	$1,100	74,929	$0.01
Effective of dilutive securities:
Redeemable noncontrolling interest — Apache limited partner	$(35,201)	250,000		$3,525	250,000
Diluted:
Net income (loss) attributable to Class A common shareholders	$(45,054)	324,929	$(0.14)	$4,625	324,929	$0.01

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
Further discussion of the Preferred Units and associated embedded features can be found in Note 10—Series A Cumulative Redeemable Preferred Units and Note 13—Fair Value Measurements, respectively. Earn-out consideration granting Apache the right to receive up to 37,500,000 shares of Class A Common Stock is not included in the earnings per share calculation above, as the conditions for issuance were not satisfied as of the quarter ended March 31, 2020.
13. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of: cash and cash equivalents; revenue receivables; accounts receivable from/payable to Apache; and an embedded derivative liability related to the issuance of Preferred Units (as further described above). This embedded derivative liability is recorded on the Company’s consolidated balance sheet at fair value. The carrying amount of Altus Midstream’s revolving credit facility approximates fair value because the interest rate is variable and reflective of market rates. The carrying amounts reported on the consolidated balance sheet for the Company’s remaining financial assets and liabilities approximate fair value due to their short-term nature. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the quarter ended March 31, 2020 or year ended December 31, 2019.
The Company bifurcated and recognized the embedded derivative associated with the Preferred Units related to the exchange option provided to the Preferred Unit holders under the terms of the Amended LPA. The valuation of the embedded derivative (using an income approach) was based on a range of factors including: expected future interest rates using the Black-Karasinski model, the Company’s imputed interest rate, the timing of periodic cash distributions and dividend yields of the Preferred Units. The embedded derivative liability had an initial fair value of $94.5 million at Closing. During the three months ended March 31, 2020, the Company recorded an unrealized loss related to this derivative liability totaling $62.0 million, which is recorded in “Unrealized derivative instrument loss” in the statement of consolidated operations. Increases or decreases in interest rates assumptions would result in a higher or lower fair value measurement. Altus has classified these recurring fair value measurements as Level 3 in the fair value hierarchy.
As of the March 31, 2020 valuation date, the Company used the forward B-rated Energy Bond Yield curve to develop the following key unobservable inputs used to value this embedded derivative:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at March 31, 2020	Valuation Technique	Significant Unobservable Inputs	Range/Value

	(In thousands)
Preferred Units Embedded Derivative	$164,913	Option Model	Altus Midstream Company’s Imputed Interest Rate	19.17-26.02%
			Interest Rate Volatility	33.22%

The comparative imputed interest rate of the Company at December 31, 2019 ranged from 9.60 percent to 12.68 percent, with an interest rate volatility assumption of 21.89 percent. A one percent change in the imputed interest or interest rate volatility assumptions would not significantly change the value of the embedded derivative as of March 31, 2020.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with the Company’s consolidated financial statements and accompanying notes included under Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, as well as the Company’s consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (Form 10-K). Capitalized terms used but not defined herein shall have the meaning ascribed to such terms in the Form 10-K.
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
The Company has no independent operations or material assets outside its ownership interest in Altus Midstream, which is reported on a consolidated basis. As of March 31, 2020, Altus Midstream’s assets included approximately 182 miles of in-service natural gas gathering pipelines, approximately 46 miles of residue gas pipelines with four market connections, and approximately 38 miles of NGL pipelines. Three cryogenic processing trains, each with nameplate capacity of 200 MMcf/d, were placed into service during 2019. Other assets include an NGL truck loading terminal with six Lease Automatic Custody Transfer units and eight NGL bullet tanks with 90,000 gallon capacity per tank. The Company’s existing gathering, processing, and transmission infrastructure is expected to provide capacity levels capable of fulfilling its midstream contracts to service Apache’s production from Alpine High and potential third-party customers.
As of March 31, 2020, the Company owns the following Equity Method Interest Pipelines:

•	A 16 percent equity interest in the Gulf Coast Express Pipeline Project (GCX), which is owned and operated by Kinder Morgan Texas Pipeline, LLC (Kinder Morgan).

•	A 15 percent equity interest in the EPIC crude oil pipeline (EPIC), which is owned by EPIC Pipeline LP and operated by EPIC Consolidated Operations, LLC.

•	An approximate 26.7 percent equity interest in the Permian Highway Pipeline (PHP), which is also owned and operated by Kinder Morgan.

•	A 33 percent equity interest in the Shin Oak NGL Pipeline (Shin Oak), which is owned by Breviloba, LLC, and operated by Enterprise Products Operating LLC.
The global economy and the energy industry have been deeply impacted by the effects of the coronavirus disease 2019 (COVID-19) pandemic and related governmental action. Uncertainty in the oil markets were amplified late in the quarter as the negative demand implications of the rapidly spreading COVID-19 pandemic became more apparent and the Organization of the Petroleum Exporting Countries (OPEC) and its additional partner countries failed to reach consensus on a supply response. The impacts to oil supply and demand resulted in historic oil price declines.
Altus management continues to monitor natural gas throughput volumes from Apache and capacity utilization of its equity method interests. The Company remains focused on increasing third-party processing opportunities in addition to Alpine High; however, the current market situation has slowed the pace of this activity. Altus has no upcoming debt maturities and the credit facility revolver extends through November of 2023 to provide liquidity to meet foreseeable investment needs. Additionally, the Company expects to be cash flow positive upon the start-up of PHP in early 2021, at which point future capital requirements are expected to be minimal.
The current crisis, however, is still evolving and may become more severe and complex. The COVID-19 pandemic may also materially adversely affect Altus’ results in a manner that is either not currently known or that the Company does not currently consider to be a significant risk to its business. For additional information about the business risks relating to the COVID-19 pandemic, please refer to Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q.

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
Additionally, other producers are also developing oil and gas plays in surrounding areas that may provide opportunities to enter into third-party processing and gathering agreements. Producers’ willingness to engage in new drilling is determined by a number of factors, all of which are affected by the COVID-19 pandemic, the most important of which are the prevailing and projected prices of oil, natural gas, and NGLs, the cost to drill and operate a well, the availability and cost of capital, and environmental and government regulations. Company management believes that its midstream assets are positioned in one of the most active regions for oil and gas exploration and development activities in the United States (U.S.), and the Company is actively pursuing new supplies of natural gas and processing arrangements with third parties to increase throughput volumes in its systems.
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

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Reconciliation of net income (loss) including noncontrolling interests
Net income (loss) including noncontrolling interests	$(26,792)	$5,728
Add:
Financing costs, net of capitalized interest	273	508
Income tax expense	—	426
Depreciation and accretion	3,914	7,651
Unrealized derivative instrument loss	61,984	—
Equity method interests Adjusted EBITDA	23,686	227
Loss on sale of assets	188	—
Other	290	—
Less:
Interest income	7	2,161
Income from equity method interests, net	16,298	270
Income tax benefit	696	—
Adjusted EBITDA	$46,542	$12,109

Results of Operations

The following table presents the Company’s results of operations for the periods presented:

	Three Months Ended March 31,
	2020	2019

	(In thousands)
REVENUES:
Midstream services — affiliate	$40,767	$33,847
Total revenues	40,767	33,847
COSTS AND EXPENSES:
Operations and maintenance	10,591	16,399
General and administrative	4,178	2,991
Depreciation and accretion	3,914	7,651
Taxes other than income	3,443	2,575
Total costs and expenses	22,126	29,616
OPERATING INCOME	18,641	4,231
OTHER INCOME (LOSS):
Unrealized derivative instrument loss	(61,984)	—
Interest income	7	2,161
Income from equity method interests, net	16,298	270
Other	(177)	—
Total other income (loss)	(45,856)	2,431
Financing costs, net of capitalized interest	273	508
NET INCOME (LOSS) BEFORE INCOME TAXES	(27,488)	6,154
Current income tax benefit	(696)	—
Deferred income tax expense	—	426
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	(26,792)	5,728
Net income attributable to Preferred Unit limited partners	18,262	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	(45,054)	5,728
Net income (loss) attributable to Apache limited partner	(35,201)	4,628
NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS	$(9,853)	$1,100
KEY PERFORMANCE METRICS:
Adjusted EBITDA(1)	$46,542	$12,109
OPERATING DATA:
Average throughput volumes of natural gas (MMcf/d)	577	564
Average volumes of natural gas processed (MMcf/d)	572	564

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

Since the Company commenced operations in the second quarter of 2017, its only significant customer has been Apache. Altus Midstream is pursuing similar long-term commercial service contracts with third-parties that could be accommodated by existing capacity. Altus’ midstream service agreements with Apache contain no minimum volume commitments and as such, future results of operations may be materially impacted by Apache’s production volumes from Alpine High and Altus’ ability to contract third-party business. Refer to Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and Part I, Item 3—Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q, for further discussion.

Midstream Revenues
The following table summarizes the Company’s revenues for the periods presented:

	Three Months Ended March 31,
	2020	2019

	(In thousands)
REVENUES:
Midstream services — affiliate	$40,767	$33,847
Total revenues	$40,767	$33,847
Substantially all revenues were generated from fee-based midstream services provided under the terms of separate commercial midstream service agreements with Apache for the gas gathering, processing, and transmission of volumes from the dedicated area in the Alpine High field. Altus receives a per-unit fee based on the quantity of natural gas and natural gas liquid volumes that flow through its systems. During the periods presented, Altus did not own or take title to the volumes that were processed through its systems.
Three months ended March 31, 2020 as compared to three months ended March 31, 2019
Midstream services revenue from affiliate increased by $6.9 million to $40.8 million for the three months ended March 31, 2020, as compared to $33.8 million for the three months ended March 31, 2019. The increase was primarily driven by higher throughput of rich natural gas volumes due to increased capacity as a result of the three cryogenic processing trains coming on line during 2019.
Costs and Expenses
The following table summarizes the Company’s costs and expenses for the periods presented:

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Operations and maintenance	$10,591	$16,399
General and administrative	4,178	2,991
Depreciation and accretion	3,914	7,651
Taxes other than income	3,443	2,575
Total costs and expenses	$22,126	$29,616
Three months ended March 31, 2020 as compared to three months ended March 31, 2019
Operations and maintenance
Operations and maintenance expenses decreased by $5.8 million to $10.6 million for the three months ended March 31, 2020, as compared to $16.4 million for the three months ended March 31, 2019, primarily driven by increased operational efficiency as a result of transitioning from mechanical refrigeration units to the Company’s centralized Diamond cryogenic complex starting in the second quarter of 2019. The transition resulted in decreases in employee-related costs, contract labor, lower supplies expenses, and lower equipment rentals. These savings are coupled with an overall decrease in Company labor from headcount reductions.
General and administrative
G&A expense increased by $1.2 million to $4.2 million for the three months ended March 31, 2020, as compared to $3.0 million for the three months ended March 31, 2019, primarily driven by higher expenses incurred related to audit and consulting fees, higher employee-related costs charged to Altus by Apache under the terms of the COMA, severance costs, and insurance. These increases were partially offset by lower legal fees and incentive and stock compensations.

Depreciation and accretion
Depreciation and accretion expense decreased by $3.8 million to $3.9 million for the three months ended March 31, 2020, as compared to $7.7 million for the three months ended March 31, 2019. The decrease was a result of impairments recorded to the carrying value of the property, plant, and equipment at the end of 2019.
Taxes other than income
The increase in taxes other than income was driven by ad valorem taxes, which increased by $0.9 million to $3.4 million for the three months ended March 31, 2020, as compared to $2.5 million for the three months ended March 31, 2019. The $0.9 million increase represents the higher tax assessment in the current year related to completion of construction of certain assets, mainly attributable to the cryogenic plants.
Other Income (Loss) and Financing Costs, Net of Capitalized Interest
The components of other income, other loss and financing costs, net of capitalized interest are presented below:

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Unrealized derivative instrument loss	$(61,984)	$—
Interest income	7	2,161
Income from equity method interests, net	16,298	270
Other	(177)	—
Total other income (loss)	$(45,856)	$2,431

Interest expense	$3,358	$709
Amortization of deferred facility fees	273	193
Capitalized interest	(3,358)	(394)
Financing costs, net of capitalized interest	$273	$508
Unrealized derivative instrument loss
During the three months ended March 31, 2020, the Company recognized an unrealized loss of $62.0 million in relation to an embedded feature identified upon the issuance and sale of Series A Cumulative Redeemable Preferred Units (the Preferred Units) in the second quarter of 2019. The associated derivative is recorded on the consolidated balance sheet at fair value. The fair value of the embedded derivative is determined (using an income approach) by a range of factors including: expected future interest rates using the Black-Karasinski model; the Company’s imputed interest rate; the timing of periodic cash distributions and dividend yields of the Preferred Units. The value of the derivative in the first quarter of 2020 changed significantly, mainly given current macroeconomic factors associated with the COVID-19 pandemic and related governmental action. Refer to Note 13—Fair Value Measurements within Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for further discussion.
Income from equity method interests
Income from equity method interests increased by $16.0 million to $16.3 million for the three months ended March 31, 2020, as compared to $0.3 million for the three months ended March 31, 2019. The increase was primarily generated from the Company’s proportionate share of net income in the GCX and Shin Oak pipelines, in which the Company owns a 16 percent and 33 percent interest, respectively. GCX was placed into service in September of 2019, and Shin Oak was in-service when the Company exercised its option to acquire its equity interest in the pipeline during the third quarter of 2019.
Interest Income
Interest income decreased by $2.2 million compared with the first quarter of 2019, as a result of a decrease in cash and cash equivalents.

Financing costs, net of capitalized interest
Financing costs incurred, net of capitalized interest, decreased by $0.2 million to $0.3 million for the three months ended March 31, 2020, as compared to $0.5 million for the three months ended March 31, 2019. The decrease is primarily driven by the expiration of the finance lease obligation at the end of 2019, for which its interest expense was not eligible to be capitalized. The decrease in interest expense, net of capitalized interest, was slightly offset by higher amortization of fees on increased draw downs on the revolving credit facility.
Provision for Income Taxes
During the three months ended March 31, 2020, the Company recognized a current income tax benefit of $0.7 million, as compared to nil for the three months ended March 31, 2019. On March 27, 2020, the President signed into law the Coronavirus Aid, Relief and Economic Security Act (CARES Act) in response to the COVID-19 pandemic. Under the CARES Act, 100 percent of net operating losses arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five preceding tax years of such loss. In the first quarter of 2020, the Company recorded a current income tax benefit associated with a net operating loss carryback claim.
The Company recorded no deferred income tax expense during the three months ended March 31, 2020, as compared to $0.4 million for the three months ended March 31, 2019. The reduction to deferred income tax expense in the first quarter of 2020 is the result of an increase in valuation allowance against the Company’s deferred tax assets.

Key Performance Metrics
Three months ended March 31, 2020 as compared to three months ended March 31, 2019
Net loss before income taxes was $27.5 million for the three months ended March 31, 2020, a decrease of $33.6 million from a net income before income taxes of $6.2 million for the three months ended March 31, 2019. The net loss before income taxes was primarily driven by a $62.0 million increase to expense related to the fair value measurement of an embedded derivative at March 31, 2020. Adjusted EBITDA increased by $34.4 million for the three months ended March 31, 2020 compared to the prior year period, primarily due to a $23.5 million increase in the Company’s proportionate share of EBITDA generated by its equity method interests, a $6.9 million increase in midstream services revenue from affiliate coupled with a $5.8 million decrease in operations and maintenance expenses. These amounts were partially offset by a $0.9 million increase in G&A expenses net of separation costs and a $0.9 million increase in taxes other than income.

Capital Resources and Liquidity
The Company’s primary use of capital since inception has been for the initial construction of gathering and processing assets, as well as the acquisition of the Equity Method Interest Pipelines and associated subsequent construction costs. For 2020, the Company’s primary use of capital will be for equity contributions associated with its proportionate share of costs relating to the Equity Method Interest Pipelines still under construction.
During the three months ended March 31, 2020, the Company’s primary sources of cash were borrowings under the revolving credit facility, cash generated from operations, capital distributions from equity method interests, and proceeds from sale of assets. Based on Altus’ current financial plan and related assumptions, the Company believes that cash from operations, a reduced capital program for its midstream infrastructure, and distributions from equity method interests will begin to generate operating cash flows in excess of capital expenditures by the first quarter of 2021.
Given the recent crude oil price collapse on lower demand and economic activity resulting from the COVID-19 pandemic and related governmental action, the Company continues to monitor expected natural gas throughput volumes from Apache and capacity utilization of its Equity Method Interest Pipelines. Projections for 2020 and 2021 remain dynamic. Altus' results, including projections related to capital resources and liquidity, could be materially affected by the continuing COVID-19 pandemic.
Altus Midstream Capital Requirements
During the three months ended March 31, 2020 and 2019, capital spending for midstream infrastructure assets totaled $19.0 million and $164.5 million, respectively. Management believes its existing gathering, processing, and transmission infrastructure capacity is capable of fulfilling its midstream contracts to service Apache’s production from Alpine High and any potential third-party customers. As such, the Company expects capital requirements for its existing infrastructure assets during 2020 to be primarily related to maintenance of these assets.
Additionally, during the three months ended March 31, 2020 and 2019, the Company made cash contributions of $82.8 million and $118.0 million, respectively, for certain of its Equity Method Interest Pipelines as described below:

•
A 16.0 percent interest in GCX, which delivers natural gas from the Waha area in West Texas to Agua Dulce near the Texas Gulf Coast. Full commercial service began at the end of September 2019 and the total capacity of 2.0 Bcf/d is fully subscribed under long-term contracts.

•
A 15.0 percent interest in EPIC. Construction on the mainline is complete, and commissioned during the first quarter of 2020. The pipeline has initial capacity of approximately 600 MBbl/d and transports crude oil from Orla, Texas to the Port of Corpus Christi, Texas.

•
An approximate 26.7 percent interest in PHP, a long-haul pipeline under construction that is expected to have approximately 2.1 Bcf/d of natural gas transportation capacity. The pipeline will transport natural gas from the Waha area in northern Pecos County, Texas, to the Katy, Texas area, with connections to Texas Gulf Coast and other markets. PHP is anticipated to be in service in early 2021.

•	A 33.0 percent interest in Shin Oak, which is expected to have ultimate capacity of approximately 550 MBbl/d and transports NGLs primarily from the Permian Basin to Mont Belvieu, Texas.
With Shin Oak and GCX already in service, the Company anticipates that its existing capital resources will be sufficient to fund the Company’s continuing obligations, primarily related to the remaining construction of PHP.

Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented.

	For the Three Months Ended March 31,
	2020	2019

	(In thousands)
Sources of cash and cash equivalents:
Proceeds from revolving credit facility	$72,000	$—
Proceeds from sale of assets	6,096	—
Capital distributions from equity method interests	1,552	—
Net cash provided by operating activities	51,538	10,054
	$131,186	$10,054
Uses of cash and cash equivalents:
Capital expenditures(1)	$(19,096)	$(164,518)
Contributions to and acquisition of equity method interests	(82,827)	(118,033)
Finance lease payments	(11,789)	—
Deferred facility fees	(816)	—
Other	(3,340)	—
	(117,868)	(282,551)
Increase (decrease) in cash and cash equivalents	$13,318	$(272,497)

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this document, which include accruals.
Liquidity
The following table presents a summary of the Company’s key financial indicators at the dates presented:

	March 31, 2020	December 31, 2019

	(In thousands)
Cash and cash equivalents	$19,301	$5,983
Total debt	468,000	405,767
Available committed borrowing capacity	332,000	404,000
Cash and cash equivalents
As of March 31, 2020 and December 31, 2019, the Company had $19.3 million and $6.0 million, respectively, in cash and cash equivalents. The majority of the cash is invested in highly liquid, investment-grade instruments with maturities of three months or less at the time of purchase.
Debt
As of March 31, 2020 and December 31, 2019, the Company had debt outstanding totaling $468.0 million and $405.8 million, respectively. At December 31, 2019, $9.8 million of debt outstanding was related to a finance lease obligation which expired during the first quarter of 2020.
Available credit facilities
In November 2018, Altus Midstream entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream’s two, one-year extension options). The agreement for this revolving credit facility, as amended (the Amended Credit Agreement), provides aggregate commitments from a syndicate of banks of $800.0 million. The aggregate commitments include a letter of credit subfacility of up to $100.0 million and a swingline loan subfacility of up to $100.0 million. Altus Midstream may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of March 31, 2020 and December 31, 2019, total outstanding borrowings were $468.0 million and $396.0 million, respectively, and no letters of credit were outstanding under this facility.

Altus Midstream’s revolving credit facility is unsecured and is not guaranteed by the Company, Apache, or any of their respective subsidiaries.
At Altus Midstream’s option, the interest rate per annum for borrowings under this amended credit facility is either a base rate, as defined, plus a margin, or the London Interbank Offered Rate (LIBOR), plus a margin. Altus Midstream also pays quarterly a facility fee at a rate per annum on total commitments. The margins and the facility fee vary based upon (i) the Leverage Ratio until Altus Midstream has a senior long-term debt rating and (ii) such senior long-term debt rating once it exists. The Leverage Ratio is the ratio of (1) the consolidated indebtedness of Altus Midstream and its restricted subsidiaries to (2) EBITDA (as defined in the Amended Credit Agreement) of Altus Midstream and its restricted subsidiaries for the 12-month period ending immediately before the determination date. At March 31, 2020, the base rate margin was 0.15 percent, the LIBOR margin was 1.15 percent, and the facility fee was 0.225 percent. In addition a commission is payable quarterly to the lenders on the face amount of each outstanding letter of credit at a per annum rate equal to the LIBOR margin then in effect. Customary letter of credit fronting fees and other charges are payable to issuing banks.
The Amended Credit Agreement contains restrictive covenants that may limit the ability of Altus Midstream and its restricted subsidiaries to, among other things, incur additional indebtedness or guaranty indebtedness, sell assets, make investments in unrestricted subsidiaries, enter into mergers, make certain payments and distributions, incur liens on certain property securing indebtedness, and engage in certain other transactions without the prior consent of the lenders. Altus Midstream also is subject to a financial covenant under the Amended Credit Agreement, which requires it to maintain a Leverage Ratio not exceeding 5.00:1.00 at the end of any fiscal quarter, starting with the quarter ended December 31, 2019, except that during the period of up to one year following a qualified acquisition, the Leverage Ratio cannot exceed 5.50:1.00 at the end of any fiscal quarter. Unless the Leverage Ratio is less than or equal to 4.00:1.00, the Amended Credit Agreement limits distributions in respect of Altus Midstream LP’s capital to $30 million per calendar year until either (i) the consolidated net income of Altus Midstream LP and its restricted subsidiaries, as adjusted pursuant to the Amended Credit Agreement, for three consecutive calendar months equals or exceeds $350.0 million on an annualized basis or (ii) Altus Midstream LP has a specified senior long-term debt rating; in addition, before the occurrence of one of those two events, the Leverage Ratio must be less than or equal to 5.00:1.00. In no event can any distribution be made that would, after giving effect to it on a pro forma basis, result in a Leverage Ratio greater than (i) 5.00:1.00 or (ii) for a specified period after a qualifying acquisition, 5.50:1.00. The Leverage Ratio as of March 31, 2020 was less than 4.00:1.00.
The terms of Altus Midstream’s Preferred Units also contain certain restrictions on distributions on Altus Midstream LP’s Common Units, including the Common Units held by the Company, and any other units that rank junior to the Preferred Units with respect to distributions or distributions upon liquidation. Refer to Note 10—Series A Cumulative Redeemable Preferred Units in the Notes to Consolidated Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q for further information. In addition, the amount of any cash distributions to Altus Midstream LP by any entity in which it has an interest accounted for by the equity method is subject to such entity’s compliance with the terms of any debt or other agreements by which it may be bound, which in turn may impact the amount of funds available for distribution by Altus Midstream LP to its partners.
There are no clauses in the Amended Credit Agreement that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes. The Amended Credit Agreement has no drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreement allows the lenders to accelerate payment maturity and terminate lending and issuance commitments for nonpayment and other breaches, and if Altus Midstream or any of its restricted subsidiaries defaults on other indebtedness in excess of the stated threshold, is insolvent, or has any unpaid, non-appealable judgment against it for payment of money in excess of the stated threshold. Lenders may also accelerate payment maturity and terminate lending and issuance commitments if Altus Midstream undergoes a specified change in control or has specified pension plan liabilities in excess of the stated threshold. Altus Midstream was in compliance with the terms of the Amended Credit Agreement as of March 31, 2020.
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

Off-Balance Sheet Arrangements

Other than the arrangements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, the Company has not entered into any transactions, agreements, or other contractual arrangements with unconsolidated entities that are reasonably likely to materially affect our liquidity or capital resource positions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to various market risks, including the effects of adverse changes in commodity prices and credit risk as described below. The Company continually monitors its market risk exposure, including the impact and developments related to the COVID-19 pandemic, which has introduced significant volatility in the financial markets subsequent to the year ended December 31, 2019.
Commodity Price Risk
Currently, essentially all of the Company’s midstream service agreements are fee-based, with no direct commodity price exposure to oil, natural gas, or NGL, and only an immaterial portion of the agreements are based on the underlying value of a commodity. However, the Company is indirectly exposed to adverse changes in commodity prices through Apache and potential third-party customers’ economic decisions to develop and produce oil and natural gas from which Altus receive revenues for providing gathering, processing, and transmission services.
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
Interest Rate Risk
At March 31, 2020, Altus had $468.0 million of proceeds drawn on its revolving credit facility. The interest rate for the facility is variable, which exposes the Company to the risk of increased interest expense in the event of increases to short-term interest rates. If interest rates increased by 1.0 percent, consolidated interest expense would have increased by approximately $1.2 million for the quarter ended March 31, 2020. Accordingly, the results of operations, cash flows, financial condition, and the ability to make cash distributions could be adversely affected by significant increases in interest rates. Altus currently has no interest rate derivative instruments outstanding, but the Company continues to monitor its interest rate exposure and may enter into interest rate derivative instruments in the future if it determines that it is necessary to invest in such instruments in order to mitigate its interest rate risk.
Credit Risk
The Company is subject to credit risk resulting from nonpayment or nonperformance by, or the insolvency or liquidation of, Apache or potential third-party customers. Any increase in the nonpayment and nonperformance by, or the insolvency or liquidation of, the Company’s customers could adversely affect the Company’s results of operations.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and the Company’s Chief Financial Officer and Treasurer, in his capacity as principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
The Company periodically reviews the design and effectiveness of its disclosure controls, including compliance with various laws and regulations that apply to operations. The Company makes modifications to improve the design and effectiveness of its disclosure controls, and may take other corrective action, if the Company’s reviews identify deficiencies or weaknesses in its controls.
Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, including any changes related to the COVID-19 pandemic and the transition to a remote working environment.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not aware of any pending or threatened legal proceedings against it at the time of the filing of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS
All risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in this Quarterly Report on Form 10-Q may be amplified, including to a material extent, by the coronavirus disease 2019 (COVID-19) pandemic and its unpredictable consequences. Any discussion of the impact of the COVID-19 pandemic speaks only as of the filing date of this Quarterly Report on Form 10-Q and is subject to change without notice, as the Company cannot predict all risks related to this rapidly evolving event.
The COVID-19 pandemic may adversely impact the Company’s business, including financial condition and results of operations, the global economy, and the demand for and prices of oil, natural gas, and NGLs. The unprecedented nature of the current situation makes it impractical for the Company to identify all potential risks or estimate the ultimate adverse impact on its business.
The COVID-19 pandemic and the actions taken by third parties, including, but not limited to, governmental authorities, businesses, and consumers, in response to the pandemic have adversely impacted the global economy and created significant volatility in the global financial markets. Business closures, restrictions on travel, “stay-at-home” or “shelter-in-place” orders, and other restrictions on movement within and among communities have significantly reduced demand for and the prices of oil, natural gas, and NGLs. A prolonged period of such reduced demand or other adverse impacts from the pandemic may materially adversely affect the Company’s business, financial condition, cash flows, and results of operations.
The Company’s operations rely on Apache and its workforce being able to access the Company’s various facilities. Additionally, because Apache has implemented remote working procedures for a significant portion of its workforce for health and safety reasons and/or to comply with applicable national, state, and/or local government requirements, the Company relies on such persons having sufficient access to applicable information technology systems, including through telecommunication hardware, software, and networks. If such workforce cannot effectively perform their responsibilities, whether resulting from a lack of physical or virtual access, quarantines, illnesses, governmental actions or restrictions, information technology or telecommunication failures, or other restrictions or adverse impacts resulting from the pandemic, the Company’s business, financial condition, cash flows, and results of operations may be materially adversely affected.
The unprecedented nature of the current situation resulting from the COVID-19 pandemic makes it impractical for the Company to identify all potential risks or estimate the ultimate adverse impact on its business, financial condition, cash flows, or results of operations. Such results will depend on future events, which the Company cannot predict, including the scope, duration, and potential reoccurrence of the COVID-19 pandemic or any other localized epidemic or global pandemic, the demand for and the prices of oil, natural gas, and NGLs,and the actions taken by third parties, including, but not limited to, governmental authorities, customers, contractors, and suppliers, in response to the COVID-19 pandemic or any other epidemics or pandemics.

The Company’s ability to utilize net operating losses and other tax attributes to reduce future taxable income may be limited if the Company experiences an ownership change.
As described in Note 13—Income Taxes of the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, the Company has substantial net operating loss carryforwards (NOLs) and other tax attributes available to potentially offset future taxable income. If the Company were to experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended, which is generally defined as a greater than 50 percentage point change, by value, in the Company’s equity ownership by five-percent shareholders over a three-year period, the Company’s ability to utilize its pre-change NOLs and other pre-change tax attributes to potentially offset its post-change income or taxes may be limited. Such a limitation could materially adversely affect the Company’s operating results or cash flows by effectively increasing its future tax obligations.
Other risk factors
Please refer to Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and Part I, Item 3—Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q.

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
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income (Loss), (iii) Consolidated Balance Sheet, (iv) Statement of Consolidated Cash Flows, (v) Statement of Consolidated Changes in Equity and Noncontrolling Interests and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ALTUS MIDSTREAM COMPANY

Dated:	May 7, 2020	/s/ Ben C. Rodgers
Ben C. Rodgers
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated:	May 7, 2020	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)