Form 10-Q
period 2020-06-30
Altus Midstream Co
filed 2020-07-30
CIK 1692787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2020
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
(713) 296-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value	ALTM	Nasdaq Global Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s Class A common stock, par value $0.0001 per share issued and outstanding as of July 29, 2020	3,746,460
Number of shares of registrant’s Class C common stock, par value $0.0001 per share issued and outstanding as of July 29, 2020	12,500,000

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

•	the market prices of oil, natural gas, natural gas liquids (NGLs), and other products or services;

•	pipeline and gathering system capacity and availability;

•	production rates, throughput volumes, reserve levels and development success of dedicated oil and gas fields;

•	economic and competitive conditions;

•	the availability of capital;

•	cash flow and the timing of expenditures;

•	capital expenditures and other contractual obligations;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative, regulatory, or policy changes;

•	terrorism or cyberattacks;

•	occurrence of property acquisitions or divestitures;

•	the integration of acquisitions;

•	a decline in oil, natural gas, and NGL production, and the impact of general economic conditions on the demand for oil, natural gas, and NGLs;

•	the impact of environmental, health and safety, and other governmental regulations and of current or pending legislation;

•	environmental risks;

•	the effects of competition;

•	the retention of key members of senior management and key technical personnel;

•	increases in interest rates;

•	the effectiveness of the Company’s business strategy;

•	changes in technology;

•	market-related risks, such as general credit, liquidity and interest-rate risks;

•	the timing, amount and terms of the Company’s future issuances of equity and debt securities;

•
other factors disclosed under Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in the Company’s most recently filed Annual Report on Form 10-K;

•	other risks and uncertainties disclosed in the Company’s second-quarter 2020 earnings release;

•	other factors disclosed under Part II, Item 1A-Risk Factors in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020;

•	other factors disclosed under Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q; and

•	any other factors disclosed in the other filings that the Company makes with the Securities and Exchange Commission (SEC).
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands, except per share data)
REVENUES:
Midstream services revenue — affiliate (Note 2)	$31,616	$24,139	$72,383	$57,985
Total revenues	31,616	24,139	72,383	57,985
COSTS AND EXPENSES:
Operations and maintenance(1)	9,508	14,005	20,099	30,403
General and administrative(2)	2,988	2,081	7,166	5,072
Depreciation and accretion	4,062	9,107	7,976	16,758
Taxes other than income	3,347	3,888	6,790	6,463
Total costs and expenses	19,905	29,081	42,031	58,696
OPERATING INCOME (LOSS)	11,711	(4,942)	30,352	(711)
OTHER INCOME (LOSS):
Unrealized derivative instrument loss	(10,585)	—	(72,569)	—
Interest income	2	806	9	2,967
Income (loss) from equity method interests, net	16,923	(1,297)	33,221	(1,028)
Other	(97)	(17)	(274)	(17)
Total other income (loss)	6,243	(508)	(39,613)	1,922
Financing costs, net of capitalized interest	292	478	565	986
NET INCOME (LOSS) BEFORE INCOME TAXES	17,662	(5,928)	(9,826)	225
Current income tax benefit	—	—	(696)	—
Deferred income tax benefit	—	(430)	—	(5)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	17,662	(5,498)	(9,130)	230
Net income attributable to Preferred Unit limited partners	18,764	4,143	37,026	4,143
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(1,102)	(9,641)	(46,156)	(3,913)
Net loss attributable to Apache limited partner	(847)	(7,348)	(36,048)	(2,720)
NET LOSS ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS	$(255)	$(2,293)	$(10,108)	$(1,193)

NET LOSS ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS, PER SHARE(3)
Basic	$(0.07)	$(0.61)	$(2.70)	$(0.32)
Diluted	$(0.07)	$(0.61)	$(2.84)	$(0.32)
WEIGHTED AVERAGE SHARES(3)
Basic	3,746	3,746	3,746	3,746
Diluted	3,746	3,746	16,246	3,746

(1)
Includes amounts of $1.3 million and $2.0 million associated with related parties for the three months ended June 30, 2020 and 2019, respectively, and $2.8 million and $4.9 million for the six months ended June 30, 2020 and 2019, respectively. Refer to Note 2—Transactions with Affiliates.

(2)
Includes amounts of $1.6 million and $1.0 million associated with related parties for the three months ended June 30, 2020 and 2019, respectively, and $3.6 million and $2.6 million for the six months ended June 30, 2020 and 2019, respectively. Refer to Note 2—Transactions with Affiliates.

(3)	Share and per share amounts have been retroactively restated to reflect the Company’s reverse stock split, which was effected June 30, 2020. Refer to Note 9—Equity for further information.

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	$17,662	$(5,498)	$(9,130)	$230
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Share of equity method interests other comprehensive income (loss)	390	(1,043)	(794)	(1,043)
COMPREHENSIVE INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	18,052	(6,541)	(9,924)	(813)
Comprehensive income attributable to Preferred Unit limited partners	18,764	4,143	37,026	4,143
Comprehensive loss attributable to Apache limited partner	(547)	(8,191)	(36,659)	(3,563)
COMPREHENSIVE LOSS ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS	$(165)	$(2,493)	$(10,291)	$(1,393)

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2020	2019

	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,880	$5,983
Accounts receivable from Apache Corporation (Note 1)	—	5,195
Revenue receivables (Note 3)	13,572	15,461
Inventories	3,771	4,027
Prepaid assets and other	1,713	1,071
	20,936	31,737
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	214,389	207,270
Less: Accumulated depreciation and amortization	(7,085)	(1,468)
	207,304	205,802
OTHER ASSETS:
Equity method interests	1,408,479	1,258,048
Deferred charges and other	5,524	5,267
	1,414,003	1,263,315
Total assets	$1,642,243	$1,500,854

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY
CURRENT LIABILITIES:
Accounts payable to Apache Corporation (Note 1)	$165	$—
Current debt (Note 5)	—	9,767
Other current liabilities (Note 6)	11,941	23,925
	12,106	33,692
LONG-TERM DEBT	493,000	396,000
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Asset retirement obligation	62,041	60,095
Embedded derivative	175,498	102,929
Other non-current liabilities	5,998	4,614
	243,537	167,638
Total liabilities	748,643	597,330

COMMITMENTS AND CONTINGENCIES (Note 7)

Redeemable noncontrolling interest — Apache limited partner	230,631	701,000
Redeemable noncontrolling interest — Preferred Unit limited partners	592,625	555,599

EQUITY:
Class A Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 3,746,460 shares issued and outstanding at June 30, 2020 and December 31, 2019(1)	1	1
Class C Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 12,500,000 shares issued and outstanding at June 30, 2020 and December 31, 2019(1)	1	1
Additional paid-in capital	473,532	39,822
Accumulated deficit	(402,741)	(392,633)
Accumulated other comprehensive loss	(449)	(266)
	70,344	(353,075)
Total liabilities, noncontrolling interests, and equity	$1,642,243	$1,500,854

(1)	Share amounts have been retroactively restated to reflect the Company’s reverse stock split, which was effected June 30, 2020. Refer to Note 9—Equity for further information.
The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interests	$(9,130)	$230
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized derivative instrument loss	72,569	—
Depreciation and accretion	7,976	16,758
Deferred income tax benefit	—	(5)
Income (loss) from equity method interests, net	(33,221)	1,028
Distributions from equity method interests	37,536	—
Other	489	(564)
Changes in operating assets and liabilities:
(Increase) decrease in inventories	256	(484)
Increase in prepaid assets and other	(642)	(311)
Decrease in revenue receivables (Note 2)	1,889	1,930
(Increase) decrease in account receivables from/payable to affiliate	1,301	(3,347)
Increase in accrued expenses	6,392	6,453
Increase deferred credits and noncurrent liabilities	1,382	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	86,797	21,688

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures(1)	(26,520)	(259,295)
Proceeds from sale of assets	6,773	—
Contributions to equity method interests	(154,386)	(210,238)
Distributions from equity method interests	4,211	—
Acquisition of equity method interests	—	(228,165)
Capitalized interest paid	(5,373)	—
NET CASH USED IN INVESTING ACTIVITIES	(175,295)	(697,698)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redeemable noncontrolling interest — Preferred Unit limited partners, net	—	611,249
Proceeds from revolving credit facility	97,000	—
Finance lease	(11,789)	(7,462)
Deferred facility fees	(816)	(792)
NET CASH PROVIDED BY FINANCING ACTIVITIES	84,395	602,995

DECREASE IN CASH AND CASH EQUIVALENTS	(4,103)	(73,015)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,983	449,935
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,880	$376,920
SUPPLEMENTAL CASH FLOW DATA:
Accrued capital expenditures(2)	$1,409	$30,330
Finance lease liability(3)	—	29,000
Interest paid, net of capitalized interest	—	1,493
Cash received for income tax refunds	696	—

(1)
Following the Business Combination (as defined herein), capital expenditure amounts represent the portion of the total settlements with Apache in the period that are capital in nature, pursuant to the terms of the Construction, Operations and Maintenance Agreement (COMA). Refer to Note 1—Summary of Significant Accounting Policies and Note 2—Transactions with Affiliates for more information.

(2)
Includes $0.7 million due to Apache and $3.6 million due from Apache for the six months ended June 30, 2020 and 2019, respectively, pursuant to the terms of the COMA. Refer to Note 2—Transactions with Affiliates for more information.

(3)
The Company entered into a finance lease in the first quarter of 2019 for power generators, which ended during the first quarter of 2020. The Company then exercised its option to purchase the generators.

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Redeemable Noncontrolling Interest — Preferred Unit Limited Partners(1)	Redeemable Noncontrolling Interest — Apache Limited Partner	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
			Shares(2)	Amount	Shares(2)	Amount

	(In thousands)		(In thousands)

For the Quarter Ended June 30, 2019
Balance at March 31, 2019	$—	$1,504,500	3,746	$1	12,500	$1	$440,658	$(212,646)	$—	$228,014
Issuance of Series A Cumulative Redeemable Preferred Units	516,790	—	—	—	—	—	—	—	—	—
Net income (loss)	3,364	(7,348)	—	—	—	—	—	(1,514)	—	(1,514)
Accretion of redeemable noncontrolling interest	779	—	—	—	—	—	—	(779)	—	(779)
Change in redemption value of noncontrolling interests	—	(223,657)	—	—	—	—	32,874	190,783	—	223,657
Accumulated other comprehensive loss	—	(843)	—	—	—	—	—	—	(200)	(200)
Balance at June 30, 2019	$520,933	$1,272,652	3,746	$1	12,500	$1	$473,532	$(24,156)	$(200)	$449,178

For the Quarter Ended June 30, 2020
Balance at March 31, 2020	$573,861	$231,178	3,746	$1	12,500	$1	$473,532	$(402,486)	$(539)	$70,509
Net income (loss)	18,764	(847)	—	—	—	—	—	(255)	—	(255)
Accumulated other comprehensive income	—	300	—	—	—	—	—	—	90	90
Balance at June 30, 2020	$592,625	$230,631	3,746	$1	12,500	$1	$473,532	$(402,741)	$(449)	$70,344

(1)	Certain redemption features embedded within the Preferred Units require bifurcation and measurement at fair value. For further detail, refer to Note 10—Series A Cumulative Redeemable Preferred Units.

(2)	Share amounts have been retroactively restated to reflect the Company’s reverse stock split, which was effected June 30, 2020. Refer to Note 9—Equity for further information.

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS — (Continued)
(Unaudited)

	Redeemable Noncontrolling Interest — Preferred Unit Limited Partners(1)	Redeemable Noncontrolling Interest — Apache Limited Partner	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
			Shares(2)	Amount	Shares(2)	Amount

	(In thousands)		(In thousands)

For the Six Months Ended June 30, 2019
Balance at December 31, 2018	$—	$1,940,500	3,746	$1	12,500	$1	$30	$(213,746)	$—	$(213,714)
Issuance of Series A Cumulative Redeemable Preferred Units	516,790	—	—	—	—	—	—	—	—	—
Net income (loss)	3,364	(2,720)	—	—	—	—	—	(414)	—	(414)
Accretion of redeemable noncontrolling interest	779	—	—	—	—	—	—	(779)	—	(779)
Change in redemption value of noncontrolling interests	—	(664,285)	—	—	—	—	473,502	190,783	—	664,285
Accumulated other comprehensive loss	—	(843)	—	—	—	—	—	—	(200)	(200)
Balance at June 30, 2019	$520,933	$1,272,652	3,746	$1	12,500	$1	$473,532	$(24,156)	$(200)	$449,178

For the Six Months Ended June 30, 2020
Balance at December 31, 2019	$555,599	$701,000	3,746	$1	12,500	$1	$39,822	$(392,633)	$(266)	$(353,075)
Net income (loss)	37,026	(36,048)	—	—	—	—	—	(10,108)	—	(10,108)
Change in redemption value of noncontrolling interests	—	(433,710)	—	—	—	—	433,710	—	—	433,710
Accumulated other comprehensive loss	—	(611)	—	—	—	—	—	—	(183)	(183)
Balance at June 30, 2020	$592,625	$230,631	3,746	$1	12,500	$1	$473,532	$(402,741)	$(449)	$70,344

(1)	Certain redemption features embedded within the Preferred Units require bifurcation and measurement at fair value. For further detail, refer to Note 10—Series A Cumulative Redeemable Preferred Units.

(2)	Share amounts have been retroactively restated to reflect the Company’s reverse stock split, which was effected June 30, 2020. Refer to Note 9—Equity for further information.

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
Unless the context otherwise requires, the “Company,” “ALTM” and “Altus” refers to Altus Midstream Company and its consolidated subsidiaries. “Altus Midstream” refers to Altus Midstream LP and its consolidated subsidiaries. “Apache” refers to Apache Corporation and its consolidated subsidiaries.
Nature of Operations

Through its consolidated subsidiaries, the Company owns gas gathering, processing and transmission assets in the Permian Basin of West Texas. Construction on the assets began in the fourth quarter of 2016, and operations commenced in the second quarter of 2017. Additionally, the Company owns equity interests in four separate Permian Basin pipeline entities that have or will have access to various points along the Texas Gulf Coast. The Company’s operations consist of one reportable segment.
Organization
The Company originally incorporated on December 12, 2016 in Delaware under the name Kayne Anderson Acquisition Corp. (KAAC), for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. KAAC completed its initial public offering in the second quarter of 2017.
On August 3, 2018, Altus Midstream LP was formed in Delaware as a limited partnership and wholly-owned subsidiary of KAAC. On August 8, 2018, KAAC and Altus Midstream LP entered into a contribution agreement (the Contribution Agreement) with certain wholly-owned subsidiaries of Apache , including the Altus Midstream Entities. The Altus Midstream Entities comprise four Delaware limited partnerships (collectively, Altus Midstream Operating) and their general partner (Altus Midstream Subsidiary GP LLC, a Delaware limited liability company), formed by Apache between May 2016 and January 2017 for the purpose of acquiring, developing, and operating midstream oil and gas assets in the Alpine High resource play and surrounding areas (Alpine High).
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
Ownership of Altus Midstream LP
Following the Closing Date and in connection with the completion of the Business Combination, the Company’s wholly-owned subsidiary, Altus Midstream GP LLC, a Delaware limited liability company (Altus Midstream GP), is the sole general partner of Altus Midstream LP. The Company operates its business through Altus Midstream LP and its subsidiaries, which include Altus Midstream Operating. The Company holds approximately 23.1 percent of the outstanding Common Units, and a controlling interest in Altus Midstream, while Apache holds the remaining 76.9 percent.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP).
Principles of Consolidation
The consolidated financial results of Altus Midstream are included in the Company’s consolidated financial statements due to the Company’s 100 percent ownership interest in Altus Midstream GP, and Altus Midstream GP’s control of Altus Midstream.
The Company has no independent operations or material assets other than its partnership interests in Altus Midstream, which constitutes all of its business. Additionally, the Company’s balance sheet reflects the presentation of noncontrolling interest ownership attributable to the limited partner interests in Altus Midstream held by Apache and the Series A Cumulative Redeemable Preferred Units holders (the Preferred Units). Refer to Note 9—Equity and Note 10—Series A Cumulative Redeemable Preferred Units for further information.
Variable Interest Entity
Altus Midstream is a variable interest entity (VIE) because the partners in Altus Midstream with equity at risk lack the power, through voting or similar rights, to direct the activities that most significantly impact Altus Midstream’s economic performance.
A reporting entity that concludes it has a variable interest in a VIE must evaluate whether it has a controlling financial interest in the VIE, such that it is the VIE’s primary beneficiary and should consolidate. The Company is the primary beneficiary of Altus Midstream, and therefore should consolidate Altus Midstream because (i) the Company has the ability to direct the activities of Altus Midstream that most significantly affect its economic performance, and (ii) the Company has the right to receive benefits or the obligation to absorb losses that could be potentially significant to Altus Midstream.
Redeemable Noncontrolling Interest — Apache Limited Partner
The Company’s redeemable noncontrolling interest presented in the consolidated financial statements consists of Common Units representing limited partner interests in Altus Midstream held by Apache. Pursuant to certain provisions of the partnership agreement of Altus Midstream (as amended in connection with the Business Combination, and subsequent issuance of Preferred Units, the Amended LPA), the limited partner interests held by Apache are equal to the number of shares of the Company’s Class C common stock, $0.0001 par value (Class C Common Stock), held by Apache.
The Company initially recorded the redeemable noncontrolling interest upon the issuance of the Common Units to Apache as part of the Business Combination and based on the recapitalization value ascribed at the Closing Date to the limited partner interest. All or a portion of these Common Units may be redeemed at Apache’s option. The Company has the ability to settle the redemption option either (i) in shares of Class A common stock, $0.0001 par value (Class A Common Stock), on a one-for-one basis or (ii) in cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Contribution Agreement), subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. Upon the future redemption or exchange of Common Units held by Apache, a corresponding number of shares of Class C Common Stock will be cancelled.
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
Accounts Receivable From/Payable To Apache
The accounts receivable from or payable to Apache represent the net result of Altus Midstream’s monthly revenue, capital and operating expenditures, and other miscellaneous transactions to be settled with Apache as provided under the COMA between the two entities. Generally, cash in this amount will be transferred to or from Apache in the month after the Company’s transactions are processed and the net results of operations are determined. However, from time to time, the Company may estimate and transfer the cash settlement amount in the month the transactions are processed, in order to minimize related-party working capital balances. See discussion and additional detail in Note 2—Transactions with Affiliates.
Change in Accounting Policy
Historically, the Company reported income and loss from equity method interests on a one-month reporting lag. Effective October 1, 2019, the Company eliminated this one-month reporting lag. In accordance with ASC 810-10-45-13, “A Change in the Fiscal Year-End Lag Between Subsidiary and Parent” (ASC 810), the elimination of this previously existing reporting lag is considered a voluntary change in accounting principle in accordance with ASC 250-10-50, “Change in Accounting Principle.” The Company believes that this change in accounting principle is preferable as it provides the Company with the ability to present the results of its equity method interests for the same period as all other consolidated results of the Company, which improves overall financial reporting to investors by providing the most current information available. The Company has not retrospectively applied the change in accounting principle since its impact to the consolidated balance sheet and related statements of operations and cash flows was immaterial for all periods. For more information on equity method interests owned by the Company, please refer to Note 8—Equity Method Interests.
Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments-Credit Losses.” The standard changes the impairment model for trade receivables, held-to-maturity debt securities, net investments in leases, loans, and other financial assets measured at amortized cost. This ASU requires the use of a new forward-looking “expected loss” model compared to the current “incurred loss” model, resulting in accelerated recognition of credit losses. The Company adopted this standard in the first quarter of 2020 with no material impact on its financial statements.
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
2.    TRANSACTIONS WITH AFFILIATES
Revenues
The Company has contracted to provide services including gas gathering, compression, processing, transmission, and NGL transmission, pursuant to acreage dedications provided by Apache, comprising the entire Alpine High acreage. In accordance with the terms of these agreements, the Company receives prescribed fees based on the type and volume of product for which the services are provided. For the periods presented, the Company’s only significant customer was Apache.
Revenues generated under these agreements are presented on the Company’s statement of consolidated operations as “Midstream services revenue — affiliate.” Revenues earned that have not yet been invoiced to Apache are presented on the Company’s consolidated balance sheet as “Revenue receivables.” Refer to Note 3—Revenue Recognition for further discussion.
Cost and Expenses
The Company has no employees, and prior to the Business Combination, the Company had no banking or cash management facilities. As such, the Company has contracted with Apache to receive certain operational, maintenance, and management services. In accordance with the terms of these agreements, the Company incurred operations and maintenance expenses of $1.3 million and $2.0 million for the three months ended June 30, 2020 and 2019, respectively, and $2.8 million and $4.9 million for the six months ended June 30, 2020 and 2019, respectively. The Company incurred general and administrative (G&A) expenses of $1.6 million and $1.0 million for the three months ended June 30, 2020 and 2019, respectively, and $3.6 million and $2.6 million for the six months ended June 30, 2020 and 2019, respectively, including expenses related to the operational services agreement and the COMA as further described below. Further information on the related-party operating lease agreement in place during the period is also provided below.
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
Lease Agreement
Concurrent with the closing of the Business Combination, Altus Midstream entered into an operating lease agreement with Apache (the Lease Agreement) relating to the use of certain office buildings, warehouse and storage facilities located in Reeves County, Texas. Under the terms of the Lease Agreement, Altus Midstream shall pay to Apache on a monthly basis the sum of (i) a base rental charge of $44,500 and (ii) an amount based on Apache’s estimate of the annual costs it expects to incur in connection with the ownership, operation, repair, and/or maintenance of the facilities. The Company incurred total expenses of $0.2 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, and $0.4 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively, in relation to the Lease Agreement, which are included within operations and maintenance expenses. Unpaid amounts accrue interest until settled. The initial term of the Lease Agreement is four years and may be extended by Altus Midstream for three additional, consecutive periods of twenty-four months.
3.    REVENUE RECOGNITION
Revenue Recognition
The following table presents a disaggregation of the Company’s midstream services revenue by service type.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
MIDSTREAM SERVICES REVENUE — AFFILIATE:
Gas gathering and compression	$4,394	$2,697	$10,114	$6,310
Gas processing	23,184	18,395	53,080	43,679
Transmission	3,226	2,977	7,401	7,831
NGL transmission	587	70	1,413	165
Other	225	—	375	—
	$31,616	$24,139	$72,383	$57,985

The Company generates revenue from its contracts with customers for the gathering, compression, processing, and transmission of natural gas and NGLs in exchange for a fee per unit of volumes processed during a given month. For all periods presented, revenues with affiliates recorded on the Company’s consolidated statement of operations were attributable to services performed by Altus Midstream for Apache pursuant to separate long-term commercial midstream agreements comprising acreage dedications in Apache’s entire Alpine High resource play.
As part of these agreements, substantially all of Apache’s natural gas production from its existing and future owned or controlled properties within the dedicated area is provided to the Company, so long as Apache has the right to market such product. There are no provisions for minimum volume commitments under the existing agreements, and the Company does not own or take title to the volumes it services under these agreements. Altus Midstream, in return for its performance, receives a fee per unit of natural gas or NGLs received during a given month. The service fee charged per unit is set forth for each contract year, subject to yearly fee escalation recalculations.

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
Payment under the midstream service agreements are due the month immediately following the month of service. Amounts settled with Apache each month are based on the net amount owed to Altus Midstream or owed to Apache. Revenue receivables from the Company’s contracts with Apache totaled $13.6 million and $15.5 million as of June 30, 2020 and December 31, 2019, respectively, as presented on the Company’s consolidated balance sheet.
In accordance with the provisions of ASC Topic 606, “Revenue from Contracts with Customers,” a variable transaction price for each short-term sale is allocated to each performance obligation as the terms of payment relate specifically to the Company’s efforts to satisfy its obligations. As such, the Company has elected the practical expedients available under the standard to not disclose the aggregate transaction price allocated to unsatisfied, or partially unsatisfied, performance obligations as of the end of the reporting period.
4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at carrying value, is as follows:

	June 30,	December 31,
	2020	2019

	(In thousands)
Gathering, processing and transmission systems and facilities	$210,738	$198,133
Construction in progress(1)	328	5,443
Other property and equipment	3,323	3,694
Total property, plant and equipment	214,389	207,270
Less: accumulated depreciation and amortization	(7,085)	(1,468)
Total property, plant and equipment, net	$207,304	$205,802

(1)	Included in construction in progress was capitalized interest of $0.6 million at December 31, 2019. There was no capitalized interest included in construction in progress as of June 30, 2020.

The cost of property classified as “Construction in progress” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet available to be placed into productive service as of the respective balance sheet date.
Property, plant, and equipment are evaluated for potential impairment when events or changes in circumstances indicate a possible significant deterioration in future cash flows expected to be generated by an asset group. In conjunction with Apache’s decision in the fourth quarter of 2019 to materially reduce funding to Alpine High, Altus management assessed its long-lived infrastructure assets for impairment given the expected reduction to future throughput volumes. As a result of this assessment, Altus recorded impairments totaling $1.3 billion on its gathering, processing, and transmission assets in the fourth quarter of 2019. The fair values of the impaired assets were determined to be $203.6 million as of the time of the impairment and were estimated using the income approach. Altus has classified these nonrecurring fair value measurements as Level 3 in the fair value hierarchy. No impairments were recorded for the six months ended June 30, 2020 and 2019.
5.    DEBT AND FINANCING COSTS
In November 2018, Altus Midstream entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream’s two, one year extension options). The agreement for this revolving credit facility, as amended (the Amended Credit Agreement), provides aggregate commitments from a syndicate of banks of $800.0 million. The aggregate commitments include a letter of credit subfacility of up to $100.0 million and a swingline loan subfacility of up to $100.0 million. Altus Midstream may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of June 30, 2020 and December 31, 2019, total outstanding borrowings were $493.0 million and $396.0 million, respectively, and no letters of credit were outstanding under this facility.

Altus Midstream’s revolving credit facility is unsecured and is not guaranteed by the Company, Apache, or any of their respective subsidiaries.
At Altus Midstream’s option, the interest rate per annum for borrowings under this facility is either a base rate, as defined, plus a margin, or the London Interbank Offered Rate (LIBOR), plus a margin. Altus Midstream also pays quarterly a facility fee at a rate per annum on total commitments. The margins and the facility fee vary based upon (i) the Leverage Ratio (as defined below) until Altus Midstream has a senior long-term debt rating and (ii) such senior long-term debt rating once it exists. The Leverage Ratio is the ratio of (1) the consolidated indebtedness of Altus Midstream and its restricted subsidiaries to (2) EBITDA (as defined in the Amended Credit Agreement) of Altus Midstream and its restricted subsidiaries for the 12-month period ending immediately before the determination date. At June 30, 2020, the base rate margin was 0.05 percent, the LIBOR margin was 1.05 percent, and the facility fee was 0.20 percent. In addition, a commission is payable quarterly to the lenders on the face amount of each outstanding letter of credit at a per annum rate equal to the LIBOR margin then in effect. Customary letter of credit fronting fees and other charges are payable to issuing banks.
The Amended Credit Agreement contains restrictive covenants that may limit the ability of Altus Midstream and its restricted subsidiaries to, among other things, incur additional indebtedness or guaranty indebtedness, sell assets, make investments in unrestricted subsidiaries, enter into mergers, make certain payments and distributions, incur liens on certain property securing indebtedness, and engage in certain other transactions without the prior consent of the lenders. Altus Midstream also is subject to a financial covenant under the Amended Credit Agreement, which requires it to maintain a Leverage Ratio not exceeding 5.00:1.00 at the end of any fiscal quarter, starting with the quarter ended December 31, 2019 except that during the period of up to one year following a qualified acquisition, the Leverage Ratio cannot exceed 5.50:1.00 at the end of any fiscal quarter. Unless the Leverage Ratio is less than or equal to 4.00:1.00, the Amended Credit Agreement limits distributions in respect of Altus Midstream LP’s capital to $30 million per calendar year until either (i) the consolidated net income of Altus Midstream LP and its restricted subsidiaries, as adjusted pursuant to the Amended Credit Agreement, for three consecutive calendar months equals or exceeds $350.0 million on an annualized basis or (ii) Altus Midstream LP has a specified senior long-term debt rating; in addition, before the occurrence of one of those events, the Leverage Ratio must be less than or equal to 5.00:1.00. In no event can any distribution be made that would, after giving effect to it on a pro forma basis, result in a Leverage Ratio greater than (i) 5.00:1.00 or (ii) for a specified period after a qualifying acquisition, 5.50:1.00. The Leverage Ratio as of June 30, 2020 was less than 4.00:1.00.
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
There are no clauses in the Amended Credit Agreement that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes. The Amended Credit Agreement has no drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreement allows the lenders to accelerate payment maturity and terminate lending and issuance commitments for nonpayment and other breaches, and if Altus Midstream or any of its restricted subsidiaries defaults on other indebtedness in excess of the stated threshold, is insolvent, or has any unpaid, non-appealable judgment against it for payment of money in excess of the stated threshold. Lenders may also accelerate payment maturity and terminate lending and issuance commitments if Altus Midstream undergoes a specified change in control or has specified pension plan liabilities in excess of the stated threshold. Altus Midstream was in compliance with the terms of the Amended Credit Agreement as of June 30, 2020.
As of June 30, 2020 and December 31, 2019, the Company had debt outstanding totaling $493.0 million and $405.8 million, respectively. At December 31, 2019, $9.8 million of debt outstanding was related to a finance lease obligation for which the term ended in the first quarter of 2020.

Interest Income and Financing Costs, Net of Capitalized Interest
The following table presents the components of Altus Midstream’s interest income and financing costs, net of capitalized interest:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Interest income	$2	$806	$9	$2,967
Interest income	$2	$806	$9	$2,967

Interest expense	$2,007	$1,030	$5,365	$1,739
Amortization of deferred facility fees	292	221	565	415
Capitalized interest	(2,007)	(773)	(5,365)	(1,168)
Financing costs, net of capitalized interest	$292	$478	$565	$986

6.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019

	(In thousands)
Accrued taxes other than income	$6,974	$689
Accrued operations and maintenance expense	1,339	1,520
Accrued incentive compensation	733	1,425
Accrued professional and consulting fees	692	158
Accrued capital costs	686	17,035
Accrued finance lease liability	—	1,989
Other	1,517	1,109
Total other current liabilities	$11,941	$23,925

7.    COMMITMENTS AND CONTINGENCIES

Accruals for loss contingencies arising from claims, assessments, litigation, environmental, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. As of June 30, 2020 and December 31, 2019, there were no accruals for loss contingencies.
Litigation
The Company is subject to governmental and regulatory controls arising in the ordinary course of business. The Company is not aware of any pending or threatened legal proceedings against it at the time of the filing of this Quarterly Report on Form 10-Q.
On April 30, 2020, a case styled Sierra Club v. US Army Corp of Engineers et al. was filed in the United States District Court, Western District of Texas. Plaintiff seeks to invalidate verifications issued by the Army Corps of Engineers allowing Permian Highway Pipeline LLC to conduct dredging and filling activities and to enjoin certain further dredging and other ground disturbing activities in jurisdictional waters. Permian Highway Pipeline LLC has intervened in the suit in defense of the verifications and in opposition to any injunctive relief. The Company has a minority equity interest in Permian Highway Pipeline LLC.

Environmental Matters
As an owner of infrastructure assets and with rights to surface lands, the Company is subject to various local and federal laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations and subject the Company to liability for pollution damages. In some instances, Altus Midstream may be directed to suspend or cease operations. The Company maintains insurance coverage, which management believes is customary in the industry, although insurance does not fully cover against all environmental risks. Additionally, there can be no assurance that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered. The Company is not aware of any environmental claims existing as of June 30, 2020, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity.
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

At the closing of the Business Combination, the Company entered into the COMA and the Lease Agreement with Apache, which include contractual obligations for the Company to pay certain management and lease rental fees, respectively, to Apache over the term of the agreements. Refer to Note 2—Transactions with Affiliates for further discussion.

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
At June 30, 2020 and December 31, 2019, there were no other material contractual obligations related to the entities included in the consolidated financial statements other than the performance of asset retirement obligations and required credit facility fees discussed in Note 5—Debt and Financing Costs.

8.    EQUITY METHOD INTERESTS
As of June 30, 2020, the Company owned the following equity method interests in Permian Basin long-haul pipeline entities. For each of the equity method interests, the Company has the ability to exercise significant influence based on certain governance provisions and its participation in the significant activities and decisions that impact the management and economic performance of the equity method interests. The table below presents the ownership percentage held by the Company for each entity:

		June 30, 2020	December 31, 2019
	Ownership	Amount	Amount

		(In thousands)
Gulf Coast Express Pipeline LLC	16.0%	$286,833	$291,628
EPIC Crude Holdings, LP	15.0%	175,051	163,199
Permian Highway Pipeline LLC	26.7%	454,381	310,421
Breviloba, LLC	33.0%	492,214	492,800
		$1,408,479	$1,258,048

As of June 30, 2020 and December 31, 2019, unamortized basis differences included in the equity method interest balances were $34.7 million and $29.7 million, respectively. These amounts represent differences in the Company’s contributions to date and the Company’s underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized basis differences will be amortized into net income over the useful lives of the underlying pipeline assets when they are placed into service.
The following table presents the activity in the Company’s equity method interests for the six months ended June 30, 2020:

	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC
					Total

	(In thousands)
Balance at December 31, 2019	$291,628	$163,199	$310,421	$492,800	$1,258,048
Contributions	919	15,000	138,467	—	154,386
Distributions	(26,171)	—	—	(15,576)	(41,747)
Capitalized interest(1)	—	—	5,365	—	5,365
Equity income (loss), net(2)	20,457	(2,354)	128	14,990	33,221
Accumulated other comprehensive loss	—	(794)	—	—	(794)
Balance at June 30, 2020	$286,833	$175,051	$454,381	$492,214	$1,408,479

(1)
Altus’ proportionate share of the Permian Highway Pipeline (PHP) construction costs is funded with the revolving credit facility. Accordingly, Altus capitalized $5.4 million of related interest expense during the six months ended June 30, 2020, which is included in the basis of the PHP equity interest.

(2)	As of June 30, 2020, the amount of consolidated retained earnings, net of amortized basis differences, which represents undistributed earnings, was $3.0 million from Breviloba, LLC.

Summarized Financial Information
The following table represents aggregated selected income statement data for the Company’s equity method interests (on a 100 percent basis):

	Six Months Ended June 30,
	2020				2019(1)
	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC

	(In thousands)
Revenues	$182,231	$85,971	$—	$83,120	$4,974	$—	$—	$46,928
Operating expenses	53,359	83,508	46	31,831	512	7,728	35	14,744
Operating income (loss)	128,872	2,463	(46)	51,289	4,462	(7,728)	(35)	32,184
Net income (loss)	128,470	(16,263)	480	46,345	5,382	(16,653)	422	32,184
Other comprehensive loss	—	(5,037)	—	—	—	(9,337)	—

(1)
Although the Company’s interests in EPIC Crude Holdings, LP, Permian Highway Pipeline LLC, and Breviloba, LLC were acquired in March, May, and July of 2019, respectively, the financial results are presented for the six months ended June 30, 2019 for comparability.

9. EQUITY
Reverse Stock Split
On June 30, 2020, the Company effected a reverse stock split of the Company’s Class A Common Stock and Class C Common Stock by a ratio of one-for-twenty. The par value and number of authorized shares of common stock and preferred stock were not affected by the reverse stock split. A corresponding number of Altus Midstream Common Units were also restated as part of the reverse stock split. All per-share and share amounts have been retroactively restated in this Quarterly Report on Form 10-Q for all periods presented to reflect the reverse stock split.
Redeemable Noncontrolling Interest — Apache Limited Partner
In conjunction with the Class C Common Stock, Apache owns 12,500,000 Altus Midstream Common Units, approximately 76.9 percent of the total Common Units issued and outstanding. The financial results of Altus Midstream and its subsidiaries are included in the Company’s consolidated financial statements as detailed in Note 1—Summary of Significant Accounting Policies, under the section titled “Principles of Consolidation.”
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
Apache’s limited partner interest associated with the Common Units issued with the Class C Common Stock is reflected as a redeemable noncontrolling interest in the Company. The redeemable noncontrolling interest is recognized at the higher of (i) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest and (ii) the maximum redemption value as of the balance sheet date. The redemption value is determined based on a 5-day volume weighted average closing price of the Class A Common Stock (5-day VWAP) as defined in the Amended LPA, a Level 1 non-recurring fair value measurement. At June 30, 2020, the redeemable noncontrolling interest of $230.6 million was recorded based on the initial fair value plus accumulated earnings and losses to date. The maximum redemption value at June 30, 2020 based on the 5-day VWAP was $151 million. At December 31, 2019, the redeemable noncontrolling interest was recorded at the maximum redemption value based on the 5-day VWAP of $701.0 million.
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

After consideration of the foregoing, the Company records an additional adjustment to the carrying value of the Preferred Unit redeemable noncontrolling interest at each period end, if applicable. The amount of such adjustment is determined based upon the accreted value method to reflect the passage of time until the Preferred Units are exchangeable at the option of the holder. Pursuant to this method, the net transaction price is accreted using the effective interest method, to the Redemption Price calculated at the seventh anniversary of Closing. The total adjustment is limited to an amount such that the carrying amount of the Preferred Unit redeemable noncontrolling interest at each period end is equal to the greater of (a) the sum of (i) the carrying amount of the Preferred Units determined in accordance with ASC 810, plus (ii) the fair value of the embedded derivative liability and (b) the accreted value of the net transaction price.
Activity related to the Preferred Units during the six months ended June 30, 2020 is as follows:

	Six Months Ended June 30, 2020
	Units Outstanding	Financial Position(2)
	(In thousands, except for unit data)
Redeemable noncontrolling interest — Preferred Units: at December 31, 2019	638,163	$555,599
Distribution of in-kind additional Preferred Units	22,531	—
Allocation of Altus Midstream net income	N/A	37,026
Redeemable noncontrolling interest — Preferred Units: at June 30, 2020	660,694	$592,625
Embedded derivative liability(1)		175,498
		$768,123

(1)	See Note 13—Fair Value Measurements for discussion of the fair value changes in the embedded derivative liability during the period.

(2)	As of June 30, 2020, the aggregate Redemption Price was $700.8 million, based on an internal rate of return of 11.5 percent.
N/A - not applicable.
11. INCOME TAXES
The Company is subject to U.S. federal income tax and the Texas margin tax. Altus Midstream LP is a partnership for federal income tax purposes and passes through its taxable income to its partners, the Company, Apache, and the Preferred Unit Holders. Thus, Altus Midstream LP does not record a federal income tax provision. Altus Midstream LP is subject to the Texas margin tax and as such, records a state income tax provision.
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
During the three and six months ended June 30, 2020, the Company’s effective income tax rate was primarily impacted by an increase in valuation allowance. During the three and six months ended June 30, 2019, the Company’s effective income tax rate was primarily impacted by net income attributable to the noncontrolling interest, income allocated to the Preferred Unit holders, accretion of the net transaction price, and the impact of state income taxes.
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

12.    NET LOSS PER SHARE
Basic net loss per share is calculated by dividing net loss available to Class A common shareholders by the weighted average number of shares of Class A Common Stock outstanding during the period. Class C Common Stock is excluded from the weighted average shares outstanding immediately following the Closing Date for the calculation of basic net loss per share, as holders of Class C Common Stock are not entitled to any dividends or liquidating distributions.
The Company uses the “if-converted method” to determine the potential dilutive effect of (i) an assumed exchange of outstanding Common Units of Altus Midstream (and the cancellation of a corresponding number of shares of outstanding Class C Common Stock) for shares of Class A Common Stock, (ii) earn-out consideration payable in shares of Class A Common Stock, and (iii) an assumed exchange of the outstanding Preferred Units of Altus Midstream for shares of Class A Common Stock. The treasury stock method is used to determine the potential dilutive effect of its outstanding warrants.
The computation of basic and diluted net loss per share for the periods presented in the consolidated financial statements is shown in the tables below.

	Three Months Ended June 30,
	2020			2019
	Loss	Shares(1)	Per Share(1)	Loss	Shares(1)	Per Share(1)

	(In thousands, except per share data)
Basic and diluted:
Net loss attributable to Class A common shareholders	$(255)	3,746	$(0.07)	$(2,293)	3,746	$(0.61)
Effect of dilutive securities:
Redeemable noncontrolling interest — Apache limited partner	$—	—		$—	—
Diluted(2):
Net loss attributable to Class A common shareholders	$(255)	3,746	$(0.07)	$(2,293)	3,746	$(0.61)

	Six Months Ended June 30,
	2020			2019
	Loss	Shares(1)	Per Share(1)	Loss	Shares(1)	Per Share(1)

	(In thousands, except per share data)
Basic:
Net loss attributable to Class A common shareholders	$(10,108)	3,746	$(2.70)	$(1,193)	3,746	$(0.32)
Effect of dilutive securities:
Redeemable noncontrolling interest — Apache limited partner	$(36,048)	12,500		$—	—
Diluted(2):
Net loss attributable to Class A common shareholders	$(46,156)	16,246	$(2.84)	$(1,193)	3,746	$(0.32)

(1)	Share and per share amounts have been retroactively restated to reflect the Company’s reverse stock split which was effected June 30, 2020. Refer to Note 9—Equity for further information.

(2)
The effect of the exchange of outstanding Common Units of Altus Midstream (and the cancellation of a corresponding number of shares of outstanding Class C Common Stock) would have been anti-dilutive for the three month periods ended June 30, 2020 and 2019, and also for the six month period ended June 30, 2019.

The diluted earnings per share calculation excludes the effects of the following, since the associated impacts would have been anti-dilutive for all relevant periods presented:

•	an assumed exchange of the outstanding Preferred Units of Altus Midstream for shares of Class A Common Stock; and

•	outstanding warrants of the Company to purchase an aggregate 947,082 shares of Class A Common Stock.
Further discussion of the Preferred Units and associated embedded features can be found in Note 10—Series A Cumulative Redeemable Preferred Units and Note 13—Fair Value Measurements, respectively. Earn-out consideration granting Apache the right to receive additional shares of Class A Common Stock is not included in the earnings per share calculation above, as the conditions for issuance were not satisfied as of June 30, 2020.

13. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of: cash and cash equivalents; revenue receivables; accounts receivable from/payable to Apache; and an embedded derivative liability related to the issuance of Preferred Units (as further described above). This embedded derivative liability is recorded on the Company’s consolidated balance sheet at fair value. The carrying amount of Altus Midstream’s revolving credit facility approximates fair value because the interest rate is variable and reflective of market rates. The carrying amounts reported on the consolidated balance sheet for the Company’s remaining financial assets and liabilities approximate fair value due to their short-term nature. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the six months ended June 30, 2020 or year ended December 31, 2019.
The Company bifurcated and recognized the embedded derivative associated with the Preferred Units related to the exchange option provided to the Preferred Unit holders under the terms of the Amended LPA. The valuation of the embedded derivative (using an income approach) was based on a range of factors including: expected future interest rates using the Black-Karasinski model, the Company’s imputed interest rate, the timing of periodic cash distributions and dividend yields of the Preferred Units. The Company recorded an unrealized loss of $10.6 million and $72.6 million for the three and six month periods ended June 30, 2020, respectively, which are recorded in “Unrealized derivative instrument loss” in the statement of consolidated operations. Altus has classified these recurring fair value measurements as Level 3 in the fair value hierarchy.
As of the June 30, 2020 valuation date, the Company used the forward B-rated Energy Bond Yield curve to develop the following key unobservable inputs used to value this embedded derivative:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at June 30, 2020	Valuation Technique	Significant Unobservable Inputs	Range/Value

	(In thousands)
Preferred Units Embedded Derivative	$175,498	Option Model	Altus Midstream Company’s Imputed Interest Rate	14.16-15.57%
			Interest Rate Volatility	35.56%

The Company’s comparative imputed interest rate at December 31, 2019 ranged from 9.60 percent to 12.68 percent, with an interest rate volatility assumption of 21.89 percent. A one percent increase in the imputed interest rate assumption would significantly increase the value of the embedded derivative at June 30, 2020, while a one percent decrease would have the directionally inverse affect as of June 30, 2020.
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
Overview
Altus Midstream Company (the Company or Altus), through its ownership interest in Altus Midstream LP (Altus Midstream), owns gas gathering, processing, and transmission assets in the Permian Basin of West Texas, anchored by midstream service agreements to service Apache Corporation’s (Apache) production from its Alpine High resource play and surrounding areas (Alpine High). Additionally, the Company owns equity interests in four Permian Basin pipelines (the Equity Method Interest Pipelines) that have or will have access to various points along the Texas Gulf Coast. The Company’s operations consist of one reportable segment.
The Company has no independent operations or material assets outside its ownership interest in Altus Midstream, which is reported on a consolidated basis. As of June 30, 2020, Altus Midstream’s assets included approximately 182 miles of in-service natural gas gathering pipelines, approximately 46 miles of residue gas pipelines with four market connections, and approximately 38 miles of NGL pipelines. Three cryogenic processing trains, each with nameplate capacity of 200 MMcf/d, were placed into service during 2019. Other assets include an NGL truck loading terminal with six Lease Automatic Custody Transfer units and eight NGL bullet tanks with 90,000 gallon capacity per tank. The Company’s existing gathering, processing, and transmission infrastructure is expected to provide capacity levels capable of fulfilling its midstream contracts to service Apache’s production from Alpine High and potential third-party customers.
As of June 30, 2020, the Company owns the following Equity Method Interest Pipelines:

•	a 16 percent equity interest in the Gulf Coast Express Pipeline Project (GCX), which is owned and operated by Kinder Morgan Texas Pipeline, LLC (Kinder Morgan);

•	a 15 percent equity interest in the EPIC crude oil pipeline (EPIC), which is owned by EPIC Pipeline LP and operated by EPIC Consolidated Operations, LLC;

•	an approximate 26.7 percent equity interest in the Permian Highway Pipeline (PHP), which is also owned and operated by Kinder Morgan; and

•	a 33 percent equity interest in the Shin Oak NGL Pipeline (Shin Oak), which is owned by Breviloba, LLC, and operated by Enterprise Products Operating LLC.
The global economy and the energy industry have been deeply impacted by the effects of the coronavirus disease 2019 (COVID-19) pandemic and related governmental actions. Uncertainty in the oil markets and the negative demand implications of the COVID-19 pandemic continue to impact oil supply and demand. Altus management continues to monitor natural gas throughput volumes from Apache and capacity utilization of its equity method interests. The Company remains focused on increasing third-party processing opportunities in addition to Alpine High; however, the current market situation has slowed the pace of this activity. Altus has no upcoming debt maturities, and the credit facility revolver extends through November of 2023 to provide liquidity to meet foreseeable investment needs. Additionally, the Company expects to be cash flow positive upon the start-up of PHP anticipated in early 2021, at which point future capital requirements are expected to be minimal.
The current crisis, however, is still evolving and may become more severe and complex. As a result, the COVID-19 pandemic may still materially and adversely affect Altus’ results in a manner that is either not currently known or that the Company does not currently consider to be a significant risk to its business. For additional information about the business risks relating to the COVID-19 pandemic, please refer to Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q.

Altus Midstream Operational Metrics
The Company uses a variety of financial and operational metrics to assess the performance of its operations and growth compared to expected plan estimates. These metrics include:

•	Throughput volumes and associated revenues;

•	Costs and expenses; and

•	Adjusted EBITDA (as defined below).
Throughput Volumes and Associated Revenues
The Company’s results are driven primarily by the volume of natural gas gathered, processed, compressed, and/or transmitted. For the periods presented, substantially all revenues were generated through fee-based agreements with Apache, a related party. The volumes of natural gas that Altus gathers or processes in future periods will depend on the production level of Apache’s assets in areas Altus services and any additional third-party service contracts. The Company’s assets were initially constructed to serve Apache’s anticipated development of Alpine High and its surrounding areas. As such, the amount and pace of upstream development activity by Apache will directly impact Altus’ aggregate gathering and processing volumes because the production rate of natural gas wells declines over time.
In the second quarter of 2020, several events had a negative impact on throughput volumes and associated revenues. Apache shut in approximately 70 MMcf/d of production in response to low commodity prices, which fell as a result of lower demand and higher uncertainty associated with the COVID-19 pandemic. In addition, unplanned downtime to address moisture in the residue pipeline reduced throughput by approximately 40 MMcf/d. These volumes are now back on-line.
Additionally, other producers are also developing oil and gas plays in surrounding areas that may provide Altus opportunities to enter into third-party processing and gathering agreements. Producers’ willingness to engage in new drilling is determined by a number of factors, all of which are affected by the COVID-19 pandemic, the most important of which are the prevailing and projected prices of oil, natural gas, and NGLs, the cost to drill and operate a well, the availability and cost of capital, and environmental and government regulations. Company management believes that its midstream assets are positioned in one of the most active regions for oil and gas exploration and development activities in the United States, and the Company is actively pursuing new supplies of natural gas and processing arrangements with third parties to increase throughput volumes in its systems.
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
General and administrative
General and administrative (G&A) expense represents indirect costs and overhead expenditures incurred by the Company, associated with managing the midstream assets. These expenses primarily comprise fixed fees set forth in the Construction, Operations and Maintenance Agreement (COMA) entered into with Apache. Refer to Note 2—Transactions with Affiliates in the Notes to Consolidated Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q for further information.
Taxes other than income
Taxes other than income are primarily related to ad valorem taxes on the Company’s midstream assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Reconciliation of net income (loss) including noncontrolling interests
Net income (loss) including noncontrolling interests	$17,662	$(5,498)	$(9,130)	$230
Add:
Financing costs, net of capitalized interest	292	478	565	986
Depreciation and accretion	4,062	9,107	7,976	16,758
Unrealized derivative instrument loss	10,585	—	72,569	—
Equity method interests Adjusted EBITDA	28,231	(60)	51,917	166
Other	—	—	290	—
Less:
Gain on sale of assets, net	264	—	76	—
Interest income	2	806	9	2,967
Income (loss) from equity method interests, net	16,923	(1,297)	33,221	(1,028)
Income tax benefit	—	430	696	5
Other	2	—	2	—
Adjusted EBITDA	$43,641	$4,088	$90,183	$16,196

Results of Operations

The following table presents the Company’s results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
REVENUES:
Midstream services revenue — affiliate	$31,616	$24,139	$72,383	$57,985
Total revenues	31,616	24,139	72,383	57,985
COSTS AND EXPENSES:
Operations and maintenance	9,508	14,005	20,099	30,403
General and administrative	2,988	2,081	7,166	5,072
Depreciation and accretion	4,062	9,107	7,976	16,758
Taxes other than income	3,347	3,888	6,790	6,463
Total costs and expenses	19,905	29,081	42,031	58,696
OPERATING INCOME (LOSS)	11,711	(4,942)	30,352	(711)
OTHER INCOME (LOSS):
Unrealized derivative instrument loss	(10,585)	—	(72,569)	—
Interest income	2	806	9	2,967
Income (loss) from equity method interests, net	16,923	(1,297)	33,221	(1,028)
Other	(97)	(17)	(274)	(17)
Total other income (loss)	6,243	(508)	(39,613)	1,922
Financing costs, net of capitalized interest	292	478	565	986
NET INCOME (LOSS) BEFORE INCOME TAXES	17,662	(5,928)	(9,826)	225
Current income tax benefit	—	—	(696)	—
Deferred income tax benefit	—	(430)	—	(5)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	17,662	(5,498)	(9,130)	230
Net income attributable to Preferred Unit limited partners	18,764	4,143	37,026	4,143
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(1,102)	(9,641)	(46,156)	(3,913)
Net loss attributable to Apache limited partner	(847)	(7,348)	(36,048)	(2,720)
NET LOSS ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS	$(255)	$(2,293)	$(10,108)	$(1,193)
KEY PERFORMANCE METRICS:
Adjusted EBITDA(1)	$43,641	$4,088	$90,183	$16,196
OPERATING DATA:
Average throughput volumes of natural gas (MMcf/d)	434	363	505	463
Average volumes of natural gas processed (MMcf/d)	429	363	500	463

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

Since the Company commenced operations in the second quarter of 2017, its only significant customer has been Apache. Altus Midstream is pursuing similar long-term commercial service contracts with third-parties that could be accommodated by existing capacity. Altus’ midstream service agreements with Apache contain no minimum volume commitments, and as such, future results of operations may be materially impacted by Apache’s production volumes from Alpine High and Altus’ ability to contract third-party business. Refer to Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, Part II, Item 1A—Risk Factors of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, and Part I, Item 3—Quantitative and Qualitative Disclosures About Market Risk and Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q, for further discussion.

Midstream Revenues
The following table summarizes the Company’s revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
REVENUES:
Midstream services revenue — affiliate	$31,616	$24,139	$72,383	$57,985
Total revenues	$31,616	$24,139	$72,383	$57,985
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
Three months ended June 30, 2020 as compared to three months ended June 30, 2019
Midstream services revenue from affiliate increased by $7.5 million to $31.6 million for the three months ended June 30, 2020, as compared to $24.1 million for the three months ended June 30, 2019. The increase was primarily driven by higher throughput of rich natural gas volumes due to increased capacity as a result of the three cryogenic processing trains coming on line starting in the second quarter of 2019.
Six months ended June 30, 2020 as compared to six months ended June 30, 2019
Midstream services revenue from affiliate increased by $14.4 million to $72.4 million for the six months ended June 30, 2020, as compared to $58.0 million for the six months ended June 30, 2019. The increase was primarily driven by higher throughput of rich natural gas volumes due to increased capacity as a result of the three cryogenic processing trains coming on line starting in the second quarter of 2019.
Costs and Expenses
The following table summarizes the Company’s costs and expenses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Operations and maintenance	$9,508	$14,005	$20,099	$30,403
General and administrative	2,988	2,081	7,166	5,072
Depreciation and accretion	4,062	9,107	7,976	16,758
Taxes other than income	3,347	3,888	6,790	6,463
Total costs and expenses	$19,905	$29,081	$42,031	$58,696
Three months ended June 30, 2020 as compared to three months ended June 30, 2019
Operations and maintenance
Operations and maintenance expenses decreased by $4.5 million to $9.5 million for the three months ended June 30, 2020, as compared to $14.0 million for the three months ended June 30, 2019, primarily driven by increased operational efficiency as a result of transitioning from mechanical refrigeration units to the Company’s centralized Diamond cryogenic complex starting in the second quarter of 2019. The transition resulted in decreases in employee-related costs, contract labor, lower supplies expenses, and lower equipment rentals. These savings are coupled with an overall decrease in Company labor from headcount reductions.

General and administrative
G&A expense increased by $0.9 million to $3.0 million for the three months ended June 30, 2020, as compared to $2.1 million for the three months ended June 30, 2019, primarily driven by higher employee-related costs charged to Altus by Apache under the terms of the COMA, insurance costs, and incentive and stock compensation.
Depreciation and accretion
Depreciation and accretion expense decreased by $5.0 million to $4.1 million for the three months ended June 30, 2020, as compared to $9.1 million for the three months ended June 30, 2019. The decrease was a result of impairments recorded on the carrying value of the property, plant, and equipment at the end of 2019.
Taxes other than income
The decrease in taxes other than income was driven by changes related to ad valorem taxes, which decreased by $0.5 million to $3.3 million for the three months ended June 30, 2020, as compared to $3.8 million for the three months ended June 30, 2019. The $0.5 million decrease reflect adjustments in estimated tax assessments related to the completion of construction and capacity utilization of certain assets.
Six months ended June 30, 2020 as compared to six months ended June 30, 2019
Operations and maintenance
Operations and maintenance expenses decreased by $10.3 million to $20.1 million for the six months ended June 30, 2020, as compared to $30.4 million for the six months ended June 30, 2019, primarily driven by increased operational efficiency as a result of transitioning from mechanical refrigeration units to the Company’s centralized Diamond cryogenic complex starting in the second quarter of 2019. The transition resulted in decreases in employee-related costs, contract labor, lower supplies expenses, and lower equipment rentals. These savings are coupled with an overall decrease in Company labor from headcount reductions.
General and administrative
G&A expense increased by $2.1 million to $7.2 million for the six months ended June 30, 2020, as compared to $5.1 million for the six months ended June 30, 2019, primarily driven by higher expenses incurred related to professional fees, higher employee-related costs charged to Altus by Apache under the terms of the COMA, insurance and severance costs. These increases were partially offset by lower incentive and stock compensation.
Depreciation and accretion
Depreciation and accretion expense decreased by $8.8 million to $8.0 million for the six months ended June 30, 2020, as compared to $16.8 million for the six months ended June 30, 2019. The decrease was a result of impairments recorded to the carrying value of the property, plant, and equipment at the end of 2019.
Taxes other than income
The increase in taxes other than income was driven by ad valorem taxes, which increased by $0.3 million to $6.6 million for the six months ended June 30, 2020, as compared to $6.3 million for the six months ended June 30, 2019.

Other Income (Loss) and Financing Costs, Net of Capitalized Interest
The components of other income, other loss and financing costs, net of capitalized interest are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Unrealized derivative instrument loss	$(10,585)	$—	$(72,569)	$—
Interest income	2	806	9	2,967
Income (loss) from equity method interests, net	16,923	(1,297)	33,221	(1,028)
Other	(97)	(17)	(274)	(17)
Total other income (loss)	$6,243	$(508)	$(39,613)	$1,922

Interest expense	$2,007	$1,030	$5,365	$1,739
Amortization of deferred facility fees	292	221	565	415
Capitalized interest	(2,007)	(773)	(5,365)	(1,168)
Financing costs, net of capitalized interest	$292	$478	$565	$986
Unrealized derivative instrument loss
During the three and six months ended June 30, 2020, the Company recognized an unrealized loss of $10.6 million and $72.6 million, respectively, in relation to an embedded feature identified upon the issuance and sale of Series A Cumulative Redeemable Preferred Units (the Preferred Units) in the second quarter of 2019. The associated derivative is recorded on the consolidated balance sheet at fair value. The fair value of the embedded derivative is determined (using an income approach) by a range of factors including: expected future interest rates using the Black-Karasinski model; the Company’s imputed interest rate; the timing of periodic cash distributions and dividend yields of the Preferred Units. The value of the derivative during the six months ended June 30, 2020 changed significantly based on the volatility of expected future interest rates, mainly given current macroeconomic factors associated with the COVID-19 pandemic and related governmental actions. Refer to Note 13—Fair Value Measurements within Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for further discussion.
Income from equity method interests, net
Income from equity method interests increased $18.2 million and $34.2 million for the three and six months ended June 30, 2020, respectively, as compared to the three and six months ended June 30, 2019. The increase was primarily generated from the Company’s proportionate share of net income in the GCX and Shin Oak pipelines, in which the Company owns a 16 percent and 33 percent interest, respectively. GCX was placed into service in September of 2019, and Shin Oak was in-service when the Company acquired its equity interest in the pipeline during the third quarter of 2019.
Interest Income
Interest income decreased $0.8 million and $3.0 million for the three and six months ended June 30, 2020, respectively, as compared to the three and six months ended June 30, 2019, as a result of a decrease in cash and cash equivalents.
Financing costs, net of capitalized interest
Financing costs incurred, net of capitalized interest, decreased $0.2 million and $0.4 million for the three and six months ended June 30, 2020, respectively, as compared to the three and six months ended June 30, 2019. The decrease is primarily driven by the expiration of the finance lease obligation in January 2020, for which its interest expense was not eligible to be capitalized. The decrease in interest expense, net of capitalized interest, was slightly offset by higher amortization of fees on increased draw downs on the revolving credit facility.

Provision for Income Taxes
During the three and six months ended June 30, 2020, the Company recognized a current income tax benefit of nil and $0.7 million, respectively, as compared to nil for the three and six months ended June 30, 2019. On March 27, 2020, the President signed into law the Coronavirus Aid, Relief and Economic Security Act (CARES Act) in response to the COVID-19 pandemic. Under the CARES Act, 100 percent of net operating losses arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five preceding tax years of such loss. In the first quarter of 2020, the Company recorded a current income tax benefit of $0.7 million associated with a net operating loss carryback claim.
The Company recorded no deferred income tax expense during the three and six months ended June 30, 2020, as compared to $0.4 million and nil for the three and six months ended June 30, 2019, respectively. The reduction to deferred income tax expense in the first and second quarter of 2020 is the result of an increase in valuation allowance against the Company’s deferred tax assets.
Key Performance Metrics
Three months ended June 30, 2020 as compared to three months ended June 30, 2019
Net income before income taxes was $17.7 million for the three months ended June 30, 2020, an increase of $23.6 million from a net loss before income taxes of $5.9 million for the three months ended June 30, 2019. In addition to the movements in relation to Adjusted EBITDA discussed below, the net income before income taxes was impacted by a $10.6 million increase to expense related to the fair value measurement of an embedded derivative at June 30, 2020. Adjusted EBITDA increased by $39.5 million for the three months ended June 30, 2020 compared to the prior year period, primarily due to a $28.3 million increase in the Company’s proportionate share of EBITDA generated by its equity method interests, a $7.5 million increase in midstream services revenue from affiliate coupled with a $4.5 million decrease in operations and maintenance expenses and a $0.5 million decrease in taxes other than income. These amounts were offset by individually insignificant increases, in aggregate, of $1.3 million to G&A and other expenses.
Six months ended June 30, 2020 as compared to six months ended June 30, 2019
Net loss before income taxes was $9.8 million for the six months ended June 30, 2020, a decrease of $10.1 million from a net income before income taxes of $0.2 million for the six months ended June 30, 2019. In addition to the movements in relation to Adjusted EBITDA discussed below, the net loss before income taxes was primarily driven by a $72.6 million increase to expense related to the fair value measurement of an embedded derivative at June 30, 2020. Adjusted EBITDA increased by $74.0 million for the six months ended June 30, 2020 compared to the prior year period, primarily due to a $51.8 million increase in the Company’s proportionate share of EBITDA generated by its equity method interests, a $14.4 million increase in midstream services revenue from affiliate coupled with a $10.3 million decrease in operations and maintenance expenses. These amounts were offset by individually insignificant increases, in aggregate, of $2.5 million to G&A and other expenses.

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
During the six months ended June 30, 2020, the Company’s primary sources of cash were borrowings under the revolving credit facility, cash generated from operations, distributions from equity method interests, and proceeds from sale of assets. Based on Altus’ current financial plan and related assumptions, the Company believes that cash from operations, a reduced capital program for its midstream infrastructure, and distributions from equity method interests will begin to generate operating cash flows in excess of capital expenditures by the first quarter of 2021.
Given the recent crude oil price collapse on lower demand and economic activity resulting from the COVID-19 pandemic and related governmental actions, the Company continues to monitor expected natural gas throughput volumes from Apache and capacity utilization of its Equity Method Interest Pipelines. Projections for 2020 and 2021 remain dynamic. Altus' results, including projections related to capital resources and liquidity, could be materially affected by the continuing COVID-19 pandemic.
Altus Midstream Capital Requirements
During the six months ended June 30, 2020 and 2019, capital spending for midstream infrastructure assets totaled $26.5 million and $259.3 million, respectively. Management believes its existing gathering, processing, and transmission infrastructure capacity is capable of fulfilling its midstream contracts to service Apache’s production from Alpine High and any potential third-party customers. As such, the Company expects remaining capital requirements for its existing infrastructure assets during 2020 to be primarily related to maintenance of these assets.
Additionally, during the six months ended June 30, 2020 and 2019, the Company made cash contributions of $154.4 million and $438.4 million, respectively, for certain of its Equity Method Interest Pipelines as described below:

•
A 16.0 percent interest in GCX, which delivers natural gas from the Waha area in West Texas to Agua Dulce near the Texas Gulf Coast. Full commercial service began at the end of September 2019, and the total capacity of 2.0 Bcf/d is fully subscribed under long-term contracts.

•
A 15.0 percent interest in EPIC, which began full service during the second quarter of 2020. The pipeline has initial capacity of approximately 600 MBbl/d and transports crude oil from Orla, Texas to the Port of Corpus Christi, Texas.

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

•
A 33.0 percent interest in Shin Oak, which transports NGLs primarily from the Permian Basin to Mont Belvieu, Texas. Shin Oak, which was in-service when the Company acquired its equity interest in the pipeline during the third quarter of 2019, has capacity of approximately 550 MBbl/d.

With Shin Oak, GCX, and EPIC already in service, the Company anticipates that its existing capital resources will be sufficient to fund the Company’s continuing obligations, primarily related to the remaining construction of PHP.

Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented.

	For the Six Months Ended June 30,
	2020	2019

	(In thousands)
Sources of cash and cash equivalents:
Redeemable noncontrolling interest — Preferred Unit limited partners, net	$—	$611,249
Proceeds from revolving credit facility	97,000	—
Proceeds from sale of assets	6,773	—
Capital distributions from equity method interests	4,211	—
Net cash provided by operating activities	86,797	21,688
	$194,781	$632,937
Uses of cash and cash equivalents:
Capital expenditures(1)	$(26,520)	$(259,295)
Contributions to and acquisition of equity method interests	(154,386)	(438,403)
Finance lease payments	(11,789)	(7,462)
Deferred facility fees	(816)	(792)
Capitalized interest paid	(5,373)	—
	(198,884)	(705,952)
Decrease in cash and cash equivalents	$(4,103)	$(73,015)

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this document, which include accruals.
Liquidity
The following table presents a summary of the Company’s key financial indicators at the dates presented:

	June 30, 2020	December 31, 2019

	(In thousands)
Cash and cash equivalents	$1,880	$5,983
Total debt	493,000	405,767
Available committed borrowing capacity	307,000	404,000
Cash and cash equivalents
As of June 30, 2020 and December 31, 2019, the Company had $1.9 million and $6.0 million, respectively, in cash and cash equivalents. The majority of the cash is invested in highly liquid, investment-grade instruments with maturities of three months or less at the time of purchase.
Debt
As of June 30, 2020 and December 31, 2019, the Company had debt outstanding totaling $493.0 million and $405.8 million, respectively. At December 31, 2019, $9.8 million of debt outstanding was related to a finance lease obligation which expired during the first quarter of 2020.
Available credit facilities
In November 2018, Altus Midstream entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream’s two, one-year extension options). The agreement for this revolving credit facility, as amended (the Amended Credit Agreement), provides aggregate commitments from a syndicate of banks of $800.0 million. The aggregate commitments include a letter of credit subfacility of up to $100.0 million and a swingline loan subfacility of up to $100.0 million. Altus Midstream may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of June 30, 2020 and December 31, 2019, total outstanding borrowings were $493.0 million and $396.0 million, respectively, and no letters of credit were outstanding under this facility.

Altus Midstream’s revolving credit facility is unsecured and is not guaranteed by the Company, Apache, or any of their respective subsidiaries.
At Altus Midstream’s option, the interest rate per annum for borrowings under this amended credit facility is either a base rate, as defined, plus a margin, or the London Interbank Offered Rate (LIBOR), plus a margin. Altus Midstream also pays quarterly a facility fee at a rate per annum on total commitments. The margins and the facility fee vary based upon (i) the Leverage Ratio (as defined below) until Altus Midstream has a senior long-term debt rating and (ii) such senior long-term debt rating once it exists. The Leverage Ratio is the ratio of (1) the consolidated indebtedness of Altus Midstream and its restricted subsidiaries to (2) EBITDA (as defined in the Amended Credit Agreement) of Altus Midstream and its restricted subsidiaries for the 12-month period ending immediately before the determination date. At June 30, 2020, the base rate margin was 0.05 percent, the LIBOR margin was 1.05 percent, and the facility fee was 0.20 percent. In addition a commission is payable quarterly to the lenders on the face amount of each outstanding letter of credit at a per annum rate equal to the LIBOR margin then in effect. Customary letter of credit fronting fees and other charges are payable to issuing banks.
The Amended Credit Agreement contains restrictive covenants that may limit the ability of Altus Midstream and its restricted subsidiaries to, among other things, incur additional indebtedness or guaranty indebtedness, sell assets, make investments in unrestricted subsidiaries, enter into mergers, make certain payments and distributions, incur liens on certain property securing indebtedness, and engage in certain other transactions without the prior consent of the lenders. Altus Midstream also is subject to a financial covenant under the Amended Credit Agreement, which requires it to maintain a Leverage Ratio not exceeding 5.00:1.00 at the end of any fiscal quarter, starting with the quarter ended December 31, 2019, except that during the period of up to one year following a qualified acquisition, the Leverage Ratio cannot exceed 5.50:1.00 at the end of any fiscal quarter. Unless the Leverage Ratio is less than or equal to 4.00:1.00, the Amended Credit Agreement limits distributions in respect of Altus Midstream LP’s capital to $30 million per calendar year until either (i) the consolidated net income of Altus Midstream LP and its restricted subsidiaries, as adjusted pursuant to the Amended Credit Agreement, for three consecutive calendar months equals or exceeds $350.0 million on an annualized basis or (ii) Altus Midstream LP has a specified senior long-term debt rating; in addition, before the occurrence of one of those two events, the Leverage Ratio must be less than or equal to 5.00:1.00. In no event can any distribution be made that would, after giving effect to it on a pro forma basis, result in a Leverage Ratio greater than (i) 5.00:1.00 or (ii) for a specified period after a qualifying acquisition, 5.50:1.00. The Leverage Ratio as of June 30, 2020 was less than 4.00:1.00.
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
There are no clauses in the Amended Credit Agreement that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes. The Amended Credit Agreement has no drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreement allows the lenders to accelerate payment maturity and terminate lending and issuance commitments for nonpayment and other breaches, and if Altus Midstream or any of its restricted subsidiaries defaults on other indebtedness in excess of the stated threshold, is insolvent, or has any unpaid, non-appealable judgment against it for payment of money in excess of the stated threshold. Lenders may also accelerate payment maturity and terminate lending and issuance commitments if Altus Midstream undergoes a specified change in control or has specified pension plan liabilities in excess of the stated threshold. Altus Midstream was in compliance with the terms of the Amended Credit Agreement as of June 30, 2020.
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

Off-Balance Sheet Arrangements

Other than the arrangements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, the Company has not entered into any transactions, agreements, or other contractual arrangements with unconsolidated entities that are reasonably likely to materially affect the Company’s liquidity or capital resource positions.

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
Commodity Price Risk
Currently, essentially all of the Company’s midstream service agreements are fee-based, with no direct commodity price exposure to oil, natural gas, or NGLs, and only an immaterial portion of the agreements are based on the underlying value of a commodity. However, the Company is indirectly exposed to adverse changes in commodity prices through Apache and potential third-party customers’ economic decisions to develop and produce oil and natural gas from which Altus receives revenues for providing gathering, processing, and transmission services.
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
Interest Rate Risk
At June 30, 2020, Altus had $493.0 million of loans outstanding under its revolving credit facility. The interest rate for the facility is variable, which exposes the Company to the risk of increased interest expense in the event of increases to short-term interest rates. If interest rates increased by 1.0 percent, consolidated interest expense would have increased by approximately $1.2 million for the quarter ended June 30, 2020. Accordingly, the results of operations, cash flows, financial condition, and the ability to make cash distributions could be adversely affected by significant increases in interest rates. Altus currently has no interest rate derivative instruments outstanding, but the Company continues to monitor its interest rate exposure and may enter into interest rate derivative instruments in the future if it determines that it is necessary to invest in such instruments in order to mitigate its interest rate risk.
Credit Risk
The Company is subject to credit risk resulting from nonpayment or nonperformance by, or the insolvency or liquidation of, Apache and current and potential third-party customers. Any increase in the nonpayment and nonperformance by, or the insolvency or liquidation of, the Company’s customers could adversely affect the Company’s results of operations.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and the Company’s Chief Financial Officer and Treasurer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, including any changes related to the COVID-19 pandemic and the transition to a remote working environment.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not aware of any pending or threatened legal proceedings against it at the time of the filing of this Quarterly Report on Form 10-Q.

On April 30, 2020, a case styled Sierra Club v. US Army Corp of Engineers et al. was filed in the United States District Court, Western District of Texas. Plaintiff seeks to invalidate verifications issued by the Army Corps of Engineers allowing Permian Highway Pipeline LLC to conduct dredging and filling activities and to enjoin certain further dredging and other ground disturbing activities in jurisdictional waters. Permian Highway Pipeline LLC has intervened in the suit in defense of the verifications and in opposition to any injunctive relief. The Company has a minority equity interest in Permian Highway Pipeline LLC.

ITEM 1A. RISK FACTORS
Please refer to Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, Part II, Item 1A-Risk Factors of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, and Part I, Item 3—Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q.
The global economy and the energy industry have been deeply impacted by the effects of the coronavirus disease 2019 (COVID-19) pandemic and related governmental actions. Uncertainty in the oil markets and the negative demand implications of the COVID-19 pandemic continue to impact oil supply and demand. The COVID-19 pandemic and its unprecedented consequences have amplified certain risks identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, including, without limitation, risks related to: the demand for and prices of oil, natural gas, and NGLs; economic and competitive conditions; the availability of capital; cash flow and the timing of expenditures; inflation rates; the availability of goods and services; legislative, regulatory or policy changes; terrorism or cyberattacks; property acquisitions or divestitures; the impact of health and safety and other governmental regulations; the effectiveness of the Company’s business strategy; market-related risks; the timing, amount and terms of the future issuances of debt and equity securities; the completion and performance of the third-party pipelines in which the Company holds a minority equity interest; and the Company’s exposure to customer, partner, and counterparty credit risk. Given the uncertainty regarding the duration and scope of the COVID-19 pandemic and its prolonged impact on the global economy and the energy industry, there can be no assurance that the pandemic will not materially and adversely affect the Company’s business, financial condition, cash flows, and results of operations in the future.
Any discussion of the impact of the COVID-19 pandemic included in this Quarterly Report on Form 10-Q speaks only as of the filing date of this Quarterly Report on Form 10-Q and is subject to change without notice, as the Company cannot predict all risks related to this rapidly evolving event.
ITEM 5. OTHER INFORMATION
The registrant elects to disclose under this Item 5 the following information otherwise disclosable in a report on Form 8-K under “Item 1.01 Entry into a Material Definitive Agreement”:
Effective July 27, 2020, Apache Corporation, a Delaware corporation (“Landlord”), and Altus Midstream LP, a Delaware limited partnership (“Tenant”), entered into a First Amendment to Lease Agreement (the “First Amendment”), which amends the Lease Agreement between Landlord and Tenant, dated effective November 9, 2018 (the “Lease”). Altus Midstream Company, a Delaware corporation (the “Company”), indirectly controls, and owns an equity interest in, Tenant. Landlord owns an equity interest in Tenant and a controlling equity interest in the Company.

The Lease covers Tenant’s lease from Landlord of certain real property and buildings in Reeves County, Texas for an initial term of four years expiring in November 2022. To accommodate Tenant’s desire to vacate the leased premises, the First Amendment provides for termination of the Lease with respect to all or any portion of the leased premises which Landlord may sell, with a pro rata rent reduction if Landlord sells less than all of the leased premises. The First Amendment also terminates Tenant’s conditional right to use a man-camp on land owned by Landlord near the leased premises.
The foregoing summary of the First Amendment and the Lease does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the First Amendment, a copy of which is filed as Exhibit 10.2 to this report, and the Lease, a copy of which is filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 13, 2018, each of which is incorporated herein by reference.

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
First Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 1, 2020, SEC File No. 001-38048).

3.3	–	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed on March 7, 2017, SEC File No. 333-216514).
10.1*	–	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Altus Midstream LP, dated as of June 30, 2020.
10.2*	–	First Amendment to Lease Agreement, dated effective July 27, 2020, by and between Apache Corporation and Altus Midstream LP.
31.1*	–	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	–	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	–	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.
101*	–
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income (Loss), (iii) Consolidated Balance Sheet, (iv) Statement of Consolidated Cash Flows, (v) Statement of Consolidated Changes in Equity and Noncontrolling Interests and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ALTUS MIDSTREAM COMPANY

Dated:	July 30, 2020	/s/ Ben C. Rodgers
Ben C. Rodgers
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated:	July 30, 2020	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)