Form 10-Q
period 2020-09-30
Altus Midstream Co
filed 2020-11-05
CIK 1692787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s Class A common stock, par value $0.0001 per share issued and outstanding as of October 31, 2020	3,746,460
Number of shares of registrant’s Class C common stock, par value $0.0001 per share issued and outstanding as of October 31, 2020	12,500,000

i

FORWARD-LOOKING STATEMENTS AND RISK
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the Company’s examination of historical operating trends, production and growth forecasts of Apache Corporation’s Alpine High field development and other data in the Company’s possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “might,” “outlook,” “possibly,” “potential,” “prospect,” “should,” “would,” or similar terminology, but the absence of these words does not mean that a statement is not forward looking. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable under the circumstances, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, its assumptions about:

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

•	other risks and uncertainties disclosed in the Company’s third-quarter 2020 earnings release;

•	other factors disclosed under Part II, Item 1A-Risk Factors in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020;

•	other factors disclosed under Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q; and

•	any other factors disclosed in the other filings that the Company makes with the Securities and Exchange Commission (SEC).
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands, except per share data)
REVENUES:
Midstream services revenue — affiliate (Note 2)	$38,869	$34,009	$111,252	$91,994
Product sales — third parties	1,303	—	1,900	—
Total revenues	40,172	34,009	113,152	91,994
COSTS AND EXPENSES:
Costs of product sales	1,177	—	1,693	—
Operations and maintenance(1)	8,960	13,063	29,059	43,466
General and administrative(2)	2,936	3,242	10,102	8,314
Depreciation and accretion	4,008	11,710	11,984	28,468
Impairments	—	9,338	—	9,338
Taxes other than income	4,143	3,239	10,933	9,702
Total costs and expenses	21,224	40,592	63,771	99,288
OPERATING INCOME (LOSS)	18,948	(6,583)	49,381	(7,294)
OTHER INCOME (LOSS):
Unrealized derivative instrument loss	(3,533)	(3,769)	(76,102)	(3,769)
Interest income	—	617	9	3,584
Income from equity method interests, net	14,320	1,564	47,541	536
Other	—	—	(355)	(17)
Total other income (loss)	10,787	(1,588)	(28,907)	334
Financing costs, net of capitalized interest	413	522	978	1,508
NET INCOME (LOSS) BEFORE INCOME TAXES	29,322	(8,693)	19,496	(8,468)
Current income tax benefit	—	—	(696)	—
Deferred income tax benefit	—	(505)	—	(510)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	29,322	(8,188)	20,192	(7,958)
Net income attributable to Preferred Unit limited partners	19,332	17,480	56,358	21,623
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	9,990	(25,668)	(36,166)	(29,581)
Net income (loss) attributable to Apache limited partner	7,687	(20,804)	(28,361)	(23,524)
NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS	$2,303	$(4,864)	$(7,805)	$(6,057)

NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS, PER SHARE(3)
Basic	$0.61	$(1.30)	$(2.08)	$(1.62)
Diluted	$0.30	$(1.48)	$(2.23)	$(1.72)
WEIGHTED AVERAGE SHARES(3)
Basic	3,746	3,746	3,746	3,746
Diluted	97,355	16,246	16,246	16,246

(1)
Includes amounts of $1.2 million and $2.2 million associated with related parties for the three months ended September 30, 2020 and 2019, respectively, and $4.0 million and $7.1 million for the nine months ended September 30, 2020 and 2019, respectively. Refer to Note 2—Transactions with Affiliates.

(2)
Includes amounts of $1.6 million and $2.1 million associated with related parties for the three months ended September 30, 2020 and 2019, respectively, and $5.1 million and $4.7 million for the nine months ended September 30, 2020 and 2019, respectively. Refer to Note 2—Transactions with Affiliates.

(3)	Share and per share amounts have been retroactively restated to reflect the Company’s reverse stock split, which was effected June 30, 2020. Refer to Note 9—Equity for further information.

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	$29,322	$(8,188)	$20,192	$(7,958)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Share of equity method interests other comprehensive income (loss)	681	(591)	(113)	(1,634)
COMPREHENSIVE INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	30,003	(8,779)	20,079	(9,592)
Comprehensive income attributable to Preferred Unit limited partners	19,332	17,480	56,358	21,623
Comprehensive income (loss) attributable to Apache limited partner	8,211	(21,282)	(28,448)	(24,845)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS	$2,460	$(4,977)	$(7,831)	$(6,370)

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2020	2019

	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,983	$5,983
Accounts receivable	556	—
Accounts receivable from Apache Corporation (Note 1)	1,213	5,195
Revenue receivables (Note 3)	11,975	15,461
Inventories	3,661	4,027
Prepaid assets and other	999	1,071
	20,387	31,737
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	215,402	207,270
Less: Accumulated depreciation and amortization	(10,092)	(1,468)
	205,310	205,802
OTHER ASSETS:
Equity method interests	1,524,410	1,258,048
Deferred charges and other	6,263	5,267
	1,530,673	1,263,315
Total assets	$1,756,370	$1,500,854

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY
CURRENT LIABILITIES:
Current debt (Note 5)	$—	$9,767
Other current liabilities (Note 6)	16,544	23,925
	16,544	33,692
LONG-TERM DEBT	580,000	396,000
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Asset retirement obligation	63,043	60,095
Embedded derivative	179,031	102,929
Other non-current liabilities	5,711	4,614
	247,785	167,638
Total liabilities	844,329	597,330

COMMITMENTS AND CONTINGENCIES (Note 7)

Redeemable noncontrolling interest — Apache limited partner	238,842	701,000
Redeemable noncontrolling interest — Preferred Unit limited partners	600,395	555,599

EQUITY:
Class A Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 3,746,460 shares issued and outstanding at September 30, 2020 and December 31, 2019(1)	1	1
Class C Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 12,500,000 shares issued and outstanding at September 30, 2020 and December 31, 2019(1)	1	1
Additional paid-in capital	473,532	39,822
Accumulated deficit	(400,438)	(392,633)
Accumulated other comprehensive loss	(292)	(266)
	72,804	(353,075)
Total liabilities, noncontrolling interests, and equity	$1,756,370	$1,500,854

(1)	Share amounts have been retroactively restated to reflect the Company’s reverse stock split, which was effected June 30, 2020. Refer to Note 9—Equity for further information.
The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interests	$20,192	$(7,958)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized derivative instrument loss	76,102	3,769
Depreciation and accretion	11,984	28,468
Deferred income tax benefit	—	(510)
Income from equity method interests, net	(47,541)	(536)
Distributions from equity method interests	60,435	3,391
Impairments	—	9,338
Other	781	666
Changes in operating assets and liabilities:
(Increase) decrease in inventories	366	(676)
Decrease in prepaid assets and other	72	237
Increase in accounts receivable	(556)	—
(Increase) decrease in revenue receivables (Note 2)	3,486	(798)
(Increase) decrease in account receivables from/payable to affiliate	917	(5,011)
Increase in accrued expenses	11,145	9,056
Increase in deferred charges, deferred credits, and other noncurrent liabilities	64	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	137,447	39,436

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures(1)	(29,540)	(307,010)
Proceeds from sale of assets	7,629	—
Contributions to equity method interests	(286,227)	(337,412)
Distributions from equity method interests	14,235	—
Acquisition of equity method interests	—	(670,625)
Capitalized interest paid	(7,377)	—
NET CASH USED IN INVESTING ACTIVITIES	(301,280)	(1,315,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redeemable noncontrolling interest — Preferred Unit limited partners, net	—	611,249
Distributions paid to Preferred Unit limited partners	(11,562)	—
Proceeds from revolving credit facility	184,000	235,000
Finance lease	(11,789)	(17,187)
Deferred facility fees	(816)	(792)
NET CASH PROVIDED BY FINANCING ACTIVITIES	159,833	828,270

DECREASE IN CASH AND CASH EQUIVALENTS	(4,000)	(447,341)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,983	449,935
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,983	$2,594
SUPPLEMENTAL CASH FLOW DATA:
Accrued capital expenditures(2)	$256	$24,306
Finance lease liability(3)	—	29,000
Interest paid, net of capitalized interest	94	685
Cash received for income tax refunds	696	—

(1)
Following the Business Combination (as defined herein), capital expenditure amounts represent the portion of the total settlements with Apache in the period that are capital in nature, pursuant to the terms of the Construction, Operations and Maintenance Agreement (COMA). Refer to Note 1—Summary of Significant Accounting Policies and Note 2—Transactions with Affiliates for more information.

(2)
Includes $0.3 million and $0.6 million due from Apache as of September 30, 2020 and 2019, respectively, pursuant to the terms of the COMA. Refer to Note 2—Transactions with Affiliates for more information.

(3)
The Company entered into a finance lease in the first quarter of 2019 for power generators, which ended during the first quarter of 2020. The Company then exercised its option to purchase the generators.

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Redeemable Noncontrolling Interest — Preferred Unit Limited Partners(1)	Redeemable Noncontrolling Interest — Apache Limited Partner	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
			Shares(2)	Amount	Shares(2)	Amount

	(In thousands)		(In thousands)

For the Quarter Ended September 30, 2019
Balance at June 30, 2019	$520,933	$1,272,652	3,746	$1	12,500	$1	$473,532	$(24,156)	$(200)	$449,178
Net income (loss)	17,480	(20,804)	—	—	—	—	—	(4,864)	—	(4,864)
Accumulated other comprehensive loss	—	(478)	—	—	—	—	—	—	(113)	(113)
Balance at September 30, 2019	$538,413	$1,251,370	3,746	$1	12,500	$1	$473,532	$(29,020)	$(313)	$444,201

For the Quarter Ended September 30, 2020
Balance at June 30, 2020	$592,625	$230,631	3,746	$1	12,500	$1	$473,532	$(402,741)	$(449)	$70,344
Distributions paid to Preferred Unit limited partners	(11,562)	—	—	—	—	—	—	—	—	—
Net income	19,332	7,687	—	—	—	—	—	2,303	—	2,303
Accumulated other comprehensive income	—	524	—	—	—	—	—	—	157	157
Balance at September 30, 2020	$600,395	$238,842	3,746	$1	12,500	$1	$473,532	$(400,438)	$(292)	$72,804

(1)	Certain redemption features embedded within the Preferred Units require bifurcation and measurement at fair value. For further detail, refer to Note 10—Series A Cumulative Redeemable Preferred Units.

(2)	Share amounts have been retroactively restated to reflect the Company’s reverse stock split, which was effected June 30, 2020. Refer to Note 9—Equity for further information.

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS — (Continued)
(Unaudited)

	Redeemable Noncontrolling Interest — Preferred Unit Limited Partners(1)	Redeemable Noncontrolling Interest — Apache Limited Partner	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
			Shares(2)	Amount	Shares(2)	Amount

	(In thousands)		(In thousands)

For the Nine Months Ended September 30, 2019
Balance at December 31, 2018	$—	$1,940,500	3,746	$1	12,500	$1	$30	$(213,746)	$—	$(213,714)
Issuance of Series A Cumulative Redeemable Preferred Units	516,790	—	—	—	—	—	—	—	—	—
Net income (loss)	21,623	(23,524)	—	—	—	—	—	(6,057)	—	(6,057)
Change in redemption value of noncontrolling interests	—	(664,285)	—	—	—	—	473,502	190,783	—	664,285
Accumulated other comprehensive loss	—	(1,321)	—	—	—	—	—	—	(313)	(313)
Balance at September 30, 2019	$538,413	$1,251,370	3,746	$1	12,500	$1	$473,532	$(29,020)	$(313)	$444,201

For the Nine Months Ended September 30, 2020
Balance at December 31, 2019	$555,599	$701,000	3,746	$1	12,500	$1	$39,822	$(392,633)	$(266)	$(353,075)
Distributions paid to Preferred Unit limited partners	(11,562)	—	—	—	—	—	—	—	—	—
Net income (loss)	56,358	(28,361)	—	—	—	—	—	(7,805)	—	(7,805)
Change in redemption value of noncontrolling interests	—	(433,710)	—	—	—	—	433,710	—	—	433,710
Accumulated other comprehensive loss	—	(87)	—	—	—	—	—	—	(26)	(26)
Balance at September 30, 2020	$600,395	$238,842	3,746	$1	12,500	$1	$473,532	$(400,438)	$(292)	$72,804

(1)	Certain redemption features embedded within the Preferred Units require bifurcation and measurement at fair value. For further detail, refer to Note 10—Series A Cumulative Redeemable Preferred Units.

(2)	Share amounts have been retroactively restated to reflect the Company’s reverse stock split, which was effected June 30, 2020. Refer to Note 9—Equity for further information.

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
New Pronouncements Issued But Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)” to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. This update is effective for Altus beginning in the first quarter of 2022, with early adoption permitted, using either the modified or fully retrospective method with a cumulative effect adjustment to the opening balance of retained earnings. The Company is evaluating the effect of adoption of the ASU and does not believe it will have a material impact on its financial statements.
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
Cost and Expenses
The Company has no employees, and prior to the Business Combination, the Company had no banking or cash management facilities. As such, the Company has contracted with Apache to receive certain operational, maintenance, and management services. In accordance with the terms of these agreements, the Company incurred operations and maintenance expenses of $1.2 million and $2.2 million for the three months ended September 30, 2020 and 2019, respectively, and $4.0 million and $7.1 million for the nine months ended September 30, 2020 and 2019, respectively. The Company incurred general and administrative (G&A) expenses of $1.6 million and $2.1 million for the three months ended September 30, 2020 and 2019, respectively, and $5.1 million and $4.7 million for the nine months ended September 30, 2020 and 2019, respectively, including expenses related to the operational services agreement and the COMA as further described below. Further information on the related-party operating lease agreement in place during the period is also provided below.

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
Lease Agreement
Concurrent with the closing of the Business Combination, Altus Midstream entered into an operating lease agreement with Apache (the Lease Agreement) relating to the use of certain office buildings, warehouse and storage facilities located in Reeves County, Texas. Under the terms of the Lease Agreement, Altus Midstream shall pay to Apache on a monthly basis the sum of (i) a base rental charge of $44,500 and (ii) an amount based on Apache’s estimate of the annual costs it expects to incur in connection with the ownership, operation, repair, and/or maintenance of the facilities. The Company incurred total expenses of $0.2 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and $0.7 million and $0.8 million for the nine months ended September 30, 2020 and 2019, respectively, in relation to the Lease Agreement, which are included within operations and maintenance expenses. Unpaid amounts accrue interest until settled. The initial term of the Lease Agreement is four years and may be extended by Altus Midstream for three additional, consecutive periods of twenty-four months. To accommodate Altus Midstream’s desire to vacate the leased premises, the Lease Agreement was amended in July 2020 to provide for its termination  with respect to all or any portion of the leased premises which Apache may sell, with a pro rata rent reduction if Apache sells less than all of the leased premises.

3.    REVENUE RECOGNITION
The following table presents a disaggregation of the Company’s revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Gas gathering and compression	$5,352	$4,604	$15,466	$10,914
Gas processing	28,533	25,315	81,613	68,994
Transmission	3,861	3,388	11,262	11,219
NGL transmission	708	702	2,121	867
Other	415	—	790	—
Midstream services revenue — affiliate	38,869	34,009	111,252	91,994
Product sales — third parties	1,303	—	1,900	—
Total revenues	$40,172	$34,009	$113,152	$91,994

The Company primarily generates revenue from its contracts with customers for the gathering, compression, processing, and transmission, and sale of natural gas and NGLs in exchange for a fee per unit of volumes processed or delivered during a given month.
Midstream Services Revenue — Affiliate
Midstream services revenue is attributable to services performed for Apache pursuant to separate long-term commercial midstream agreements. As part of these agreements, substantially all of Apache’s natural gas production from its existing and future owned or controlled properties within the dedicated area of its entire Alpine High resource play is provided to the Company, so long as Apache has the right to market such product. Providing the related service on each volumetric unit represents a single, distinct performance obligation that is satisfied over time as services are rendered. The Company does not own or take title to the volumes it services under these agreements. Altus Midstream, in return for its performance, receives a fee per volumetric unit serviced during a given month. The related service fee charged per unit is set forth for each contract year, subject to yearly fee escalation recalculations.
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
Product Sales Revenue
Product sales revenues are attributable to the sale of purchased and processed NGL volumes with third party customers. As part of these agreements, Altus Midstream purchases volumes from a third party, which it then owns, controls and services, prior to ultimate sale to the customer. The physical delivery of each unit of quantity represents a single, distinct performance obligation that is satisfied at a point in time when control transfers to the customer, generally determined as the point of delivery. Prices are determined based on market-indexed values, adjusted for quality and other market-reflective differentials. As there are no provisions for minimum volume commitments and pricing is variable based on index values, revenue is measured by allocating an entirely variable market price to each performance obligation and recognized at a point in time when control is transferred to the customer. The transaction price is not constrained as variability is resolved prior to the recognition of revenue.
Sales revenues and associated expenses related to such third-party purchases are recorded as “Product sales — third parties” and “Costs of product sales,” respectively, in the Company’s statement of consolidated operations.

Payment Terms and Contract Balances
Payments are due the month immediately following the month of service. Amounts settled with Apache each month are based on the net amount owed to either party. Revenue receivables from the Company’s contracts with Apache totaled $12.0 million and $15.5 million as of September 30, 2020 and December 31, 2019, respectively, as presented on the Company’s consolidated balance sheet. Sales revenue receivables from the Company’s contracts with third parties totaled $0.6 million as of September 30, 2020 as presented on the Company’s consolidated balance sheet.
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
4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at carrying value, is as follows:

	September 30,	December 31,
	2020	2019

	(In thousands)
Gathering, processing and transmission systems and facilities	$211,975	$198,133
Construction in progress(1)	104	5,443
Other property and equipment	3,323	3,694
Total property, plant and equipment	215,402	207,270
Less: accumulated depreciation and amortization	(10,092)	(1,468)
Total property, plant and equipment, net	$205,310	$205,802

(1)	Included in construction in progress was capitalized interest of $0.6 million at December 31, 2019. There was no capitalized interest included in construction in progress as of September 30, 2020.

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
The Company also elected to cancel construction on a compressor station in the third quarter of 2019, and as a result certain of its components were marketed for sale. Accordingly, Altus management reclassified these assets to current assets held for sale, and they were measured at fair value less costs to sell. The Company recorded an impairment of $9.3 million on these assets, which were written down to their fair value of $18.2 million. The fair value of the assets was determined using the market approach based on estimated sales proceeds, classified as Level 1 inputs in the fair value hierarchy. No impairments were recorded for the nine months ended September 30, 2020.

5.    DEBT AND FINANCING COSTS
In November 2018, Altus Midstream entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream’s two, one year extension options). The agreement for this revolving credit facility, as amended (the Amended Credit Agreement), provides aggregate commitments from a syndicate of banks of $800.0 million. The aggregate commitments include a letter of credit subfacility of up to $100.0 million and a swingline loan subfacility of up to $100.0 million. Altus Midstream may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of September 30, 2020 and December 31, 2019, total outstanding borrowings were $580.0 million and $396.0 million, respectively, and no letters of credit were outstanding under this facility.
Altus Midstream’s revolving credit facility is unsecured and is not guaranteed by the Company, Apache, or any of their respective subsidiaries.
At Altus Midstream’s option, the interest rate per annum for borrowings under this facility is either a base rate, as defined, plus a margin, or the London Interbank Offered Rate (LIBOR), plus a margin. Altus Midstream also pays quarterly a facility fee at a rate per annum on total commitments. The margins and the facility fee vary based upon (i) the Leverage Ratio (as defined below) until Altus Midstream has a senior long-term debt rating and (ii) such senior long-term debt rating once it exists. The Leverage Ratio is the ratio of (1) the consolidated indebtedness of Altus Midstream and its restricted subsidiaries to (2) EBITDA (as defined in the Amended Credit Agreement) of Altus Midstream and its restricted subsidiaries for the 12-month period ending immediately before the determination date. At September 30, 2020, the base rate margin was 0.05 percent, the LIBOR margin was 1.05 percent, and the facility fee was 0.20 percent. In addition, a commission is payable quarterly to the lenders on the face amount of each outstanding letter of credit at a per annum rate equal to the LIBOR margin then in effect. Customary letter of credit fronting fees and other charges are payable to issuing banks.
The Amended Credit Agreement contains restrictive covenants that may limit the ability of Altus Midstream and its restricted subsidiaries to, among other things, incur additional indebtedness or guaranty indebtedness, sell assets, make investments in unrestricted subsidiaries, enter into mergers, make certain payments and distributions, incur liens on certain property securing indebtedness, and engage in certain other transactions without the prior consent of the lenders. Altus Midstream also is subject to a financial covenant under the Amended Credit Agreement, which requires it to maintain a Leverage Ratio not exceeding 5.00:1.00 at the end of any fiscal quarter, starting with the quarter ended December 31, 2019 except that during the period of up to one year following a qualified acquisition, the Leverage Ratio cannot exceed 5.50:1.00 at the end of any fiscal quarter. Unless the Leverage Ratio is less than or equal to 4.00:1.00, the Amended Credit Agreement limits distributions in respect of Altus Midstream LP’s capital to $30 million per calendar year until either (i) the consolidated net income of Altus Midstream LP and its restricted subsidiaries, as adjusted pursuant to the Amended Credit Agreement, for three consecutive calendar months equals or exceeds $350.0 million on an annualized basis or (ii) Altus Midstream LP has a specified senior long-term debt rating; in addition, before the occurrence of one of those events, the Leverage Ratio must be less than or equal to 5.00:1.00. In no event can any distribution be made that would, after giving effect to it on a pro forma basis, result in a Leverage Ratio greater than (i) 5.00:1.00 or (ii) for a specified period after a qualifying acquisition, 5.50:1.00. The Leverage Ratio as of September 30, 2020 was less than 4.00:1.00.
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
There are no clauses in the Amended Credit Agreement that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes. The Amended Credit Agreement has no drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreement allows the lenders to accelerate payment maturity and terminate lending and issuance commitments for nonpayment and other breaches, and if Altus Midstream or any of its restricted subsidiaries defaults on other indebtedness in excess of the stated threshold, is insolvent, or has any unpaid, non-appealable judgment against it for payment of money in excess of the stated threshold. Lenders may also accelerate payment maturity and terminate lending and issuance commitments if Altus Midstream undergoes a specified change in control or has specified pension plan liabilities in excess of the stated threshold. Altus Midstream was in compliance with the terms of the Amended Credit Agreement as of September 30, 2020.

As of September 30, 2020 and December 31, 2019, the Company had debt outstanding totaling $580.0 million and $405.8 million, respectively. At December 31, 2019, $9.8 million of debt outstanding was related to a finance lease obligation for which the term ended in the first quarter of 2020.
Interest Income and Financing Costs, Net of Capitalized Interest
The following table presents the components of Altus Midstream’s interest income and financing costs, net of capitalized interest:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Interest income	$—	$617	$9	$3,584
Interest income	$—	$617	$9	$3,584

Interest expense	$2,133	$1,496	$7,498	$3,234
Amortization of deferred facility fees	292	237	857	652
Capitalized interest	(2,012)	(1,211)	(7,377)	(2,378)
Financing costs, net of capitalized interest	$413	$522	$978	$1,508

6.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019

	(In thousands)
Accrued taxes other than income	$11,054	$689
Accrued operations and maintenance expense	1,470	1,520
Accrued incentive compensation	1,100	1,425
Accrued professional and consulting fees	360	158
Accrued capital costs	527	17,035
Accrued finance lease liability	—	1,989
Other	2,033	1,109
Total other current liabilities	$16,544	$23,925

7.    COMMITMENTS AND CONTINGENCIES

Accruals for loss contingencies arising from claims, assessments, litigation, environmental, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. As of September 30, 2020 and December 31, 2019, there were no accruals for loss contingencies.
Litigation
The Company is subject to governmental and regulatory controls arising in the ordinary course of business. The Company is not aware of any pending or threatened legal proceedings against it at the time of the filing of this Quarterly Report on Form 10-Q that would have a material impact on its financial position, results of operations, or liquidity.
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
Environmental Matters
As an owner of infrastructure assets and with rights to surface lands, the Company is subject to various local and federal laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations and subject the Company to liability for pollution damages. In some instances, Altus Midstream may be directed to suspend or cease operations. The Company maintains insurance coverage, which management believes is customary in the industry, although insurance does not fully cover against all environmental risks. Additionally, there can be no assurance that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered. The Company is not aware of any environmental claims existing as of September 30, 2020, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity.
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
At September 30, 2020 and December 31, 2019, there were no other material contractual obligations related to the entities included in the consolidated financial statements other than the performance of asset retirement obligations and required credit facility fees discussed in Note 5—Debt and Financing Costs.

8.    EQUITY METHOD INTERESTS
As of September 30, 2020, the Company owned the following equity method interests in Permian Basin long-haul pipeline entities. For each of the equity method interests, the Company has the ability to exercise significant influence based on certain governance provisions and its participation in the significant activities and decisions that impact the management and economic performance of the equity method interests. The table below presents the ownership percentage held by the Company for each entity:

		September 30, 2020	December 31, 2019
	Ownership	Amount	Amount

		(In thousands)
Gulf Coast Express Pipeline LLC	16.0%	$284,849	$291,628
EPIC Crude Holdings, LP	15.0%	182,260	163,199
Permian Highway Pipeline LLC	26.7%	575,782	310,421
Breviloba, LLC	33.0%	481,519	492,800
		$1,524,410	$1,258,048

As of September 30, 2020 and December 31, 2019, unamortized basis differences included in the equity method interest balances were $36.5 million and $29.7 million, respectively. These amounts represent differences in the Company’s contributions to date and the Company’s underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized basis differences will be amortized into net income over the useful lives of the underlying pipeline assets when they are placed into service.
The following table presents the activity in the Company’s equity method interests for the nine months ended September 30, 2020:

	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC
					Total

	(In thousands)
Balance at December 31, 2019	$291,628	$163,199	$310,421	$492,800	$1,258,048
Contributions	1,399	27,000	257,828	—	286,227
Distributions	(39,304)	—	—	(35,366)	(74,670)
Capitalized interest(1)	—	—	7,377	—	7,377
Equity income (loss), net	31,126	(7,826)	156	24,085	47,541
Accumulated other comprehensive loss	—	(113)	—	—	(113)
Balance at September 30, 2020	$284,849	$182,260	$575,782	$481,519	$1,524,410

(1)
Altus’ proportionate share of the Permian Highway Pipeline (PHP) construction costs is funded with the revolving credit facility. Accordingly, Altus capitalized $7.4 million of related interest expense during the nine months ended September 30, 2020, which is included in the basis of the PHP equity interest.

Summarized Financial Information
The following table represents aggregated selected income statement data for the Company’s equity method interests (on a 100 percent basis):

	Nine Months Ended September 30,
	2020				2019(1)
	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC

	(In thousands)
Revenues	$273,760	$128,837	$—	$128,727	$16,476	$8,015	$—	$78,749
Operating expenses	77,606	138,945	69	47,980	1,218	33,610	41	27,189
Operating income (loss)	196,154	(10,108)	(69)	80,747	15,258	(25,595)	(41)	51,560
Net income (loss)	195,460	(53,048)	587	74,188	17,090	(35,620)	785	51,560
Other comprehensive loss	—	(752)	—	—	—	(11,450)	—	—

(1)
Although the Company’s interests in EPIC Crude Holdings, LP, Permian Highway Pipeline LLC, and Breviloba, LLC were acquired in March, May, and July of 2019, respectively, the financial results are presented for the nine months ended September 30, 2019 for comparability.

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
Apache’s limited partner interest associated with the Common Units issued with the Class C Common Stock is reflected as a redeemable noncontrolling interest in the Company. The redeemable noncontrolling interest is recognized at the higher of (i) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest and (ii) the maximum redemption value as of the balance sheet date. The redemption value is determined based on a 5-day volume weighted average closing price of the Class A Common Stock (5-day VWAP) as defined in the Amended LPA, a Level 1 non-recurring fair value measurement. At September 30, 2020, the redeemable noncontrolling interest of $238.8 million was recorded based on the initial fair value plus accumulated earnings and losses to date. The maximum redemption value at September 30, 2020 based on the 5-day VWAP was $137.8 million. At December 31, 2019, the redeemable noncontrolling interest was recorded at the maximum redemption value based on the 5-day VWAP of $701.0 million.
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
Activity related to the Preferred Units during the nine months ended September 30, 2020 is as follows:

	Nine Months Ended September 30, 2020
	Units Outstanding	Financial Position(2)

	(In thousands, except for unit data)
Redeemable noncontrolling interest — Preferred Units: at December 31, 2019	638,163	$555,599
Distribution of in-kind additional Preferred Units	22,531	—
Cash distributions paid to Preferred Unit limited partners	—	(11,562)
Allocation of Altus Midstream net income	N/A	56,358
Redeemable noncontrolling interest — Preferred Units: at September 30, 2020	660,694	$600,395
Embedded derivative liability(1)		179,031
		$779,426

(1)	See Note 13—Fair Value Measurements for discussion of the fair value changes in the embedded derivative liability during the period.

(2)
The Preferred Units are redeemable at Altus Midstream’s option at September 30, 2020 at a price (the Redemption Price) equal to (a) the greater of (i) an 11.5 percent internal rate of return and (ii) a 1.3 times multiple of invested capital. As of September 30, 2020, the greater of these two amounts was a 1.3 times multiple of invested capital which equaled $812.5 million. As of September 30, 2020, the aggregate Redemption Price using an 11.5 percent internal rate of return was $708.6 million.

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
On March 27, 2020, the President signed into law the Coronavirus Aid, Relief and Economic Security Act (CARES Act) in response to the COVID-19 pandemic. Under the CARES Act, 100 percent of net operating losses arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five preceding tax years of such loss. In the first quarter of 2020, the Company recorded a current income tax benefit of $0.7 million associated with a net operating loss carryback claim.
During the three and nine months ended September 30, 2020, the Company’s effective income tax rate was primarily impacted by an increase in valuation allowance. During the three and nine months ended September 30, 2019, the Company’s effective income tax rate was primarily impacted by the net loss attributable to the noncontrolling interest, income allocated to the Preferred Unit holders, and the impact of state income taxes.
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

12.    NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is calculated by dividing net income (loss) attributable to Class A common shareholders by the weighted average number of shares of Class A Common Stock outstanding during the period. Class C Common Stock is excluded from the weighted average shares outstanding for the calculation of basic net income (loss) per share, as holders of Class C Common Stock are not entitled to any dividends or liquidating distributions.
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

	Three Months Ended September 30,
	2020			2019
	Income	Shares	Per Share	Loss	Shares(1)	Per Share(1)

	(In thousands, except per share data)
Basic and diluted:
Net income (loss) attributable to Class A common shareholders	$2,303	3,746	$0.61	$(4,864)	3,746	$(1.30)
Effect of dilutive securities:
Redeemable noncontrolling interest — Apache limited partner	$—	—		$(19,222)	12,500
Redeemable noncontrolling interest — Preferred Unit limited partners	$26,813	93,609		$—	—
Diluted(2)(3):
Net income (loss) attributable to Class A common shareholders	$29,116	97,355	$0.30	$(24,086)	16,246	$(1.48)

	Nine Months Ended September 30,
	2020			2019
	Loss	Shares	Per Share	Loss	Shares(1)	Per Share(1)

	(In thousands, except per share data)
Basic:
Net loss attributable to Class A common shareholders	$(7,805)	3,746	$(2.08)	$(6,057)	3,746	$(1.62)
Effect of dilutive securities:
Redeemable noncontrolling interest — Apache limited partner	$(28,361)	12,500		$(21,919)	12,500
Diluted(2):
Net loss attributable to Class A common shareholders	$(36,166)	16,246	$(2.23)	$(27,976)	16,246	$(1.72)

(1)	Share and per share amounts have been retroactively restated to reflect the Company’s reverse stock split which was effected June 30, 2020. Refer to Note 9—Equity for further information.

(2)
The effect of an assumed exchange of the outstanding Preferred Units of Altus Midstream for shares of Class A Common Stock would have been anti-dilutive for the three month period ended September 30, 2019, and also the nine month periods ended September 30, 2020 and 2019.

(3)
The effect of the exchange of outstanding Common Units of Altus Midstream (and the cancellation of a corresponding number of shares of outstanding Class C Common Stock) would have been anti-dilutive for the three month period ended September 30, 2020.

The diluted earnings per share calculation excludes the effects of the outstanding warrants of the Company to purchase an aggregate 947,082 shares of Class A Common Stock since the associated impacts would have been anti-dilutive for all relevant periods presented.
Further discussion of the Preferred Units and associated embedded features can be found in Note 10—Series A Cumulative Redeemable Preferred Units and Note 13—Fair Value Measurements, respectively. Earn-out consideration granting Apache the right to receive additional shares of Class A Common Stock is not included in the earnings per share calculation above, as the conditions for issuance were not satisfied as of September 30, 2020.

13. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of: cash and cash equivalents; revenue receivables; accounts receivable from/payable to Apache; and an embedded derivative liability related to the issuance of Preferred Units (as further described above). This embedded derivative liability is recorded on the Company’s consolidated balance sheet at fair value. The carrying amounts reported on the consolidated balance sheet for the Company’s remaining financial assets and liabilities approximate fair value due to their short-term nature. The carrying amount of Altus Midstream’s revolving credit facility approximates fair value because the interest rate is variable and reflective of market rates. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the nine months ended September 30, 2020 or year ended December 31, 2019.
The Company bifurcated and recognized the embedded derivative associated with the Preferred Units related to the exchange option provided to the Preferred Unit holders under the terms of the Amended LPA. The valuation of the embedded derivative (using an income approach) was based on a range of factors including: expected future interest rates using the Black-Karasinski model, the Company’s imputed interest rate, the timing of periodic cash distributions and dividend yields of the Preferred Units. The Company recorded an unrealized loss of $3.5 million and $3.8 million for the three months ended September 30, 2020 and 2019, respectively, and an unrealized loss of $76.1 million and $3.8 million for the nine months ended September 30, 2020 and 2019, respectively, which are recorded in “Unrealized derivative instrument loss” in the statement of consolidated operations. Altus has classified these recurring fair value measurements as Level 3 in the fair value hierarchy.
As of the September 30, 2020 valuation date, the Company used the forward B-rated Energy Bond Yield curve to develop the following key unobservable inputs used to value this embedded derivative:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at September 30, 2020	Valuation Technique	Significant Unobservable Inputs	Range/Value

	(In thousands)
Preferred Units Embedded Derivative	$179,031	Option Model	Altus Midstream Company’s Imputed Interest Rate	14.54-16.18%
			Interest Rate Volatility	35.32%

The Company’s comparative imputed interest rate at December 31, 2019 ranged from 9.60 percent to 12.68 percent, with an interest rate volatility assumption of 21.89 percent. A one percent increase in the imputed interest rate assumption would significantly increase the value of the embedded derivative at September 30, 2020, while a one percent decrease would have the directionally inverse affect as of September 30, 2020.
The Company has additional embedded derivatives in the Preferred Units related to the exchange option and redemption features that are accounted for separately from the Preferred Units. Level 3 valuations of the embedded derivatives are based on a range of factors including the likelihood of the event occurring, and these factors are assessed quarterly. There was no value associated with these additional identified embedded derivatives for any applicable period presented.

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
The Company has no independent operations or material assets outside its ownership interest in Altus Midstream, which is reported on a consolidated basis. As of September 30, 2020, Altus Midstream’s assets included approximately 182 miles of in-service natural gas gathering pipelines, approximately 46 miles of residue gas pipelines with four market connections, and approximately 38 miles of NGL pipelines. Three cryogenic processing trains, each with nameplate capacity of 200 MMcf/d, were placed into service during 2019. Other assets include an NGL truck loading terminal with six Lease Automatic Custody Transfer units and eight NGL bullet tanks with 90,000 gallon capacity per tank. The Company’s existing gathering, processing, and transmission infrastructure is expected to provide capacity levels capable of fulfilling its midstream contracts to service Apache’s production from Alpine High and potential third-party customers.
As of September 30, 2020, the Company owns the following Equity Method Interest Pipelines:

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
In the second quarter of 2020, several events had a negative impact on throughput volumes and associated revenues. Apache shut in approximately 70 MMcf/d of production in response to low commodity prices, which fell as a result of lower demand and higher uncertainty associated with the COVID-19 pandemic. In addition, unplanned downtime to address moisture in the residue pipeline reduced throughput by approximately 40 MMcf/d. These volumes were back on-line at the beginning of the third quarter.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Reconciliation of net income (loss) including noncontrolling interests
Net income (loss) including noncontrolling interests	$29,322	$(8,188)	$20,192	$(7,958)
Add:
Financing costs, net of capitalized interest	413	522	978	1,508
Depreciation and accretion	4,008	11,710	11,984	28,468
Impairments	—	9,338	—	9,338
Unrealized derivative instrument loss	3,533	3,769	76,102	3,769
Equity method interests Adjusted EBITDA	29,952	2,707	81,869	2,873
Other	—	644	290	644
Less:
Gain on sale of assets, net	—	—	76	—
Interest income	—	617	9	3,584
Income from equity method interests, net	14,320	1,564	47,541	536
Income tax benefit	—	505	696	510
Other	—	—	2	—
Adjusted EBITDA	$52,908	$17,816	$143,091	$34,012

Results of Operations

The following table presents the Company’s results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
REVENUES:
Midstream services revenue — affiliate	$38,869	$34,009	$111,252	$91,994
Product sales — third parties	1,303	—	1,900	—
Total revenues	40,172	34,009	113,152	91,994
COSTS AND EXPENSES:
Costs of product sales	1,177	—	1,693	—
Operations and maintenance	8,960	13,063	29,059	43,466
General and administrative	2,936	3,242	10,102	8,314
Depreciation and accretion	4,008	11,710	11,984	28,468
Impairments	—	9,338	—	9,338
Taxes other than income	4,143	3,239	10,933	9,702
Total costs and expenses	21,224	40,592	63,771	99,288
OPERATING INCOME (LOSS)	18,948	(6,583)	49,381	(7,294)
OTHER INCOME (LOSS):
Unrealized derivative instrument loss	(3,533)	(3,769)	(76,102)	(3,769)
Interest income	—	617	9	3,584
Income from equity method interests, net	14,320	1,564	47,541	536
Other	—	—	(355)	(17)
Total other income (loss)	10,787	(1,588)	(28,907)	334
Financing costs, net of capitalized interest	413	522	978	1,508
NET INCOME (LOSS) BEFORE INCOME TAXES	29,322	(8,693)	19,496	(8,468)
Current income tax benefit	—	—	(696)	—
Deferred income tax benefit	—	(505)	—	(510)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	29,322	(8,188)	20,192	(7,958)
Net income attributable to Preferred Unit limited partners	19,332	17,480	56,358	21,623
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	9,990	(25,668)	(36,166)	(29,581)
Net income (loss) attributable to Apache limited partner	7,687	(20,804)	(28,361)	(23,524)
NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS	$2,303	$(4,864)	$(7,805)	$(6,057)
KEY PERFORMANCE METRICS:
Adjusted EBITDA(1)	$52,908	$17,816	$143,091	$34,012
OPERATING DATA:
Average throughput volumes of natural gas (MMcf/d)	531	467	514	464
Average volumes of natural gas processed (MMcf/d)	525	467	509	464

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
Revenues
The following table summarizes the Company’s revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
REVENUES:
Midstream services revenue — affiliate	$38,869	$34,009	$111,252	$91,994
Product sales — third parties	1,303	—	1,900	—
Total revenues	$40,172	$34,009	$113,152	$91,994
Substantially all midstream services revenue was generated from fee-based midstream services provided under the terms of separate commercial midstream service agreements with Apache for the gas gathering, processing, and transmission of volumes from the dedicated area in the Alpine High field. Altus receives a per-unit fee based on the quantity of natural gas and natural gas liquid volumes that flow through its systems. During the periods presented, Altus did not own or take title to the affiliate volumes that were processed through its systems.
Product sales revenues were generated from sales of NGLs and condensates purchased and processed by Altus from a third-party and subsequently sold to non-affiliated customers.
Three months ended September 30, 2020 as compared to three months ended September 30, 2019
Midstream services revenue from affiliate increased by $4.9 million to $38.9 million for the three months ended September 30, 2020, as compared to $34.0 million for the three months ended September 30, 2019. The increase was primarily driven by higher throughput of rich natural gas volumes due to increased capacity as a result of the third cryogenic processing train being placed into service during the fourth quarter of 2019.

The $1.3 million in product sales was driven by purchased NGLs and condensates volumes processed and sold to third-parties starting in 2020.
Nine months ended September 30, 2020 as compared to nine months ended September 30, 2019
Midstream services revenue from affiliate increased by $19.3 million to $111.3 million for the nine months ended September 30, 2020, as compared to $92.0 million for the nine months ended September 30, 2019. The increase was primarily driven by higher throughput of rich natural gas volumes due to increased capacity as a result of the three cryogenic processing trains coming on line starting in the second quarter of 2019.

The $1.9 million in product sales was driven by purchased NGLs and condensates volumes processed and sold to third-parties starting in 2020.

Costs and Expenses
The following table summarizes the Company’s costs and expenses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Costs of product sales	$1,177	$—	$1,693	$—
Operations and maintenance	8,960	13,063	29,059	43,466
General and administrative	2,936	3,242	10,102	8,314
Depreciation and accretion	4,008	11,710	11,984	28,468
Impairments	—	9,338	—	9,338
Taxes other than income	4,143	3,239	10,933	9,702
Total costs and expenses	$21,224	$40,592	$63,771	$99,288
Three months ended September 30, 2020 as compared to three months ended September 30, 2019
Costs of product sales
The $1.2 million in costs of product sales represent purchases of NGLs from a third-party starting in 2020.
Operations and maintenance
Operations and maintenance expenses decreased by $4.1 million to $9.0 million for the three months ended September 30, 2020, as compared to $13.1 million for the three months ended September 30, 2019, primarily driven by increased operational efficiency as a result of transitioning from mechanical refrigeration units to the Company’s centralized Diamond cryogenic complex starting in the second quarter of 2019. The transition resulted in decreases in employee-related costs, contract labor, lower supplies expenses, and lower equipment rentals. These savings are coupled with an overall decrease in Company labor from headcount reductions.
General and administrative
G&A expense decreased by $0.3 million to $2.9 million for the three months ended September 30, 2020, as compared to $3.2 million for the three months ended September 30, 2019, primarily driven by lower expenses incurred related to severance costs, salaries and wages, and incentive and stock compensation. These decreases were partially offset by a higher COMA fee in 2020.
Depreciation and accretion
Depreciation and accretion expense decreased by $7.7 million to $4.0 million for the three months ended September 30, 2020, as compared to $11.7 million for the three months ended September 30, 2019. The decrease was a result of impairments recorded on the carrying value of the property, plant, and equipment at the end of 2019.
Taxes other than income
The increase in taxes other than income was driven by changes related to ad valorem taxes, which increased by $0.9 million to $4.1 million for the three months ended September 30, 2020, as compared to $3.2 million for the three months ended September 30, 2019. The $0.9 million increase reflect adjustments in estimated tax assessments related to the completion of construction and capacity utilization of certain assets.
Nine months ended September 30, 2020 as compared to nine months ended September 30, 2019
Costs of product sales
The $1.7 million in costs of product sales represent purchases of NGLs from a third-party starting in 2020.

Operations and maintenance
Operations and maintenance expenses decreased by $14.4 million to $29.1 million for the nine months ended September 30, 2020, as compared to $43.5 million for the nine months ended September 30, 2019, primarily driven by increased operational efficiency as a result of transitioning from mechanical refrigeration units to the Company’s centralized Diamond cryogenic complex starting in the second quarter of 2019. The transition resulted in decreases in employee-related costs, contract labor, lower supplies expenses, and lower equipment rentals. These savings are coupled with an overall decrease in Company labor from headcount reductions.
General and administrative
G&A expense increased by $1.8 million to $10.1 million for the nine months ended September 30, 2020, as compared to $8.3 million for the nine months ended September 30, 2019, primarily driven by higher expenses incurred related to a higher COMA fee in 2020, professional fees, and insurance. These increases were partially offset by lower severance costs, salaries and wages, legal fees, and incentive and stock compensation.
Depreciation and accretion
Depreciation and accretion expense decreased by $16.5 million to $12.0 million for the nine months ended September 30, 2020, as compared to $28.5 million for the nine months ended September 30, 2019. The decrease was a result of impairments recorded to the carrying value of the property, plant, and equipment at the end of 2019.
Taxes other than income
The increase in taxes other than income was driven by ad valorem taxes, which increased by $1.2 million to $10.7 million for the nine months ended September 30, 2020, as compared to $9.5 million for the nine months ended September 30, 2019. The $1.2 million increase reflect adjustments in estimated tax assessments related to the completion of construction and capacity utilization of certain assets.
Other Income (Loss) and Financing Costs, Net of Capitalized Interest
The components of other income, other loss and financing costs, net of capitalized interest are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Unrealized derivative instrument loss	$(3,533)	$(3,769)	$(76,102)	$(3,769)
Interest income	—	617	9	3,584
Income from equity method interests, net	14,320	1,564	47,541	536
Other	—	—	(355)	(17)
Total other income (loss)	$10,787	$(1,588)	$(28,907)	$334

Interest expense	$2,133	$1,496	$7,498	$3,234
Amortization of deferred facility fees	292	237	857	652
Capitalized interest	(2,012)	(1,211)	(7,377)	(2,378)
Financing costs, net of capitalized interest	$413	$522	$978	$1,508

Unrealized derivative instrument loss
During the three and nine months ended September 30, 2020, the Company recognized an unrealized loss of $3.5 million and $76.1 million, respectively, in relation to an embedded feature identified upon the issuance and sale of Series A Cumulative Redeemable Preferred Units (the Preferred Units) in the second quarter of 2019. The recognized loss was $3.8 million for the three and nine months ended September 30, 2019. The associated derivative is recorded on the consolidated balance sheet at fair value. The fair value of the embedded derivative is determined (using an income approach) by a range of factors including: expected future interest rates using the Black-Karasinski model; the Company’s imputed interest rate; the timing of periodic cash distributions and dividend yields of the Preferred Units. The value of the derivative during the nine months ended September 30, 2020 changed significantly based on the volatility of expected future interest rates, mainly given current macroeconomic factors associated with the COVID-19 pandemic and related governmental actions. Refer to Note 13—Fair Value Measurements within Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for further discussion.
Income from equity method interests, net
Income from equity method interests increased $12.8 million and $47.0 million for the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019. The increase was primarily from the Company’s proportionate share of net income in the GCX and Shin Oak pipelines, in which the Company owns a 16 percent and 33 percent interest, respectively. GCX was placed into service in September of 2019, and Shin Oak was in-service when the Company acquired its equity interest in Breviloba, LLC during the third quarter of 2019.
Interest Income
Interest income decreased $0.6 million and $3.6 million for the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019, as a result of a decrease in cash and cash equivalents.
Financing costs, net of capitalized interest
Financing costs incurred, net of capitalized interest, includes increases in interest expense related to higher balances under the Company’s credit facility; however, substantially all of the interest expense on the Company’s credit facility was eligible to have interest capitalized in all periods presented.
Provision for Income Taxes
During the three and nine months ended September 30, 2020, the Company recognized a current income tax benefit of nil and $0.7 million, respectively, as compared to nil for the three and nine months ended September 30, 2019. On March 27, 2020, the President signed into law the Coronavirus Aid, Relief and Economic Security Act (CARES Act) in response to the COVID-19 pandemic. Under the CARES Act, 100 percent of net operating losses arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five preceding tax years of such loss. In the first quarter of 2020, the Company recorded a current income tax benefit of $0.7 million associated with a net operating loss carryback claim.
The Company recorded no deferred income tax expense during the three and nine months ended September 30, 2020, as compared to $0.5 million for the three and nine months ended September 30, 2019, respectively. The reduction to deferred income tax expense during three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019 is the result of an increase in valuation allowance against the Company’s deferred tax assets.

Key Performance Metrics
Three months ended September 30, 2020 as compared to three months ended September 30, 2019
Net income before income taxes was $29.3 million for the three months ended September 30, 2020, an increase of $38.0 million from a net loss before income taxes of $8.7 million for the three months ended September 30, 2019. The increase in net income before income taxes was primarily driven by an increase of $6.2 million in total revenues, $12.8 million of higher income from equity method interests, $4.1 million decrease in operations and maintenance expense, a $9.3 million decrease in impairment expense recorded in the third quarter of 2019, and a $7.7 million decrease in depreciation and accretion. These amounts were offset by a $2.1 million increase in various other individually insignificant costs of the Company.
Adjusted EBITDA increased by $35.1 million for the three months ended September 30, 2020 compared to the prior year period. Adjusted EBITDA, which excludes the impacts of depreciation, accretion, and impairment expense impacting net income above, benefited from an incremental $14.4 million increase related to excluding depreciation and interest in the Company’s proportionate share of EBITDA from its equity method interests. This amount was offset by a $0.4 million increase in various other individually insignificant costs of the Company.
Nine months ended September 30, 2020 as compared to nine months ended September 30, 2019
Net income before income taxes was $19.5 million for the nine months ended September 30, 2020, an increase of $28.0 million from a net loss before income taxes of $8.5 million for the nine months ended September 30, 2019. The increase in net income before income taxes was primarily driven by an increase of $21.2 million in total revenues, $47.0 million of higher income from equity method interests, a $14.4 million decrease in operations and maintenance expenses, a $9.3 million decrease in impairment expense, and a $16.5 million decrease in depreciation and accretion expense compared to the prior year period. The increases to net income were offset by a $72.3 million increase to expense related to the fair value measurement of an embedded derivative at September 30, 2020 and $8.1 million of various other costs of the Company.
Adjusted EBITDA increased by $109.1 million for the nine months ended September 30, 2020 compared to the prior year period. Adjusted EBITDA, which excludes the impacts of depreciation, accretion, impairments, and the changes to the embedded derivative, benefited from an incremental $32.0 million increase related to excluding depreciation and interest in the Company’s proportionate share of EBITDA from its equity method interests. This amount was was further benefited by an insignificant decrease, in aggregate, of $2.6 million of various other costs of the Company.

Capital Resources and Liquidity
The Company’s primary use of capital since inception has been for the initial construction of gathering and processing assets, as well as the acquisition of the Equity Method Interest Pipelines and associated subsequent construction costs. For the remainder of 2020, the Company’s primary use of capital will be for equity contributions associated with its proportionate share of costs relating to the Permian Highway Pipeline, which is still under construction.
During the nine months ended September 30, 2020, the Company’s primary sources of cash were borrowings under the revolving credit facility, cash generated from operations, distributions from equity method interests, and proceeds from sale of assets. Based on Altus’ current financial plan and related assumptions, the Company believes that cash from operations, a reduced capital program for its midstream infrastructure, and distributions from equity method interests will begin to generate operating cash flows in excess of capital expenditures by the first quarter of 2021.
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
Altus Midstream Capital Requirements
During the nine months ended September 30, 2020 and 2019, capital spending for midstream infrastructure assets totaled $29.5 million and $307.0 million, respectively. Management believes its existing gathering, processing, and transmission infrastructure capacity is capable of fulfilling its midstream contracts to service Apache’s production from Alpine High and any potential third-party customers. As such, the Company expects remaining capital requirements for its existing infrastructure assets during 2020 and 2021 to be primarily related to maintenance of these assets.
Additionally, during the nine months ended September 30, 2020 and 2019, the Company made cash contributions of $286.2 million and $1.0 billion, respectively, for certain of its Equity Method Interest Pipelines as described below:

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

•
An approximate 26.7 percent interest in PHP, a long-haul pipeline that is expected to have approximately 2.1 Bcf/d of natural gas transportation capacity. The pipeline will transport natural gas from the Waha area in northern Pecos County, Texas, to the Katy, Texas area, with connections to Texas Gulf Coast and other markets. PHP is anticipated to be in service in early 2021.

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

Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented.

	For the Nine Months Ended September 30,
	2020	2019

	(In thousands)
Sources of cash and cash equivalents:
Redeemable noncontrolling interest — Preferred Unit limited partners, net	$—	$611,249
Proceeds from revolving credit facility	184,000	235,000
Proceeds from sale of assets	7,629	—
Capital distributions from equity method interests	14,235	—
Net cash provided by operating activities	137,447	39,436
	$343,311	$885,685
Uses of cash and cash equivalents:
Capital expenditures(1)	$(29,540)	$(307,010)
Distributions paid to Preferred Unit limited partners	(11,562)	—
Contributions to and acquisition of equity method interests	(286,227)	(1,008,037)
Finance lease payments	(11,789)	(17,187)
Deferred facility fees	(816)	(792)
Capitalized interest paid	(7,377)	—
	(347,311)	(1,333,026)
Decrease in cash and cash equivalents	$(4,000)	$(447,341)

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this document, which include accruals.
Liquidity
The following table presents a summary of the Company’s key financial indicators at the dates presented:

	September 30, 2020	December 31, 2019

	(In thousands)
Cash and cash equivalents	$1,983	$5,983
Total debt	580,000	405,767
Available committed borrowing capacity	220,000	404,000
Cash and cash equivalents
As of September 30, 2020 and December 31, 2019, the Company had $2.0 million and $6.0 million, respectively, in cash and cash equivalents. The majority of the cash is invested in highly liquid, investment-grade instruments with maturities of three months or less at the time of purchase.
Debt
As of September 30, 2020 and December 31, 2019, the Company had debt outstanding totaling $580.0 million and $405.8 million, respectively. At December 31, 2019, $9.8 million of debt outstanding was related to a finance lease obligation which expired during the first quarter of 2020.

Available credit facilities
In November 2018, Altus Midstream entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream’s two, one-year extension options). The agreement for this revolving credit facility, as amended (the Amended Credit Agreement), provides aggregate commitments from a syndicate of banks of $800.0 million. The aggregate commitments include a letter of credit subfacility of up to $100.0 million and a swingline loan subfacility of up to $100.0 million. Altus Midstream may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of September 30, 2020 and December 31, 2019, total outstanding borrowings were $580.0 million and $396.0 million, respectively, and no letters of credit were outstanding under this facility.
Altus Midstream’s revolving credit facility is unsecured and is not guaranteed by the Company, Apache, or any of their respective subsidiaries.
At Altus Midstream’s option, the interest rate per annum for borrowings under this amended credit facility is either a base rate, as defined, plus a margin, or the London Interbank Offered Rate (LIBOR), plus a margin. Altus Midstream also pays quarterly a facility fee at a rate per annum on total commitments. The margins and the facility fee vary based upon (i) the Leverage Ratio (as defined below) until Altus Midstream has a senior long-term debt rating and (ii) such senior long-term debt rating once it exists. The Leverage Ratio is the ratio of (1) the consolidated indebtedness of Altus Midstream and its restricted subsidiaries to (2) EBITDA (as defined in the Amended Credit Agreement) of Altus Midstream and its restricted subsidiaries for the 12-month period ending immediately before the determination date. At September 30, 2020, the base rate margin was 0.05 percent, the LIBOR margin was 1.05 percent, and the facility fee was 0.20 percent. In addition a commission is payable quarterly to the lenders on the face amount of each outstanding letter of credit at a per annum rate equal to the LIBOR margin then in effect. Customary letter of credit fronting fees and other charges are payable to issuing banks.
The Amended Credit Agreement contains restrictive covenants that may limit the ability of Altus Midstream and its restricted subsidiaries to, among other things, incur additional indebtedness or guaranty indebtedness, sell assets, make investments in unrestricted subsidiaries, enter into mergers, make certain payments and distributions, incur liens on certain property securing indebtedness, and engage in certain other transactions without the prior consent of the lenders. Altus Midstream also is subject to a financial covenant under the Amended Credit Agreement, which requires it to maintain a Leverage Ratio not exceeding 5.00:1.00 at the end of any fiscal quarter, starting with the quarter ended December 31, 2019, except that during the period of up to one year following a qualified acquisition, the Leverage Ratio cannot exceed 5.50:1.00 at the end of any fiscal quarter. Unless the Leverage Ratio is less than or equal to 4.00:1.00, the Amended Credit Agreement limits distributions in respect of Altus Midstream LP’s capital to $30 million per calendar year until either (i) the consolidated net income of Altus Midstream LP and its restricted subsidiaries, as adjusted pursuant to the Amended Credit Agreement, for three consecutive calendar months equals or exceeds $350.0 million on an annualized basis or (ii) Altus Midstream LP has a specified senior long-term debt rating; in addition, before the occurrence of one of those two events, the Leverage Ratio must be less than or equal to 5.00:1.00. In no event can any distribution be made that would, after giving effect to it on a pro forma basis, result in a Leverage Ratio greater than (i) 5.00:1.00 or (ii) for a specified period after a qualifying acquisition, 5.50:1.00. The Leverage Ratio as of September 30, 2020 was less than 4.00:1.00.
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
There are no clauses in the Amended Credit Agreement that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes. The Amended Credit Agreement has no drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreement allows the lenders to accelerate payment maturity and terminate lending and issuance commitments for nonpayment and other breaches, and if Altus Midstream or any of its restricted subsidiaries defaults on other indebtedness in excess of the stated threshold, is insolvent, or has any unpaid, non-appealable judgment against it for payment of money in excess of the stated threshold. Lenders may also accelerate payment maturity and terminate lending and issuance commitments if Altus Midstream undergoes a specified change in control or has specified pension plan liabilities in excess of the stated threshold. Altus Midstream was in compliance with the terms of the Amended Credit Agreement as of September 30, 2020.
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
Interest Rate Risk
At September 30, 2020, Altus had $580.0 million of loans outstanding under its revolving credit facility. The interest rate for the facility is variable, which exposes the Company to the risk of increased interest expense in the event of increases to short-term interest rates. If interest rates increased by 1.0 percent, consolidated interest expense would have increased by approximately $1.5 million for the quarter ended September 30, 2020. Accordingly, the results of operations, cash flows, financial condition, and the ability to make cash distributions could be adversely affected by significant increases in interest rates. Altus currently has no interest rate derivative instruments outstanding, but the Company continues to monitor its interest rate exposure and may enter into interest rate derivative instruments in the future if it determines that it is necessary to invest in such instruments in order to mitigate its interest rate risk.
Credit Risk
The Company is subject to credit risk resulting from nonpayment or nonperformance by, or the insolvency or liquidation of, Apache and current and potential third-party customers. Any increase in the nonpayment and nonperformance by, or the insolvency or liquidation of, the Company’s customers could adversely affect the Company’s results of operations.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and the Company’s Chief Financial Officer and Treasurer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, including any changes related to the COVID-19 pandemic and the transition to a remote working environment.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not aware of any pending or threatened legal proceedings against it at the time of the filing of this Quarterly Report on Form 10-Q that would have a material impact on its financial position, results of operations, or liquidity.

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
The global economy and the energy industry have been deeply impacted by the effects of the coronavirus disease 2019 (COVID-19) pandemic and related governmental actions. As of the date of this report, efforts to contain COVID-19 have not succeeded in many regions, and the global pandemic remains ongoing. Uncertainty in the oil markets and the negative demand implications of the COVID-19 pandemic continue to impact oil supply and demand. The COVID-19 pandemic and its unprecedented consequences have amplified, and may continue to amplify, certain risks identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, including, without limitation, risks related to: the demand for and prices of oil, natural gas, and NGLs; economic and competitive conditions; the availability of capital; cash flow and the timing of expenditures; inflation rates; the availability of goods and services; legislative, regulatory or policy changes; terrorism or cyberattacks; property acquisitions or divestitures; the impact of health and safety and other governmental regulations; the effectiveness of the Company’s business strategy; market-related risks; the timing, amount and terms of the future issuances of debt and equity securities; the completion and performance of the third-party pipelines in which the Company holds a minority equity interest; and the Company’s exposure to customer, partner, and counterparty credit risk. Given the uncertainty regarding the duration and scope of the COVID-19 pandemic and its prolonged impact on the global economy and the energy industry, there can be no assurance that the pandemic will not materially and adversely affect the Company’s business, financial condition, cash flows, and results of operations in the future.
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
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income (Loss), (iii) Consolidated Balance Sheet, (iv) Statement of Consolidated Cash Flows, (v) Statement of Consolidated Changes in Equity and Noncontrolling Interests and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ALTUS MIDSTREAM COMPANY

Dated:	November 5, 2020	/s/ Ben C. Rodgers
Ben C. Rodgers
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated:	November 5, 2020	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)