Form 10-K
period 2020-12-31
Altus Midstream Co
filed 2021-02-26
CIK 1692787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2020	$40,944,771
Number of shares of registrant’s Class A common stock, $0.0001 issued and outstanding as of January 31, 2021	3,746,460
Number of shares of registrant’s Class C common stock, $0.0001 issued and outstanding as of January 31, 2021	12,500,000
Documents Incorporated By Reference
Portions of registrant’s proxy statement relating to registrant’s 2021 annual meeting of stockholders have been incorporated by reference in Part II and Part III of this Annual Report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS AND RISK

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the Company’s examination of historical operating trends, production and growth forecasts of Apache Corporation’s Alpine High field development and other data in the Company’s possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “might,” “outlook,” “possibly,” “potential,” “prospect,” “should,” “would,” or similar terminology, but the absence of these words does not mean that a statement is not forward looking. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable under the circumstances, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, its assumptions about:
•the scope, duration, and reoccurrence of any epidemics or pandemics (including, specifically, the coronavirus disease 2019 (COVID-19) pandemic) and the actions taken by third parties, including, but not limited to, governmental authorities, customers, contractors, and suppliers, in response to such epidemics or pandemics;
•the market prices of oil, natural gas, natural gas liquids (NGLs), and other products or services;
•pipeline and gathering system capacity and availability;
•production rates, throughput volumes, reserve levels, and development success of dedicated oil and gas fields;
•economic and competitive conditions;
•the availability of capital;
•cash flow and the timing of expenditures;
•capital expenditures and other contractual obligations;
•weather conditions;
•inflation rates;
•the availability of goods and services;
•legislative, regulatory, or policy changes;
•terrorism or cyberattacks;
•occurrence of property acquisitions or divestitures;
•the integration of acquisitions;
•a decline in oil, natural gas, and NGL production, and the impact of general economic conditions on the demand for oil, natural gas, and NGLs;
•the impact of environmental, health and safety, and other governmental regulations and of current or pending legislation;
•environmental risks;
•the effects of competition;
•the retention of key members of senior management and key technical personnel;

•increases in interest rates;
•the effectiveness of the Company’s business strategy;
•changes in technology;
•market-related risks, such as general credit, liquidity, and interest-rate risks;
•the timing, amount, and terms of the Company’s future issuances of equity and debt securities; and
•other factors disclosed under Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in this Annual Report on Form 10-K.

Other factors or events that could cause the Company’s actual results to differ materially from the Company’s expectations may emerge from time to time, and it is not possible for the Company to predict all such factors or events. All subsequent written or oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, the Company disclaims any obligation to update or revise these statements, whether based on changes in internal estimates or expectations, new information, future developments, or otherwise.

GLOSSARY OF TERMS

The following are abbreviations and definitions of certain terms used in this Annual Report on Form 10-K and certain terms which are commonly used in the exploration, production, and midstream sectors of the oil and natural gas industry:
•Bbl. One stock tank barrel of 42 United States (U.S.) gallons liquid volume used herein in reference to crude oil, condensate or NGLs.
•Bbl/d. One Bbl per day.
•Bcf. One billion cubic feet of natural gas.
•Bcf/d. One Bcf per day.
•Btu. One British thermal unit, which is the quantity of heat required to raise the temperature of a one-pound mass of water by one degree Fahrenheit.
•Field. An area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations.
•Formation. A layer of rock which has distinct characteristics that differs from nearby rock.
•MBbl. One thousand barrels of crude oil, condensate or NGLs.
•MBbl/d. One MBbl per day.
•Mcf. One thousand cubic feet of natural gas.
•Mcf/d. One Mcf per day.
•MMBbl. One million barrels of crude oil, condensate or NGLs.
•MMBtu. One million British thermal units.
•MMcf. One million cubic feet of natural gas.
•MMcf/d. One MMcf per day.
•NGLs. Natural gas liquids. Hydrocarbons found in natural gas, which may be extracted as liquefied petroleum gas and natural gasoline.
•Reserves. Estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to market and all permits and financing required to implement the project.

References to “Altus” and the “Company” include Altus Midstream Company and its consolidated subsidiaries, unless otherwise specifically stated.

PART I
ITEMS 1. and 2. BUSINESS AND PROPERTIES
Corporate History
Altus Midstream Company was originally incorporated on December 12, 2016 in Delaware under the name Kayne Anderson Acquisition Corp. (KAAC) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. KAAC completed its initial public offering in the second quarter of 2017, after which its securities began trading on the Nasdaq Capital Market (Nasdaq).
On August 3, 2018, Altus Midstream LP was formed in Delaware as a limited partnership and wholly-owned subsidiary of the Company. On August 8, 2018, KAAC and Altus Midstream LP entered into a contribution agreement (the Contribution Agreement) with certain wholly-owned subsidiaries of Apache Corporation (Apache), including four Delaware limited partnerships (collectively, Altus Midstream Operating) and their general partner (Altus Midstream Subsidiary GP LLC, a Delaware limited liability company, and together with Altus Midstream Operating, the Altus Midstream Entities). The Altus Midstream Entities were formed by Apache between May 2016 and January 2017 for the purpose of acquiring, developing, and operating midstream oil and gas assets in the Alpine High resource play and surrounding areas (Alpine High).
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
Following the Closing Date and in connection with the closing of the Business Combination:
•KAAC changed its name to Altus Midstream Company;
•Altus Midstream Company’s wholly-owned subsidiary, Altus Midstream GP LLC, a Delaware limited liability company (Altus Midstream GP), is the sole general partner of Altus Midstream LP;
•Altus Midstream Company operates its business through Altus Midstream LP and its subsidiaries, which include Altus Midstream Operating (collectively, Altus Midstream);
•Altus Midstream Company holds approximately 23.1 percent of the outstanding Common Units and a controlling interest in Altus Midstream LP, while Apache holds the remaining 76.9 percent; and
•Altus Midstream Company’s Class A common stock, $0.0001 par value (Class A Common Stock), continued trading on the Nasdaq under the new symbol “ALTM.”
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
Business Overview
Altus Midstream Company has no independent operations or material assets outside its partnership interests in Altus Midstream, which are reported on a consolidated basis. The Company’s segment analysis and presentation is the same as that of Altus Midstream. Altus Midstream owns gas gathering, processing, and transmission assets in the Permian Basin of West Texas, anchored by midstream service contracts to service Apache’s production from Alpine High. Additionally, Altus owns equity interests in four intrastate Permian Basin pipelines (the Equity Method Interest Pipelines) that have access to various points along the Texas Gulf Coast. The Company’s operations consist of one reportable segment.

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
Assets of Altus Midstream
As of December 31, 2020, Altus Midstream’s assets included approximately 182 miles of in-service natural gas gathering pipelines, approximately 46 miles of residue gas pipelines with four market connections, and approximately 38 miles of NGL pipelines. Three cryogenic processing trains, each with nameplate capacity of 200 MMcf/d, were placed into service during 2019. Other assets include an NGL truck loading terminal with six Lease Automatic Custody Transfer units and eight NGL bullet tanks with 90,000 gallon capacity per tank. The Company’s existing gathering, processing, and transmission infrastructure is expected to provide capacity levels capable of fulfilling its midstream contracts to service Apache’s production from Alpine High and potential third-party customers as market activity in the area continues to develop.
Equity Method Interest Pipelines
As of December 31, 2020, the Company owned equity interests in four Equity Method Interest Pipelines. Each Equity Method Interest Pipeline is operated by a third-party limited liability entity, as further described below. For a more in-depth discussion of the estimated capital resources, liquidity, and timing associated with each Equity Method Interest Pipeline, please see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part IV, Item 15, Note 10—Equity Method Interests, set forth in this Annual Report on Form 10-K.
Gulf Coast Express Pipeline
In December 2018, Altus Midstream closed on the exercise of its Pipeline Option with Kinder Morgan Texas Pipeline LLC (Kinder Morgan), thereby acquiring a 15 percent equity interest in the Gulf Coast Express Pipeline Project (GCX). Altus Midstream acquired an additional 1 percent equity interest in May 2019, for a total 16 percent equity interest in GCX. GCX is a long-haul natural gas pipeline with capacity of approximately 2.0 Bcf/d and transports natural gas from the Waha area in northern Pecos County, Texas, to the Agua Dulce Hub near the Texas Gulf Coast. GCX is operated by Kinder Morgan and was placed into service in September 2019.
EPIC Crude Oil Pipeline
In March 2019, Altus Midstream closed on the exercise of its Pipeline Option with EPIC Pipeline LP, thereby acquiring a 15 percent equity interest in the EPIC crude oil pipeline (EPIC). The long-haul crude oil pipeline extends from the Orla area in northern Reeves County, Texas to the Port of Corpus Christi, Texas, and has Permian Basin initial throughput capacity of approximately 600 MBbl/d. The project includes terminals in Orla, Pecos, Crane, Robstown, Hobson, and Gardendale, Texas with Port of Corpus Christi connectivity and export access. It services Delaware Basin, Midland Basin, and Eagle Ford Shale production. EPIC is operated by EPIC Consolidated Operations, LLC and was placed into service in early 2020.
Permian Highway Pipeline
In May 2019, Altus Midstream closed on the exercise of its Pipeline Option with Kinder Morgan, thereby acquiring an approximate 26.7 percent equity interest in the Permian Highway Pipeline (PHP). The long-haul natural gas pipeline has capacity of approximately 2.1 Bcf/d and transports natural gas from the Waha area in northern Pecos County, Texas to the Katy, Texas area with connections to U.S. Gulf Coast and Mexico markets. PHP is operated by Kinder Morgan and was placed into service in January 2021. PHP was in the commissioning phase and flowing partial volumes as of December 31, 2020.

Shin Oak NGL Pipeline
In July 2019, Altus Midstream closed on the exercise of its Pipeline Option with Enterprise Products Operating LLC (Enterprise Products), thereby acquiring a 33 percent equity interest in Breviloba LLC, which owns the Shin Oak NGL Pipeline (Shin Oak). The long-haul NGL pipeline has capacity of up to 550 MBbl/d and transports NGL production from the Orla area in northern Reeves County, Texas, through the Waha area in northern Pecos County, Texas, and on to Mont Belvieu, Texas. Shin Oak is operated by Enterprise Products and was placed into service during 2019.
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
Apache’s Alpine High Resource Play
Altus’ midstream infrastructure and facilities were initially constructed to service Apache’s production from Alpine High. Alpine High lies in the southern portion of the Delaware Basin, primarily in Reeves County, Texas. The play contains multiple geologic formations and target zones spanning the hydrocarbon phase window from dry gas to wet gas to oil. During 2018 and 2019, Apache focused on geological testing and transitioned to initial tests of full-field development of the Alpine High play, drilling 100 wells and 82 wells, respectively. Given the prevailing gas and NGL price environment and disappointing performance of multi-well development pads in the second half of 2019, Apache materially reduced planned investment and future drilling plans at Alpine High.
This reduced investment level prompted Altus management to assess its long-lived infrastructure assets for impairment given the expected reduction to future throughput volumes. As a result of this assessment, Altus recorded impairments on its gathering, processing, and transmission assets in the fourth quarter of 2019. For further discussion of these impairments, please see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1—Summary of Significant Accounting Policies and Note 5—Property, Plant and Equipment in the Notes to Consolidated Financial Statements, each included within Part IV, Item 15 of this Annual Report on Form 10-K.
Agreements with Apache
The Company and/or its consolidated subsidiaries have entered into certain agreements with Apache. Those material agreements are described in further detail below.
Midstream Service Agreements
Apache has been Altus Midstream’s most significant customer since operations commenced in the second quarter of 2017. Altus Midstream Operating has contracted to provide gas gathering, compression, processing, transmission, and NGL transmission services pursuant to acreage dedications provided by Apache, comprising the entire Alpine High acreage discussed above. Revenues under these contracts are 100 percent fee-based, resulting in no direct commodity price exposure attributable to these contracts. The Company is pursuing similar long-term commercial service contracts with third parties that could be accommodated by existing capacity.

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
During 2020, Altus Midstream entered into separate agreements to provide compressor maintenance, operations, and related services to Apache for a fixed monthly fee per compressor serviced. Please refer to Note 4—Revenue Recognition set forth in Part IV, Item 15 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
Operational Services Agreement
Prior to the Business Combination, Apache provided operations, maintenance, and management services to Altus Midstream Operating, pursuant to an agreement hereby referred to as the “Services Agreement.” In accordance with the terms of the Services Agreement, Apache received a fixed fee per month for its overhead and indirect costs incurred on behalf of Altus Midstream Operating. Altus Midstream Operating had no banking or cash management activities prior to the Business Combination, and therefore, all costs incurred by Altus Midstream Operating were paid by Apache. In connection with the closing of the Business Combination, the Services Agreement was superseded by the COMA (as defined below).
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
Lease Agreements
Concurrent with the closing of the Business Combination, Altus Midstream entered into an operating lease agreement with Apache, relating to the use of certain office buildings, warehouse, and storage facilities located in Reeves County, Texas (the Lease Agreement). Under the terms of the Lease Agreement, Altus Midstream pays to Apache on a monthly basis the sum of (i) a base rental charge of $44,500 and (ii) an amount based on Apache’s estimate of the annual costs it shall incur in connection with the ownership, operation, repair, and/or maintenance of the facilities. Unpaid amounts accrue interest until settled. The initial term of the Lease Agreement is four years and may be extended by Altus Midstream for three additional, consecutive periods of twenty-four months. To accommodate Altus Midstream’s desire to vacate the leased premises, the Lease Agreement was amended in July 2020 to provide for its termination with respect to all or any portion of the leased premises which Apache may sell, with a pro rata rent reduction if Apache sells less than all of the leased premises.
In July of 2020, the Company entered into an operating lease agreement with Apache related to the use of certain of Altus’s compressors. Under the terms of the agreement, Apache pays Altus fixed monthly lease payments of $110,000. The lease agreement has an initial term of thirty months and automatically extends on a month-to-month basis unless either party cancels the agreement. In November of 2020, Altus entered into a second operating lease agreement with Apache, which commenced in January of 2021. The terms of this agreement are the same as described above with the exception of monthly lease payments being $75,000. Altus will also earn a monthly fee to operate and maintain the compressors under lease. Refer to Note 4—Revenue Recognition for further discussion.
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
Regulation
Natural Gas Pipeline Regulation
Under the Natural Gas Act (NGA), the Federal Energy Regulatory Commission (FERC) regulates the transportation of natural gas in interstate commerce. Intrastate transportation of natural gas is largely regulated by the state in which such transportation takes place. To the extent that the Company’s intrastate natural gas transportation system transports natural gas in interstate commerce, the rates, terms, and conditions of such services are subject to FERC jurisdiction under Section 311 of the Natural Gas Policy Act of 1978 (NGPA). The NGPA regulates, among other things, the provision of transportation services by an intrastate natural gas pipeline on behalf of a local distribution company or an interstate natural gas pipeline. Under Section 311 of the NGPA, rates charged for interstate transportation must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest. The terms and conditions of service set forth in the Company’s statement of operating conditions for transportation service under Section 311 of the NGPA are also subject to FERC review and approval. Failure to observe the service limitations applicable to transportation services under Section 311, failure to comply with the rates approved by the FERC for Section 311 service, or failure to comply with the terms and conditions of service established in the pipeline’s FERC-approved statement of operating conditions could result in a change of jurisdictional status and/or the imposition of administrative, civil, and criminal remedies.
The Company’s intrastate natural gas operations are also subject to regulation by various agencies in Texas, principally the Railroad Commission of Texas (TRRC). Altus intrastate pipeline operations are also subject to the Texas Utilities Code and the Texas Natural Resources Code, as implemented by the TRRC. Generally, the TRRC is vested with authority to ensure that rates, operations, and services of gas utilities, including intrastate pipelines, are just and reasonable and not discriminatory. The rates the Company charges for transportation services are deemed just and reasonable under Texas law unless challenged in a customer or TRRC complaint. Failure to comply with the Texas Utilities Code or the Texas Natural Resources Code can result in the imposition of administrative, civil, and criminal remedies.
Natural Gas Gathering Regulation
Section 1(b) of the NGA exempts natural gas gathering facilities from the jurisdiction of the FERC. The Company believes that its natural gas gathering pipelines meet the traditional tests the FERC has used to establish whether a pipeline is a gathering pipeline that is not subject to FERC jurisdiction. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of substantial litigation and varying interpretations. In addition, the FERC’s determinations as to whether a pipeline is a gathering pipeline are made on a case-by-case basis, so the classification and regulation of the Company’s natural gas pipeline system could be subject to change based on future determinations by the FERC and the courts. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation.
The Company’s natural gas pipeline system is subject to regulation by the TRRC under the Texas Utilities Code and the Texas Natural Resources Code in the same manner as described above for intrastate pipeline transportation facilities. The Company’s natural gas gathering pipeline system is also subject to ratable take and common purchaser statutes in Texas. The ratable take statute generally requires gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. Similarly, the common purchaser statute generally requires gatherers to purchase without undue discrimination as to source of supply or producer. These statutes are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply.

Natural Gas Liquids Pipeline Regulation
Transmission services rendered by Altus are subject to the regulation of the TRRC. The TRRC has the authority to regulate rates, though it generally has not investigated the rates or practices of intrastate pipelines in the absence of shipper complaints.
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
PHMSA regularly revises its pipeline safety regulations. Recently, the TRRC adopted rules that require operators of natural gas and hazardous liquid gathering lines in rural areas to report accidents, conduct investigations, and perform necessary corrective action.
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

Climate Change
Federal or state legislative or regulatory initiatives that regulate or restrict emissions of greenhouse gasses (GHGs) in areas in which Altus conducts business could adversely affect the availability of, or demand for, the products the Company stores, transmits, and processes and, depending on the particular program adopted, could increase the costs of Altus’ operations, including costs to operate and maintain facilities, install new emission controls on facilities, acquire allowances to authorize GHG emissions, pay any taxes related to GHG emissions, and/or administer and manage a GHG emissions program. The Company may be unable to recover any such lost revenues or increased costs in the rates charged to customers, and any such recovery may depend on events beyond its control, including the provisions of any final legislation or regulations. Reductions in the Company’s revenues or increases in expenses as a result of climate change initiatives could have adverse effects on the Company’s business, financial condition, results of operations, or cash flows.
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
In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. While Altus has not opted out of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, the Company does not intend to take advantage of the benefits of this extended transition period.
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
RISKS RELATED TO THE COMPANY’S PRIMARY CUSTOMER AND MAJORITY OWNER
Altus derives a substantial portion of its revenue from Apache, and if Apache changes its business strategy, alters its current drilling and development plan on acreage dedicated to Altus, or otherwise significantly reduces the volumes of natural gas or NGLs with respect to which Altus performs midstream services, Altus’ revenue would decline and its business, financial condition, results of operations, and cash flows would be materially and adversely affected.
Substantially all of the Company’s current commercial agreements are with Apache, and as a result, Altus derives substantially all of its midstream services revenue from Apache. Accordingly, Altus will be subject to the operational and business risks of Apache, the most significant of which include the following:
•a failure to recommence or any further or subsequent reduction in or slowing of Apache’s drilling and development plans for or deferrals of production from the acreage dedicated to the Company, including as a result of volatility in the price of crude oil, natural gas, and NGLs or the availability of capital to fund Apache’s activities, which would directly and adversely impact demand for Altus’ midstream services;
•drilling and operating risks, including potential environmental liabilities, associated with Apache’s operations on the acreage dedicated to the Company;
•downstream processing and transportation capacity constraints and interruptions, including the failure of Apache to have sufficient contracted transportation capacity;
•adverse effects of increased or changed governmental and environmental regulation or enforcement of existing regulation; and
•Apache’s financial condition, credit ratings, leverage, market reputation, liquidity, and cash flows.
Further, Altus does not have control over Apache’s business decisions and operations, and Apache is under no obligation to adopt a business strategy that is favorable to the Company. Thus, Altus will be subject to the risk of cancellation of planned development, nonperformance of commitments with respect to future dedications, and other nonpayment or nonperformance by Apache, including with respect to its commercial agreements, which do not contain minimum volume commitments. Furthermore, there is no guarantee that Apache will extend any agreements with the Company beyond their initial terms or that Altus will be able to renew or replace these agreements on equal or better terms, or at all, upon their expiration. Any material nonpayment or nonperformance by Apache under its commercial agreements with the Company would have a significant adverse impact on Altus’ business, financial condition, results of operations, and cash flows.
Altus does not have any employees and relies entirely on services provided by Apache’s employees.
The Company does not have any employees. Instead, Altus relies entirely on Apache’s employees to conduct the Company’s business and activities pursuant to the COMA. There could be material competition for the time and effort of the Apache officers and employees who provide services to both Altus and Apache. If Apache’s employees who provide services to the Company do not devote sufficient attention to the management and operation of Altus’ business and activities, Altus’ business, financial condition, results of operations, and cash flows could be materially and adversely affected.
Although the COMA provides for certain fixed annual limits on the support services fee payable to Apache through 2022, there is no limit on such fees thereafter. As a result, after 2022, Altus may be required to pay Apache higher fees than would be available from third parties. The COMA is subject to termination by Altus or Apache under certain circumstances, including if Apache and its affiliates no longer own a direct or indirect interest in at least 50 percent of the voting or other equity securities of the Company. Should the COMA be terminated by Altus or Apache, Altus will be required to attract and hire employees to perform the services currently performed by Apache’s employees under the COMA or otherwise contract with third parties for the provision of such services, which, in either case, could subject Altus to substantial additional costs, could cause significant disruptions to Altus’ business, may be on terms less favorable than the terms of the COMA, and as a result, Altus’ financial condition, results of operations, and cash flows could be adversely affected.

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
Substantially all of Altus’ gathering and processing operations are located within the Southern Delaware Basin of West Texas, making it vulnerable to risks associated with having revenue-producing operations concentrated in one geographic area.
Altus’ revenue-producing operations are geographically concentrated primarily within the Southern Delaware Basin of West Texas, which disproportionately exposes the Company to risks associated with regional factors and increases its exposure to unexpected events that may occur in this region, such as natural disasters. Furthermore, the Company may be exposed to increases in costs as a result of regional economic conditions and the availability of goods and services, such as a skilled labor force, which could become more expensive (or at certain times, unavailable) if the labor market in the Permian Basin were to tighten. Any of these risks could adversely affect the Company’s financial condition, results of operations, or cash flows.
Apache may suspend, reduce, or terminate its obligations under its commercial agreements with Altus in certain circumstances, which could have a material adverse effect on Altus’ financial condition, results of operations, and cash flow.
Altus is party to certain commercial agreements with Apache, which include provisions that permit Apache to suspend, reduce, or terminate its obligations under the agreement if certain events occur. These events include force majeure events that would prevent the Company from performing some or all of the required services under the applicable agreement. Apache, as the counterparty under these commercial agreements, has the discretion to make such decisions, which may significantly and adversely affect the Company. Any such reduction, suspension, or termination of Apache’s obligations under these agreements would have a material adverse effect on the Company’s financial condition, results of operations, and cash flow.
While Apache has granted Altus a right of first offer to provide additional midstream services and acquire Apache’s retained midstream assets in Alpine High, Apache does not have to accept the Company’s offer.
Apache has granted Altus a right of first offer to provide additional midstream services and acquire Apache’s retained midstream assets in Alpine High. Although Apache granted Altus this right of first offer, the Company can make no assurances that the economic terms that it offers Apache will be acceptable to Apache, and another midstream services provider or a third party may be willing to make an offer to Apache on economic terms that Altus is unwilling or unable to offer. Altus’ inability to take advantage of the opportunities with respect to the right of first offer could adversely affect its growth strategy.
A significant amount of the revenue currently generated by Altus is from contracts with Apache that contain most favored nations rights and other consent rights, limiting flexibility to offer certain rates or capacity to new shippers.
Certain of the Company’s commercial agreements with Apache contain most favored nations rights (MFNs) that could result in lower rates being charged to Apache in the event that any of the rates being charged to other customers are less than the similar rates charged to Apache. Without Apache’s consent, the MFNs effectively limit the Company’s flexibility in negotiating rates for some of Altus’ services with other shippers, because triggering the MFNs would lead to a reduction in the rates that the Company charges to Apache, which would adversely affect Altus’ financial condition, results of operations, or cash flows. Additionally, certain of the commercial agreements may require Apache’s consent to offer third-party customers priority of service in the Company’s facilities that is at least equal to Apache’s priority of service. If Apache refuses to grant such consent, the Company’s ability to attract third-party customers to its midstream facilities could be negatively impacted.

If Apache elects to sell acreage that is dedicated to Altus to a third party, then the third party’s financial condition could be materially worse than Apache’s, and Altus could be subject to the nonpayment or nonperformance by the third party.
If Apache elects to sell acreage that is dedicated to the Company to a third party, then the third party’s financial condition could be materially worse than Apache’s. In such a case, the Company may be subject to risks of loss resulting from nonpayment or nonperformance by the third party, which risks may increase during periods of economic uncertainty. Furthermore, the third party may be subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to the Company. Any material nonpayment or nonperformance by the third party could adversely impact the business, financial condition, results of operations, and cash flows of the Company.
Apache owns a majority of Altus’ outstanding voting shares and thus strongly influences all of Altus’ corporate actions.
Apache and its affiliates beneficially own approximately 79 percent of Altus’ outstanding voting common stock. Under the Stockholders Agreement, Apache is entitled to nominate up to seven directors to Altus’ board of directors depending on its and its affiliates’ ownership of Altus’ outstanding voting common stock. As long as Apache and its affiliates own or control a significant percentage of Altus’ outstanding voting power, it will have the ability to strongly influence all corporate actions, including those requiring stockholder approval, the election and removal of directors, the size of Altus’ board of directors, any amendment of Altus’ charter or bylaws, any action impacting the Equity Method Interest Pipelines or the ownership of such interests, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of Altus’ assets, and will be able to cause or prevent a change in the composition of Altus’ board of directors or a change in control of the Company that could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company. The interests of Apache may not align with the interests of Altus’ other stockholders.
RISKS RELATED TO CONSTRUCTING OR MAINTAINING ASSETS AND OPERATING THE BUSINESS
The COVID-19 pandemic has and may continue to adversely impact the Company’s business, financial condition, and results of operations, the global economy, and the demand for and prices of oil, natural gas, and NGLs. The unprecedented nature of the current situation makes it impossible for the Company to identify all potential risks related to the pandemic or estimate the ultimate adverse impact that the pandemic may have on its business.
The COVID-19 pandemic and the actions taken by third parties, including, but not limited to, governmental authorities, businesses, and consumers, in response to the pandemic have adversely impacted the global economy and created significant volatility in the global financial markets. Business closures, restrictions on travel, “stay-at-home” or “shelter-in-place” orders, and other restrictions on movement within and among communities have significantly reduced demand for and the prices of oil, natural gas, and NGLs. As of the date of this report, efforts to contain COVID-19 have not been successful in many regions, vaccination programs have encountered delays, and the global pandemic remains ongoing. A continued prolonged period of such reduced demand, the failure to timely distribute or the ineffectiveness of any vaccines, the failure to develop adequate treatments, and other adverse impacts from the pandemic may materially adversely affect the Company’s business, financial condition, cash flows, and results of operations.
The Company’s operations rely on Apache and its workforce being able to access the Company’s various facilities. Additionally, because Apache has implemented remote working procedures for a significant portion of its workforce for health and safety reasons and/or to comply with applicable national, state, and/or local government requirements, the Company relies on such persons having sufficient access to applicable information technology systems, including through telecommunication hardware, software, and networks. If a significant portion of Apache’s workforce cannot effectively perform their responsibilities, whether resulting from a lack of physical or virtual access, quarantines, illnesses, governmental actions or restrictions, information technology or telecommunication failures, or other restrictions or adverse impacts resulting from the pandemic, the Company’s business, financial condition, cash flows, and results of operations may be materially adversely affected.
The unprecedented nature of the current situation resulting from the COVID-19 pandemic makes it impossible for the Company to identify all potential risks related to the pandemic or estimate the ultimate adverse impact that the pandemic may have on its business, financial condition, cash flows, or results of operations. Such results will depend on future events, which the Company cannot predict, including the scope, duration, and potential reoccurrence of the COVID-19 pandemic or any other localized epidemic or global pandemic, the distribution and effectiveness of vaccines and treatments, the demand for and the prices of oil, natural gas, and NGLs, and the actions taken by third parties, including, but not limited to, governmental authorities, customers, contractors, and suppliers, in response to the COVID-19 pandemic or any other epidemics or pandemics. The COVID-19 pandemic and its unprecedented consequences have amplified, and may continue to amplify, the other risks identified in this report.

Construction and maintenance of Altus’ assets (including the Equity Method Interest Pipelines) subjects the Company to risks of construction delays, cost over-runs, and negative effects on its financial condition, results of operations, or cash flows.
The construction and maintenance of Altus’ assets (including the Equity Method Interest Pipelines) and any additions or modifications to any such assets are complex projects that are subject to a number of factors beyond the Company’s control, including numerous regulatory, environmental, political, and legal uncertainties, delays from third-party landowners or their refusal to provide necessary consents, the permitting process, complying with laws, unavailability or increased cost of or tariffs on materials, labor disruptions, labor availability, environmental hazards, protests, third-party legal actions, financing, accidents, weather, and other factors. If the Company undertakes these projects, it may not be able to complete them on schedule, at the budgeted cost, or at all. Any delay in the completion or continued maintenance of such assets or any increase in or change in the timing of capital expenditures necessary to fund such construction or maintenance may require the expenditure of significant amounts of capital and could adversely affect the Company’s financial condition, results of operations, liquidity, or cash flows.
If the Company seeks to acquire assets or businesses but is unable to do so on economically acceptable terms or is unable to successfully integrate any acquired assets or operations, its future growth will be limited.
From time to time, the Company may evaluate and seek to acquire assets or businesses that it believes complement its existing business and related assets. The Company may acquire assets or businesses that it plans to use in a manner materially different from their prior owners’ uses. Any acquisition involves potential risks, including the inability to integrate the operations of recently acquired businesses or assets, especially if the assets acquired are in a new business segment or geographic area, the failure to realize expected volumes, revenues, profitability, or growth, the failure to realize any expected synergies and cost savings, the assumption of unknown liabilities, the loss of customers or key employees from the acquired businesses, and potential environmental or regulatory liabilities and title problems.
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
The Company’s gathering, processing, and transmission assets connect to other pipelines or facilities owned and operated by unaffiliated third parties, and continuing access to such third-party pipelines, processing facilities, and other midstream facilities are not within the Company’s control. These pipelines, plants, and other midstream facilities may become unavailable because of testing, turnarounds, maintenance, reduced capacity, regulatory requirements, and other curtailments of receipt or deliveries. If the Company’s costs to access and transmit on these third-party pipelines significantly increase, if any of these pipelines or other facilities become unable to receive, transmit, or process product, or if the volumes the Company gathers or transmits do not meet the product quality requirements, then Altus’ cash flows could be adversely affected.
Increased competitive pressure could adversely affect Altus’ financial condition, results of operations, or cash flows.
Altus competes with similar enterprises in its industry, including large midstream companies that have greater financial resources and access to supplies than the Company. The principal elements of competition are rates, terms of service, and flexibility and reliability of service. Expansion or construction of competing gathering, processing, transmission, and storage systems and excess pipeline capacity would create additional competition for the services the Company provides to its customers.
Further, natural gas utilized as a fuel competes with other forms of energy available to end-users. Increased demand for such other forms of energy at the expense of natural gas could lead to a reduction in demand for Altus’ midstream services and could intensify the negative impact of factors that decrease demand for natural gas in the markets served by the Company’s systems, such as adverse economic conditions, weather, higher fuel costs, and taxes or other governmental or regulatory actions. All of these competitive pressures could adversely affect the Company’s financial condition, results of operations, or cash flows.

Altus may not be able to retain or acquire new customers, which would reduce Altus’ revenues and limit its future profitability.
The renewal or replacement of the Company’s existing contracts with its customers at rates sufficient to maintain or increase current revenues and cash flows depends on a number of factors, some of which are beyond the Company’s control, including competition and the price of, and demand for, commodities in the markets Altus serves. The inability of the Company to renew or replace its current or future contracts as they expire could have a negative effect on its profitability.
Altus does not own in fee the land on which its assets are located, which could result in disruptions to its operations.
The Company does not own in fee any of the land on which its midstream assets have been constructed. Altus’ only interests in these properties are rights granted under surface use agreements, rights-of-way, surface leases, or other easement rights (collectively, Rights-of-Way), of which Apache and certain of its affiliates are a party, and such Rights-of-Way may limit or restrict Altus’ access to or use of the surface estates, which may adversely affect Altus’ operations. The Company is also subject to the possibility of more onerous terms or increased costs to retain necessary land use if Altus does not have valid Rights-of-Way or if such usage rights lapse or terminate. The loss of these rights could have a material adverse effect on the business, financial condition, results of operations, and cash flows of the Company.
A failure in Altus’ computer systems or a terrorist or cyberattack on Altus or third parties with whom Altus does business may adversely affect the Company’s ability to operate its business.
The Company is reliant on technology to conduct its business. The Company depends upon its operational and financial computer systems to process the data necessary to conduct almost all aspects of its business, including operating its pipelines and gathering and processing facilities, recording and reporting commercial and financial transactions, and receiving and making payments. Any failure of the Company’s computer systems or those of its customers, suppliers, or others with whom it does business, including Apache, could materially disrupt the Company’s ability to operate its business.
Cyberattacks against the Company may disrupt computer systems and operations and result in the theft of funds or data. In addition, the Company’s pipeline systems may be targets of terrorist attacks or environmental activist group activities that could disrupt Altus’ ability to conduct its business. Protecting against such threats may require the Company to expend significant additional resources, and any such attack or disruption could have a material adverse effect on Altus’ business and results of operations.
Altus’ business involves many hazards and operational risks, some of which may not be fully covered by insurance. The occurrence of a significant event that is not fully insured could adversely affect Altus’ operations and financial condition.
The Company’s operations are subject to the many hazards inherent in the gathering, compressing, processing, and transmission of natural gas and NGLs, including damage to pipelines, related equipment, and surrounding properties caused by hurricanes, floods, fires, explosions, other natural or anthropogenic disasters, acts of terrorism, and cyberattacks, leaks of natural gas, NGLs, and other hydrocarbons, and induced seismicity.
These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment, including information technology systems, and pollution or other environmental damage and may result in curtailment or suspension of the Company’s related operations. In accordance with typical industry practice, Altus has appropriate levels of business interruption, property, and other insurance, but the Company is not fully insured against all risks incident to its business. If a significant accident or event occurs that is not fully insured, it could adversely affect Altus’ financial condition, results of operations, or cash flows.

RISKS RELATED TO THE EQUITY METHOD INTEREST PIPELINES AND OTHER NON-OPERATED ASSETS
Altus owns or operates a portion of its business with one or more equity interest partners or in circumstances where Altus is not the operator, including the Equity Method Interest Pipelines, which may restrict its operational and corporate flexibility; actions taken by other partners or third-party operators may materially impact the Company’s financial position and results of operations, and Altus may not realize the benefits it expects to realize from an equity interest.
As is common in the midstream industry, Altus owns or operates one or more of its properties with one or more equity interest partners, including the Equity Method Interest Pipelines, or contracts with a third-party to control operations. These relationships require the Company to share operational and other control or to defer to another party’s control, such that it does not have the flexibility to control the development of these properties. If Altus does not timely meet its financial commitments in such circumstances, its rights to participate may be adversely affected. If an equity interest partner is unable or fails to pay its portion of development costs or if a third-party operator does not operate in accordance with the Company’s expectations, the Company’s costs of operations could be increased. Altus could also incur liability or not realize expected benefits as a result of actions taken by an equity interest partner or third-party operator. Actions taken by Apache may also negatively impact Altus’ ownership in or the expected benefits from such assets. Disputes between Altus and the other party or parties in an equity interest may result in litigation or arbitration that would increase the Company’s expenses, delay or terminate projects, and distract the Company’s officers and directors from focusing their time and effort on Altus’ business.
If any of the Equity Method Interest Pipelines experience cost overruns or do not generate the cash flows Altus expects, the Company’s plans for growth and dividends will be impaired.
The Company’s strategy to grow its business depends in part on the Equity Method Interest Pipelines. Altus can offer no assurance that the Equity Method Interest Pipelines will perform as expected. If applicable pipelines do not perform as expected, Altus may experience losses in relation to its equity interests. In addition, each of the Equity Method Interest Pipelines is subject to risks associated with cost over-runs, operational hazards, environmental matters, regulatory matters, creditworthiness of counterparties, and legal matters, as well as other risks and uncertainties, many of which are beyond the control of the operator of the pipeline. If any of these risks were to materialize, Altus’ financial condition, results of operations, and cash flows could be adversely affected.
RISKS RELATED TO THE VOLUME OF PRODUCTS THE COMPANY SERVICES
Altus is dependent on the supply of commodities to its system, and any decrease in such supply or the volumes that Altus gathers, processes, or transmits would adversely affect its financial condition, results of operations, or cash flows.
The Company’s financial performance depends to a large extent on the volumes of natural gas and NGLs gathered, processed, and transmitted on its assets, and decreases in such volumes would directly and adversely affect its financial condition, results of operations, or cash flows. These volumes can be influenced by factors beyond Altus’ control, including regulations, weather, storage levels, increased use of alternative energy sources, decreased demand, and changes in production. The Company’s financial condition, results of operations, or cash flows may also be adversely affected if the reserves or estimates thereof reported by the Company’s customers, for which the Company does not obtain independent evaluations, is less than anticipated or if the infrastructure to gather and process supply into and out of the Company’s systems are unavailable or inadequate. If the Company is unable to maintain or increase the volumes on its system, the Company’s business, financial conditions, results of operations, or cash flows could be adversely affected.
The Company’s exposure to commodity price risk may change over time.
The Company currently generates substantially all of its midstream services revenue pursuant to fee-based contracts under which the Company is paid based on the volumes that it gathers, processes, and transmits, rather than the underlying value of the commodity, and only has an immaterial portion of its revenues that are based on the underlying value of a commodity. However, Altus may enter into contracts or may acquire or develop additional midstream assets in a manner that increases its exposure to commodity price risk, which could adversely affect Altus’ financial condition, results of operations, or cash flows.

RISKS RELATED TO CAPITAL EXPENDITURES
To maintain and grow its business, Altus is, and will be, required to make substantial capital expenditures.
To maintain and grow its business, Altus will need to make substantial capital expenditures to fund growth capital expenditures as well as its share of capital expenditures associated with the Equity Method Interest Pipelines. If the Company does not make sufficient or effective capital expenditures, it will be unable to maintain and grow its business, and, as a result, it may be unable to increase its cash flow over the long term. To fund Altus’ capital expenditures, it will be required to use cash from its operations, incur debt, engage in structured financial transactions, or sell additional shares of Class A Common Stock or other equity securities.
Additionally, the Company’s ability to obtain bank financing or its ability to access the capital markets for future equity or debt offerings may be limited by its then-current financial condition and the covenants in its then-current debt agreements, as well as by general economic conditions and uncertainties that are beyond its control. Also, due to Altus’ relationship with Apache, material adverse changes affecting Apache could negatively impact the Company’s ability to access the capital markets, including the pricing or other terms of any capital markets transactions, or engage in certain transactions that might otherwise be considered beneficial to the Company.

The capital and global credit markets have experienced volatility and disruption in the past, and further volatility and disruption may have an adverse effect on Altus’s ability to access the credit markets to finance its operations or expansions.
The capital and global credit markets have experienced volatility and disruption in the past. In many cases during these periods, the capital markets have exerted downward pressure on equity values and reduced the credit capacity for certain companies. Similar or more severe levels of global market disruption and volatility may have an adverse effect on Altus resulting from, but not limited to, disruption of Altus’ access to capital and credit markets, difficulty in obtaining financing necessary to expand facilities or acquire assets, increased financing costs, and increasingly restrictive covenants.
If Altus is unable to access capital at competitive rates, the Company’s strategy of enhancing the earnings potential of its existing assets, including through capital-growth projects and acquisitions of complementary assets or businesses, may be affected adversely.
RISKS RELATED TO THE COMPANY’S FINANCIAL CONDITION AND OBLIGATIONS
Debt Altus incurs may limit its flexibility to obtain financing and to pursue other business opportunities.
The Company’s current and future level of debt could have important consequences to it, and the Company’s ability to obtain additional financing, if necessary, for working capital, capital expenditures, or other purposes may be impaired or such financing may not be available on favorable terms. The funds available for operations, future business opportunities, and the payment of dividends, if any, to the Company’s stockholders will be reduced by that portion of its cash flows required to make interest payments on its debt, and the Company may be more vulnerable to competitive pressures or a downturn in its business or the economy generally.
Altus’ ability to service any debt will depend upon, among other things, its future financial and operating performance, which will be affected by prevailing economic conditions and other factors, some of which are beyond its control. If the Company’s operating results are not sufficient to service any future indebtedness, it will be forced to take actions such as reducing or eliminating dividends, reducing or delaying its business activities, investments, or capital expenditures, selling assets, or issuing equity. Altus may not be able to effect any of these actions on satisfactory terms or at all.
The discontinuation and uncertain cessation date of LIBOR, and the adoption of an alternative reference rate, may have a material adverse impact on Altus Midstream’s floating rate indebtedness and financing costs.
Pursuant to the terms of Altus Midstream’s revolving credit facility, Altus Midstream may elect to use London Interbank Offering Rate (LIBOR) as a benchmark for establishing the interest rate on floating interest rate borrowings under its revolving credit facility. On November 30, 2020, the ICE Benchmark Administration (“IBA”) announced that it intends to continue publishing LIBOR until the end of June 2023, beyond the previously announced 2021 cessation date. The IBA announcement was supported by announcements from the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, and the Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, and Office of the Comptroller of the Currency (the “U.S. Regulators”). However, both the FCA and U.S. Regulators in their announcements also advised banks to cease entering into new contracts referencing LIBOR after December 2021. These announcements indicate that the continuation of LIBOR on the current basis may not be assured after 2021 and will not be assured beyond 2023. In light of these recent announcements, the future of LIBOR at this time is uncertain, and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phase-out could cause LIBOR to perform differently than in the past or cease to exist.
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
Altus is exposed to the credit risk of its customers and counterparties, including Apache, and their nonpayment or nonperformance could have an adverse effect on the Company’s financial condition, results of operations, or cash flows.
The Company is subject to risks of loss resulting from nonpayment or nonperformance by its customers or other counterparties, including Apache. Any increase in the nonpayment or nonperformance by such parties could adversely affect Altus’ financial condition, results of operations, or cash flows. Additionally, the combination of a reduction of cash flow resulting from lower commodity prices, a reduction in borrowing bases under reserve-based credit facilities, and the lack of availability of debt or equity financing may result in a significant reduction in the liquidity of such parties and their ability to make payment or perform on their obligations to the Company. Furthermore, some of the Company’s customers or other counterparties may be leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default.
Altus may be required to take write-downs, write-offs, or restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations, and stock price.
Altus cannot assure its stockholders that its due diligence will reveal all material issues that may be present in the businesses that it may acquire, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of its control will not later arise. As a result, Altus may be forced to later write down or write off assets, restructure its operations, or incur impairment or other charges that could result in losses. Even though these charges may be non-cash items and may not have an immediate impact on the Company’s liquidity, the fact that it reports charges of this nature could contribute to negative market perceptions about the Company or its securities.
The Company’s ability to utilize net operating losses and other tax attributes to reduce future taxable income may be limited if the Company experiences an ownership change.
As described in Note 13—Income Taxes within Part II, Item 8 of this Annual Report on Form 10-K, the Company has substantial net operating loss carryforwards (NOLs) and other tax attributes available to potentially offset future taxable income. If the Company were to experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended, which is generally defined as a greater than 50 percentage point change, by value, in the Company’s equity ownership by five-percent shareholders over a three-year period, the Company’s ability to utilize its pre-change NOLs and other pre-change tax attributes to potentially offset its post-change income or taxes may be limited. Such a limitation could materially adversely affect the Company’s operating results or cash flows by effectively increasing its future tax obligations.
Altus’ ability to pay dividends depends on its ability to generate sufficient cash flow, which it may not be able to accomplish.
The Company’s ability to pay dividends principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things, income from the Equity Method Interest Pipelines, the volumes of natural gas and NGLs it gathers and processes, commodity prices, and other factors impacting Altus’ financial condition, some of which are beyond its control. In addition, under Delaware law, dividends on Altus’ capital stock may only be paid from “surplus,” which is the amount by which the fair value of Altus’ total assets exceeds the sum of its total liabilities, including contingent liabilities, and the amount of its capital; if there is no surplus, cash dividends on capital stock may only be paid from Altus’ net profits for the then-current and/or the preceding fiscal year.

Altus’ only significant assets are ownership of the non-economic general partner interest and an approximate 23.1 percent limited partner interest in Altus Midstream LP, and such ownership may not be sufficient for Altus Midstream LP to make distributions or loans to Altus to enable it to pay any dividends or satisfy its other financial obligations.
Altus has no direct operations and no significant assets other than the ownership of the non-economic general partner interest and an approximate 23.1 percent limited partner interest in Altus Midstream LP. The Company depends on Altus Midstream LP for distributions, loans, and other payments to generate the funds necessary to meet its financial obligations and to pay dividends with respect to its Class A Common Stock. Subject to certain restrictions, Altus Midstream LP generally will be required to (i) make pro rata distributions to its partners, including the Company, on a quarterly basis in an amount at least sufficient to allow the Company to pay the Company’s taxes and make tax advances to Altus Midstream LP’s limited partners, other than the Company, in certain circumstances, and (ii) reimburse the Company for certain corporate and other overhead expenses. However, legal and contractual restrictions in agreements governing existing and future indebtedness of Altus Midstream LP, as well as the financial condition and operating requirements of Altus Midstream LP, may limit the Company’s ability to obtain cash from Altus Midstream LP. In addition, Altus Midstream LP is required to pay specified quarterly distributions on its Series A Cumulative Redeemable Preferred Units before paying distributions on Common Units. The earnings from, or other available assets of, Altus Midstream LP may not be sufficient to make distributions or loans to the Company, to enable it to pay dividends on its Class A Common Stock, or to satisfy its other financial obligations. The Delaware Revised Uniform Limited Partnership Act generally restricts distributions to the extent that the liabilities of the limited partnership exceed the fair value of its assets.
Holders of Altus Midstream’s Series A Cumulative Redeemable Preferred Units have rights, preferences, and privileges that are not held by, and are preferential to the rights of, holders of Common Units, and could dilute or otherwise adversely affect the holders of Common Units.
Altus Midstream is required to pay specified quarterly distributions on the Series A Cumulative Redeemable Preferred Units (the Preferred Units) before paying distributions on its Common Units. If Altus Midstream fails to pay the Preferred Unit distribution in respect of any quarter in full in cash, then Altus Midstream will not be permitted to declare or make any distributions on its Common Units until all accrued and accumulated but unpaid Preferred Unit distributions have been paid in full. In addition, Altus Midstream’s cash payment of distributions on, and for redemption of, its Common Units is limited in amount and subject to satisfaction of leverage ratios.
The Preferred Units are redeemable at any time at the option of Altus Midstream and under certain circumstances, the Preferred Units are redeemable at the holders’ option, in each case, at a price which incorporates an agreed return on the holders’ investment. The Preferred Units also rank senior to the Common Units in distribution and liquidation rights, and holders of Preferred Units will be entitled to receive a liquidation preference that incorporates an agreed return on the holders’ investment.
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
RISKS RELATED TO PERMITTING, REGULATIONS, AND OTHER LEGAL CHANGES
Altus may be unable to obtain or renew permits necessary for its operations, which could inhibit its ability to do business.
Performance of the Company’s operations require that it obtain and maintain a number of federal, state, and local permits, licenses, and approvals, which is an expensive and lengthy process, with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. All of these permits, licenses, approvals, limits, and standards require a significant amount of monitoring, record keeping, and reporting. Noncompliance or incomplete documentation may result in the imposition of fines, penalties, and injunctive relief. Moreover, the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits Altus requires to conduct its operations to be withheld, delayed, or burdened by restrictive requirements. A decision by a government agency to deny or delay the issuance of a new or existing material permit or other approval or to revoke or substantially modify an existing permit or other approval could adversely affect the Company’s financial condition, results of operations, or cash flows.

Altus is subject to regulation by multiple governmental agencies, which could adversely impact its business, results of operations, and financial condition.
The Company is subject to regulation by multiple federal, state, and local governmental agencies, including those related to pipeline and environmental safety, and regulation by the stock exchange on which its common stock is listed. Proposals and proceedings that could affect the Company or its industry are regularly considered by Congress, as well as by state legislatures and federal and state regulatory commissions, agencies, and courts and stock exchanges. The Company cannot predict when or whether any such proposals or proceedings may become effective or the magnitude of the impact changes in or interpretations of laws, regulations, and exemptions may have on its business. However, additions to the regulatory burden on the Company and the midstream industry can increase the Company’s cost of doing business and affect its profitability.
Altus’ customers, including Apache, and suppliers are subject to the risk of increased federal, state, and local legislation and regulatory initiatives, which could adversely affect Altus’ financial condition, results of operations, or cash flows.
The production of crude oil, natural gas, and NGLs by the Company’s customers, including Apache, and the Company’s suppliers are subject to regulation by multiple federal, state, and local governmental agencies, which may enact additional or more restrictive or onerous regulations, including those that may further regulate, restrict, or prohibit certain drilling methods, including hydraulic fracturing, or impose additional permit requirements and operational restrictions, such as a reduction or prohibition of venting or flaring, in certain jurisdictions or in environmentally sensitive areas. If additional levels of regulation and permits are required, that could lead to delays, increased operating costs, and process prohibitions for the Company’s suppliers and customers that could reduce the volumes of natural gas and NGLs that move through the Company’s systems, which could materially adversely affect its revenue and results of operations.
Climate change legislation, and regulatory initiatives could result in increased operating costs and reduced demand for the natural gas and NGLs services the Company provides.
Legislative bodies and governmental agencies have from time to time considered or adopted legislation or regulations to reduce emissions of GHGs. Wide-ranging policy debates regarding the impact of these gases and possible means for their regulation, along with efforts toward the adoption of international treaties or protocols that would address global climate change issues, are ongoing. Although it is not possible at this time to predict whether legislation or regulations may be adopted to address GHG emissions or how such measures would impact the Company’s business, the imposition of reporting or permitting obligations on, or limiting emissions of GHGs from, Altus’ equipment and operations could require the Company to incur additional costs, adversely affect its performance of operations, or adversely affect demand for the Company’s services.
Altus may become subject to the requirements of the Investment Company Act of 1940, which would limit its business operations and require it to spend significant resources to comply with such act.
The Investment Company Act of 1940 (the Investment Company Act) defines an “investment company” as an issuer that is engaged in the business of investing, reinvesting, owning, holding, or trading in securities and owns investment securities having a value exceeding 40 percent of the issuer’s unconsolidated assets, excluding cash items and securities issued by the federal government. It is possible that some or all of the interests in the Equity Method Interest Pipelines may be investment securities and that the value of those interests that are investment securities over time may exceed 40 percent of the applicable subsidiaries’ unconsolidated assets, excluding cash and government securities, in which case such subsidiaries may meet this threshold definition of an investment company. However, the Investment Company Act provides certain exclusions from this definition and other alternative relief from the application of the Investment Company Act.
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
Altus is subject to income taxes in the United States, and its domestic tax liabilities may be subject to the allocation of expenses in differing jurisdictions. Altus’ future effective tax rates could be subject to volatility or adversely affected by a number of factors, including changes in the valuation of Altus’ deferred tax assets and liabilities, expected timing and amount of the release of any tax valuation allowances, tax effects of stock-based compensation, costs related to intercompany restructurings, changes in tax laws, regulations, or interpretations thereof, or lower than anticipated future earnings in jurisdictions where Altus has lower statutory tax rates and higher than anticipated future earnings in jurisdictions where Altus has higher statutory tax rates.
In addition, Altus may be subject to audits of its income, franchise, sales, and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on the Company’s financial condition and results of operations.
RISKS RELATED TO THE COMPANY’S OWNERSHIP AND FILING STATUS
Altus is a “controlled company” within the meaning of the Nasdaq listing rules and, as a result, qualifies for, and intends to rely on, exemptions from certain corporate governance requirements.
Because Apache and its affiliates control a majority of Altus’ outstanding voting common stock, Altus is a controlled company within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq listing rules, a controlled company may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements that a majority of the board of directors consist of independent directors, the nominating and governance committee be composed entirely of independent directors, and the compensation committee be composed entirely of independent directors. These requirements will not apply to Altus as long as it remains a controlled company, and Altus currently utilizes and intends to continue to utilize some, if not all, of these exemptions. Accordingly, Altus’ stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq listing rules.
The JOBS Act permits “emerging growth companies” like Altus to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.
Altus qualifies as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). As such, Altus is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies and of extended transition periods for as long as Altus continues to be an emerging growth company, including:

•the exemption from the independent registered public accounting firm attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;
•the exemptions from say-on-pay, say-on-frequency, and say-on-golden parachute voting requirements;
•an extended transition period for complying with new or revised accounting standards; and
•reduced disclosure obligations regarding executive compensation in Altus’ periodic reports and proxy statements.
As a result, Altus’ stockholders may not have access to certain information they deem important and may not be able to directly compare the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period, because of the potential differences in accounting standards used. Altus cannot predict if investors will find its Class A Common Stock less attractive if it relies on these exemptions. If some investors find Altus’ Class A Common Stock less attractive as a result, there may be a less active trading market for its Class A Common Stock, and its stock price may be more volatile.

RISKS RELATED TO THE COMPANY’S WARRANTS
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
There is no guarantee that Altus’s warrants will ever be in the money prior to their expiration, and Altus may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making the warrants worthless.
The exercise price for Altus’ warrants is $230.00 per share of Class A Common Stock. There is no guarantee that the public warrants will ever be in the money prior to their expiration, and, as such, the warrants may expire worthless.

Additionally, Altus has the ability to redeem outstanding warrants at any time prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of its Class A Common Stock equals or exceeds $360.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date Altus sends the notice of redemption to the warrant holders. If and when the warrants become redeemable by Altus, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
Redemption of the outstanding warrants could force the warrant holders to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, sell their warrants at the then-current market price when they might otherwise wish to hold their warrants, or accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants.
RISKS RELATED TO STOCK OWNERSHIP DILUTION
The warrants are exercisable for Altus’ Class A Common Stock, which will, upon exercise, increase the number of shares eligible for future resale in the public market and result in dilution to Altus’ stockholders.
Altus has outstanding public and private placement warrants to purchase shares of Class A Common Stock. To the extent such warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to the then-existing holders of Altus’ Class A Common Stock and increase the number of shares eligible for resale in the public market, which could adversely affect the market price of Altus’ Class A Common Stock.
In the future, Apache may receive earn-out consideration in the form of shares of Class A Common Stock upon the achievement of certain stock price and operational goals, which would increase the number of shares eligible for future resale in the public market and result in dilution to Altus’ stockholders.
Pursuant to the Contribution Agreement, Apache will have the right to receive earn-out consideration in the form of additional shares of Class A Common Stock if certain stock price and operational goals are achieved. To the extent such stock price or operational goals are achieved and Apache becomes entitled to receive a portion or all of the earn-out consideration, additional shares of Class A Common Stock will be issued, which will result in dilution to the then-existing holders of Class A Common Stock and increase the number of shares eligible for resale in the public market. The shares of Class A Common Stock issuable to Apache as earn-out consideration have been registered for resale with the SEC. Sales of substantial numbers of such shares by Apache in the public market could adversely affect the market price of Class A Common Stock.
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
Sales of a substantial number of shares of Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of Altus’ Class A Common Stock. Additionally, Apache has the ability to redeem or exchange its Common Units for shares of Class A Common Stock on a one-for-one basis, subject to adjustments, and the Company has the ability to settle such redemption in cash. The shares of Class A Common Stock issuable to Apache upon redemption or exchange of Altus Midstream Common Units have been registered for resale with the SEC. Sales of substantial numbers of such shares by Apache in the public market could adversely affect the market price of Altus’ Class A Common Stock.

RISKS RELATED TO RESTRICTIONS ON STOCKHOLDER ACTIONS
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
The charter provides that, unless Altus consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (Court of Chancery) will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for:
•any derivative action or proceeding brought on the Company’s behalf;
•any action asserting a claim of breach of a fiduciary duty owed by any of the Company’s directors, officers, or other employees to it or its stockholders;
•any action asserting a claim against the Company or any of its directors, officers, or employees arising pursuant to any provision of the DGCL, the charter, or the Company’s bylaws; or
•any action asserting a claim against the Company or any of its directors, officers, or other employees that is governed by the internal affairs doctrine.
The above does not apply for such claims as to which:
•the Court of Chancery determines that it does not have personal jurisdiction over an indispensable party;
•exclusive jurisdiction is vested in a court or forum other than the Court of Chancery; or
•the Court of Chancery does not have subject matter jurisdiction.
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
GENERAL RISK FACTORS
If Altus fails to maintain an effective system of internal controls, it may not be able to report accurately its financial results or prevent fraud. As a result, current and potential holders of the Company’s equity could lose confidence in its financial reporting, which would harm its business and cost of capital.
Effective internal controls are necessary for Altus to provide reliable financial reports, prevent fraud, and operate successfully as a public company. The Company cannot be certain that its efforts to maintain its internal controls will be successful, that it will be able to maintain adequate controls over its financial processes and reporting in the future, or that it will be able to continue to comply with its obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to maintain effective internal controls or to implement or improve the Company’s internal controls could harm its operating results or cause it to fail to meet its reporting obligations. Ineffective internal controls could also cause investors to lose confidence in the Company’s reported financial information, which would likely have a negative effect on the trading price of its equity interests.

If the performance of the Company does not meet the expectations of investors, stockholders, or financial analysts, the market price of Altus’ securities may decline.
The price of the Company’s securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond the Company’s control, and such fluctuations could contribute to the loss of all or part of a stockholder’s investment. Any of the factors listed below could have a material adverse effect on a stockholder’s investment in the Company’s securities, and its securities may trade at prices significantly below the price paid for them. In such circumstances, the trading price of the Company’s securities may not recover and may experience a further decline.
Factors affecting the trading price of the Company’s securities may include:
•actual or anticipated fluctuations in the Company’s quarterly financial results or the quarterly financial results of companies perceived to be similar to it;
•changes in the market’s expectations about Altus’ operating results;
•success of competitors;
•Altus’ operating results failing to meet the expectation of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning the Company or the market in general;
•operating and stock price performance of other companies that investors deem comparable to the Company;
•changes in laws and regulations affecting Altus’ business;
•commencement of, or involvement in, litigation involving the Company;
•changes in the Company’s capital structure, such as future issuances of securities or the incurrence of additional debt;
•sales and issuances of additional equity securities in the future to fund Altus’ capital expenditures;
•the volume of shares of Altus’ Class A Common Stock available for public sale;
•any major change in Altus’ board of directors or management;
•sales of substantial amounts of Class A Common Stock by the Company’s directors, executive officers, or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations, and acts of war or terrorism.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
As of December 31, 2020, the Company did not have any unresolved comments from the SEC staff that were received 180 or more days prior to year-end.

ITEM 3. LEGAL PROCEEDINGS
For further information regarding legal proceedings, see Note 9—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

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

	Year Ended December 31,
	2020		2019
	High	Low	High	Low
First Quarter	$0.15	$0.01	$0.87	$0.40
Second Quarter	$0.04	$—	$0.60	$0.25
Third Quarter	$0.05	$0.01	$0.40	$0.15
Fourth Quarter	$0.12	$0.01	$0.30	$0.07
On January 29, 2021, the Class A Common Stock had a closing price of $47.43, and the warrants had a closing price of $0.06.
Holders
On January 31, 2021, there were 101 holders of record of the Company’s Class A Common Stock and one holder of its Class C Common Stock.
Dividends
Altus has not paid any cash dividends on its Class A Common Stock to date. On December 10, 2020, the Company announced that its Board of Directors declared a cash dividend on the Company's Class A Common Stock. The dividend on Class A Common Stock is payable March 31, 2021, to stockholders of record on February 26, 2021, at a rate of $1.50 per share. Based on Altus’ current financial plan and related assumptions, the Company believes that cash from operations, a reduced capital program for its midstream infrastructure, and distributions from the Equity Method Interest Pipelines will generate cash flows in excess of capital expenditures that will provide sufficient cash to fund the Company’s planned quarterly dividend during 2021.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about the Company’s equity compensation plans is incorporated herein by reference to Altus’ definitive proxy statement for its 2021 Annual Meeting of Stockholders.
Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
None.

Performance Graph
The following stock price performance graph is intended to allow review of stockholder returns, expressed in terms of the performance of the Company’s common stock relative to both a broad equity market index and a published industry index. The information is included for historical comparative purposes only and should not be considered indicative of future stock performance. The graph compares the yearly percentage change in the cumulative total stockholder return on the Company’s Class A Common Stock with the cumulative total return of both the Nasdaq Composite Index and the Alerian US Midstream Energy Index from April 30, 2017 through December 31, 2020. The stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

COMPARISON OF 44 MONTH CUMULATIVE TOTAL RETURN*
Among Altus Midstream Company, the Nasdaq Composite Index,
and the Alerian US Midstream Energy Index

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
05/02/17
12/17
12/18
12/19
12/20
Altus Midstream Company
NASDAQ Composite Index
Alerian US Midstream Energy Index

* $100 invested on 5/2/17 in stock or 4/30/17 in index, including reinvestment of dividends.
Fiscal year ending December 31.

	5/2/2017	2017	2018	2019	2020
Altus Midstream Company	$100.00	$100.10	$79.69	$29.48	$24.46
Nasdaq Composite Index	100.00	114.59	110.42	152.76	221.37
Alerian US Midstream Energy Index	100.00	93.29	83.11	96.05	72.08

ITEM 6. SELECTED FINANCIAL DATA
Omitted.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K, and the risk factors and related information set forth in Part I, Item 1A and Part II, Item 7A of this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are omitted in this Annual Report on Form 10-K are incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 16, 2020.
Overview
Altus Midstream Company (the Company or Altus), through its ownership interest in Altus Midstream LP (Altus Midstream), owns gas gathering, processing, and transmission assets in the Permian Basin of West Texas, anchored by midstream service agreements to service Apache Corporation’s (Apache) production from its Alpine High resource play and surrounding areas (Alpine High). Additionally, the Company owns equity interests in four intrastate Permian Basin pipelines (the Equity Method Interest Pipelines) that have access to various points along the Texas Gulf Coast. The Company’s operations consist of one reportable segment.
The Company has no independent operations or material assets outside its ownership interest in Altus Midstream, which is reported on a consolidated basis. As of December 31, 2020, Altus Midstream’s assets included approximately 182 miles of in-service natural gas gathering pipelines, approximately 46 miles of residue gas pipelines with four market connections, and approximately 38 miles of NGL pipelines. Three cryogenic processing trains, each with nameplate capacity of 200 MMcf/d, were placed into service during 2019. Other assets include an NGL truck loading terminal with six Lease Automatic Custody Transfer units and eight NGL bullet tanks with 90,000 gallon capacity per tank. The Company’s existing gathering, processing, and transmission infrastructure is expected to provide capacity levels capable of fulfilling its midstream contracts to service Apache’s production from Alpine High and potential third-party customers.
As of December 31, 2020, the Company owns the following Equity Method Interest Pipelines:
•A 16 percent equity interest in the Gulf Coast Express Pipeline Project (GCX), which is owned and operated by Kinder Morgan Texas Pipeline, LLC (Kinder Morgan). GCX transports natural gas from the Waha area in West Texas to Agua Dulce near the Texas Gulf Coast. GCX was placed in service during 2019, with the total capacity of 2.0 Bcf/d fully subscribed under long-term contracts.
•A 15 percent equity interest in the EPIC crude oil pipeline (EPIC), which is operated by EPIC Consolidated Operations, LLC. EPIC transports crude oil from Orla, Texas in Northern Reeves County to the Port of Corpus Christi, Texas. EPIC was placed in service early 2020, with initial throughput capacity of approximately 600 MBbl/d.
•An approximate 26.7 percent equity interest in the Permian Highway Pipeline (PHP), which is also owned and operated by Kinder Morgan. PHP transports natural gas from the Waha area in northern Pecos County, Texas to the Katy, Texas area with connections to Texas Gulf Coast and Mexico markets. PHP was placed in service January 2021, with the total capacity of 2.1 Bcf/d fully subscribed under long-term contracts.
•A 33 percent equity interest in the Shin Oak NGL Pipeline (Shin Oak), which is owned by Breviloba, LLC, and operated by Enterprise Products Operating LLC. Shin Oak transports NGLs from the Permian Basin to Mont Belvieu, Texas. Shin Oak was placed in service during 2019, with total capacity of up to 550 MBbl/d.
The global economy and the energy industry have been deeply impacted by the effects of the coronavirus disease 2019 (COVID-19) pandemic and related governmental actions. Uncertainty in the oil markets and the negative demand implications of the COVID-19 pandemic continue to impact oil supply and demand. Altus management continues to monitor natural gas throughput volumes from Apache and capacity utilization of the Equity Method Interest Pipelines. During the second quarter of 2020, Apache shut in approximately 70 MMcf/d of production in response to low commodity prices, which fell as a result of lower demand and higher uncertainty associated with the COVID-19 pandemic. These volumes came back online during the third quarter of 2020 after prices began to recover. The Company remains focused on increasing third-party processing opportunities in addition to Alpine High; however, the current market situation has slowed the pace of this activity. Altus has no upcoming debt maturities, and the term of its revolving credit facility extends through November of 2023.

The Company is projected to be cash flow positive in 2021 following the start-up of PHP in January of 2021, with minimal expected future capital requirements. As such, the Company believes it has sufficient operating cash flows and liquidity to fund its future capital expenditures and its quarterly dividend declared by the Board of Directors in December of 2020.
The current crisis, however, is still evolving and may become more severe and complex. As a result, the COVID-19 pandemic may still materially and adversely affect Altus’ results in a manner that is either not currently known or that the Company does not currently consider to be a significant risk to its business. For additional information about the business risks relating to the COVID-19 pandemic, please refer to Part II, Item 1A—Risk Factors of this Annual Report on Form 10-K.
Altus Midstream Operational Metrics
The Company uses a variety of financial and operational metrics to assess the performance of its operations and growth compared to expected plan estimates. These metrics include:
•Throughput volumes and associated revenues;
•Costs and expenses; and
•Adjusted EBITDA (as defined below).
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
In the second quarter of 2020, shut-ins and unplanned downtime, among other events, had a negative impact on throughput volumes and associated revenues. Apache shut in approximately 70 MMcf/d of production in response to low commodity prices, which fell as a result of lower demand and higher uncertainty associated with the COVID-19 pandemic. In addition, unplanned downtime to address moisture in the residue pipeline reduced throughput by approximately 40 MMcf/d. These volumes were back on-line at the beginning of the third quarter. In the fourth quarter of 2020, voluntary, price-related volume curtailments reduced throughput by approximately 26 MMcf/d.
The Company remains focused on increasing third-party processing opportunities in addition to Alpine High, and other producers are developing oil and gas plays in surrounding areas that may provide Altus opportunities to enter into third-party processing and gathering agreements. Producers’ willingness to engage in new drilling is determined by a number of factors, all of which are affected by the COVID-19 pandemic, the most important of which are the prevailing and projected prices of oil, natural gas, and NGLs, the cost to drill and operate a well, the availability and cost of capital, and environmental and government regulations. Company management believes that its midstream assets are positioned in one of the most active regions for oil and gas exploration and development activities in the United States, and the Company is actively pursuing new supplies of natural gas and processing arrangements with third parties to increase throughput volumes in its systems.
For more information about the Company’s relationship with Apache, please see the section entitled Altus’ Relationship with Apache in Part I, Items 1 and 2 of this Annual Report on Form 10-K.

Costs and Expenses
Costs of product sales
Costs of product sales represent purchases of NGLs from a third party, which the Company then owns, controls and processes, prior to ultimate sale to customers. These costs are directly associated with the volume and amount of third-party contracts entered into and could fluctuate depending on market conditions and product prices.
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
General and administrative
General and administrative (G&A) expense represents indirect costs and overhead expenditures incurred by the Company associated with managing the midstream assets. These expenses primarily comprise fixed fees set forth in the Construction, Operations and Maintenance Agreement (COMA) entered into with Apache. Refer to Note 3—Transactions with Affiliates in the Notes to Consolidated Financial Statements set forth in Part IV of this Annual Report on Form 10-K for further information.
Taxes other than income
Taxes other than income are primarily related to ad valorem taxes on the Company’s midstream assets.
Adjusted EBITDA
The Company defines Adjusted EBITDA as net income (loss) including noncontrolling interests before financing costs (net of capitalized interest), interest income, income taxes, depreciation, and accretion and adjusts such items, as applicable, from income from the Equity Method Interest Pipelines. Altus also excludes (when applicable) impairments, unrealized gains or losses on derivative instruments, and other items affecting comparability of results to peers. Company management believes Adjusted EBITDA is useful for evaluating operating performance and comparing results of operations from period-to-period and against peers without regard to financing or capital structure. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss) including noncontrolling interests or any other measure determined in accordance with accounting principles generally accepted in the United States (GAAP) or as an indicator of the Company’s operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing Altus’ financial performance, such as cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. The presentation of Adjusted EBITDA should not be construed as an inference that the Company’s results will be unaffected by unusual or non-recurring items. Additionally, the Company’s computation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.
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
The following table presents a reconciliation of the GAAP financial measure of net income (loss) including noncontrolling interests to the non-GAAP financial measure of Adjusted EBITDA.

	Year Ended December 31,
	2020	2019

	(In thousands)
Reconciliation of net income (loss) including noncontrolling interests to Adjusted EBITDA
Net income (loss) including noncontrolling interests	$80,484	$(1,338,900)
Add:
Financing costs, net of capitalized interest	2,190	1,792
Income tax expense	—	64,900
Depreciation and accretion	15,945	41,480
Impairments	1,643	1,300,719
Unrealized derivative instrument loss	36,080	8,470
Equity method interests Adjusted EBITDA	111,675	29,251
Loss on sale of assets, net	2,234	605
Other	348	676
Less:
Interest income	9	3,606
Income from equity method interests, net	58,739	19,069
Income tax benefit	696	—
Adjusted EBITDA	$191,155	$86,318

Results of Operations

The following table presents the Company’s results of operations for the periods presented:

	Year Ended December 31,
	2020	2019

	(In thousands)
REVENUES:
Midstream services revenue — affiliate	$144,714	$135,798
Product sales — third parties	3,695	—
Total revenues	148,409	135,798
COSTS AND EXPENSES:
Costs of product sales	2,988	—
Operations and maintenance	37,993	55,858
General and administrative	13,155	10,301
Depreciation and accretion	15,945	41,480
Impairments	1,643	1,300,719
Taxes other than income	15,069	13,231
Total costs and expenses	86,793	1,421,589
OPERATING INCOME (LOSS)	61,616	(1,285,791)
Unrealized derivative instrument loss	(36,080)	(8,470)
Interest income	9	3,606
Income from equity method interests, net	58,739	19,069
Other	(2,306)	(622)
Total other income	20,362	13,583
Financing costs, net of capitalized interest	2,190	1,792
NET INCOME (LOSS) BEFORE INCOME TAXES	79,788	(1,274,000)
Current income tax benefit	(696)	(15)
Deferred income tax expense	—	64,915
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	80,484	(1,338,900)
Net income attributable to Preferred Unit limited partners	75,906	38,809
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	4,578	(1,377,709)
Net income (loss) attributable to Apache limited partner	2,987	(1,008,039)
NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS	$1,591	$(369,670)
KEY PERFORMANCE METRICS:
Adjusted EBITDA(1)	$191,155	$86,318
OPERATING DATA:
Average throughput volumes of natural gas (MMcf/d)	499	509
(1)Adjusted EBITDA is not defined by GAAP and should not be considered an alternative to, or more meaningful than, net income (loss), operating income (loss), net cash provided by (used in) operating activities, or any other measures prepared under GAAP. For the definition and reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see the section titled Altus Midstream Operational Metrics—Adjusted EBITDA above.
Since the Company commenced operations in the second quarter of 2017, its most significant customer has been Apache. Altus Midstream is pursuing similar long-term commercial service contracts with third-parties that could be accommodated by existing capacity. Altus’ midstream service agreements with Apache contain no minimum volume commitments and as such, future results of operations may be materially impacted by Apache’s production volumes from Alpine High and Altus’ ability to contract third-party business. Refer to Part I, Item 1A—Risk Factors of this Annual Report on Form 10-K for further discussion.

Revenues
The following table summarizes the Company’s revenues for the periods presented:

	Year Ended December 31,
	2020	2019

	(In thousands)
REVENUES:
Midstream services revenue — affiliate	$144,714	$135,798
Product sales — third parties	3,695	—
Total revenues	$148,409	$135,798
Midstream services revenue was primarily generated from fee-based midstream services provided under the terms of separate commercial midstream service agreements with Apache for the gas gathering, processing, and transmission of volumes from the dedicated area in the Alpine High field. Altus receives a per-unit fee based on the quantity of natural gas and natural gas liquid volumes that flow through its systems. During the periods presented, Altus did not own or take title to the affiliate volumes that were processed through its systems. Additionally, during 2020 the Company began providing compressor operations, maintenance, and related services to Apache in exchange for a fixed monthly fee per compressor unit serviced. For more details, please refer to Note 4—Revenue Recognition in the Notes to Consolidated Financial Statements included within Part IV, Item 15 of this Annual Report on Form 10-K.
Midstream services revenue from affiliate increased by $8.9 million to $144.7 million for the year ended December 31, 2020, as compared to $135.8 million for the year ended December 31, 2019. The increase was primarily driven by higher throughput of rich natural gas volumes due to increased capacity as a result of the three cryogenic processing trains coming on line starting in the second quarter of 2019, partially offset by lower throughput of lean natural gas volumes.
Beginning in 2020, product sales revenues, which totaled $3.7 million during the year, were generated from NGLs and condensates purchased and processed by Altus from a third party and subsequently sold to non-affiliated customers.
Costs and Expenses
The following table summarizes the Company’s costs and expenses for the periods presented:

	Year Ended December 31,
	2020	2019

	(In thousands)
Costs of product sales	$2,988	$—
Operations and maintenance	37,993	55,858
General and administrative	13,155	10,301
Depreciation and accretion	15,945	41,480
Impairments	1,643	1,300,719
Taxes other than income	15,069	13,231
Total costs and expenses	$86,793	$1,421,589
Costs of product sales
The $3.0 million in costs of product sales represent purchases of NGLs from a third party starting in 2020, which were used to support the product sales to third parties discussed above.

Operations and maintenance
Operations and maintenance expenses decreased by approximately $17.9 million to $38.0 million for the year ended December 31, 2020, as compared to $55.9 million for the year ended December 31, 2019, primarily driven by increased operational efficiency as a result of transitioning from mechanical refrigeration units to the Company’s centralized Diamond cryogenic complex starting in the second quarter of 2019. The transition resulted in decreases in employee-related costs, contract labor, lower supplies expenses, and lower equipment rentals. These savings are coupled with an overall decrease in Company labor from headcount reductions, partially offset by higher electricity power usage.
General and administrative

G&A expense increased by $2.9 million to $13.2 million for the year ended December 31, 2020, as compared to $10.3 million for the year ended December 31, 2019, primarily driven by higher fees paid under the COMA, which escalate on an annual basis per the terms of the COMA Agreement. Refer to Note 3—Transactions with Affiliates within Part IV, Item 15 of this Annual Report on Form 10-K for more information related to this agreement, including future fee increases.
Depreciation and accretion
Depreciation and accretion expense decreased by $25.6 million to $15.9 million for the year ended December 31, 2020, as compared to $41.5 million for the year ended December 31, 2019. The decrease was primarily a result of the impairments recorded on the carrying value of the property, plant, and equipment at the end of 2019.
Impairments
During the fourth quarter of 2020, the Company sold certain of its power generators to a third party and, as a result, the remaining power generators owned by the Company were remeasured at fair value calculated based on the proceeds of such sale. This remeasurement resulted in an impairment of $1.6 million on these assets.
Apache, as part of its fourth quarter 2019 capital planning review, notified Altus that it had materially reduced its investment and future drilling plans at Alpine High. This notification prompted Altus management to assess its long-lived infrastructure assets for impairment, and as a result of this assessment, Altus recorded impairments of $1.3 billion on its gathering, processing, and transmission assets in the fourth quarter of 2019. Altus also recorded an impairment charge of $9.3 million in the third quarter of 2019 related to the cancellation of construction on a previously planned compressor station.
For further discussion of these impairments, please see Note 1—Summary of Significant Accounting Policies and Note 5—Property, Plant and Equipment in the Notes to Consolidated Financial Statements included within Part IV, Item 15 of this Annual Report on Form 10-K.
Taxes other than income
The increase in taxes other than income was driven by changes related to ad valorem taxes, which increased by $1.8 million to $14.7 million for the year ended December 31, 2020, as compared to $12.9 million for the year ended December 31, 2019. The $1.8 million increase reflects higher tax assessments related to the completion and timing of assets placed in service during the prior year.

Other Income (Loss) and Financing Costs, Net of Capitalized Interest
The components of other income, other loss, and financing costs, net of capitalized interest are presented below:

	Year Ended December 31,
	2020	2019

	(In thousands)
Unrealized derivative instrument loss	$(36,080)	$(8,470)
Interest income	9	3,606
Income from equity method interests, net	58,739	19,069
Other	(2,306)	(622)
Total other income	$20,362	$13,583

Interest expense	$9,775	$6,384
Amortization of deferred facility fees	1,148	889
Capitalized interest	(8,733)	(5,481)
Total Financing costs, net of capitalized interest	$2,190	$1,792
Unrealized derivative instrument loss
During the year ending December 31, 2020, the Company recognized an unrealized derivative instrument loss of $36.1 million in relation to an embedded exchange option identified upon the issuance and sale of Series A Cumulative Redeemable Preferred Units (the Preferred Units) in the second quarter of 2019. The recognized unrealized loss related to this embedded feature was $8.5 million for the year ended December 31, 2019. The associated derivative liability is recorded on the consolidated balance sheet at fair value. The fair value of the embedded derivative is determined (using an income approach) by a range of factors including expected future interest rates using the Black-Karasinski model, interest rate volatility, the Company’s imputed interest rate, the expected timing of periodic cash distributions, the estimated timing for the potential exercise of the exchange option, and anticipated dividend yields of the Preferred Units. The value of the derivative during the year ending December 31, 2020 was primarily impacted by the decrease in the expected timing to exercise the exchange option feature. Refer to Note 12—Series A Cumulative Redeemable Preferred Units within Part IV, Item 15 of this Annual Report on Form 10-K for further discussion.
Interest Income
Interest income decreased $3.6 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019, as a result of a decrease in the average cash and cash equivalents balance maintained by the Company throughout the year.
Income from equity method interests, net
As of December 31, 2020, the Company holds equity interests in four pipelines. Income from the Equity Method Interest Pipelines was primarily driven by the Company’s proportionate share of net income from GCX and Shin Oak, partially offset by net losses attributable to EPIC. GCX and Shin Oak were placed into service during 2019, and 2020 reflected the first full year of earnings for these pipelines. EPIC was placed into service in early 2020 and operated at a net loss during 2020. PHP was in the commissioning phase and flowing partial volumes as of December 31, 2020, and was placed into service on January 1, 2021. Refer to Note 10—Equity Method Interests within Part IV, Item 15 of this Annual Report on Form 10-K for more information.
Financing costs, net of capitalized interest
Financing costs incurred, net of capitalized interest, includes increases in interest expense related to higher balances drawn on the Company’s credit facility throughout the current year as compared to 2019; however, most of the interest expense on the Company’s credit facility was eligible to have interest capitalized in all periods presented.

Provisions for income taxes
Current income tax benefit for the years ended December 31, 2020 and 2019 were a benefit of $696.0 thousand and $15.0 thousand, respectively. On March 27, 2020, the President signed into law the Coronavirus Aid, Relief and Economic Security Act (CARES Act) in response to the COVID-19 pandemic. Under the CARES Act, 100 percent of net operating losses arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five preceding tax years of such loss. For the year ended December 31, 2020, the Company recorded a current income tax benefit of $696.0 thousand associated with a net operating loss carryback claim.
The Company recorded no deferred income tax expense for the year ended December 31, 2020, as compared to $64.9 million for the year ended December 31, 2019. The reduction to deferred income tax expense during the year ended December 31, 2020 as compared to the year ended December 31, 2019 was the result of an increase in valuation allowance against the Company’s deferred tax assets.
Please refer to Note 13—Income Taxes set forth in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion.
Key Performance Metric—EBITDA
Net income before income taxes was $79.8 million for the year ended December 31, 2020, an increase of $1.4 billion from a net loss before income taxes of $1.3 billion for the year ended December 31, 2019. The increase in net income before income taxes was primarily driven by an increase of $12.6 million in total revenues, $39.7 million of higher income from the Equity Method Interest Pipelines, a $17.9 million decrease in operations and maintenance expenses, a $1.3 billion decrease in impairment expense, and a $25.5 million decrease in depreciation and accretion expense compared to the prior year period (as discussed above). The increases to net income were offset by a $27.6 million increase to expense related to the fair value measurement of an embedded derivative at December 31, 2020, a $3.6 million decrease to interest income, a $3.0 million increase to costs of product sales, a $2.9 million increase to general administrative expenses, and $3.9 million of various other costs of the Company.
Adjusted EBITDA increased by $104.8 million for the year ended December 31, 2020 compared to the prior year period. Adjusted EBITDA, which excludes the impacts of depreciation, accretion, impairments, and the changes to the embedded derivative, benefited from an incremental $42.8 million increase related to excluding depreciation, and interest in the Company’s proportionate share of EBITDA from the Equity Method Interest Pipelines. This amount was further benefited by a decrease of $5.3 million, in aggregate, of various other insignificant costs of the Company.
For additional information, see the section titled Altus Midstream Operational Metrics—Adjusted EBITA above.
Capital Resources and Liquidity
The Company’s primary use of capital since inception has been for the initial construction of gathering and processing assets, as well as the acquisition of the Equity Method Interest Pipelines and associated subsequent construction costs. For 2021, the Company’s primary capital spending requirements are related to equity contributions associated with its proportionate share of remaining construction, commissioning, and maintenance costs relating to the Equity Method Interest Pipelines.
During 2020, the Company’s primary sources of cash were borrowings under the revolving credit facility, cash generated from operations, distributions from the Equity Method Interest Pipelines, and proceeds from the sale of assets. Based on Altus’ current financial plan and related assumptions, the Company believes that cash from operations, a reduced capital program for its midstream infrastructure, and distributions from the Equity Method Interest Pipelines will generate cash flows in excess of capital expenditures that will provide sufficient cash to fund the Company’s planned quarterly dividend during 2021.
Given the recent crude oil price collapse on lower demand and economic activity resulting from the COVID-19 pandemic and related governmental actions, the Company continues to monitor expected natural gas throughput volumes from Apache and capacity utilization of the Equity Method Interest Pipelines. Projections for 2021 remain dynamic. Altus' results, including projections related to capital resources and liquidity, could be materially affected by the continuing COVID-19 pandemic.

Altus Midstream Capital Requirements
During 2020 and 2019, capital spending for midstream infrastructure assets totaled $30.0 million and $342.7 million, respectively. Management believes its existing gathering, processing, and transmission infrastructure capacity is capable of fulfilling its midstream contracts to service Apache’s production from Alpine High and any potential third-party customers. As such, the Company expects remaining capital requirements for its existing infrastructure assets during 2021 to be minimal.
Additionally, during the years ended December 31, 2020 and 2019, the Company made cash contributions totaling $327.3 million and $501.4 million, respectively, for the Equity Method Interest Pipelines, which includes the following equity interest ownership stakes:
•a 16.0 percent interest in GCX;
•a 15.0 percent interest in EPIC;
•an approximate 26.7 percent interest in PHP; and
•a 33.0 percent interest in Shin Oak.
The Company estimates it will incur approximately $30 million of additional capital contributions during 2021 for its equity interest associated with the commissioning and remaining construction costs in these joint venture pipelines, primarily associated with PHP. The Company anticipates its existing capital resources will be sufficient to fund the Company’s future capital expenditures for the Equity Method Interest Pipelines and the Company’ existing infrastructure assets. For further information on the Equity Method Interest Pipelines, refer to Note 10—Equity Method Interests in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.
Altus Midstream Class A Common Stock Dividend and Common Units Distributions
On December 10, 2020, the Company announced that its Board of Directors declared a cash dividend of $1.50 per share on the Company’s Class A Common Stock, totaling $5.6 million to be paid to stockholders in the first quarter of 2021. The Class A Common Stock dividend will be funded by a distribution from Altus Midstream to its common unitholders of $1.50 per Common Unit, totaling $24.4 million, of which $5.6 million is payable to the Company and the balance is payable to Apache. For more information please refer to Note 3—Transactions with Affiliates and Note 11—Equity in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.
With PHP, Shin Oak, GCX, and EPIC in service, the Company anticipates that its existing capital resources will be sufficient to fund the Company’s continuing obligations, including future distribution payments required to fund the Company’s planned quarterly dividend.

Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented.

	For the Year Ended December 31,
	2020	2019

	(In thousands)
Sources of cash and cash equivalents:
Redeemable noncontrolling interest - Preferred Unit limited partners, net	$—	$611,249
Proceeds from revolving credit facility	228,000	396,000
Proceeds from sale of assets	10,240	13,309
Capital distributions from equity method interests	17,419	—
Net cash provided by operating activities	164,294	76,273
	419,953	1,096,831
Uses of cash and cash equivalents:
Capital expenditures(1)	(29,981)	(342,650)
Distributions paid to Preferred Unit limited partners	(23,124)	—
Contributions to and acquisition of equity method interests	(327,305)	(1,171,977)
Finance lease payments	(11,789)	(22,994)
Deferred facility fees	(816)	(792)
Capitalized interest paid	(8,733)	(2,370)
	(401,748)	(1,540,783)
Increase (decrease) in cash and cash equivalents	$18,205	$(443,952)
(1)The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this document, which include accruals.
Liquidity
The following table presents a summary of the Company’s key financial indicators at the dates presented:

	December 31, 2020	December 31, 2019

	(In thousands)
Cash and cash equivalents	$24,188	$5,983
Total debt	624,000	405,767
Available committed borrowing capacity	176,000	404,000
Cash and cash equivalents
At December 31, 2020 and December 31, 2019, the Company had $24.2 million and $6.0 million, respectively, in cash and cash equivalents. The majority of the cash is invested in highly liquid, investment-grade instruments with maturities of three months or less at the time of purchase.
Debt
As of December 31, 2020 and December 31, 2019, the Company had debt outstanding totaling $624.0 million and $405.8 million, respectively. At December 31, 2019, $9.8 million of debt outstanding was related to a finance lease obligation for which the term ended in the first quarter of 2020.

Available credit facilities
In November 2018, Altus Midstream entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream’s two, one year extension options). The agreement for this revolving credit facility, as amended (the Amended Credit Agreement), provides aggregate commitments from a syndicate of banks of $800.0 million. The aggregate commitments include a letter of credit subfacility of up to $100.0 million and a swingline loan subfacility of up to $100.0 million. Altus Midstream may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of December 31, 2020 and 2019, total outstanding borrowings were $624.0 million and $396.0 million, respectively, and no letters of credit were outstanding under this facility.
Altus Midstream’s revolving credit facility is unsecured and is not guaranteed by the Company, Apache, or any of their respective subsidiaries.
At Altus Midstream’s option, the interest rate per annum for borrowings under this amended credit facility is either a base rate, as defined, plus a margin, or the London Interbank Offered Rate (LIBOR), plus a margin. Altus Midstream also pays quarterly a facility fee at a rate per annum on total commitments. The margins and the facility fee vary based upon (i) the Leverage Ratio (as defined below) until Altus Midstream has a senior long-term debt rating and (ii) such senior long-term debt rating once it exists. The Leverage Ratio is the ratio of (1) the consolidated indebtedness of Altus Midstream and its restricted subsidiaries to (2) EBITDA (as defined in the Amended Credit Agreement) of Altus Midstream and its restricted subsidiaries for the 12-month period ending immediately before the determination date. At December 31, 2020, the base rate margin was 0.05 percent, the LIBOR margin was 1.05 percent, and the facility fee was 0.20 percent. In addition, a commission is payable quarterly to the lenders on the face amount of each outstanding letter of credit at a per annum rate equal to the LIBOR margin then in effect. Customary letter of credit fronting fees and other charges are payable to issuing banks.
The Amended Credit Agreement contains restrictive covenants that may limit the ability of Altus Midstream and its restricted subsidiaries to, among other things, incur additional indebtedness or guaranty indebtedness, sell assets, make investments in unrestricted subsidiaries, enter into mergers, make certain payments and distributions, incur liens on certain property securing indebtedness, and engage in certain other transactions without the prior consent of the lenders. Altus Midstream also is subject to a financial covenant under the Amended Credit Agreement, which requires it to maintain a Leverage Ratio not exceeding 5.00:1.00 at the end of any fiscal quarter, starting with the quarter ended December 31, 2019, except that during the period of up to one year following a qualified acquisition, the Leverage Ratio cannot exceed 5.50:1.00 at the end of any fiscal quarter. Unless the Leverage Ratio is less than or equal to 4.00:1.00, the Amended Credit Agreement limits distributions in respect of Altus Midstream LP’s capital to $30 million per calendar year until either (i) the consolidated net income of Altus Midstream LP and its restricted subsidiaries, as adjusted pursuant to the Amended Credit Agreement, for three consecutive calendar months equals or exceeds $350.0 million on an annualized basis or (ii) Altus Midstream LP has a specified senior long-term debt rating; in addition, before the occurrence of one of those two events, the Leverage Ratio must be less than or equal to 5.00:1.00. In no event can any distribution be made that would, after giving effect to it on a pro forma basis, result in a Leverage Ratio greater than (i) 5.00:1.00 or (ii) for a specified period after a qualifying acquisition, 5.50:1.00. The Leverage Ratio as of December 31, 2020 was less than 4.00:1.00.
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
There are no clauses in the Amended Credit Agreement that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes. The Amended Credit Agreement has no drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreement allows the lenders to accelerate payment maturity and terminate lending and issuance commitments for nonpayment and other breaches, and if Altus Midstream or any of its restricted subsidiaries defaults on other indebtedness in excess of the stated threshold, is insolvent, or has any unpaid, non-appealable judgment against it for payment of money in excess of the stated threshold. Lenders may also accelerate payment maturity and terminate lending and issuance commitments if Altus Midstream undergoes a specified change in control or has specified pension plan liabilities in excess of the stated threshold. Altus Midstream was in compliance with the terms of the Amended Credit Agreement as of December 31, 2020.

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
At the Closing, the partners of Altus Midstream entered into a second amended and restated agreement of limited partnership of Altus Midstream LP (the Amended LPA). The Amended LPA provides the terms of the Preferred Units, including the distribution rate, redemption rights, and rights to exchange the Preferred Units for shares of the Company’s Class A Common Stock, as well as rights of holders of the Preferred Units to approve certain partnership business, financial, and governance-related matters. The Preferred Units have a perpetual term, unless redeemed or exchanged as described below. Pursuant to the Amended LPA:
•The Preferred Units entitle the holders thereof to receive quarterly distributions at a rate of 7 percent per annum, commencing with the quarter ended June 30, 2019. The rate increases to 10 percent per annum after the fifth anniversary of Closing and upon the occurrence of specified events. For any quarter ending on or prior to December 31, 2020, Altus Midstream could elect to pay distributions on the Preferred Units in-kind and did so in respect of quarters ended on and before March 31,2020.
•The Preferred Units are redeemable at Altus Midstream’s option at any time in cash at a redemption price (the Redemption Price) equal to (a) the greater of (i) an 11.5 percent internal rate of return (increasing to 13.75 percent after the fifth anniversary of Closing), and (ii) a 1.3x multiple of invested capital plus (b) if applicable, the value of any accrued and unpaid distributions. The Preferred Units will be redeemable at the holder’s option upon a change of control or liquidation of Altus Midstream and certain other events, including certain asset dispositions. Subject to compliance with minimum ownership requirements and redemption restrictions of the Amended LPA, Apache’s election to cause its Common Units in Altus Midstream to be redeemed for shares of the Company’s Class A Common Stock or cash (as further discussed in Note 11—Equity in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K) would not be a change of control.
•The Preferred Units will be exchangeable for shares of the Company’s Class A Common Stock at the option of the Preferred Unit holders after the seventh anniversary of Closing or upon the occurrence of specified events. Each Preferred Unit will be exchangeable for a number of shares of Class A Common Stock equal to the Redemption Price divided by the volume-weighted average trading price of the Class A Common Stock on the Nasdaq Global Select Market for the 20 trading days immediately preceding the second trading day prior to the applicable exchange date, less a 6 percent discount.
•Each outstanding Preferred Unit has a liquidation preference equal to the Redemption Price payable before any amounts are paid in respect of Altus Midstream’s Common Units and any other units that rank junior to the Preferred Units with respect to distributions or distributions upon liquidation.
•Altus Midstream is restricted from declaring or making cash distributions on its Common Units until all required distributions on the Preferred Units have been paid. In addition, before the fifth anniversary of Closing, aggregate cash distributions on, and redemptions of, Common Units are limited to $650.0 million of cash from ordinary course of operations if permitted under Altus Midstream’s Amended Credit Agreement. Cash distributions on, and redemptions of, Common Units also are subject to satisfaction of leverage ratio requirements specified in the Amended LPA.
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

Since the Preferred Units could be exchangeable for a number of shares of Class A Common Stock equal to 20 percent or more of the Company’s outstanding voting power, the Company submitted the potential issuance of such shares for approval of its stockholders (the Stockholder Approval) at its annual stockholder meeting in 2020 and obtained Stockholder Approval.
Off-Balance Sheet Arrangements
Other than the arrangements described herein, the Company has not entered into any transactions, agreements, or other contractual arrangements with unconsolidated entities that are reasonably likely to materially affect its liquidity or capital resource positions.
At the close of the Business Combination, Apache was granted the right to receive contingent consideration of up to 1,8750,00 shares of Class A Common Stock as follows:
•625,000 shares if, during the calendar year 2021, the aggregate gathered gas from an area of dedication in Reeves, Pecos, Culberson, and Jeff Davis Counties in Texas that are assessed a low pressure gathering fee pursuant to that certain Amended and Restated Gas Gathering Agreement, dated August 8, 2018, between Apache and Altus Midstream Gathering, LP is equal to or greater than 574,380 million cubic feet.
•625,000 shares if the per share closing price of the Class A Common Stock as reported by Nasdaq during any 30-day-trading period ending prior to the fifth anniversary of the Closing Date is equal to or greater than $280.00 for any 20 trading days within such 30-trading-day period.
•625,000 shares if the per share closing price of the Class A Common Stock as reported by Nasdaq during any 30-trading-day period ending prior to the fifth anniversary of the Closing Date is equal to or greater than $320.00 for any 20 trading days within such 30-trading-day period.
All share amounts referenced above have been retrospectively restated to reflect the Company’s reverse stock split, which was effected June 30, 2020. For additional information regarding these arrangements, please see Note 11—Equity in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.
Contractual Obligations
Altus Midstream exercised four of the Company’s five Pipeline Options acquired from Apache at the closing of the Business Combination. The fifth option to acquire interest in the Salt Creek NGL pipeline was not exercised, and expired during 2020. The Company may be required to fund its proportionate share of future capital expenditures for its equity interest share in the development of the pipelines as referenced. The Company estimates it will incur approximately $30 million during 2021 of additional capital contributions for its equity interests.
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
During the fourth quarter of 2020, the Company entered into a three year fixed-rate power contract with a third-party. The Company estimates its minimum obligation will be $5.4 million, $4.7 million, and $3.6 million for 2021, 2022, and 2023, respectively. The actual amount incurred will vary based on usage.
Altus Midstream may also be subject to various contingent obligations that become payable only if certain events or rulings were to occur. The inherent uncertainty surrounding the timing of and monetary impact associated with these events or rulings prevents any meaningful accurate measurement, which is necessary to assess settlements resulting from litigation, regulatory, or environmental matters. As of December 31, 2020, there were no accruals or loss contingencies related to such matters. For a detailed discussion of the Company’s environmental and legal contingencies, please see Note 9—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

For additional information regarding the Company’s obligations, please see Note 3—Transactions with Affiliates, Note 6—Debt and Financing Costs, and Note 9—Commitments and Contingencies in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.
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
Critical Accounting Estimates
Altus prepares its financial statements and the accompanying notes in conformity with GAAP, which require management to make estimates and assumptions about future events that affect the reported amounts in the financial statements and the accompanying notes. Altus identifies certain accounting policies involving estimation as critical based on, among other things, their impact on the portrayal of Altus’ financial condition, results of operations, or liquidity and the degree of difficulty, subjectivity, and complexity in their deployment. Critical accounting estimates cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. Management routinely discusses the development, selection, and disclosure of each of the critical accounting policies. The following is a discussion of Altus’ most critical accounting estimates.
Property, Plant, and Equipment
When assets are placed into service, management makes estimates with respect to useful lives and salvage values that management believes are reasonable. However, subsequent events could cause a change in estimates, thereby impacting future depreciation amounts. Uncertainties that may impact these estimates include, among others, changes in laws and regulations relating to environmental matters, including air and water quality, restoration and abandonment requirements, economic conditions, and supply and demand in the area. Depreciation is computed over the asset’s estimated useful life using the straight-line method based on estimated useful lives and asset salvage values.
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

The final measure of impairment to be recognized, if any, depends upon management’s calculation using the income approach; however, management does consider other factors in determining the asset’s fair value including indicative values at which similar assets were transferred in recent market transactions, if such data is available. Although the Company bases its fair value measurement of each asset group on assumptions it believes to be reasonable, those assumptions are inherently unpredictable and uncertain, and actual results could differ from the estimates. Negative revisions in throughput estimates, increases in future operating and capital costs, divestitures of significant components of an asset group, or sustained market deterioration in the oil and gas industry could lead to further reductions in expected future cash flows and possibly additional impairments in future periods.
Altus recorded impairments on its gathering, processing, and transmission assets and other fixed assets during 2020 and 2019. For discussion of these impairments, see Note 1—Summary of Significant Accounting Policies and Note 5—Property, Plant and Equipment in the Notes to Consolidated Financial Statements included in within Part IV, Item 15 of this Annual Report on Form 10-K.
Income Taxes
Altus’ operations are subject to U.S. federal and state taxation on income. The Company records deferred tax assets and liabilities to account for the expected future tax consequences of events that have been recognized in the Company’s financial statements and tax returns. Altus routinely assesses the ability to realize its deferred tax assets. If Altus concludes that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, the tax asset would be reduced by a valuation allowance. The Company recorded a full valuation allowance against its deferred tax asset as of December 31, 2020 and December 31, 2019.

The Company regularly assesses and, if required, establishes accruals for uncertain tax positions that could result from assessments of additional tax by taxing jurisdictions where the Company operates. The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. These accruals for uncertain tax positions are subject to a significant amount of judgment and are reviewed and adjusted on a periodic basis in light of changing facts and circumstances considering the progress of ongoing tax audits, case law, and any new legislation. There was no material change in the Company’s uncertain tax positions in the period.
Fair Value Measurements — Preferred Units Embedded Derivative
As noted in the discussion related to the Preferred Units above, the fair value of the embedded derivative is determined by a range of factors, including expected future interest rates using the Black-Karasinski model, the Company’s imputed interest rate, interest rate volatility, the expected timing of periodic cash distributions, the estimated timing for the potential exercise of the exchange option, and anticipated dividend yields of the Preferred Units. The value of the unrealized derivative liability during the year end December 31, 2020 increased by $36.1 million, as compared to the year end December 31, 2019, primarily driven by a decrease in the expected timing to exercise of the exchange option. Absent any changes to interest rate assumptions period-over-period, the value of the embedded derivative would be expected to increase significantly due to a further decrease in the expected timing to exercise of the exchange option. In general, a one percent increase in the expected imputed interest rate assumption would significantly increase the value of the embedded derivative liability at any period end, while a one percent decrease would lead a similar decrease in value.
A summary of key assumptions used to value this instrument at December 31, 2020 and 2019 is included below:

	December 31, 2020	December 31, 2019
Range of Altus Midstream Company's Imputed Interest Rate	7.32-11.73%	9.6-12.68%
Interest Rate Volatility(1)	37.08%	21.89%
Expected Time to Exercise of the Exchange Option	5.45 Years	6.45 Years
(1)A 1% change in either direction of the interest rate volatility assumption in any period would not have a significant effect on the valuation of the embedded feature.

Refer to Note 12—Series A Cumulative Redeemable Preferred Units within Part IV, Item 15 of this Annual Report on Form 10-K for further discussion.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosure About Market Risk
The Company is exposed to various market risks, including the effects of adverse changes in commodity prices and credit risk as described below. The Company continually monitors its market risk exposure, including the impact and developments related to the COVID-19 pandemic, which introduced significant volatility in the financial markets during 2020.
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
Interest Rate Risk
At December 31, 2020, Altus had $624.0 million of proceeds drawn on its revolving credit facility. The interest rate for the facility is variable, which exposes the Company to the risk of increased interest expense in the event of increases to short-term interest rates. If interest rates increased by 1.0 percent, annual consolidated interest expense would increase by approximately $6.3 million. Accordingly, results of operations, cash flows, financial condition, and the ability to make cash distributions could be adversely affected by significant increases in interest rates. Altus currently has no interest rate derivative instruments outstanding, but the Company continues to monitor its interest rate exposure and may enter into interest rate derivative instruments in the future if it determines that it is necessary to invest in such instruments in order to mitigate its interest rate risk.
Credit Risk
The Company is subject to credit risk resulting from nonpayment or nonperformance by, or the insolvency or liquidation of, Apache or third-party customers. Any increase in the nonpayment and nonperformance by, or the insolvency or liquidation of, the Company’s customers could adversely affect the Company’s results of operations.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary financial information required to be filed under this Item 8 are presented on pages F-1 through F-38 in Part IV, Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and the Company’s Chief Financial Officer and Treasurer, in his capacity as principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the captions “Election of Directors” and “Information About Our Executive Officers” in the proxy statement relating to the Company’s 2021 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2020 (the Proxy Statement), is incorporated herein by reference.
Code of Ethics
Pursuant to Rule 5610 of the Nasdaq Listing Rules, the Company is required to adopt a code of conduct for its directors, officers, and employees. The Company’s Board of Directors has adopted the Code of Business Conduct (Code of Conduct), which was most recently revised in December 2020. The Code of Conduct also meets the requirements of a code of ethics under Item 406 of Regulation S-K. You can access the Company’s Code of Conduct on the About - Governance page of the Company’s website at www.altusmidstream.com. Any stockholder who so requests may obtain a printed copy of the Code of Conduct without charge by submitting a request to the Company’s corporate secretary at the address on the cover of this Annual Report on Form 10-K. Changes in and waivers to the Code of Conduct for the Company’s directors, chief executive officer, and certain senior financial officers will be posted on the Company’s website within four business days and maintained for at least 12 months. Information on the Company’s website or any other website is not incorporated by reference into, and does not constitute a part of, this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information set forth under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth under the captions “Securities Ownership and Principal Holders,” “Securities Authorized for Issuance Under Equity Compensation Plans,” and “Delinquent Section 16(a) Reports” (if such a caption is included) in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See Note 3—Transactions with Affiliates of the Company’s financial statements, under Item 8 above, for information regarding payments to or from Apache Corporation. The information set forth under the captions “Certain Business Relationships and Transactions” and “Director Independence” in the Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information set forth under the caption “Ratification of Appointment of Independent Auditor” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)Documents included in this Annual Report on Form 10-K:

1.	Financial Statements

2.	Financial Statement Schedules
Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company’s financial statements and related notes.
Pursuant to Rule 3-09 of Regulation S-X, the audited financial statements of Gulf Coast Express Pipeline LLC, Breviloba, LLC, Permian Highway Pipeline LLC, and EPIC Crude Holdings, LP, which are equity method interests of the Company, are included in the Annual Report on Form 10-K as Exhibits 99.1, 99.2, 99.3, and 99.4, respectively.

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
First Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 1, 2020, SEC File No. 001-38048).

3.3	–	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed on March 7, 2017, SEC File No. 333-216514).
4.1	–
Description of Securities of the Registrant.Description of Securities of the Registrant (incorporated by reference to Exhibit 4.1 to Description of Securities of the Registrant.Description of Securities of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, SEC File No. 001-38048). Company’s Annual Report on Form 10-K for the year ended December 31, 2019, SEC File No. 001-38048).

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

10.4	–
Construction, Operations and Maintenance Agreement, dated as of November 9, 2018, by and between Altus Midstream Company and Apache Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 13, 2018, SEC File No. 001-38048).

10.5	–
Side Letter re: Waiver of Direct G&A Costs, dated as of April 23, 2019, by and between Altus Midstream Company and Apache Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2019, SEC File No. 001-38048).

10.6	–
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
First Amendment to Lease Agreement, dated effective July 27, 2020, by and between Apache Corporation and Altus Midstream LP (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, SEC File No. 001-38048)

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

10.17†	–
Altus Midstream Company 2019 Omnibus Compensation Plan, dated February 12, 2019, effective May 30, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 31, 2019, SEC File No. 001-38048).

10.18†	–
Altus Midstream Company Deferred Delivery Plan, dated May 30, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 31, 2019, SEC File No. 001-38048).

10.19	–
Second Amended and Restated Agreement of Limited Partnership of Altus Midstream LP, dated as of June 12, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 14, 2019, SEC File No. 001-38048).

10.20	–
First Amendment to Second Amended and Restated Agreement of Limited Partnership of Altus Midstream LP, dated as of June 30, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, SEC File No. 001-38048).

10.21	–
Voting Agreement, dated as of June 12, 2019, by and among Apache Corporation, Altus Midstream Company, and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 14, 2019, SEC File No. 001-38048).

21.1*	–	Subsidiaries of the Company.
23.1*	–	Consent of Ernst & Young LLP.
23.2*	–	Consent of Ernst & Young LLP.
23.3*	–	Consent of BDO USA, LLP.
23.4*	–	Consent of BDO USA, LLP.
23.5*	–	Consent of KPMG LLP.
24.1*	–	Power of Attorney (included on signature page hereto).
31.1*	–	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	–	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	–	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.
99.1*	–	Gulf Coast Express Pipeline LLC audited financial statements as of December 31, 2020.
99.2*	–	Breviloba, LLC audited financial statements as of December 31, 2020.
99.3*	–	Permian Highway Pipeline LLC audited financial statements as of December 31, 2020.
99.4*	–	EPIC Crude Holdings, LP audited financial statements as of December 31, 2020.
101.INS*	–	Inline XBRL Instance Document. (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	–	Inline XBRL Taxonomy Schema Document.
101.CAL*	–	Inline XBRL Calculation Linkbase Document.
101.DEF*	–	Inline XBRL Definition Linkbase Document.
101.LAB*	–	Inline XBRL Label Linkbase Document.
101.PRE*	–	Inline XBRL Presentation Linkbase Document.
104*	–	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Dated: February 25, 2021

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

Name	Title	Date
/s/ Clay Bretches Clay Bretches	Director, Chief Executive Officer, and President (principal executive officer)	February 25, 2021
/s/ Ben C. Rodgers Ben C. Rodgers	Director, Chief Financial Officer, and Treasurer (principal financial officer)	February 25, 2021
/s/ Rebecca A. Hoyt Rebecca A. Hoyt	Senior Vice President, Chief Accounting Officer and Controller (principal accounting officer)	February 25, 2021
/s/ Mark Borer Mark Borer	Director	February 25, 2021
/s/ Staci L. Burns Staci L. Burns	Director	February 25, 2021
/s/ Joe C. Frana Joe C. Frana	Director	February 25, 2021
/s/ D. Mark Leland D. Mark Leland	Director	February 25, 2021
/s/ Kevin S. McCarthy Kevin S. McCarthy	Director	February 25, 2021
/s/ Christopher J. Monk Christopher J. Monk	Director	February 25, 2021
/s/ Stephen P. Noe Stephen P. Noe	Director	February 25, 2021
/s/ Robert S. Purgason Robert S. Purgason	Director	February 25, 2021
/s/ Jon W. Sauer Jon W. Sauer	Director, Chairman of the Board, and Senior Vice President	February 25, 2021

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2020.
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
February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Altus Midstream Company:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Altus Midstream Company (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity and noncontrolling interests for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We did not audit the financial statements of Gulf Coast Express Pipeline LLC (“GCX”), an entity in which the Company has a 16% interest, for the years ended December 31, 2020 and 2019; EPIC Crude Holdings, LP (“EPIC”), an entity in which the Company has a 15% interest, for the year ended December 31, 2020; or Permian Highway Pipeline LLC (“PHP”), an entity in which the Company has an approximately 26.7% interest, for the year ended December 31, 2019. In the consolidated financial statements, the Company’s equity method interest in GCX is stated at approximately $284 million and $292 million as of December 31, 2020 and 2019, respectively, and the Company’s income from equity method interest, net, of GCX is stated at approximately $42 million and $18 million for the years ended December 31, 2020 and 2019, respectively. The Company’s equity method interest in EPIC is approximately $177 million as of December 31, 2020, and the Company’s loss from equity method interest, net, of EPIC is approximately $16 million for the year ended December 31, 2020. The Company’s equity method interest in PHP is approximately $310 million as of December 31, 2019, and the Company’s income from equity method interest, net, of PHP is approximately $0.4 million for the year ended December 31, 2019. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for GCX, EPIC and PHP, is based solely on the reports of the other auditors.

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

Houston, Texas
February 25, 2021

Report of Independent Registered Public Accounting Firm
Board of Directors and Members
Gulf Coast Express Pipeline LLC
Houston, Texas
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Gulf Coast Express Pipeline LLC (the “Company”) as of December 31, 2020 and 2019, the related statements of income, members’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Emphasis of Matter — Significant Transactions with Related Parties
As discussed in Note 4 to the financial statements, the Company has entered into significant transactions with related parties.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2020.
February 19, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Owners
EPIC Crude Holdings, LP:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of EPIC Crude Holdings, LP and subsidiaries (the Partnership) as of December 31, 2020, the related consolidated statements of operations, changes in owners’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements of the Partnership as of December 31, 2019 and for the year then ended were audited by other auditors whose report dated March 11, 2020, expressed an unmodified opinion on those consolidated financial statements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Partnership’s auditor since 2020.

San Antonio, Texas
February 25, 2021

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
Emphasis of Matter — Significant Transactions with Related Parties
As discussed in Note 3 to the financial statements, the Company has entered into significant transactions with related parties.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2020.

Houston, Texas
March 16, 2020

ALTUS MIDSTREAM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2020	2019	2018

	(In thousands, except per share data)
REVENUES:
Midstream services revenue — affiliate (Note 3)	$144,714	$135,798	$76,750
Product sales — third parties	3,695	—	—
Total revenues	148,409	135,798	76,750
COSTS AND EXPENSES:
Costs of product sales	2,988	—	—
Operations and maintenance(1)	37,993	55,858	53,922
General and administrative(2)	13,155	10,301	7,368
Depreciation and accretion	15,945	41,480	20,068
Impairments	1,643	1,300,719	—
Taxes other than income	15,069	13,231	7,633
Total costs and expenses	86,793	1,421,589	88,991
OPERATING INCOME (LOSS)	61,616	(1,285,791)	(12,241)
Unrealized derivative instrument loss	(36,080)	(8,470)	—
Interest income	9	3,606	1,608
Income from equity method interests, net	58,739	19,069	—
Other	(2,306)	(622)	—
Total other income	20,362	13,583	1,608
Financing costs, net of capitalized interest	2,190	1,792	107
NET INCOME (LOSS) BEFORE INCOME TAXES	79,788	(1,274,000)	(10,740)
Current income tax benefit	(696)	(15)	(1,041)
Deferred income tax (benefit) expense	—	64,915	(9,460)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	80,484	(1,338,900)	(239)
Net income attributable to Preferred Unit limited partners	75,906	38,809	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	4,578	(1,377,709)	(239)
Net income (loss) attributable to Apache limited partner	2,987	(1,008,039)	4,149
NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS	$1,591	$(369,670)	$(4,388)

NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS, PER SHARE(3)
Basic	$0.42	$(98.68)	$(0.51)
Diluted	0.28	(98.68)	(0.51)
WEIGHTED AVERAGE SHARES(3)
Basic	3,746	3,746	8,656
Diluted	16,246	3,746	8,656
(1)Includes amounts of $5.4 million, $8.8 million, and $9.1 million associated with related parties for the years ended December 31, 2020, 2019, and 2018, respectively. Refer to Note 3—Transactions with Affiliates.
(2)Includes amounts of $7.0 million, $5.4 million, and $6.5 million associated with related parties for the years ended December 31, 2020, 2019, and 2018, respectively. Refer to Note 3—Transactions with Affiliates.
(3)Share and per share amounts have been retroactively restated to reflect the Company’s reverse stock split, which was effected June 30, 2020. Refer to Note—11 Equity for further information.

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2020	2019	2018

	(In thousands)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	$80,484	$(1,338,900)	$(239)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Share of equity method interests other comprehensive income (loss)	523	(1,152)	—
COMPREHENSIVE INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	81,007	(1,340,052)	(239)
Comprehensive income attributable to Preferred Unit limited partners	75,906	38,809	—
Comprehensive income (loss) attributable to Apache limited partner	3,389	(1,008,925)	4,149
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS	$1,712	$(369,936)	$(4,388)

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
CONSOLIDATED BALANCE SHEET

	December 31,
	2020	2019

	(In thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,188	$5,983
Accounts receivable	1,033	—
Accounts receivable from Apache Corporation (Note 1)	446	5,195
Revenue receivables (Note 3)	11,378	15,461
Inventories	3,597	4,027
Prepaid assets and other	2,127	1,071
	42,769	31,737
PROPERTY, PLANT, AND EQUIPMENT:
Property, plant, and equipment	208,870	207,270
Less: Accumulated depreciation and accretion	(13,034)	(1,468)
	195,836	205,802
OTHER ASSETS:
Equity method interests	1,555,182	1,258,048
Deferred charges and other	5,843	5,267
	1,561,025	1,263,315
Total assets	$1,799,630	$1,500,854

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY
CURRENT LIABILITIES:
Dividends payable	$5,620	$—
Distributions payable to Apache Corporation (Note 1)	18,750	—
Current debt (Note 6)	—	9,767
Other current liabilities (Note 7)	5,613	23,925
	29,983	33,692
LONG-TERM DEBT	624,000	396,000
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Asset retirement obligation	64,062	60,095
Embedded derivative	139,009	102,929
Other noncurrent liabilities	5,539	4,614
	208,610	167,638
Total liabilities	862,593	597,330

COMMITMENTS AND CONTINGENCIES (Note 9)

Redeemable noncontrolling interest — Apache limited partner	575,125	701,000
Redeemable noncontrolling interest — Preferred Unit limited partners	608,381	555,599

EQUITY:
Class A Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 3,746,460 shares issued and outstanding at December 31, 2020 and 2019(1)	1	1
Class C Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 12,500,000 shares issued and outstanding at December 31, 2020 and 2019(1)	1	1
Additional paid-in capital	144,716	39,822
Accumulated deficit	(391,042)	(392,633)
Accumulated other comprehensive loss	(145)	(266)
	(246,469)	(353,075)
Total liabilities, noncontrolling interests, and equity	$1,799,630	$1,500,854
(1)Share amounts have been retroactively restated to reflect the Company’s reverse stock split, which was effected June 30, 2020. Refer to Note 11—Equity for further information.
The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2020	2019	2018(1)

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interests	$80,484	$(1,338,900)	$(239)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized derivative instrument loss	36,080	8,470	—
Depreciation and accretion	15,945	41,480	20,068
Deferred income tax expense (benefit)	—	64,915	(9,460)
Income from equity method interests, net	(58,739)	(19,069)	—
Distributions from equity method interests	80,747	25,316	—
Impairments	1,643	1,300,719	—
Adjustment for non-cash transactions with affiliate(1)	—	—	(4,238)
Other	3,368	907	—
Changes in operating assets and liabilities:
(Increase) decrease in inventories	430	(620)	(5,058)
(Increase) decrease in prepaid assets and other	(56)	3,877	(1,045)
Increase in accounts receivable	(1,033)	—	—
(Increase) decrease in revenue receivables (Note 2)	4,083	(4,532)	(5,602)
(Increase) decrease in account receivables from/payable to affiliate	1,043	(6,361)	4,484
Increase in interest receivable	—	—	(226)
Increase in accrued expenses	280	71	1,977
Increase in deferred charges, deferred credits and other noncurrent liabilities	19	—	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	164,294	76,273	661

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29,981)	(342,650)	(84,000)
Proceeds from sale of assets	10,240	13,309	—
Contributions to equity method interests	(327,305)	(501,352)	—
Distributions from equity method interests	17,419	—	—
Acquisition of equity method interests	—	(670,625)	(91,100)
Capitalized interest paid	(8,733)	(2,370)	—
NET CASH USED IN INVESTING ACTIVITIES	(338,360)	(1,503,688)	(175,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redeemable noncontrolling interest - Preferred Unit limited partners, net	—	611,249	—
Distributions paid to Preferred Unit limited partners	(23,124)	—	—
Proceeds from revolving credit facility	228,000	396,000	—
Finance lease	(11,789)	(22,994)	—
Recapitalization transaction (Note 2)	—	—	628,154
Deferred facility fees	(816)	(792)	(3,780)
NET CASH PROVIDED BY FINANCING ACTIVITIES	192,271	983,463	624,374

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,205	(443,952)	449,935
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,983	449,935	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,188	$5,983	$449,935
SUPPLEMENTAL CASH FLOW DATA:
Accrued capital expenditures(2)	$834	$18,573	$89,810
Finance lease liability(3)	—	9,767	—
Interest paid, net of capitalized interest	1,013	903	—
Cash received for income tax refunds	696	527	—
(1)Prior to the Business Combination, the Company had no banking or cash management activities. Transactions with Apache and asset transfers to and from the Company were not settled in cash and are therefore reflected as a component of equity and redeemable noncontrolling interests on the consolidated balance sheet. In addition to the above, Apache contributed its investments in gas gathering, processing, and transmission facilities of approximately $484.5 million, that is included within equity and redeemable noncontrolling interests for the year ended December 31, 2018. Refer to Note 3—Transactions with Affiliates for more information.
(2)Includes $0.4 million, $1.5 million, and $9.1 million of capital expenditures due to Apache for the years ended December 31, 2020, 2019, and 2018, respectively, pursuant to the terms of the Construction, Operations, and Maintenance Agreement entered into at the closing of the Business Combination. Refer to Note 3—Transactions with Affiliates for more information.
(3)The Company entered into a finance lease in the first quarter of 2019 for power generators, which ended during the first quarter of 2020. The Company then exercised its option to purchase the generators.

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS

	Redeemable Noncontrolling Interest — Preferred Unit Limited Partners(3)	Redeemable Noncontrolling Interest — Apache Limited Partner	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity (Deficit)
			Shares(1)(2)	Amount(1)	Shares(1)(2)	Amount(1)

	(In thousands)		(In thousands)

Balance at December 31, 2017	$—	$—	198	$—	6,777	$1	$574,641	$(18,575)	$—	$556,067
Issuance of shares	—	—	167	—	5,723	—	480,283	—	—	480,283
Effect of reverse recapitalization	—	1,272,066	3,381	1	—	—	(581,392)	—	—	(581,391)
Net income (loss)	—	4,149	—	—	—	—	—	(4,388)	—	(4,388)
Change in redemption value of noncontrolling interest	—	664,285	—	—	—	—	(473,502)	(190,783)	—	(664,285)
Balance at December 31, 2018	—	1,940,500	3,746	1	12,500	1	30	(213,746)	—	(213,714)
Issuance of Series A Cumulative Redeemable Preferred Units	516,790	—	—	—	—	—	—	—	—	—
Net income (loss)	38,809	(1,008,039)	—	—	—	—	—	(369,670)	—	(369,670)
Change in redemption value of noncontrolling interest	—	(230,575)	—	—	—	—	39,792	190,783	—	230,575
Accumulated other comprehensive loss	—	(886)	—	—	—	—	—	—	(266)	(266)
Balance at December 31, 2019	555,599	701,000	3,746	1	12,500	1	39,822	(392,633)	(266)	(353,075)
Distributions paid to Preferred Unit limited partners	(23,124)	—	—	—	—	—	—	—	—	—
Distributions payable to Apache limited partner	—	(18,750)	—	—	—	—	—	—	—	—
Common Dividends declared ($1.50 per share)	—	—	—	—	—	—	(5,620)	—	—	(5,620)
Net income	75,906	2,987	—	—	—	—	—	1,591	—	1,591
Change in redemption value of noncontrolling interests	—	(110,514)	—	—	—	—	110,514	—	—	110,514
Accumulated other comprehensive income	—	402	—	—	—	—	—	—	121	121
Balance at December 31, 2020	$608,381	$575,125	3,746	$1	12,500	$1	$144,716	$(391,042)	$(145)	$(246,469)
(1)For periods prior to the Business Combination, the number of shares has been retroactively restated to reflect the number of shares received by Apache. For further detail of the Business Combination and associated financial statement presentation, please refer to Note 1—Summary of Significant Accounting Policies and Note 2—Recapitalization Transaction.
(2)Share amounts have been retroactively restated to reflect the Company’s reverse stock split, which was effected June 30, 2020. Refer to Note 11—Equity for further information.
(3)Certain redemption features embedded within the Preferred Unit purchase agreement require bifurcation and measurement at fair value. For further detail, refer to Note 12—Series A Cumulative Redeemable Preferred Units.

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless the context otherwise requires, the “Company,” “ALTM” and “Altus” refers to Altus Midstream Company and its consolidated subsidiaries. “Altus Midstream” refers to Altus Midstream LP and its consolidated subsidiaries. “Apache” refers to Apache Corporation and its consolidated subsidiaries. All references to the Company’s Class A common stock, $0.0001 par value (Class A Common Stock), and Class C common stock, $0.0001 par value (Class C Common Stock), reflect such share amounts as retrospectively restated to reflect the Company’s reverse stock split, which was effected June 30, 2020. Refer to Note—11 Equity for further information.
Nature of Operations
Through its consolidated subsidiaries, the Company owns gas gathering, processing, and transmission assets in the Permian Basin of West Texas. Construction on the assets began in the fourth quarter of 2016, and operations commenced in the second quarter of 2017. Additionally, the Company owns equity interests in four separate Permian Basin pipeline entities that have access to various points along the Texas Gulf Coast. The Company’s operations consist of one reportable segment.
Organization
The Company originally incorporated on December 12, 2016 in Delaware under the name Kayne Anderson Acquisition Corp. (KAAC) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. KAAC completed its initial public offering in the second quarter of 2017.
On August 3, 2018, Altus Midstream LP was formed in Delaware as a limited partnership and wholly-owned subsidiary of KAAC. On August 8, 2018, KAAC and Altus Midstream LP entered into a contribution agreement (the Contribution Agreement) with certain wholly-owned subsidiaries of Apache, including four Delaware limited partnerships (collectively, Altus Midstream Operating) and their general partner (Altus Midstream Subsidiary GP LLC, a Delaware limited liability company, and together with Altus Midstream Operating, the Altus Midstream Entities). The Altus Midstream Entities were formed by Apache between May 2016 and January 2017 for the purpose of acquiring, developing, and operating midstream oil and gas assets in the Alpine High resource play and surrounding areas (Alpine High).
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
Ownership of Altus Midstream LP
As of and following the Closing Date and in connection with the completion of the Business Combination, the Company’s wholly-owned subsidiary, Altus Midstream GP LLC, a Delaware limited liability company (Altus Midstream GP), is the sole general partner of Altus Midstream LP. The Company operates its business through Altus Midstream LP and its subsidiaries, which include Altus Midstream Operating. The Company holds approximately 23.1 percent of the outstanding Common Units, and a controlling interest, in Altus Midstream, while Apache holds the remaining 76.9 percent. The Company’s Class A Common Stock continued trading on the Nasdaq under the new symbol “ALTM.”
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
The Company has no independent operations or material assets other than its partnership interests in Altus Midstream, which constitutes all of its business. The Company’s only material net assets separate from Altus Midstream relate to deferred taxes and the current and deferred income tax expense (benefit) associated with its investment in Altus Midstream in 2018. In the fourth quarter of 2019, the Company recorded a full valuation allowance against its net deferred tax assets. Accordingly, the deferred tax asset balance was nil as of the years ended December 31, 2020 and 2019. Additionally, the Company’s balance sheet reflects the presentation of noncontrolling interest ownership attributable to the limited partner interests in Altus Midstream held by Apache and the holders of Series A Cumulative Redeemable Preferred Units (the Preferred Units). Refer to Note 13—Income Taxes, Note 11—Equity, and Note 12—Series A Cumulative Redeemable Preferred Units for further information.
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
Redeemable Noncontrolling Interest — Apache Limited Partner
The Company’s redeemable noncontrolling interest presented in the consolidated financial statements consists of Common Units representing limited partner interests in Altus Midstream held by Apache. Pursuant to certain provisions of the partnership agreement of Altus Midstream (as amended in connection with the Business Combination, and subsequent issuance of Preferred Units, the Amended LPA), the limited partner interests held by Apache are equal to the number of shares of the Company’s Class C Common Stock held by Apache (see Note 2—Recapitalization Transaction for further information).
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

Redeemable Noncontrolling Interest — Preferred Unit Limited Partners
On June 12, 2019, Altus Midstream issued and sold the Preferred Units in a private offering, and the purchasers of the Preferred Units were admitted as limited partners of Altus Midstream. The Preferred Units will be exchangeable for shares of the Company’s Class A Common Stock at the option of the Preferred Unit holders after the seventh anniversary of the closing of the Preferred Unit offering or upon the occurrence of specified events, unless otherwise redeemed by Altus Midstream.
The Preferred Units are accounted for on the Company’s consolidated balance sheet as a redeemable noncontrolling interest classified as temporary equity based on the terms of the Preferred Units. Certain redemption features embedded within the terms of the Preferred Units require bifurcation and measurement at fair value and are accounted for on the Company’s consolidated balance sheet as a long-term liability embedded derivative.
See discussion and additional detail further discussed in Note 12—Series A Cumulative Redeemable Preferred Units and Note 15—Fair Value Measurements.
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
Embedded features identified within the Company’s agreements are bifurcated and measured at fair value at the end of each period on the Company’s consolidated balance sheet. Such recurring fair value measurements are presented in further detail in Note 15—Fair Value Measurements. The Company also uses fair value measurements on a nonrecurring basis when certain qualitative assessments of its assets indicate a potential impairment. During the years ended December 31, 2020 and 2019, the Company recorded an impairment of $1.6 million and $1.3 billion, respectively, on certain assets. Refer to Property, Plant and Equipment—Impairment within this Note below and Note 5—Property, Plant and Equipment, for further detail.
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. As of December 31, 2020 and 2019, Altus Midstream had $24.2 million and $6.0 million, respectively, of cash and cash equivalents.
Revenue Receivable
For each period presented and upon commencement of operations, revenues were primarily generated from midstream services provided to Apache, which included gathering, processing, and transmission of natural gas. Revenue receivables represents revenues accrued that have been earned by Altus Midstream but not yet invoiced to Apache. There were no doubtful accounts written off, nor have we provided an allowance for doubtful accounts, as of December 31, 2020 and 2019.
Inventories
Inventories consist principally of equipment and material, stated at the lower of cost or net realizable value. As part of its impairment for long-lived assets, the Company recorded an inventory allowance of $11.1 million to its estimated net realizable value as of December 31, 2019. No additional inventory allowance was recorded for the year ended December 31, 2020.
Property, Plant, and Equipment
Property, plant, and equipment consists of the costs incurred to acquire and construct midstream assets including capitalized interest.

Depreciation
Depreciation is computed over each asset’s estimated useful life using the straight-line method based on estimated useful lives and estimated asset salvage values. The estimated lives are generally 30 years for plants and facilities and 40 years for pipelines and such estimated useful lives were used to depreciate the Company’s assets in 2019 and 2018. The estimation of useful life also takes into consideration anticipated production lives from the fields serviced by these assets, whether Apache-operated or third-party. Determination of depreciation expense requires judgment regarding the estimated useful lives and salvage values of property, plant, and equipment. As circumstances warrant, depreciation estimates are reviewed to determine if any changes in the underlying assumptions are necessary. Given the fourth quarter impairment discussed under Impairment below, and as discussed further in Note 5—Property, Plant and Equipment, the Company reassessed the useful life of its assets in January of 2020. This assessment resulted in a change to estimated useful lives on its impaired assets to 12 years. For the years ended December 31, 2020, 2019, and 2018 depreciation expense totaled $12.0 million, $39.8 million, and $18.7 million, respectively.
Asset Retirement Obligations and Accretion
The initial estimated asset retirement obligation related to property, plant, and equipment and subsequent revisions are recorded as a liability at fair value, with an offsetting asset retirement cost recorded as an increase to the associated property, plant, and equipment on the consolidated balance sheet. Revisions in estimated liabilities can result from changes in estimated inflation rates, changes in service and equipment costs, and changes in the estimated timing of an asset’s retirement. Asset retirement costs are depreciated using a systematic and rational method similar to that used for the associated property, plant, and equipment. Accretion expense on the liability is recognized over the estimated productive life of the related assets and is included on the consolidated statements of operations under “Depreciation and accretion.” For the years ended December 31, 2020, 2019, and 2018 accretion expense totaled $4.0 million, $1.6 million, and $1.3 million, respectively.

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
During the fourth quarter of 2020, the Company sold certain of its power generators and, as a result, the remaining power generators owned by the Company were remeasured at fair value based on the proceeds from such sale. This remeasurement resulted in an impairment of $1.6 million on these assets, and this nonrecurring fair value measurement is classified as Level 1 in the fair value hierarchy based on the negotiated sales price.
Apache, as part of its fourth quarter 2019 review of its capital expenditure program, notified Altus that it had materially reduced its investment plans and had no plans to drill new wells at Alpine High. This notification prompted Altus management to assess its long-lived infrastructure assets for impairment, and as a result of this assessment, Altus recorded impairments of $1.3 billion on its gathering, processing, and transmission assets in the fourth quarter of 2019. Altus also recorded an impairment charge of $9.3 million in the third quarter of 2019 related to the cancellation of construction on a previously planned compressor station. The fair values of the impaired assets were determined using a combination of the income approach and the market approach (when direct sales bids on equivalent equipment was provided from third parties). The income approach considered several internal estimates of future throughput volumes, processing rates, and costs. The assumptions were applied to develop future cash flow projections that were then discounted to estimated fair value, using a discount rate believed to be consistent with those applied by market participants. Altus has classified these nonrecurring fair value measurements as Level 3 in the fair value hierarchy.
No impairments were recorded for the year ended December 31, 2018.
These asset impairments are recorded within “Impairments” on the Company’s consolidated statement of operations. Refer to Note 5—Property, Plant and Equipment, for further detail.
Accounts Receivable From/Payable To Apache
The accounts receivable from or payable to Apache represent the net result of Altus Midstream’s monthly revenue, capital and operating expenditures, and other miscellaneous transactions to be settled with Apache as provided under the Construction, Operations and Maintenance Agreement (COMA) between the two entities. Generally, cash in this amount will be transferred to Apache in the month after the Company’s transactions are processed and the net results of operations are determined. However, from time to time, the Company may estimate and transfer the cash settlement amount in the month the transactions are processed, in order to minimize related-party working capital balances. See discussion and additional detail in Note 3—Transactions with Affiliates.
Distributions to Apache
In December 2020, the general partner of Altus Midstream declared a cash distribution of $1.50 per Common Unit payable by Altus Midstream in the first quarter of 2021, totaling $24.4 million. Apache, through its 76.9 percent ownership of the outstanding Common Units, will receive approximately $18.8 million of this distribution. Please refer to Note 11—Equity for further information.
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
Maintenance and Repairs
Routine maintenance and repairs are charged to expense as incurred. The Company had no non-routine maintenance or repair costs in any period presented.
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
The Company routinely assesses the ability to realize its deferred tax assets. If the Company concludes that it is more likely than not that some or all of the deferred tax assets will not be realized, the tax asset is reduced by a valuation allowance. In connection with this assessment, the Company maintained a full valuation allowance against its net deferred tax asset as of December 31, 2020 and 2019.
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

New Pronouncements Issued But Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, which clarified the scope and application of the original guidance. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. The Company is evaluating whether to apply any of these expedients and, if elected, will adopt these standards when LIBOR is discontinued.
In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)” to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. This update is effective for the Company beginning in the first quarter of 2022, with early adoption permitted, using either the modified or fully retrospective method with a cumulative effect adjustment to the opening balance of retained earnings. The Company is evaluating the effect of adoption of the ASU and does not believe it will have a material impact on its financial statements.
In October 2020, the FASB issued ASU 2020-10, “Codification Improvements,” which clarifies or improves disclosure requirements for various topics to align with the SEC’s regulations. This update is effective for the Company beginning in the first quarter of 2021 and will be applied retrospectively. The Company is evaluating the effect of the adoption of the ASU and does not believe it will have a material impact on its financial statements.
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
The Company consummated the Business Combination and certain other transactions contemplated by the Contribution Agreement on the Closing Date. On the Closing Date:
•Altus Midstream issued Common Units to Apache, and the Company issued to Apache an equivalent number of shares of a newly-created class of voting-only common stock (Class C Common Stock).
•The Company issued to Apache (i) newly issued shares of Class A Common Stock, (ii) warrants exercisable for shares of Class A Common Stock, and (iii) the right to receive additional shares of Class A Common Stock, based upon the achievement of certain price and operational thresholds.
•The Company contributed $628.2 million in cash to Altus Midstream and in return, Altus Midstream issued to the Company a number of Common Units equal to the total number of shares of the Company’s Class A Common Stock outstanding as of the Closing Date.
For further discussion of Apache’s right to receive additional shares of Class A Common Stock, and other outstanding equity instruments that may impact ownership interests and the limited partnership interests of Altus Midstream in future periods, please see Note 11—Equity.
Ownership of Altus
Upon the closing of the Business Combination and as of December 31, 2020, Altus’ wholly-owned subsidiary, Altus Midstream GP, was the sole general partner of Altus Midstream and the Company held an approximate 23.1 percent controlling interest in Altus Midstream. Altus Midstream’s other limited partner (Apache) held the remaining 76.9 percent noncontrolling interest.
Additionally, as of the Closing Date and at December 31, 2020, Apache was the largest single holder of the Company’s voting common stock, comprising 100 percent of newly-created, non-economic Class C Common Stock, and approximately 9.8 percent of economic, Class A Common Stock.

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
(1)Pursuant to the terms of KAAC’s amended and restated certificate of incorporation, public stockholders had the opportunity, in connection with the Business Combination, to redeem shares of Class A Common Stock. A total of 1,473,493 shares (as retroactively restated to reflect the Company’s reverse stock split, which was effected June 30, 2020) were redeemed for an aggregate amount of approximately $298.8 million. Refer to Note 11—Equity, for further information.
(2)Includes the repayment of a loan with a related party. Refer to Note 3—Transactions with Affiliates, for further information.
Number of Shares at the Closing Date
The number of shares issued and outstanding immediately following the closing of the Business Combination is summarized in the table below.

number of shares	Class A Common Stock(1)	Class B Common Stock(1)(2)	Class C Common Stock(1)
Shares outstanding prior to the Business Combination	1,886,606	471,646	—
Less: redemption of public shares(3)	(1,473,493)	—	—
Add: shares issued in private placement	2,861,701	—	—
Total shares outstanding prior to the Business Combination	3,274,814	471,646	—
Shares, in connection with the Business Combination:
Forfeited(4)	—	(365,646)	—
Converted(2)	106,000	(106,000)	—
Total shares outstanding immediately prior to the Closing Date	3,380,814	—	—
Issued as consideration to Apache(5)	365,646	—	12,500,000
Total shares outstanding at the Closing Date	3,746,460	—	12,500,000
(1)Share amounts have been retroactively restated to reflect the Company’s reverse stock split, which was effected June 30, 2020. Refer to Note 11—Equity for further information.

(2)Shares of Class B Common Stock, $0.0001 par value (Class B Common Stock), were purchased by the Sponsor, upon the Company’s incorporation in December 2016. Class B Common Stock is identical to Class A Common Stock except that they automatically converted to Class A Common Stock at the time of the Business Combination.
(3)Pursuant to the terms of KAAC’s amended and restated certificate of incorporation, public stockholders had the opportunity, in connection with the Business Combination, to redeem shares of Class A Common Stock. A total of 1,473,493 shares were redeemed for an aggregate amount of approximately $298.8 million.
(4)In connection with the Business Combination, the Sponsor agreed to forfeit shares of Class B Common Stock. As part of the consideration transferred in the Business Combination, 365,646 newly-issued shares of Class A Common Stock were issued to Apache, equivalent to the number of shares of Class B Common Stock forfeited by the Sponsor. Additionally, the Sponsor forfeited a number of warrants originally issued simultaneously with the public offering.
(5)The equity structure of the Altus Midstream Entities (the accounting acquirer) has been restated to reflect the number of shares of Altus Midstream Company (the accounting acquiree) issued in the recapitalization transaction. Please refer to the section below entitled “Basis of Presentation of Equity Structure” for further discussion.
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
3.    TRANSACTIONS WITH AFFILIATES
Revenues
The Company has contracted to provide services including gas gathering, compression, processing, transmission, and NGL transmission, pursuant to acreage dedications provided by Apache, comprising the entire Alpine High acreage. In accordance with the terms of these agreements, the Company receives prescribed fees based on the type and volume of product for which the services are provided. Additionally, beginning in 2020 Altus Midstream entered into three agreements to provide operating and maintenance services for Apache’s compressors in exchange for a fixed monthly fee per compressor serviced.
Revenues generated under these agreements are presented on the Company’s consolidated statement of operations as “Midstream services revenue — affiliate.” Revenues earned that have not yet been invoiced to Apache are presented on the Company’s consolidated balance sheet as “Revenue receivables.” Refer to Note 4—Revenue Recognition, for further discussion.
Cost and Expenses
The Company has no employees, and prior to the Business Combination, the Company had no banking or cash management facilities. As such, the Company has contracted with Apache to receive certain operational, maintenance, and management services. In accordance with the terms of these agreements, the Company incurred operations and maintenance expenses of $5.4 million, $8.8 million, and $9.1 million for the years ended December 31, 2020, 2019, and 2018, respectively. The Company incurred general and administrative expenses of $7.0 million, $5.4 million, and $6.5 million for the years ended December 31, 2020, 2019, and 2018 respectively, including expenses related to the operational services agreement and the COMA. Further information on the related-party agreements in place during the period is provided below.
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

Construction, Operations, and Maintenance Agreement
At the closing of the Business Combination, the Company entered into the COMA with Apache. Under the terms of the COMA, Apache provides certain services related to the design, development, construction, operation, management, and maintenance of certain gathering, processing and other midstream assets, on behalf of the Company. In return, the Company paid or will pay fees to Apache of (i) $3.0 million for the period beginning on the execution of the COMA at the closing of the Business Combination through December 31, 2019, (ii) $5.0 million for the period of January 1, 2020 through December 31, 2020, (iii) $7.0 million for the period of January 1, 2021 through December 31, 2021 and (iv) $9.0 million annually thereafter, adjusted based on actual internal overhead and general and administrative costs incurred, until terminated. The annual fee was negotiated as part of the Business Combination to reimburse Apache for indirect costs of performing administrative corporate functions for the Company, including services for information technology, risk management, corporate planning, accounting, cash management, and others.
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
Lease Agreements
Concurrent with the closing of the Business Combination, Altus Midstream entered into an operating lease agreement with Apache (the Lease Agreement) relating to the use of certain office buildings, warehouse and storage facilities located in Reeves County, Texas. Under the terms of the Lease Agreement, Altus Midstream shall pay to Apache on a monthly basis the sum of (i) a base rental charge of $44,500 and (ii) an amount based on Apache’s estimate of the annual costs it expects to incur in connection with the ownership, operation, repair, and/or maintenance of the facilities. The Company incurred total expenses of $0.8 million, $1.1 million and $0.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, in relation to the Lease Agreement, which are included within operations and maintenance expenses. Unpaid amounts accrue interest until settled. The initial term of the Lease Agreement is four years and may be extended by Altus Midstream for three additional, consecutive periods of twenty-four months. To accommodate Altus Midstream’s desire to vacate the leased premises, the Lease Agreement was amended in July 2020 to provide for its termination with respect to all or any portion of the leased premises which Apache may sell, with a pro rata rent reduction if Apache sells less than all of the leased premises.
The Company classified this lease as an operating lease and elected to account for lessee-related lease and non-lease components as a single lease component. The right-of-use (ROU) asset related to this lease is reflected within “Deferred charges and other” on the Company’s consolidated balance sheet, and the associated operating lease liability is reflected within “Other current liabilities” and “Other noncurrent liabilities,” as applicable.
Operating lease expense associated with ROU assets is recognized on a straight-line basis over the lease term. Lease expense is reflected on the consolidated statement of operations commensurate with the leased activities and nature of the services performed. The undiscounted future minimum lease payments as of December 31, 2020 are $0.6 million and $0.4 million for 2021 and 2022, respectively.
In July of 2020, Altus Midstream entered into an operating lease agreement with Apache related to the use of certain of Altus Midstream’s compressors. Under the terms of the agreement, Apache pays Altus Midstream fixed monthly lease payments of $110,000, which are recorded as “Other” in the Company’s consolidated statement of operations. The lease agreement has an initial term of thirty months and automatically extends on a month to month basis unless either party cancels the agreement. In November of 2020, Altus Midstream entered into a second operating lease agreement with Apache which commenced in January of 2021. The terms of this agreement are the same as described above with the exception of monthly lease payments being $75,000. Altus also earns a monthly fee to operate and maintain the compressors under lease. Refer to Note 4—Revenue Recognition for further discussion.

Capitalized Interest
Prior to the Business Combination, the Company’s operations were funded entirely by contributions from Apache. Accordingly, Apache allocated a portion of interest on its corporate debt in determining capitalized interest associated with the development of Altus Midstream Operating. Commensurate with Apache’s calculation, interest is capitalized as part of the historical cost of developing and constructing assets. Significant midstream development assets that have not commenced operations qualify for interest capitalization. The associated capitalized interest was determined by multiplying Apache’s weighted-average borrowing cost of debt by the average amount of qualifying midstream assets. The amount of interest allocated and capitalized was $8.2 million for the year ended December 31, 2018. Management believes the methods used to allocate such expenses incurred by Apache on behalf of the Company are reasonable. Following the closing of the Business Combination, capitalized interest is determined based on interest expense incurred by Altus Midstream. Refer to Note 6—Debt and Financing Costs, for further information.
Distributions to Apache
In December 2020, the general partner of Altus Midstream declared a cash distribution of $1.50 per Common Unit payable by Altus Midstream in the first quarter of 2021, totaling $24.4 million. Apache, through its 76.9 percent ownership of the outstanding Common Units, will receive approximately $18.8 million of this distribution. Please refer to Note 11—Equity for further information.
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
The nature of the majority of these transactions is associated with the Company’s incorporation, public offering and Business Combination, as further described in Note 11—Equity. Other transactions with the Sponsor during the periods presented relate to a loan from the Sponsor and a separate administrative services agreement that were terminated at the closing of the Business Combination.

4.    REVENUE RECOGNITION
The following table presents a disaggregation of the Company’s revenue.

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Gas gathering and compression	$20,060	$17,077	$7,656
Gas processing	106,396	101,199	53,108
Transmission	14,548	15,942	15,848
NGL transmission	2,773	1,580	138
Other	937	—	—
Midstream services revenue — affiliate	144,714	135,798	76,750
Product sales — third parties	3,695	—	—
Total revenues	$148,409	$135,798	$76,750
The Company primarily generates revenue from its contracts with customers for the gathering, compression, processing, transmission, and sale of natural gas and NGLs in exchange for a fee per unit of volumes processed or delivered during a given month.
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
Additionally, beginning in 2020, Altus Midstream entered into two separate agreements with Apache to provide compressor maintenance, operations, and other related services for various compressors at compressor stations owned by Apache. Altus Midstream receives a fixed monthly fee of $75,000 under the first contract and $29,000 under the second contract for each month that services are provided. Providing such services on each compressor unit represents a single, distinct performance obligation that is satisfied over time as services are rendered. Income generated from these contracts in 2020 totaled $0.9 million and is classified as “Other” within Midstream Services Revenue — Affiliate in the table above.
Product Sales Revenue
Product sales revenues are attributable to the sale of purchased and processed NGL volumes with third-party customers. As part of these agreements, Altus Midstream purchases volumes from a third party, which Altus Midstream then owns, controls and services, prior to ultimate sale to the customer. The physical delivery of each unit of quantity represents a single, distinct performance obligation that is satisfied at a point in time when control transfers to the customer, generally determined as the point of delivery. Prices are determined based on market-indexed values, adjusted for quality and other market-reflective differentials. As there are no provisions for minimum volume commitments and pricing is variable based on index values, revenue is measured by allocating an entirely variable market price to each performance obligation and recognized at a point in time when control is transferred to the customer. The transaction price is not constrained as variability is resolved prior to the recognition of revenue.

Sales revenues and associated expenses related to such third-party purchases are recorded as “Product sales — third parties” and “Costs of product sales,” respectively, in the Company’s consolidated statement of operations.
Payment Terms and Contract Balances
Payments are generally due the month immediately following the month of service. Amounts settled with Apache each month are based on the net amount owed to either party. Revenue receivables from the Company’s contracts with Apache totaled $11.4 million and $15.5 million, as of December 31, 2020 and 2019, respectively, as presented on the Company’s consolidated balance sheet. Sales revenue receivables from the Company’s contracts with third parties totaled $1.0 million and nil as of December 31, 2020 and 2019, respectively, as presented on the Company’s consolidated balance sheet.
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
5.    PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment, at carrying value, is as follows:

	December 31,
	2020	2019

	(In thousands)
Gathering, processing, and transmission systems and facilities	$204,643	$198,133
Construction in progress(1)	904	5,443
Other property and equipment	3,323	3,694
Total property, plant, and equipment	208,870	207,270
Less: accumulated depreciation and accretion	(13,034)	(1,468)
Total property, plant, and equipment, net(2)	$195,836	$205,802
(1)Included in construction in progress was capitalized interest of $0.6 million at December 31, 2019. There was no capitalized interest included in construction in progress as of December 31, 2020.
(2)Included in gathering, processing, and transmissions systems and facilities are compressors under lease to Apache totaling $6.2 million, net as of December 31, 2020.
The cost of property classified as “Construction in progress” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet available to be placed into productive service as of the respective balance sheet dates.
During 2020, the Company sold various assets for total proceeds of $10.2 million. Included in these assets sales was the sale of 15 power generators. As a result of the sale, the remaining power generators owned by the Company were remeasured at fair value calculated based on the proceeds of this sale. This remeasurement resulted in an impairment of $1.6 million on these assets based on this fair value assessment, which were written down to their fair value of $2.3 million. The fair value of the assets was determined using the market approach based on the sales proceeds of the assets, which are classified as Level 1 inputs in the fair value hierarchy.
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

During 2019, the Company also elected to cancel construction on a compressor station, and, as a result, certain of its components were marketed for sale. Accordingly, these assets were measured at fair value less costs to sell. The Company recorded an impairment of $9.3 million on these assets, which were written down to their fair value of $18.2 million. The fair value of the assets was determined using the market approach based on estimated sales proceeds, classified as Level 1 inputs in the fair value hierarchy.
The Company entered into a finance lease during the first quarter of 2019 related to power generators leased on a one-year term with the right to purchase. The lease expired in January 2020, at which time the Company exercised its purchase option and purchased the power generators under lease for $9.8 million. Depreciation on the Company's finance lease asset was $5.0 million for the year ended December 31, 2019. Interest on the Company's finance lease assets was $0.9 million for the year ended December 31, 2019. No depreciation expense nor interest were recorded related to this finance lease for the year ended December 31, 2020.
6.    DEBT AND FINANCING COSTS
In November 2018, Altus Midstream entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream’s two, one year extension options). The agreement for this revolving credit facility, as amended (the Amended Credit Agreement), provides aggregate commitments from a syndicate of banks of $800.0 million. The aggregate commitments include a letter of credit subfacility of up to $100.0 million and a swingline loan subfacility of up to $100.0 million. Altus Midstream may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of December 31, 2020 and 2019, total outstanding borrowings were $624.0 million and $396.0 million, respectively, and no letters of credit were outstanding under this facility.
Altus Midstream’s revolving credit facility is unsecured and is not guaranteed by the Company, Apache, or any of their respective subsidiaries.
At Altus Midstream’s option, the interest rate per annum for borrowings under this facility is either a base rate, as defined, plus a margin, or the London Interbank Offered Rate (LIBOR), plus a margin. Altus Midstream also pays quarterly a facility fee at a rate per annum on total commitments. The margins and the facility fee vary based upon (i) the Leverage Ratio (as defined below) until Altus Midstream has a senior long-term debt rating and (ii) such senior long-term debt rating once it exists. The Leverage Ratio is the ratio of (1) the consolidated indebtedness of Altus Midstream and its restricted subsidiaries to (2) EBITDA (as defined in the Amended Credit Agreement) of Altus Midstream and its restricted subsidiaries for the 12-month period ending immediately before the determination date. At December 31, 2020, the base rate margin was 0.05 percent, the LIBOR margin was 1.05 percent, and the facility fee was 0.20 percent. In addition, a commission is payable quarterly to the lenders on the face amount of each outstanding letter of credit at a per annum rate equal to the LIBOR margin then in effect. Customary letter of credit fronting fees and other charges are payable to issuing banks.
The Amended Credit Agreement contains restrictive covenants that may limit the ability of Altus Midstream and its restricted subsidiaries to, among other things, incur additional indebtedness or guaranty indebtedness, sell assets, make investments in unrestricted subsidiaries, enter into mergers, make certain payments and distributions, incur liens on certain property securing indebtedness, and engage in certain other transactions without the prior consent of the lenders. Altus Midstream also is subject to a financial covenant under the Amended Credit Agreement, which requires it to maintain a Leverage Ratio not exceeding 5.00:1.00 at the end of any fiscal quarter, starting with the quarter ended December 31, 2019, except that during the period of up to one year following a qualified acquisition, the Leverage Ratio cannot exceed 5.50:1.00 at the end of any fiscal quarter. Unless the Leverage Ratio is less than or equal to 4.00:1.00, the Amended Credit Agreement limits distributions in respect of Altus Midstream LP’s capital to $30 million per calendar year until either (i) the consolidated net income of Altus Midstream LP and its restricted subsidiaries, as adjusted pursuant to the Amended Credit Agreement, for three consecutive calendar months equals or exceeds $350.0 million on an annualized basis or (ii) Altus Midstream LP has a specified senior long-term debt rating; in addition, before the occurrence of one of those events, the Leverage Ratio must be less than or equal to 5.00:1.00. In no event can any distribution be made that would, after giving effect to it on a pro forma basis, result in a Leverage Ratio greater than (i) 5.00:1.00 or (ii) for a specified period after a qualifying acquisition, 5.50:1.00. The Leverage Ratio as of December 31, 2020 was less than 4.00:1.00.
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

There are no clauses in the Amended Credit Agreement that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes. The Amended Credit Agreement has no drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreement allows the lenders to accelerate payment maturity and terminate lending and issuance commitments for nonpayment and other breaches, and if Altus Midstream or any of its restricted subsidiaries defaults on other indebtedness in excess of the stated threshold, is insolvent, or has any unpaid, non-appealable judgment against it for payment of money in excess of the stated threshold. Lenders may also accelerate payment maturity and terminate lending and issuance commitments if Altus Midstream undergoes a specified change in control or has specified pension plan liabilities in excess of the stated threshold. Altus Midstream was in compliance with the terms of the Amended Credit Agreement as of December 31, 2020.
As of December 31, 2020 and 2019, the Company had debt outstanding totaling $624.0 million and $405.8 million, respectively. At December 31, 2019, $9.8 million of debt outstanding was related to a finance lease obligation for which the term ended in the first quarter of 2020. Refer to Note 5—Property, Plant and Equipment for further information related to this finance lease obligation.

Interest Income and Financing Costs, Net of Capitalized Interest
The following table presents the components of Altus Midstream’s interest income and financing costs, net of capitalized interest:

	Year Ended December 31,
	2020	2019	2018(1)

	(in thousands)
Interest income	$9	$3,606	$1,608
Interest income	$9	$3,606	$1,608

Interest expense	$9,775	$6,384	$8,412
Amortization of deferred facility fees	1,148	889	107
Capitalized interest	(8,733)	(5,481)	(8,412)
Financing costs, net of capitalized interest	$2,190	$1,792	$107
(1)Prior to the Business Combination, the Company’s operations were funded entirely by contributions from Apache. Accordingly, Apache allocated a portion of interest on its corporate debt in determining capitalized interest associated with the development of Alpine High infrastructure. Refer to Note 3—Transactions with Affiliates, for further information.
7.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities at December 31, 2020 and 2019:

	December 31,
	2020	2019

	(In thousands)
Accrued incentive compensation	$1,466	$1,425
Accrued operations and maintenance expense	926	1,520
Accrued capital costs	464	17,035
Accrued professional and consulting fees	421	158
Accrued finance lease liability	—	1,989
Accrued taxes other than income	165	689
Other	2,171	1,109
Total other current liabilities	$5,613	$23,925

8.    ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019

	(In thousands)
Asset retirement obligation, beginning balance	$60,095	$29,369
Liabilities incurred during the period	—	15,303
Accretion expense	3,967	1,639
Revisions in estimated liabilities	—	13,784
Asset retirement obligation, ending balance	$64,062	$60,095
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
9.    COMMITMENTS AND CONTINGENCIES
Accruals for loss contingencies arising from claims, assessments, litigation, environmental, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. As of December 31, 2020 and 2019, there were no accruals for loss contingencies.
Litigation
The Company is subject to governmental and regulatory controls arising in the ordinary course of business. The Company is not aware of any pending or threatened legal proceedings against it at the time of the filing of this Annual Report on Form 10-K that would have a material impact on its financial position, results of operations, or liquidity.
Environmental Matters
As an owner of infrastructure assets and with rights to surface lands, the Company is subject to various local and federal laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations and subject the Company to liability for pollution damages. In some instances, Altus Midstream may be directed to suspend or cease operations. The Company maintains insurance coverage, which management believes is customary in the industry, although insurance does not fully cover against all environmental risks. Additionally, there can be no assurance that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered. The Company is not aware of any environmental claims existing as of December 31, 2020, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity.
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
At the closing of the Business Combination, the Company entered into the COMA and the Lease Agreement with Apache, which include contractual obligations for the Company to pay certain management and lease rental fees, respectively, to Apache over the term of the agreements. Refer to Note 3—Transactions with Affiliates for further discussion.

During the fourth quarter of 2020, the Company entered into a three year fixed-rate power contract with a third-party. The Company estimates its minimum obligation will be $5.4 million, $4.7 million, and $3.6 million for 2021, 2022, and 2023, respectively. The actual amount incurred will vary based on usage.
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
At December 31, 2020 and 2019, there were no other material contractual obligations related to the entities included in the consolidated financial statements other than the performance of asset retirement obligations as referenced in Note 8—Asset Retirement Obligation and required credit facility fees discussed in Note 6—Debt and Financing Costs.
10.    EQUITY METHOD INTERESTS
As of December 31, 2020, the Company owns the following equity method interests in Permian Basin long-haul pipeline entities. For each of the equity method interests, the Company has the ability to exercise significant influence based on certain governance provisions and its participation in the significant activities and decisions that impact the management and economic performance of the equity method interests.

	December 31, 2020		December 31, 2019
In thousands, except for ownership percentages	Ownership	Amount	Ownership	Amount
Gulf Coast Express Pipeline LLC	16.0%	$283,530	16.0%	$291,628
EPIC Crude Holdings, LP	15.0%	176,640	15.0%	163,199
Permian Highway Pipeline LLC	26.7%	615,186	26.7%	310,421
Breviloba, LLC	33.0%	479,826	33.0%	492,800
		$1,555,182		$1,258,048
As of December 31, 2020 and 2019, unamortized basis differences included in the equity method interest balances were $37.7 million and $29.7 million, respectively. These amounts represent differences in the Company’s initial costs paid to acquire the equity method interests and Altus’ initial underlying equity in the respective entities, as well as capitalized interest related to Permian Highway Pipeline (PHP) construction costs. Unamortized basis differences are amortized into equity income (loss) over the useful lives of the underlying pipeline assets when they are placed into service.

The following table presents the activity in the Company’s equity method interests for the years ended December 31, 2019 and 2020:

	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC
					Total
	(In thousands)
Balance at December 31, 2018	$91,100	$—	$—	$—	$91,100
Acquisitions	15,274	51,810	161,081	442,460	670,625
Contributions	183,915	123,750	146,580	47,107	501,352
Distributions	(16,208)	—	—	(9,108)	(25,316)
Capitalized interest(1)	—	—	2,370	—	2,370
Equity income (loss), net	17,547	(11,209)	390	12,341	19,069
Other comprehensive loss	—	(1,152)	—	—	(1,152)
Balance at December 31, 2019	$291,628	$163,199	$310,421	$492,800	$1,258,048
Contributions	1,715	29,250	296,340	—	327,305
Distributions	(52,009)	—	—	(46,157)	(98,166)
Capitalized interest(1)	—	—	8,733	—	8,733
Equity income (loss), net	42,196	(16,332)	(308)	33,183	58,739
Other comprehensive income	—	523	—	—	523
Balance at December 31, 2020	$283,530	$176,640	$615,186	$479,826	$1,555,182
(1)Altus’ proportionate share of the 2019 and 2020 PHP construction costs were funded with the revolving credit facility. Accordingly, Altus capitalized $2.4 million and $8.7 million of related interest expense during 2019 and 2020, respectively, which are included in the basis of the PHP equity interest.
Summarized Financial Information
The following represents selected income statement and balance sheet data for the Company’s equity method interests (on a 100 percent basis):

	For the Year Ended December 31,
	2020
	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC

Statements of Income	(In thousands)
Revenues	$366,185	$165,970	$7,220	$167,784
Operating income (loss)	266,219	(35,566)	(1,798)	102,526
Net income (loss)	264,956	(109,614)	(1,140)	102,048
Other comprehensive income	—	3,484	—	—

	For the Year Ended December 31,
	2019(1)
	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC

Statements of Income	(In thousands)
Revenues	$132,103	$40,756	$—	$129,559
Operating income (loss)	108,056	(67,763)	(93)	81,369
Net income (loss)	109,997	(72,535)	1,587	81,469
Other comprehensive loss	—	(7,681)	—	—

	For the Year Ended December 31,
	2018(1)(2)
	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC

Statements of Income	(In thousands)
Revenues	$2,609	$—	$—	$—
Operating income (loss)	2,177	(7,430)	(61)	(674)
Net income (loss)	3,685	(8,939)	(61)	(674)

	As of December 31,
	2020				2019(1)
	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC

Balance Sheets	(In thousands)
Current assets	$59,910	$122,995	$23,734	$53,206	$72,412	$190,474	$84,999	$93,169
Noncurrent assets	1,714,062	2,272,805	2,316,176	1,375,155	1,766,150	2,017,669	1,252,571	1,399,356
Total assets	$1,773,972	$2,395,800	$2,339,910	$1,428,361	$1,838,562	$2,208,143	$1,337,570	$1,492,525

Current liabilities	$32,997	$67,073	$95,863	$10,326	$48,128	$188,299	$203,657	$37,599
Noncurrent liabilities	526	1,187,615	—	2,389	605	956,744	—	1,108
Equity	1,740,449	1,141,112	2,244,047	1,415,646	1,789,829	1,063,100	1,133,913	1,453,818
Total liabilities and equity	$1,773,972	$2,395,800	$2,339,910	$1,428,361	$1,838,562	$2,208,143	$1,337,570	$1,492,525
(1)Although the Company’s interests in EPIC Crude Holdings, LP, Permian Highway Pipeline LLC, and Breviloba, LLC were acquired in March, May, and July of 2019, respectively, the financial results for all equity method interests are presented for the entire twelve months of 2018 and 2019 for comparability.
(2)Altus exercised its first pipeline equity option, Gulf Coast Express Pipeline LLC, in December 2018; however, the financial results are presented for the entire twelve months for comparability.

11. EQUITY
Reverse Stock Split
On June 30, 2020, the Company effected a reverse stock split of the Company’s Class A Common Stock and Class C Common Stock by a ratio of one-for-twenty. The par value and number of authorized shares of common stock and preferred stock were not affected by the reverse stock split. A corresponding number of Altus Midstream Common Units were also restated as part of the reverse stock split. All corresponding per-share and share amounts have been retroactively restated in this Annual Report on Form 10-K for all periods presented to reflect the reverse stock split.

Common Stock and Warrants
The Company’s second amended and restated certificate of incorporation authorizes the issuance of 1,500,000,000 shares of Class A Common Stock, $0.0001 par value and 1,500,000,000 shares of Class C Common Stock, $0.0001 par value. The Company’s shares of Class A Common Stock are listed on the Nasdaq under the symbol “ALTM.” As of December 31, 2020, there were 3,746,460 and 12,500,000 issued and outstanding shares of Class A Common Stock and Class C Common Stock, respectively.

Holders of each of the Class A Common Stock and Class C Common Stock vote together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law. Only holders of Class A Common Stock are entitled to dividends or other liquidating distributions made by the Company. On December 10, 2020, the Company announced that its Board of Directors declared a cash dividend of $1.50 per share on the Company’s Class A common stock as further detailed below under the section titled “Common Stock Dividend.”
Shares of Class A Common Stock and certain warrants were originally issued in connection with the Company’s public offering, while shares of Class C Common Stock were newly-issued in connection with the Business Combination.

Public Offering
In the second quarter of 2017, KAAC completed the initial public offering of its units. Each unit comprised one share of Class A Common Stock and one third of one warrant (hereby referred to as the Public Warrants and discussed in further detail below). In the aggregate, 1,886,606 units were sold at an offering price of $200.00 per unit, including 136,606 units purchased pursuant to an over-allotment option granted to the underwriters.
Public Warrants
As of December 31, 2020, there were 12,577,350 Public Warrants outstanding. Each whole Public Warrant entitles the holder to purchase one twentieth of a share of Class A Common Stock at a price of $230.00 per share. The Public Warrants will expire five years after closing of the Business Combination or earlier upon redemption or liquidation. The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant with not less than 30 days’ notice provided to the Public Warrant holders. However, this redemption right can only be exercised if the reported last sale price of the Class A Common Stock equals or exceeds $360.00 per share for any 20 trading days within a 30-trading day period ending three business days prior to sending the notice of redemption to the Public Warrant holders.
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
Private Placement Warrants
As of December 31, 2020, there were 6,364,281 Private Placement Warrants, of which Apache holds 3,182,140. The Private Placement Warrants are identical to the Public Warrants discussed above, except (i) they will not be redeemable by the Company so long as they are held by the initial holders or their respective permitted transferees and (ii) they may be exercised by the holders on a cashless basis.
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
Public Stockholder Redemptions
Pursuant to redemption rights granted to public stockholders by KAAC’s amended and restated certificate of incorporation, an aggregate of 1,473,493 shares of Class A Common Stock were redeemed.
Sponsor Forfeiture
Pursuant to an agreement dated as of August 8, 2018 between KAAC and the Sponsor, an aggregate of 365,646 shares of Class B Common Stock and 3,182,140 Private Placement Warrants were forfeited by the Sponsor to KAAC.
Conversion of Class B Common Stock
In accordance with KAAC’s amended and restated certificate of incorporation, 106,000 shares of Class B Common Stock that remained outstanding following the Sponsor forfeiture (described above) were converted into shares of Class A Common Stock on a one-for-one basis.
Private Placement
On November 9, 2018 KAAC issued and sold an aggregate of 2,861,701 shares of Class A Common Stock to certain qualified institutional buyers and accredited investors (including certain funds and client accounts advised by Kayne Anderson Capital Advisors, L.P., together with its affiliates, and directors, management and employees of KAAC, Kayne Anderson, and Apache) at a price of $200.00 per share.

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
Contribution to Altus Midstream LP
At the closing of the Business Combination and in accordance with the Contribution Agreement, KAAC contributed to Altus Midstream LP $628.2 million of cash. In return, it received 3,746,460 common units in Altus Midstream LP, equivalent to the number of shares of Class A Common Stock outstanding after consummation of the Business Combination.
Additionally, the Company received 18,941,631 Altus Midstream LP warrants (equivalent to the aggregate of the Public Warrants, Private Placement Warrants and Apache Warrants outstanding upon consummation of the Business Combination). Each whole warrant entitles the Company to purchase one twentieth of a common unit in Altus Midstream LP for an exercise price of $230.00 per common unit. These warrants are herein referred to as the (Partnership Warrants).
Consideration Received by Apache
In exchange for the equity interests in the Altus Midstream Entities and the Pipeline Options to acquire equity interests in five separate third-party pipeline projects, the consideration received by Apache at the closing of the Business Combination on November 9, 2018, included the following:
Equity consideration
•365,646 shares of Class A Common Stock, equivalent to the number of shares of Class B Common Stock forfeited by the Sponsor to KAAC, as discussed above.
•12,500,000 shares of Class C Common Stock, equivalent to the economic interest held by Apache in Altus Midstream LP at the closing of the Business Combination as a result of the issuance of Common Units.
•3,182,140 warrants, equivalent to the number of Private Placement Warrants forfeited by the Sponsor.
Earn-out consideration
•Apache was granted the right to receive earn-out consideration of up to 1,875,000 shares of Class A Common Stock as follows:
◦625,000 shares if, during the calendar year 2021, the aggregate gathered gas from an area of dedication in Reeves, Pecos, Culberson, and Jeff Davis Counties in Texas that is assessed a low pressure gathering fee pursuant to that certain Amended and Restated Gas Gathering Agreement, dated August 8, 2018, between Apache and Altus Midstream Gathering, LP is equal to or greater than 574,380 million cubic feet.
◦625,000 shares if the per share closing price of the Class A Common Stock as reported by Nasdaq during any 30-trading-day period ending prior to the fifth anniversary of the Closing Date is equal to or greater than $280.00 for any 20 trading days within such 30-trading-day period.
◦625,000 shares if the per share closing price of the Class A Common Stock as reported by Nasdaq during any 30-trading-day period ending prior to the fifth anniversary of the Closing Date is equal to or greater than $320.00 for any 20 trading days within such 30-trading-day period.
Redeemable Noncontrolling Interest — Apache Limited Partner
In conjunction with its ownership of the Class C Common Stock, Apache owns 12,500,000 Altus Midstream Common Units, approximately 76.9 percent of the total Common Units issued and outstanding. The financial results of Altus Midstream and its subsidiaries are included in the Company’s consolidated financial statements as detailed in Note 1—Summary of Significant Accounting Policies, under the section titled “Principles of Consolidation.”

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
Apache’s limited partner interest associated with the Common Units issued with the Class C Common Stock is reflected as a redeemable noncontrolling interest in the Company. The redeemable noncontrolling interest is recognized at the higher of (i) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest and (ii) the maximum redemption value as of the balance sheet date. The redemption value is determined based on a 5-day volume weighted average closing price of the Class A Common Stock (5-day VWAP) as defined in the Amended LPA, a Level 1 non-recurring fair value measurement. At December 31, 2020 and 2019, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date of $575.1 million and $701.0 million, respectively.
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
Common Stock Dividend
On December 10, 2020, the Company announced that its Board of Directors declared a cash dividend of $1.50 per share on the Company’s Class A Common Stock, totaling $5.6 million to be paid to stockholders in the first quarter of 2021. The common stock dividend will be funded by Altus Midstream LP’s distribution to its common unitholders of $1.50 per Common Unit, totaling $24.4 million, of which $5.6 million is payable to the Company and the balance is payable to Apache. Refer to Note 3—Transactions with Affiliates for further discussion of the Common Unit distribution.
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
At the Closing, the partners of Altus Midstream entered into the Amended LPA. The Amended LPA provides the terms of the Preferred Units, including the distribution rate, redemption rights, and rights to exchange the Preferred Units for shares of the Company’s Class A Common Stock, as well as rights of holders of the Preferred Units to approve certain partnership business, financial, and governance-related matters. The Preferred Units have a perpetual term, unless redeemed or exchanged as described below. Pursuant to the Amended LPA:
•The Preferred Units entitle the holders thereof to receive quarterly distributions at a rate of 7 percent per annum, commencing with the quarter ended June 30, 2019. The rate increases to 10 percent per annum after the fifth anniversary of Closing and upon the occurrence of specified events. For any quarter ending on or prior to December 31, 2020, Altus Midstream could elect to pay distributions in-kind and did so in respect of quarters ended on and before March 31, 2020.
•The Preferred Units are redeemable at Altus Midstream’s option at any time in cash at a redemption price (the Redemption Price) equal to (a) the greater of (i) an 11.5 percent internal rate of return (increasing to 13.75 percent after the fifth anniversary of Closing), and (ii) a 1.3x multiple of invested capital plus (b) if applicable, the value of any accrued and unpaid distributions. The Preferred Units will be redeemable at the holder’s option upon a change of control or liquidation of Altus Midstream and certain other events, including certain asset dispositions. Subject to compliance with minimum ownership requirements and redemption restrictions of the Amended LPA, Apache’s election to cause its Common Units in Altus Midstream to be redeemed for shares of the Company’s Class A Common Stock or cash (as further discussed in Note 11—Equity) would not be a change of control.
•The Preferred Units will be exchangeable for shares of the Company’s Class A Common Stock at the option of the Preferred Unit holders after the seventh anniversary of Closing or upon the occurrence of specified events. Each Preferred Unit will be exchangeable for a number of shares of Class A Common Stock equal to the Redemption Price divided by the volume-weighted average trading price of the Class A Common Stock on the Nasdaq Global Select Market for the 20 trading days immediately preceding the second trading day prior to the applicable exchange date, less a 6 percent discount.
•Each outstanding Preferred Unit has a liquidation preference equal to the Redemption Price payable before any amounts are paid in respect of Altus Midstream’s Common Units and any other units that rank junior to the Preferred Units with respect to distributions or distributions upon liquidation.
•Altus Midstream is restricted from declaring or making cash distributions on its Common Units until all required distributions on the Preferred Units have been paid. In addition, before the fifth anniversary of Closing, aggregate cash distributions on, and redemptions of, Common Units are limited to $650 million of cash from ordinary course of operations if permitted under the Amended Credit Agreement. Cash distributions on, and redemptions of, Common Units also are subject to satisfaction of leverage ratio requirements specified in the Amended LPA.
Since the Preferred Units could be exchangeable for a number of shares of Class A Common Stock equal to 20 percent or more of the Company’s outstanding voting power, the Company submitted the potential issuance of such shares for approval of its stockholders (the Stockholder Approval) at its annual stockholder meeting in 2020 and obtained Stockholder Approval.
Classification
The Preferred Units are accounted for on the Company’s consolidated balance sheet as a redeemable noncontrolling interest classified as temporary equity based on the terms of the Preferred Units, including the redemption rights with respect thereto.
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
$611,249
(1)See Note 15—Fair Value Measurements for further discussion on the nature and recognition of the embedded derivative.
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

Activity related to the Preferred Units for the years ended December 31, 2019 and 2020 is as follows:

	Units Outstanding	Financial Position(2)

	(In thousands, except for unit data)
Redeemable noncontrolling interest — Preferred Units: at December 31, 2018	—	$—
Issuance of Preferred Units, net	625,000	516,790
Distribution of in-kind additional Preferred Units	13,163	—
Allocation of Altus Midstream net income	N/A	38,809
Redeemable noncontrolling interest — Preferred Units: at December 31, 2019	638,163	555,599
Distribution of in-kind additional Preferred Units	22,531	—
Cash distributions paid to Preferred Unit limited partners	—	(23,124)
Allocation of Altus Midstream net income	N/A	75,906
Redeemable noncontrolling interest — Preferred Units: at December 31, 2020	660,694	$608,381
Embedded derivative liability(1)		139,009
		$747,390
(1)See Note 15—Fair Value Measurements for discussion of the fair value changes in the embedded derivative liability during the period.
(2)The Preferred Units are redeemable at Altus Midstream’s option at a redemption price (the Redemption Price), which as of December 31, 2020 was the greater of (i) an 11.5 percent internal rate of return and (ii) a 1.3 times multiple of invested capital. As of December 31, 2020, the Redemption Price would have been based on 1.3 times multiple of invested capital, which was $812.5 million, which is greater than using an 11.5 percent internal rate of return, which would equate to a redemption value of $716.6 million.
N/A - not applicable.
13. INCOME TAXES
The total income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Current income taxes:
Federal	$(696)	$(15)	$(1,041)
State	—	—	—
	(696)	(15)	(1,041)
Deferred income taxes:
Federal	—	67,516	(10,464)
State	—	(2,601)	1,004
	—	64,915	(9,460)
Total	$(696)	$64,900	$(10,501)

The total income tax provision (benefit) differs from the amounts computed by applying the U.S. statutory income tax rate to net income (loss) before income taxes. A reconciliation of the tax on the Company’s net income (loss) before income taxes and total tax expense (benefit) is shown below:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Income tax expense (benefit) at U.S. statutory rate	$16,756	$(267,540)	$(2,255)
Income tax expense (benefit) attributable to Apache limited partner	(12,892)	205,844	(891)
Income tax benefit attributable to Preferred Unit limited partners	(3,676)	(1,879)	—
State tax expense (benefit)(1)	—	(2,610)	818
CARES Act tax impact	(266)	—	—
Valuation allowance(1)	(620)	130,988	(8,177)
All other, net	2	97	4
Income tax expense (benefit)	$(696)	$64,900	$(10,501)
(1) The change in state valuation allowance is included as a component of state income tax.

The net deferred tax assets reflect the tax impact of temporary differences between the asset and liability amounts carried on the balance sheet under GAAP and amounts utilized for income tax purposes. The net deferred tax assets consists of the following:

	December 31,
	2020	2019

	(In thousands)
Deferred tax assets:
Investment in partnership	$92,881	$103,195
Asset retirement obligation	480	451
Net operating losses	37,675	26,749
Property, plant, and equipment	4,471	5,679
Other	—	—
Total deferred tax assets	135,507	136,074
Valuation allowance	(133,077)	(135,024)
Net deferred tax assets	2,430	1,050
Deferred tax liabilities:
Property, plant, and equipment	—	—
Other	2,430	1,050
Net deferred tax assets	$—	$—
In 2020, the Company recorded a decrease in valuation allowance against its net deferred tax asset. The Company has assessed the future potential to realize these deferred tax assets and has concluded that it is more likely than not that these deferred tax assets will not be realized.
The Company reconciles its effective tax rate to its net income (loss) before income taxes. This includes net income (loss) before income taxes attributable to both the controlling and noncontrolling interests. As such, the Company’s effective tax rate includes adjustments to remove income (loss) attributed to the noncontrolling interests. In 2020 and 2019, the Company recorded a tax benefit adjustment of $12.9 million and tax expense adjustment of $205.8 million, respectively, associated with income and losses allocated to Apache.

On March 27, 2020, the President signed into law the Coronavirus Aid, Relief and Economic Security Act (CARES Act) in response to the COVID-19 pandemic. Under the CARES Act, 100 percent of net operating losses arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five preceding tax years of such loss. For the year ended December 31, 2020, the Company recorded a current income tax benefit of $0.7 million associated with a net operating loss carryback claim.
In the first quarter of 2020, the Company early adopted ASU 2019-12, “Simplifying the Accounting for Income Taxes.” The Company’s adoption of ASU 2019-12 did not result in a material impact on the consolidated financial statements.
On June 12, 2019, Altus Midstream issued and sold the Preferred Units in a private offering. Concurrently, the Preferred Units were established as a new class of partnership unit representing limited partner interests in Altus Midstream pursuant to the terms of the Amended LPA, and the purchasers were admitted as limited partners of Altus Midstream. In 2020 and 2019, the Company recorded a tax benefit adjustment of $3.7 million and $1.9 million, respectively, associated with income allocated to the noncontrolling Preferred Unit limited partners of Altus Midstream. For further details on the terms of the Preferred Units and the rights of the holders thereof, refer to Note 12—Series A Cumulative Redeemable Preferred Units.
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
The Company has a federal net operating loss carryforward of $179.4 million, which has an indefinite carryforward period. The Company has recorded a full valuation allowance against the federal net operating loss because it is more likely than not that this attribute will not be realized.
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

	December 31,
	2020	2019	2018

	(In thousands)
Balance at beginning of year	$2,057	$—	$—
Additions based on tax positions related to the prior year	—	—	—
Additions based on tax positions related to the current year	2,556	2,057	—
Reductions for tax positions of prior years	—	—	—
Balance at end of year	$4,613	$2,057	$—
The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. Each quarter the Company assesses the amounts provided for and, as a result, may increase (expense) or reduce (benefit) the amount of interest and penalties. The Company has recorded no interest or penalties associated with its unrecognized tax benefit. Uncertain tax positions may change in the next twelve months; however, the Company does not expect any possible change to have a significant impact on the results of operations or financial position. If incurred, Altus will record income tax interest and penalties as a component of income tax expense. The contributor of Altus Midstream LP’s operating assets, Apache Corporation, is currently under IRS audit for the 2014 through 2017 tax years.

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
The Company uses the “if-converted method” to determine the potential dilutive effect of (i) an assumed exchange of outstanding Common Units of Altus Midstream (and the cancellation of a corresponding number of shares of outstanding Class C Common Stock) for shares of Class A Common Stock, and (ii) an assumed exchange of the outstanding Preferred Units of Altus Midstream for shares of Class A Common Stock. The treasury stock method is used to determine the potential dilutive effect of its outstanding warrants. The dilutive effect of any earn-out consideration payable in shares is only included in periods for which the underlying conditions for the issuance are met.
The computation of basic and diluted net income (loss) per share for the periods presented in the consolidated financial statements is shown in the table below.

	For the Year Ended December 31,
	2020			2019			2018(1)
	Income(2)	Shares	Per Share	Loss	Shares(4)	Per Share(4)	Loss	Shares(4)	Per Share(4)

	(In thousands, except per share data)
Basic:
Net income (loss) attributable to Class A common shareholders	$1,591	3,746	$0.42	$(369,670)	3,746	$(98.68)	$(4,388)	8,656	$(0.51)
Effect of dilutive securities:
Redeemable noncontrolling interest — Apache limited partner	$2,987	12,500		$—	—		$—	—
Diluted(2)(3):
Net income (loss) attributable to Class A common shareholders	$4,578	16,246	$0.28	$(369,670)	3,746	$(98.68)	$(4,388)	8,656	$(0.51)
(1)Shares of Class A Common Stock and Class C Common Stock issued to Apache in exchange for its ownership interests in the Altus Midstream Entities were retroactively restated from May 26, 2016 (inception) to the Closing Date, based on the proportionate value of the capital contributions made by Apache to the Altus Midstream Entities. The calculation of the weighted average shares outstanding from inception up to the Closing Date includes all shares issued to Apache, in order to reflect Apache’s 100 percent economic interest in the Altus Midstream Entities until that time. For further detail of the Business Combination and associated financial statement presentation, see Note 1—Summary of Significant Accounting Policies and Note 2—Recapitalization Transaction.
(2)The effect of an assumed exchange of outstanding Common Units of Altus Midstream (and the cancellation of a corresponding number of shares of outstanding Class C Common Stock) would have been anti-dilutive the years ended December 31, 2019 and 2018.
(3)The effect of an assumed exchange of the outstanding Preferred Units of Altus Midstream for shares of Class A Common Stock would have been anti-dilutive for all periods presented in which the Preferred Units were outstanding.
(4)Share and per share amounts have been retroactively restated to reflect the Company’s reverse stock split, which was effected June 30, 2020. Refer to Note 11—Equity for further information.
The diluted earnings per share calculation excludes the effects of the outstanding warrants of the Company to purchase an aggregate 947,082 shares of Class A Common Stock, since the associated impacts would have been anti-dilutive for all periods presented. Earn-out consideration granting Apache the right to receive additional shares of Class A Common Stock is also not included in the earnings per share calculation above, as the conditions for issuance were not satisfied as of the year ended December 31, 2020.
Further discussion of the Company’s outstanding common stock, warrants, and earn-out consideration as well as any applicable redemption rights is provided in Note 11—Equity. Further discussion of the Preferred Units and associated embedded features can be found in Note 12—Series A Cumulative Redeemable Preferred Units and Note 15—Fair Value Measurements, respectively.

15. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of: cash and cash equivalents; revenue receivables; accounts receivable from/payable to Apache and an embedded derivative liability related to the issuance of Preferred Units (as further described above). This embedded derivative liability is recorded on the Company’s consolidated balance sheet at fair value. The carrying amounts reported on the consolidated balance sheet for the Company’s remaining financial assets and liabilities approximate fair value due to their short-term nature. The carrying amount of Altus Midstream’s revolving credit facility approximates fair value because the interest rate is variable and reflective of market rates. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended December 31, 2020 or December 31, 2019.
The Company bifurcated and recognized the embedded derivative associated with the Preferred Units related to the exchange option provided to the Preferred Unit holders under the terms of the Amended LPA. The valuation of the embedded derivative (using an income approach) was based on a range of factors including expected future interest rates using the Black-Karasinski model, the Company’s imputed interest rate, interest rate volatility, the expected timing of periodic cash distributions, the estimated timing for the potential exercise of the exchange option, and anticipated dividend yields of the Preferred Units. The Company recorded an unrealized loss of $36.1 million, $8.5 million and nil for the years ended December 31, 2020, 2019 and 2018, respectively, which are recorded in “Unrealized derivative instrument loss” in the consolidated statement of operations. Altus has classified these recurring fair value measurements as Level 3 in the fair value hierarchy.
As of the December 31, 2020 valuation date, the Company used the forward B-rated Energy Bond Yield curve to develop the following key unobservable inputs used to value this embedded derivative:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at December 31, 2020	Valuation Technique	Significant Unobservable Inputs	Range/Value

	(In thousands)
Preferred Units Embedded Derivative	$139,009	Option Model	Altus Midstream Company’s Imputed Interest Rate	7.32-11.73%
			Interest Rate Volatility	37.08%
A one percent increase in the imputed interest rate assumption would significantly increase the value of the embedded derivative liability at December 31, 2020, while a one percent decrease would lead to a similar decrease in value as of December 31, 2020. The assumed expected timing until exercise of the exchange option at December 31, 2020 was 5.45 years.
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