Form 10-Q
period 2021-03-31
Altus Midstream Co
filed 2021-05-10
CIK 1692787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s Class A common stock, par value $0.0001 per share issued and outstanding as of April 30, 2021	3,746,460
Number of shares of registrant’s Class C common stock, par value $0.0001 per share issued and outstanding as of April 30, 2021	12,500,000

i

FORWARD-LOOKING STATEMENTS AND RISK
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the Company’s examination of historical operating trends, production and growth forecasts of Apache Corporation’s Alpine High field development and other data in the Company’s possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “might,” “outlook,” “possibly,” “potential,” “prospect,” “should,” “would,” or similar terminology, but the absence of these words does not mean that a statement is not forward looking. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable under the circumstances, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, its assumptions about:
•the scope, duration, and reoccurrence of any epidemics or pandemics (including, specifically the coronavirus disease 2019 (COVID-19) pandemic) and the actions taken by third parties, including, but not limited to, governmental authorities, customers, contractors, and suppliers, in response to such epidemics or pandemics;
•the availability and effectiveness of any vaccine programs or other therapeutics related to the treatment of COVID-19;
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
•other risks and uncertainties disclosed in the Company’s first-quarter 2021 earnings release;
•other factors disclosed under Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q; and
•any other factors disclosed in the other filings that the Company makes with the Securities and Exchange Commission (SEC).
Other factors or events that could cause the Company’s actual results to differ materially from the Company’s expectations may emerge from time to time, and it is not possible for the Company to predict all such factors or events. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, the Company disclaims any obligation to update or revise its forward-looking statements, whether based on changes in internal estimates or expectations, new information, future developments, or otherwise.

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
References to “Altus,” “ALTM,” and the “Company” mean Altus Midstream Company and its consolidated subsidiaries, unless otherwise specifically stated. References to “Apache” mean Apache Corporation and its consolidated subsidiaries. All references to the Company’s Class A common stock, $0.0001 par value (Class A Common Stock), and Class C common stock, $0.0001 par value (Class C Common Stock), reflect such share amounts as retrospectively restated to reflect the Company’s reverse stock split, which was effected June 30, 2020.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2021	2020(1)

	(In thousands, except per share data)
REVENUES:
Midstream services revenue — affiliate (Note 2)	$31,529	$40,767
Product sales — third parties	2,617	102
Total revenues	34,146	40,869
COSTS AND EXPENSES:
Costs of product sales	1,993	91
Operations and maintenance(2)	7,402	10,591
General and administrative(3)	3,455	4,178
Depreciation and accretion	4,000	3,914
Impairments	441	—
Taxes other than income	3,808	3,443
Total costs and expenses	21,099	22,217
OPERATING INCOME	13,047	18,652
Unrealized derivative instrument loss	(16,529)	(61,984)
Interest income	1	7
Income from equity method interests, net	21,688	15,842
Warrants valuation adjustment	(664)	1,877
Other	7,544	(188)
Total other income (loss)	12,040	(44,446)
Financing costs, net of capitalized interest	2,598	273
NET INCOME (LOSS) BEFORE INCOME TAXES	22,489	(26,067)
Current income tax benefit	—	(696)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	22,489	(25,371)
Net income attributable to Preferred Unit limited partners	19,492	18,262
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	2,997	(43,633)
Net income (loss) attributable to Apache limited partner	2,817	(35,552)
NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS	$180	$(8,081)

NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS, PER SHARE(4)
Basic	$0.05	$(2.16)
Diluted	$0.05	$(2.69)
WEIGHTED AVERAGE SHARES(4)
Basic	3,746	3,746
Diluted	3,746	16,246
(1)This period presented has been revised to reflect the Company’s fair value change of its underlying warrants. Refer to Note 1—Summary of Significant Accounting Policies, see the section titled Revision of Previously Issued Consolidated Financial Statements for Immaterial Adjustment for further information.
(2)Includes amounts of $0.8 million and $1.4 million associated with related parties for the three months ended March 31, 2021 and 2020, respectively. Refer to Note 2—Transactions with Affiliates.
(3)Includes amounts of $2.2 million and $2.0 million associated with related parties for the three months ended March 31, 2021 and 2020, respectively. Refer to Note 2—Transactions with Affiliates.
(4)Share and per share amounts have been retroactively restated to reflect the Company’s reverse stock split, which was effected June 30, 2020. Refer to Note 9—Equity for further information.

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2021	2020(1)

	(In thousands)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	$22,489	$(25,371)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Share of equity method interests other comprehensive income (loss)	630	(1,184)
COMPREHENSIVE INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	23,119	(26,555)
Comprehensive income attributable to Preferred Unit limited partners	19,492	18,262
Comprehensive income (loss) attributable to Apache limited partner	3,302	(36,463)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS	$325	$(8,354)
(1)This period presented has been revised to reflect the Company’s fair value change of its underlying warrants. Refer to Note 1—Summary of Significant Accounting Policies, see the section titled Revision of Previously Issued Consolidated Financial Statements for Immaterial Adjustment for further information.

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2021	2020(1)

	(In thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,306	$24,188
Accounts receivable	1,259	1,033
Accounts receivable from Apache Corporation (Note 1)	799	446
Revenue receivables (Note 3)	11,152	11,378
Inventories	3,891	3,597
Prepaid assets and other	7,787	2,127
	76,194	42,769
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	209,323	208,870
Less: Accumulated depreciation and accretion	(15,907)	(13,034)
	193,416	195,836
OTHER ASSETS:
Equity method interests	1,566,672	1,555,182
Deferred charges and other	6,294	5,843
	1,572,966	1,561,025
Total assets	$1,842,576	$1,799,630

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY
CURRENT LIABILITIES:
Distributions payable to Preferred Unit limited partners	$11,562	$—
Dividends payable	—	5,620
Distributions payable to Apache Corporation	—	18,750
Other current liabilities (Note 6)	10,322	5,613
	21,884	29,983
LONG-TERM DEBT	657,000	624,000
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Asset retirement obligation	65,100	64,062
Embedded derivative	155,538	139,009
Other noncurrent liabilities	6,907	6,424
	227,545	209,495
Total liabilities	906,429	863,478

COMMITMENTS AND CONTINGENCIES (Note 7)

Redeemable noncontrolling interest — Apache limited partner	662,432	575,125
Redeemable noncontrolling interest — Preferred Unit limited partners	604,749	608,381

EQUITY:
Class A Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 3,746,460 shares issued and outstanding at March 31, 2021 and December 31, 2020(2)	1	1
Class C Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 12,500,000 shares issued and outstanding at March 31, 2021 and December 31, 2020(2)	1	1
Additional paid-in capital	38,217	122,222
Accumulated deficit	(369,253)	(369,433)
Accumulated other comprehensive loss	—	(145)
	(331,034)	(247,354)
Total liabilities, noncontrolling interests, and equity	$1,842,576	$1,799,630
(1)The Consolidated Balance Sheet as of December 31, 2020 has been derived from the audited consolidated financial statements, revised to reflect the Company’s fair value change of its underlying warrants. Refer to Note 1—Summary of Significant Accounting Policies, see the section titled Revision of Previously Issued Consolidated Financial Statements for Immaterial Adjustment for further information.
(2)Share amounts have been retroactively restated to reflect the Company’s reverse stock split, which was effected June 30, 2020. Refer to Note 9—Equity for further information.

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020(1)

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interests	$22,489	$(25,371)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized derivative instrument loss	16,529	61,984
Depreciation and accretion	4,000	3,914
Income from equity method interests, net	(21,688)	(15,842)
Distributions from equity method interests	23,810	20,985
Impairments	441	—
Other income	(7,205)	—
Warrants valuation adjustment	664	(1,877)
Other	217	461
Changes in operating assets and liabilities:
Increase in inventories	(294)	(182)
(Increase) decrease in prepaid assets and other	544	(79)
Increase in accounts receivable	(226)	(101)
Decrease in revenue receivables (Note 2)	226	3,752
(Increase) decrease in account receivables from/payable to affiliate	279	(948)
Increase in accrued expenses	4,491	3,017
Increase (decrease) in deferred charges, deferred credits, and other noncurrent liabilities	(1,005)	1,825
NET CASH PROVIDED BY OPERATING ACTIVITIES	43,272	51,538

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,330)	(19,096)
Proceeds from sale of assets	1,090	6,096
Contributions to equity method interests	(20,522)	(82,827)
Distributions from equity method interests	7,540	1,552
Capitalized interest paid	—	(3,340)
NET CASH USED IN INVESTING ACTIVITIES	(13,222)	(97,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to Preferred Unit limited partners	(11,562)	—
Distributions paid to Apache limited partner	(18,750)	—
Dividends paid	(5,620)	—
Proceeds from revolving credit facility	33,000	72,000
Finance lease	—	(11,789)
Deferred facility fees	—	(816)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,932)	59,395

INCREASE IN CASH AND CASH EQUIVALENTS	27,118	13,318
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	24,188	5,983
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,306	$19,301
SUPPLEMENTAL CASH FLOW DATA:
Accrued capital expenditures(2)	$305	$6,557
Interest paid, net of capitalized interest	2,328	—
(1)This period presented has been revised to reflect the Company’s fair value change of its underlying warrants. Refer to Note 1—Summary of Significant Accounting Policies, see the section titled Revision of Previously Issued Consolidated Financial Statements for Immaterial Adjustment for further information.
(2)Includes $0.3 million due from Apache and $1.7 million due to Apache for the three months ended March 31, 2021 and 2020, respectively, pursuant to the terms of the COMA (as defined herein). Refer to Note 2—Transactions with Affiliates for more information.

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Redeemable Noncontrolling Interest — Preferred Unit Limited Partners(2)	Redeemable Noncontrolling Interest — Apache Limited Partner	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
			Shares(3)	Amount	Shares(3)	Amount

	(In thousands)		(In thousands)

For the Quarter Ended March 31, 2020(1)
Balance at December 31, 2019 (Revised)	$555,599	$701,000	3,746	$1	12,500	$1	$17,327	$(372,224)	$(266)	$(355,161)
Net income (loss)	18,262	(35,552)	—	—	—	—	—	(8,081)	—	(8,081)
Change in redemption value of noncontrolling interests	—	(433,710)	—	—	—	—	433,710	—	—	433,710
Accumulated other comprehensive loss	—	(911)	—	—	—	—	—	—	(273)	(273)
Balance at March 31, 2020 (Revised)	$573,861	$230,827	3,746	$1	12,500	$1	$451,037	$(380,305)	$(539)	$70,195

For the Quarter Ended March 31, 2021
Balance at December 31, 2020 (Revised)	$608,381	$575,125	3,746	$1	12,500	$1	$122,222	$(369,433)	$(145)	$(247,354)
Distributions paid to Preferred Unit limited partners	(11,562)	—	—	—	—	—	—	—	—	—
Distributions payable to Preferred Unit limited partners	(11,562)	—	—	—	—	—	—	—	—	—
Net income	19,492	2,817	—	—	—	—	—	180	—	180
Change in redemption value of noncontrolling interests	—	84,005	—	—	—	—	(84,005)	—	—	(84,005)
Accumulated other comprehensive income	—	485	—	—	—	—	—	—	145	145
Balance at March 31, 2021	$604,749	$662,432	3,746	$1	12,500	$1	$38,217	$(369,253)	$—	$(331,034)
(1)This period presented has been revised to reflect the Company’s fair value change of its underlying warrants. Refer to Note 1—Summary of Significant Accounting Policies, see the section titled Revision of Previously Issued Consolidated Financial Statements for Immaterial Adjustment for further information.
(2)Certain redemption features embedded within the Preferred Units require bifurcation and measurement at fair value. For further detail, refer to Note 10—Series A Cumulative Redeemable Preferred Units.
(3)Share amounts have been retroactively restated to reflect the Company’s reverse stock split, which was effected June 30, 2020. Refer to Note 9—Equity for further information.

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These consolidated financial statements have been prepared by Altus Midstream Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited financial statements, with the exception of recently adopted accounting pronouncements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with Altus Midstream Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (Form 10-K), which contains a summary of the Company’s significant accounting policies and other disclosures. Capitalized terms used but not defined herein shall have the meaning ascribed to such terms in the Form 10-K.
Unless the context otherwise requires, the “Company,” “ALTM” and “Altus” refers to Altus Midstream Company and its consolidated subsidiaries. “Altus Midstream” refers to Altus Midstream LP and its consolidated subsidiaries. “Apache” refers to Apache Corporation and its consolidated subsidiaries. All references to the Company’s Class A common stock, $0.0001 par value (Class A Common Stock), and Class C common stock, $0.0001 par value (Class C Common Stock), reflect such share amounts as retrospectively restated to reflect the Company’s reverse stock split, which was effected June 30, 2020. Refer to Note—9 Equity for further information.
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
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). Certain reclassifications of prior year balances have been made to conform such amounts to current year presentation. These reclassifications have no impact on net income.
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
Redeemable Noncontrolling Interest — Apache Limited Partner
The Company’s redeemable noncontrolling interest presented in the consolidated financial statements consists of Common Units representing limited partner interests in Altus Midstream held by Apache. Pursuant to certain provisions of the partnership agreement of Altus Midstream (as amended in connection with the Business Combination, and subsequent issuance of Preferred Units, the Amended LPA), the limited partner interests held by Apache are equal to the number of shares of the Company’s Class C Common Stock, held by Apache.
The Company initially recorded the redeemable noncontrolling interest upon the issuance of the Common Units to Apache as part of the Business Combination and based on the recapitalization value ascribed at the Closing Date to the limited partner interest. All or a portion of these Common Units may be redeemed at Apache’s option. The Company has the ability to settle the redemption option either (i) in shares of Class A Common Stock, on a one-for-one basis, or (ii) in cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Contribution Agreement), subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. Upon the future redemption or exchange of Common Units held by Apache, a corresponding number of shares of Class C Common Stock will be cancelled.
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

Revision of Previously Issued Consolidated Financial Statements for Immaterial Adjustment
Warrants
On April 12, 2021, the SEC Staff issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (SPACs) (the SEC Staff Statement). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to the Company’s public and private warrants outstanding at the time of the Business Combination. The SEC determined that certain features of warrants issued in SPAC transactions common across many entities, such as those outstanding for the Company, should be recorded as a derivative liability under ASC 815 “Derivatives and Hedges” with any changes in fair value being recorded as a gain or loss in the Company’s Statement of Consolidated Operations. The Company has historically accounted for its warrants as equity, with no change in fair value being recorded in the applicable period. The Company has concluded that the previous accounting policy to account for its warrants as equity rather than as a liability was an immaterial error. The Company has corrected this immaterial error by revising its consolidated financial statements as of and for the year ended December 31, 2020 and as of and for the three months ended March 31, 2020 and related notes included herein to include the effect of accounting for the warrants as a liability from the date of the Business Combination. Note 12—Net Income (Loss) Per Share and Note 13—Fair Value Measurements have also been updated to reflect this revision. In addition, management has also corrected previously identified immaterial errors related to income from its equity method interests unrelated to the SEC Staff Statement.
The impacts of this adjustment in fiscal year 2020, as presented in the accompanying financial statements, are as follows:
Statement of Consolidated Operations:

	Three Months Ended March 31, 2020
	As Reported	Change(1)	As Revised

	(In thousands)
Income from equity method interests, net	$16,298	$(456)	$15,842
Warrants valuation adjustment	—	1,877	1,877
Total other income (loss)	(45,867)	1,421	(44,446)
Net income (loss) before income taxes	(27,488)	1,421	(26,067)
Net income (loss) including noncontrolling interests	(26,792)	1,421	(25,371)
Net income (loss) attributable to common shareholders	(45,054)	1,421	(43,633)
Net income (loss) attributable to Apache limited partner	(35,201)	(351)	(35,552)
Net income (loss) attributable to Class A common shareholders	(9,853)	1,772	(8,081)

Net Income (Loss) Attributable To Class A Common Shareholders, Per Share
Basic	$(2.63)	$0.47	$(2.16)
Diluted	$(2.77)	$0.08	$(2.69)
(1)All changes related to Income from equity method interests, net above relate to an immaterial prior period adjustment unrelated to the SEC Staff Statement.
Statement of Consolidated Comprehensive Income (Loss):

	Three Months Ended March 31, 2020
	As Reported	Change(1)	As Revised

	(In thousands)
Net income (loss) including noncontrolling interests	$(26,792)	$1,421	$(25,371)
Comprehensive income (loss) including noncontrolling interests	(27,976)	1,421	(26,555)
Comprehensive income (loss) attributable to Apache limited partner	(36,112)	(351)	(36,463)
Comprehensive income (loss) attributable to Class A Common Shareholders	(10,126)	1,772	(8,354)
(1)All changes related to Income from equity method interests, net relate to an immaterial prior period adjustment unrelated to the SEC Staff Statement.

Consolidated Balance Sheet:

	December 31, 2020
	As Reported	Change	As Revised

	(In thousands)
Other non-current liabilities	$5,539	$885	$6,424
Total liabilities	862,593	885	863,478
Additional paid-in-capital	144,716	(22,494)	122,222
Accumulated equity (deficit)	(391,042)	21,609	(369,433)
Statement of Consolidated Cash Flows:

	Three Months Ended March 31, 2020
	As Reported	Change(1)	As Revised

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITY:
Net income (loss) including noncontrolling interests	$(26,792)	$1,421	$(25,371)
Income from equity method interests, net	(16,298)	456	(15,842)
Warrants valuation adjustment	—	(1,877)	(1,877)
Net Cash Provided by Operating Activities	51,538	—	51,538
(1)All changes related to Income from equity method interests, net above relate to an immaterial prior period adjustment unrelated to the SEC Staff Statement.
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
Embedded features identified within the Company’s agreements are bifurcated and measured at fair value at the end of each period on the Company’s consolidated balance sheet. Such recurring fair value measurements are presented in further detail in Note 13—Fair Value Measurements. When required the Company also uses fair value measurements on a nonrecurring basis when certain qualitative assessments of its assets indicate a potential impairment.
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

Other Income
In 2020, the Company entered into a contract with a provider to supply the Company with electrical power. If the Company does not utilize all of its fixed purchase volumes under this contract, then it will receive a credit based on a market rate for the related underutilization. In February 2021, in conjunction with increased power pricing due to the Texas freeze event and under usage of contractual electricity volumes, the Company earned an estimated credit of approximately $7.2 million. This amount is recorded on the statement of consolidation operations in Other income and is recorded in Prepaid assets and other on the consolidated balance sheet. No credits were recorded for the three month period ending March 31, 2020. The Company has no remaining performance obligations related to these credits as of March 31, 2021.
2.    TRANSACTIONS WITH AFFILIATES
Revenues
The Company has contracted to provide services including gas gathering, compression, processing, transmission, and NGL transmission, pursuant to acreage dedications provided by Apache, comprising the entire Alpine High acreage. In accordance with the terms of these agreements, the Company receives prescribed fees based on the type and volume of product for which the services are provided. Additionally, beginning in 2020, Altus Midstream entered into three agreements to provide operating and maintenance services for Apache’s compressors in exchange for a fixed monthly fee per compressor serviced.
Revenues generated under these agreements are presented on the Company’s statement of consolidated operations as “Midstream services revenue — affiliate.” Revenues earned that have not yet been invoiced to Apache are presented on the Company’s consolidated balance sheet as “Revenue receivables.” Refer to Note 3—Revenue Recognition for further discussion.
Cost and Expenses
The Company has no employees and receives certain operational, maintenance, and management services from Apache under the COMA. Under the COMA, the Company incurred operations and maintenance expenses of $0.8 million and $1.4 million for the three months ended March 31, 2021 and 2020, respectively. The Company incurred general and administrative expenses of $2.2 million and $2.0 million for the three months ended March 31, 2021 and 2020, respectively, including expenses related to the COMA. Further information on this related-party agreement in place during the period is provided below.
Construction, Operations and Maintenance Agreement
At the closing of the Business Combination, the Company entered into the COMA with Apache. Under the terms of the COMA, Apache provides certain services related to the design, development, construction, operation, management, and maintenance of certain gathering, processing and other midstream assets, on behalf of the Company. In return, the Company paid or will pay fees to Apache of (i) $5.0 million for the period of January 1, 2020 through December 31, 2020, (ii) $7.0 million for the period of January 1, 2021 through December 31, 2021 and (iii) $9.0 million annually thereafter, adjusted based on actual internal overhead and general and administrative costs incurred, until terminated. The annual fee was negotiated as part of the Business Combination to reimburse Apache for indirect costs of performing administrative corporate functions for the Company, including services for information technology, risk management, corporate planning, accounting, cash management, and others.
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

Distributions to Apache
In December 2020, the Company’s Board of Directors declared a cash dividend of $1.50 per share on the Company’s Class A Common Stock, totaling $5.6 million, which was paid to stockholders in the first quarter of 2021. This payment included a payment of approximately $0.5 million to Apache due to its 9.8 percent ownership of the Company’s Class A Common Stock. The Class A Common Stock dividend was funded by a distribution from Altus Midstream to its common unitholders of $1.50 per Common Unit, totaling $24.4 million, of which $5.6 million, as noted above, was paid to the Company to fund the cash dividend payment, and the balance of $18.8 million was paid to Apache due to its 76.9 percent ownership of outstanding Common Units. Please refer to Note 9—Equity for further information.
3.    REVENUE RECOGNITION
The following table presents a disaggregation of the Company’s revenue.

	Three Months Ended March 31,
	2021	2020

Gas gathering and compression	$4,335	$5,720
Gas processing	23,195	29,896
Transmission	3,157	4,175
NGL transmission	528	826
Other	314	150
Midstream services revenue — affiliate	31,529	40,767
Product sales — third parties	2,617	102
Total revenues	$34,146	$40,869
There have been no significant changes to the Company’s contracts with customers during the three months ended March 31, 2021 and 2020.
Payments with all contracts with customers are typically due one month after physical delivery of the product or service has been rendered. Revenue receivables from the Company’s contracts with Apache totaled $11.2 million and $11.4 million as of March 31, 2021 and December 31, 2020, respectively, as presented on the Company’s consolidated balance sheet. Sales revenue receivables from the Company’s contracts with third parties totaled $1.3 million and $1.0 million as of March 31, 2021 and December 31, 2020, respectively, as presented on the Company’s consolidated balance sheet.
In accordance with the provisions of ASC Topic 606, “Revenue from Contracts with Customers,” variable market prices for each short-term sale are allocated entirely to each performance obligation as the terms of payment relate specifically to the Company’s efforts to satisfy its obligations. As such, the Company has elected the practical expedients available under the standard to not disclose the aggregate transaction price allocated to unsatisfied, or partially unsatisfied, performance obligations as of the end of the reporting period.

4.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at carrying value, is as follows:

	March 31,	December 31,
	2021	2020

	(In thousands)
Gathering, processing and transmission systems and facilities(1)	$206,044	$204,643
Construction in progress	40	904
Other property and equipment	3,239	3,323
Total property, plant and equipment	209,323	208,870
Less: accumulated depreciation and amortization	(15,907)	(13,034)
Total property, plant and equipment, net	$193,416	$195,836
(1)Included in gathering, processing, and transmissions systems and facilities are compressors under lease to Apache totaling $10.2 million and $6.2 million, net as of March 31, 2021 and December 31, 2020, respectively.
The cost of property classified as “Construction in progress” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet available to be placed into productive service as of the respective balance sheet date.
5.    DEBT AND FINANCING COSTS
In November 2018, Altus Midstream entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream’s two, one year extension options). The agreement for this revolving credit facility, as amended (the Amended Credit Agreement), provides aggregate commitments from a syndicate of banks of $800.0 million. The aggregate commitments include a letter of credit subfacility of up to $100.0 million and a swingline loan subfacility of up to $100.0 million. Altus Midstream may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of March 31, 2021, there were $657.0 million of borrowings and a $2.0 million of letter of credit outstanding under this facility. As of December 31, 2020, there were $624.0 million of borrowings and no letters of credit were outstanding under this facility.
Altus Midstream’s revolving credit facility is unsecured and is not guaranteed by the Company, Apache, APA Corporation or any of their respective subsidiaries.
At Altus Midstream’s option, the interest rate per annum for borrowings under this facility is either a base rate, as defined, plus a margin, or the London Interbank Offered Rate (LIBOR), plus a margin. Altus Midstream also pays quarterly a facility fee at a rate per annum on total commitments. The margins and the facility fee vary based upon (i) the Leverage Ratio (as defined below) until Altus Midstream has a senior long-term debt rating and (ii) such senior long-term debt rating once it exists. The Leverage Ratio is the ratio of (1) the consolidated indebtedness of Altus Midstream and its restricted subsidiaries to (2) EBITDA (as defined in the Amended Credit Agreement) of Altus Midstream and its restricted subsidiaries for the 12-month period ending immediately before the determination date. At March 31, 2021, the base rate margin was 0.05 percent, the LIBOR margin was 1.05 percent, and the facility fee was 0.20 percent. In addition, a commission is payable quarterly to the lenders on the face amount of each outstanding letter of credit at a per annum rate equal to the LIBOR margin then in effect. Customary letter of credit fronting fees and other charges are payable to issuing banks.
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
Altus Midstream also is subject to a financial covenant under the Amended Credit Agreement, which requires it to maintain a Leverage Ratio not exceeding 5.00:1.00 at the end of any fiscal quarter, starting with the quarter ended December 31, 2019, except that during the period of up to one year following a qualified acquisition, the Leverage Ratio cannot exceed 5.50:1.00 at the end of any fiscal quarter. Unless the Leverage Ratio is less than or equal to 4.00:1.00, the Amended Credit Agreement limits distributions in respect of Altus Midstream LP’s capital to $30 million per calendar year until either (i) the consolidated net income of Altus Midstream LP and its restricted subsidiaries, as adjusted pursuant to the Amended Credit Agreement, for three consecutive calendar months equals or exceeds $350.0 million on an annualized basis or (ii) Altus Midstream LP has a specified senior long-term debt rating; in addition, before the occurrence of one of those events, the Leverage Ratio must be less than or equal to 5.00:1.00. In no event can any distribution be made that would, after giving effect to it on a pro forma basis, result in a Leverage Ratio greater than (i) 5.00:1.00 or (ii) for a specified period after a qualifying acquisition, 5.50:1.00. The Leverage Ratio as of March 31, 2021 was less than 4.00:1.00.
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
There are no clauses in the Amended Credit Agreement that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes. The Amended Credit Agreement has no drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreement allows the lenders to accelerate payment maturity and terminate lending and issuance commitments for nonpayment and other breaches, and if Altus Midstream or any of its restricted subsidiaries defaults on other indebtedness in excess of the stated threshold, is insolvent, or has any unpaid, non-appealable judgment against it for payment of money in excess of the stated threshold. Lenders may also accelerate payment maturity and terminate lending and issuance commitments if Altus Midstream undergoes a specified change in control or has specified pension plan liabilities in excess of the stated threshold. Altus Midstream was in compliance with the terms of the Amended Credit Agreement as of March 31, 2021.
Financing Costs, Net of Capitalized Interest
The following table presents the components of Altus Midstream’s financing costs, net of capitalized interest:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Interest expense	$2,306	$3,358
Amortization of deferred facility fees	292	273
Capitalized interest	—	(3,358)
Financing costs, net of capitalized interest	$2,598	$273
6.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020

	(In thousands)
Accrued taxes other than income	$3,865	$165
Accrued operations and maintenance expense	1,775	926
Accrued capital costs	576	360
Accrued incentive compensation	365	1,466
Accrued professional and consulting fees	360	421
Other	3,381	2,275
Total other current liabilities	$10,322	$5,613

7.    COMMITMENTS AND CONTINGENCIES
Accruals for loss contingencies arising from claims, assessments, litigation, environmental, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. As of March 31, 2021 and December 31, 2020, there were no accruals for loss contingencies.
Litigation
The Company is subject to governmental and regulatory controls arising in the ordinary course of business. The Company is not aware of any pending or threatened legal proceedings against it at the time of the filing of this Quarterly Report on Form 10-Q that would have a material impact on its financial position, results of operations, or liquidity.
Environmental Matters
As an owner of infrastructure assets and with rights to surface lands, the Company is subject to various local and federal laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations and subject the Company to liability for pollution damages. In some instances, Altus Midstream may be directed to suspend or cease operations. The Company maintains insurance coverage, which management believes is customary in the industry, although insurance does not fully cover against all environmental risks. Additionally, there can be no assurance that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered. The Company is not aware of any environmental claims existing as of March 31, 2021, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity.
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
At the closing of the Business Combination, the Company entered into the COMA with Apache, which includes contractual obligations for the Company to pay certain management fees to Apache over the term of the agreement. Refer to Note 2—Transactions with Affiliates for further discussion of the COMA.
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
At March 31, 2021 and December 31, 2020, there were no other material contractual obligations related to the entities included in the consolidated financial statements other than the performance of asset retirement obligations and required credit facility fees discussed in Note 5—Debt and Financing Costs.

8.    EQUITY METHOD INTERESTS
As of March 31, 2021, the Company owned the following equity method interests in Permian Basin long-haul pipeline entities. For each of the equity method interests, the Company has the ability to exercise significant influence based on certain governance provisions and its participation in the significant activities and decisions that impact the management and economic performance of the equity method interests. The table below presents the ownership percentage held by the Company for each entity:

		March 31, 2021	December 31, 2020
	Ownership	Amount	Amount

		(In thousands)
Gulf Coast Express Pipeline LLC	16.0%	$280,787	$283,530
EPIC Crude Holdings, LP	15.0%	172,592	176,640
Permian Highway Pipeline LLC	26.7%	638,723	615,186
Breviloba, LLC	33.0%	474,570	479,826
		$1,566,672	$1,555,182
As of March 31, 2021 and December 31, 2020, unamortized basis differences included in the equity method interest balances were $37.4 million and $37.7 million, respectively. These amounts represent differences in the Company’s contributions to date and the Company’s underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized basis differences will be amortized into net income over the useful lives of the underlying pipeline assets.
The following table presents the activity in the Company’s equity method interests for the three months ended March 31, 2021:

	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC
					Total

	(In thousands)
Balance at December 31, 2020	$283,530	$176,640	$615,186	$479,826	$1,555,182
Contributions	—	—	20,522	—	20,522
Distributions	(12,257)	—	(8,203)	(10,890)	(31,350)
Equity income (loss), net(1)	9,514	(4,678)	11,218	5,634	21,688
Accumulated other comprehensive income	—	630	—	—	630
Balance at March 31, 2021	$280,787	$172,592	$638,723	$474,570	$1,566,672
(1)As of March 31, 2021, the amount of consolidated earnings, net of amortization basis differences, which represents undistributed earnings, was $3.2 million from Permian Highway Pipeline LLC.
Summarized Financial Information
The following table represents aggregated selected income statement data for the Company’s equity method interests (on a 100 percent basis):

	Three Months Ended March 31,
	2021				2020
	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC

	(In thousands)
Revenues	$88,369	$33,206	$97,848	$34,529	$92,205	$40,759	$—	$42,818
Operating income (loss)	60,108	(8,384)	42,580	17,300	65,706	(5,671)	(23)	25,589
Net income (loss)	59,768	(31,039)	42,580	17,359	65,658	(13,984)	425	22,184
Other comprehensive income (loss)	—	4,197	—	—	—	(7,887)	—	—

9. EQUITY
Reverse Stock Split
On June 30, 2020, the Company effected a reverse stock split of the Company’s Class A Common Stock and Class C Common Stock by a ratio of one-for-twenty. The par value and number of authorized shares of common stock and preferred stock were not affected by the reverse stock split. A corresponding number of Altus Midstream Common Units were also restated as part of the reverse stock split. All corresponding per-share and share amounts have been retroactively restated in this Quarterly Report on Form 10-Q for all periods presented to reflect the reverse stock split.
Redeemable Noncontrolling Interest — Apache Limited Partner
In conjunction with its ownership of the Class C Common Stock, Apache owns 12,500,000 Altus Midstream Common Units, representing approximately 76.9 percent of the total Common Units issued and outstanding. The financial results of Altus Midstream and its subsidiaries are included in the Company’s consolidated financial statements as detailed in Note 1—Summary of Significant Accounting Policies, under the section titled “Principles of Consolidation.”
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
Apache’s limited partner interest associated with the Common Units issued with the Class C Common Stock is reflected as a redeemable noncontrolling interest in the Company. The redeemable noncontrolling interest is recognized at the higher of (i) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest and (ii) the maximum redemption value as of the balance sheet date. The redemption value is determined based on a 5-day volume weighted average closing price of the Class A Common Stock (5-day VWAP) as defined in the Amended LPA, a Level 1 non-recurring fair value measurement. At March 31, 2021 and December 31, 2020, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date of $662.4 million and $575.1 million, respectively .
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
Common Stock Dividend
In December 2020, the Company’s Board of Directors declared a cash dividend of $1.50 per share on the Company’s Class A Common Stock, totaling $5.6 million, which was paid to stockholders in the first quarter of 2021. This payment included a payment of approximately $0.5 million to Apache due to its 9.8 percent ownership of the Company’s Class A Common Stock. The Class A Common Stock dividend was funded by a distribution from Altus Midstream to its common unitholders of $1.50 per Common Unit. Refer to Note 2—Transactions with Affiliates for further discussion of the Common Unit distribution.

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
Measurement
The Company applies a two-step approach to measure the redeemable noncontrolling interest related to the Preferred Units, by first allocating a portion of the net income of Altus Midstream in accordance with the terms of the Amended LPA described above.
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
Activity related to the Preferred Units for the year ended December 31, 2020 and three months ended March 31, 2021 is as follows:

	Units Outstanding	Financial Position(2)

	(In thousands, except for unit data)
Redeemable noncontrolling interest — Preferred Units: at December 31, 2019	638,163	$555,599
Distribution of in-kind additional Preferred Units	22,531	—
Cash distributions paid to Preferred Unit limited partners	—	(23,124)
Allocation of Altus Midstream net income	N/A	75,906
Redeemable noncontrolling interest — Preferred Units: at December 31, 2020	660,694	608,381
Cash distributions paid to Preferred Unit limited partners	—	(11,562)
Distributions payable to Preferred Unit limited partners	—	(11,562)
Allocation of Altus Midstream net income	N/A	19,492
Redeemable noncontrolling interest — Preferred Units: at March 31, 2021	660,694	$604,749
Embedded derivative liability(1)		155,538
		$760,287
(1)Certain redemption features embedded within the terms of the Preferred Units require bifurcation and measurement at fair value. See Note 13—Fair Value Measurements for discussion of the fair value changes in the embedded derivative liability during the period.
(2)The Preferred Units are redeemable at Altus Midstream’s option at a redemption price (the Redemption Price), which as of March 31, 2021 is calculated as the greater of (i) an 11.5 percent internal rate of return and (ii) a 1.3 times multiple of invested capital. As of March 31, 2021, the Redemption Price would have been based on a 1.3 times multiple of invested capital, which was $812.5 million. This was greater than using an 11.5 percent internal rate of return, which would equate to a redemption value of $713.0 million.
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
During the three months ended March 31, 2021, the Company’s effective income tax rate was primarily impacted by a decrease in valuation allowance. During the three months ended March 31, 2020, the Company’s effective income tax rate was primarily impacted by the net operating loss carryback claim under the CARES Act and an increase in valuation allowance.
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
The Company uses the “if-converted method” to determine the potential dilutive effect of (i) an assumed exchange of outstanding Common Units of Altus Midstream (and the cancellation of a corresponding number of shares of outstanding Class C Common Stock) for shares of Class A Common Stock, (ii) an assumed exercise of the outstanding public and private warrants for shares of Class A Common Stock and (iii) an assumed exchange of the outstanding Preferred Units of Altus Midstream for shares of Class A Common Stock. The dilutive effect of any earn-out consideration payable in shares is only included in periods for which the underlying conditions for the issuance are met.
The computation of basic and diluted net income (loss) per share for the periods presented in the consolidated financial statements is shown in the table below.

	Three Months Ended March 31,
	2021			2020(1)
	Income	Shares	Per Share	Loss	Shares(2)	Per Share(2)

	(In thousands, except per share data)
Basic:
Net income (loss) attributable to Class A common shareholders	$180	3,746	$0.05	$(8,081)	3,746	$(2.16)
Effect of dilutive securities:
Redeemable noncontrolling interest — Apache limited partner	$—	—		$(35,552)	12,500
Diluted(3)(4)(5):
Net income (loss) attributable to Class A common shareholders	$180	3,746	$0.05	$(43,633)	16,246	$(2.69)
(1)This period presented has been revised to reflect the Company’s fair value change of its underlying warrants. Refer to Note 1—Summary of Significant Accounting Policies, see the section titled Revision of Previously Issued Consolidated Financial Statements for Immaterial Adjustment for further information.
(2)Share and per share amounts have been retroactively restated to reflect the Company’s reverse stock split, which was effected June 30, 2020. Refer to Note 9—Equity for further information.
(3)The effect of an assumed exchange of the outstanding Preferred Units of Altus Midstream for shares of Class A Common Stock would have been anti-dilutive for all periods presented in which the Preferred Shares were outstanding.
(4)The effect of an assumed exchange of the outstanding public and private warrants for shares of Class A Common Stock would have been anti-dilutive for all periods presented.
(5)The effect of the exchange of outstanding Common Units of Altus Midstream (and the cancellation of a corresponding number of shares of outstanding Class C Common Stock) would have been anti-dilutive for the three month period ended March 31, 2021.
Further discussion of the Preferred Units and associated embedded features can be found in Note 10—Series A Cumulative Redeemable Preferred Units and Note 13—Fair Value Measurements, respectively. Earn-out consideration granting Apache the right to receive additional shares of Class A Common Stock is not included in the earnings per share calculation above, as the conditions for issuance were not satisfied as of March 31, 2021.

13. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of: cash and cash equivalents; revenue receivables; accounts receivable; accounts receivable from/payable to Apache; dividends and distributions payable; the Company’s private and public warrants and an embedded derivative liability related to the issuance of Preferred Units.
The Company bifurcated and recognized the embedded derivative associated with the Preferred Units related to the exchange option provided to the Preferred Unit holders under the terms of the Amended LPA. The valuation of the embedded derivative (using an income approach) was based on a range of factors, including expected future interest rates using the Black-Karasinski model, the Company’s imputed interest rate, interest rate volatility, the expected timing of periodic cash distributions, the estimated timing for the potential exercise of the exchange option, and anticipated dividend yields of the Preferred Units. The Company recorded an unrealized loss of $16.5 million and $62.0 million for the three months ended March 31, 2021 and 2020, respectively, which are recorded in “Unrealized derivative instrument loss” in the statement of consolidated operations. Altus has classified these recurring fair value measurements as Level 3 in the fair value hierarchy.
As of the March 31, 2021 valuation date, the Company used the forward B-rated Energy Bond Yield curve to develop the following key unobservable inputs used to value this embedded derivative:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at March 31, 2021	Valuation Technique	Significant Unobservable Inputs	Range/Value

	(In thousands)
Preferred Units Embedded Derivative	$155,538	Option Model	Altus Midstream Company’s Imputed Interest Rate	7.15-12.51%
			Interest Rate Volatility	38.75%
A one percent increase in the imputed interest rate assumption would significantly increase the value of the embedded derivative liability at March 31, 2021, while a one percent decrease would lead to a similar decrease in value as of March 31, 2021. The assumed expected timing until exercise of the exchange option at March 31, 2021 was 5.20 years.
The Company has additional embedded derivatives in the Preferred Units related to the exchange option and redemption features that are accounted for separately from the Preferred Units. Level 3 valuations of the embedded derivatives are based on a range of factors, including the likelihood of the event occurring, and these factors are assessed quarterly. There was no value associated with these additional identified embedded derivatives for any applicable period presented.
The carrying value of the Company’s public warrants are recorded at fair value based on quoted market prices, a Level 1 fair value measurement. The carrying value of the Company’s private warrants are recorded at fair value determined using an option pricing model, a Level 3 fair value measurement, which is calculated based on key assumptions related to expected volatility of the Company’s common stock, an expected dividend yield, the remaining term of the warrants outstanding and the risk-free rate based on the U.S. Treasury yield curve in effect at the time of the valuation. These assumptions are estimated utilizing historical trends of the Company’s common stock, public warrants and other factors. The Company has recorded a liability of $1.5 million and $0.9 million as of March 31, 2021 and December 31, 2020, respectively, in “Other noncurrent liabilities” included in its consolidated balance sheet and approximately $0.7 million of expense and $1.9 million of income reflected as “Total other income (loss)” in its statement of consolidated operations related to the fair value changes of the underlying warrants in the first quarters of 2021 and 2020, respectively.
The carrying amounts reported on the consolidated balance sheet for the Company’s remaining financial assets and liabilities approximate fair value due to their short-term nature. The carrying amount of Altus Midstream’s revolving credit facility approximates fair value because the interest rate is variable and reflective of market rates. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three months ended March 31, 2021 or year ended December 31, 2020.

14.    SUBSEQUENT EVENTS
Common Stock Dividend
On May 4, 2021, the Company’s Board of Directors declared a cash dividend of $1.50 per share on the Company’s Class A Common Stock, totaling $5.6 million, to be paid on June 30, 2021, to stockholders of record as of the close of business on May 28, 2021. The common stock dividend will be funded by a distribution from Altus Midstream to its common unitholders of $1.50 per Common Unit, totaling $24.4 million, of which $5.6 million is payable to the Company and the balance is payable to Apache.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with the Company’s consolidated financial statements and accompanying notes included under Part I, Item 1, “Consolidated Financial Statements” of this Quarterly Report on Form 10-Q, as well as the Company’s consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (Form 10-K). Capitalized terms used but not defined herein shall have the meaning ascribed to such terms in the Form 10-K.
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
The Company has no independent operations or material assets outside its ownership interest in Altus Midstream, which is reported on a consolidated basis. As of March 31, 2021, Altus Midstream’s assets included approximately 182 miles of in-service natural gas gathering pipelines, approximately 46 miles of residue gas pipelines with four market connections, and approximately 38 miles of NGL pipelines. Three cryogenic processing trains, each with nameplate capacity of 200 MMcf/d, were placed into service during 2019. Other assets include an NGL truck loading terminal with six Lease Automatic Custody Transfer units and eight NGL bullet tanks with 90,000 gallon capacity per tank. The Company’s existing gathering, processing, and transmission infrastructure is expected to provide capacity levels capable of fulfilling its midstream contracts to service Apache’s production from Alpine High and potential third-party customers.
As of March 31, 2021, the Company owns the following Equity Method Interest Pipelines:
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

The Company is projected to remain cash flow positive for the remainder of 2021 following the start-up of PHP in January of 2021, with minimal expected future capital requirements. As such, the Company believes it has sufficient operating cash flows and liquidity to fund its future capital expenditures and its quarterly dividend program.
The current crisis, however, is still evolving and may become more severe and complex. The ultimate impact and the extent to which the COVID-19 pandemic will continue to affect the Company’s business, results of operation, and financial condition is difficult to predict and depends on numerous evolving factors outside Altus’ control, including the duration and scope of the pandemic, new and continuing government, social, business, and other actions taken in response to the pandemic, any additional waves of the virus, the availability and ultimate efficacy of the vaccines on new variants of the virus, and the effect of the pandemic on short- and long-term general economic conditions. As a result, the COVID-19 pandemic may still materially and adversely affect Altus’ results in a manner that is either not currently known or that the Company does not currently consider to be a significant risk to its business. For additional information about the business risks relating to the COVID-19 pandemic, please refer to Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Altus Midstream Operational Metrics
The Company uses a variety of financial and operational metrics to assess the performance of its operations and growth compared to expected plan estimates. These metrics include:
•Throughput volumes and associated revenues;
•Costs and expenses; and
•Adjusted EBITDA (as defined below).
Throughput Volumes and Associated Revenues
The Company’s operating results are driven primarily by the volume of natural gas gathered, processed, compressed, and/or transmitted. For the periods presented, substantially all revenues were generated through fee-based agreements with Apache, a related party. The volumes of natural gas that Altus gathers or processes in future periods will depend on the production level of Apache’s assets in areas Altus services and any additional third-party service contracts. The Company’s assets were initially constructed to serve Apache’s anticipated development of Alpine High and its surrounding areas. As such, the amount and pace of upstream development activity by Apache will directly impact Altus’ aggregate gathering and processing volumes because the production rate of natural gas wells declines over time.
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

	Three Months Ended March 31,
	2021	2020(1)

Reconciliation of net income (loss) including noncontrolling interests to Adjusted EBITDA
Net income (loss) including noncontrolling interests	$22,489	$(25,371)
Add:
Financing costs, net of capitalized interest	2,598	273
Depreciation and accretion	4,000	3,914
Impairments	441	—
Unrealized derivative instrument loss	16,529	61,984
Equity method interests Adjusted EBITDA	39,911	23,686
Warrants valuation adjustment	664	(1,877)
Loss on sale of assets	—	188
Other	169	290
Less:
Gain on sale of assets	76	—
Interest income	1	7
Income from equity method interests, net	21,688	15,842
Income tax benefit	—	696
Adjusted EBITDA	$65,036	$46,542
(1)This period presented has been revised to reflect the Company’s fair value change of its underlying warrants. Refer to Note 1—Summary of Significant Accounting Policies, see the section titled Revision of Previously Issued Consolidated Financial Statements for Immaterial Adjustment for further information.

Results of Operations
The following table presents the Company’s results of operations for the periods presented:

	Three Months Ended March 31,
	2021	2020(1)

	(In thousands)
REVENUES:
Midstream services revenue — affiliate	$31,529	$40,767
Product sales — third parties	2,617	102
Total revenues	34,146	40,869
COSTS AND EXPENSES:
Costs of product sales	1,993	91
Operations and maintenance	7,402	10,591
General and administrative	3,455	4,178
Depreciation and accretion	4,000	3,914
Impairments	441	—
Taxes other than income	3,808	3,443
Total costs and expenses	21,099	22,217
OPERATING INCOME	13,047	18,652
Unrealized derivative instrument loss	(16,529)	(61,984)
Interest income	1	7
Income from equity method interests, net	21,688	15,842
Warrants valuation adjustment	(664)	1,877
Other	7,544	(188)
Total other income (loss)	12,040	(44,446)
Financing costs, net of capitalized interest	2,598	273
NET INCOME (LOSS) BEFORE INCOME TAXES	22,489	(26,067)
Current income tax benefit	—	(696)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	22,489	(25,371)
Net income attributable to Preferred Unit limited partners	19,492	18,262
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	2,997	(43,633)
Net income (loss) attributable to Apache limited partner	2,817	(35,552)
NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS	$180	$(8,081)
KEY PERFORMANCE METRICS:
Adjusted EBITDA(2)	$65,036	$46,542
OPERATING DATA:
Average throughput volumes of natural gas (MMcf/d)	436	577
(1)This period presented has been revised to reflect the Company’s fair value change of its underlying warrants. Refer to Note 1—Summary of Significant Accounting Policies, see the section titled Revision of Previously Issued Consolidated Financial Statements for Immaterial Adjustment for further information.
(2)Adjusted EBITDA is not defined by GAAP and should not be considered an alternative to, or more meaningful than, net income (loss), operating income (loss), net cash provided by (used in) operating activities or any other measures prepared under GAAP. For the definition and reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see the section titled Altus Midstream Operational Metrics—Adjusted EBITDA above.

Since the Company commenced operations in the second quarter of 2017, its most significant customer has been Apache. Altus Midstream is pursuing similar long-term commercial service contracts with third-parties that could be accommodated by existing capacity. Altus’ midstream service agreements with Apache contain no minimum volume commitments and as such, future results of operations may be materially impacted by Apache’s production volumes from Alpine High and Altus’ ability to contract third-party business. Refer to Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and Part I, Item 3—Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q, for further discussion.
Revenues
The following table summarizes the Company’s revenues for the periods presented:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
REVENUES:
Midstream services revenue — affiliate	$31,529	$40,767
Product sales — third parties	2,617	102
Total revenues	$34,146	$40,869
Midstream services revenue was primarily generated from fee-based midstream services provided under the terms of separate commercial midstream service agreements with Apache for the gas gathering, processing, and transmission of volumes from the dedicated area in the Alpine High field. Altus receives a per-unit fee based on the quantity of natural gas and natural gas liquid volumes that flow through its systems. During the periods presented, Altus did not own or take title to the affiliate volumes that were processed through its systems. For more details, please refer to Note 3—Revenue Recognition in the Notes to Consolidated Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q for further information.
Midstream services revenue from affiliate decreased by $9.3 million to $31.5 million for the three months ended March 31, 2021, as compared to $40.8 million for the three months ended March 31, 2020. The decrease was primarily driven by lower throughput of natural gas volumes from Apache.
Product sales revenues increased by $2.5 million to $2.6 million for the three months ended March 31, 2021, as compared to $0.1 million for the three months ended March 31, 2020. Starting in March of 2020 product sales revenues were generated from NGLs and condensates purchased and processed by Altus from a third party and subsequently sold to non-affiliated customers.

Costs and Expenses
The following table summarizes the Company’s costs and expenses for the periods presented:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Costs of product sales	$1,993	$91
Operations and maintenance	7,402	10,591
General and administrative	3,455	4,178
Depreciation and accretion	4,000	3,914
Impairments	441	—
Taxes other than income	3,808	3,443
Total costs and expenses	$21,099	$22,217
Costs of product sales
The $1.9 million increase in costs of product sales represent purchases of NGLs from a third-party starting in the first quarter of 2020, which were used to support the product sales to third parties discussed above.
Operations and maintenance
Operations and maintenance expenses decreased by approximately $3.2 million to $7.4 million for the three months ended March 31, 2021, as compared to $10.6 million for the three months ended March 31, 2020, primarily driven by increased operational efficiency as a result of transitioning from mechanical refrigeration units to the Company’s centralized Diamond cryogenic complex. Work related to this transition was still being completed in the first quarter of 2020. The transition resulted in decreases in employee-related costs, contract labor, lower chemical expenses, and lower equipment rentals. These savings are coupled with an overall decrease in Company labor from headcount reductions, partially offset by higher electricity power usage and repair and maintenance expenses.
General and administrative
G&A expense decreased by $0.7 million to $3.5 million for the three months ended March 31, 2021, as compared to $4.2 million for the three months ended March 31, 2020, primarily driven by lower professional fees, offset by higher fees paid under the COMA, which escalate on an annual basis per the terms of the agreement. Refer to Note 2—Transactions with Affiliates in the Notes to Consolidated Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q for further information.
Taxes other than income
The increase in taxes other than income was driven by changes related to ad valorem taxes, which increased by $0.3 million to $3.7 million for the three months ended March 31, 2021, as compared to $3.4 million for the three months ended March 31, 2020. The $0.3 million increase reflects adjustments in estimated tax assessments related to the completion of construction and capacity utilization of certain assets.

Other Income (Loss) and Financing Costs, Net of Capitalized Interest
The components of other income, other loss and financing costs, net of capitalized interest are presented below:

	Three Months Ended March 31,
	2021	2020(1)

	(In thousands)
Unrealized derivative instrument loss	$(16,529)	$(61,984)
Interest income	1	7
Income from equity method interests, net	21,688	15,842
Warrants valuation adjustment	(664)	1,877
Other	7,544	(188)
Total other income (loss)	$12,040	$(44,446)

Interest expense	$2,306	$3,358
Amortization of deferred facility fees	292	273
Capitalized interest	—	(3,358)
Total Financing costs, net of capitalized interest	$2,598	$273
(1)This period presented has been revised to reflect the Company’s fair value change of its underlying warrants. Refer to Note 1—Summary of Significant Accounting Policies, see the section titled Revision of Previously Issued Consolidated Financial Statements for Immaterial Adjustment for further information.
Unrealized derivative instrument loss
During the three months ended March 31, 2021, the Company recognized an unrealized derivative instrument loss of $16.5 million in relation to an embedded exchange option identified upon the issuance and sale of Series A Cumulative Redeemable Preferred Units (the Preferred Units) in the second quarter of 2019. The unrealized loss related to this embedded feature was $62.0 million for the three months ended March 31, 2020. The associated derivative liability is recorded on the consolidated balance sheet at fair value. The fair value of the embedded derivative is determined (using an income approach) by a range of factors, including expected future interest rates using the Black-Karasinski model, interest rate volatility, the Company’s imputed interest rate, the expected timing of periodic cash distributions, the estimated timing for the potential exercise of the exchange option, and anticipated dividend yields of the Preferred Units. The value of the derivative during the three months ended March 31, 2021 was primarily impacted by an increase in expected future interest rates and by the decrease in the expected timing to exercise the exchange option feature. Refer to Note 13—Fair Value Measurements within Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for further discussion.
Income from equity method interests, net
Income from equity method interests increased $5.9 million to $21.7 million for the three months ended March 31, 2021, as compared to $15.8 million for the three months ended March 31, 2020. The increase was primarily due to the Company’s 26.7 percent share of net income from the Permian Highway Pipeline being placed into service in January 2021, and was partially offset by an overall decrease in income from Equity Method Interest Pipelines, as a result of a significant winter freeze event in Texas during February 2021.
Other Income
In 2020, the Company entered into a contract with a provider to supply the Company with electrical power. If the Company does not utilize all of its fixed purchase volumes under this contract, then it will receive a credit based on a market rate for the related underutilization. In February 2021, in conjunction with increased power pricing due to the Texas freeze event and under usage of contractual electricity volumes, the Company earned an estimated credit of approximately $7.2 million. No such credit was earned in the first quarter of 2020.

Financing costs, net of capitalized interest
Financing costs incurred, net of capitalized interest, includes increases in interest expense not eligible to have interest capitalized related to balances drawn on Altus Midstream’s credit facility throughout the current quarter. Decreases to gross interest expense were primarily driven by decreases to the variable interest rate on the credit facility. For the three months ended March 31, 2020, all of the interest expense on the credit facility was eligible to have interest capitalized.
Provisions for income taxes
During the three months ended March 31, 2021, the Company recognized a current income tax benefit of nil as compared to $0.7 million for the three months ended March 31, 2020.
The Company recorded no deferred income tax expense during the three months ended March 31, 2021, and for the three months ended March 31, 2020.
Key Performance Metric—EBITDA
Net income before income taxes was $22.5 million for the three months ended March 31, 2021, an increase of $48.6 million from a net loss before income taxes of $26.1 million for the three months ended March 31, 2020. The increase in net income before income taxes was primarily driven by a $45.5 million decrease to expense related to the fair value measurement of an embedded derivative at March 31, 2021, a $7.7 million increase of other income primarily related to a power credit, a $5.9 million increase in income from the Equity Method Interest Pipelines, and a $3.2 million decrease in operations and maintenance expenses. The increases to net income were offset by a $6.7 million decrease in total revenue, a $2.3 million increase in interest expense, and a $4.6 million increase of various other costs.
Adjusted EBITDA increased by $18.5 million for the three months ended March 31, 2021 compared to the prior year period. Adjusted EBITDA, which excludes the impacts of depreciation, accretion, impairments, and the changes to the embedded derivative noted above, benefited from an incremental $10.4 million increase related to excluding depreciation and interest in the Company’s proportionate share of EBITDA from its Equity Method Interest Pipelines.
For additional information, see the section titled Altus Midstream Operational Metrics—Adjusted EBITDA above.
Capital Resources and Liquidity
The Company’s primary use of capital since inception has been for the initial construction of gathering and processing assets, as well as the acquisition of the Equity Method Interest Pipelines and associated subsequent construction costs. For 2021, the Company’s primary capital spending requirements are anticipated to be related to equity contributions associated with its proportionate share of remaining construction, commissioning, and maintenance costs relating to the Equity Method Interest Pipelines, and the Company’s payment of a quarterly cash dividend on its Class A common stock as may be declared by its Board of Directors.
During the three months ended March 31, 2021, the Company’s primary sources of cash were distributions from the Equity Method Interest Pipelines, borrowings under the revolving credit facility, and cash generated from operations. Based on Altus’ current financial plan and related assumptions, the Company believes that cash from operations, a reduced capital program for its midstream infrastructure, and distributions from the Equity Method Interest Pipelines will generate cash flows in excess of capital expenditures and the amount required to fund the Company’s planned quarterly dividend during 2021.
Given recent crude oil price volatility and uncertain economic activity resulting from the COVID-19 pandemic and related governmental actions, the Company continues to monitor expected natural gas throughput volumes from Apache and capacity utilization of the Equity Method Interest Pipelines. Projections for 2021 remain dynamic. Altus' results, including projections related to capital resources and liquidity, could be materially affected by the continuing COVID-19 pandemic.
Altus Midstream Capital Requirements
During the three months ended March 31, 2021 and 2020, capital spending for midstream infrastructure assets totaled $1.3 million and $19.1 million, respectively. Management believes its existing gathering, processing, and transmission infrastructure capacity is capable of fulfilling its midstream contracts to service Apache’s production from Alpine High and any third-party customers. As such, the Company expects remaining capital requirements for its existing infrastructure assets during 2021 to be minimal.

Additionally, during the three months ended March 31, 2021 and 2020, the Company made cash contributions totaling $20.5 million and $82.8 million, respectively, to the Equity Method Interest Pipelines, which includes the following equity interest ownership stakes:
•a 16.0 percent interest in GCX;
•a 15.0 percent interest in EPIC;
•an approximate 26.7 percent interest in PHP; and
•a 33.0 percent interest in Shin Oak.
The Company estimates it will incur approximately $10 million of additional capital contributions during the remainder of 2021 for its equity interest associated with construction on these joint venture pipelines. The Company anticipates its existing capital resources will be sufficient to fund the Company’s future capital expenditures for the Equity Method Interest Pipelines and the Company’ existing infrastructure assets. For further information on the Equity Method Interest Pipelines, refer to Note 8—Equity Method Interests in the Notes to Consolidated Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q.
Altus Midstream Class A Common Stock Dividend and Common Units Distributions
In the first quarter of 2021, the Company paid $24.4 million related to its quarterly dividend program. For more information please refer to Note 2—Transactions with Affiliates and Note 9—Equity in the Notes to Consolidated Financial Statements set forth in Part I, of this Quarterly Report on Form 10-Q.
On May 4, 2021, the Company’s Board of Directors declared a cash dividend of $1.50 per share on the Company’s Class A Common Stock, totaling $5.6 million, to be paid on June 30, 2021, to stockholders of record as of the close of business on May 28, 2021. The Class A Common Stock dividend will be funded by a distribution from Altus Midstream to its common unitholders of $1.50 per Common Unit, totaling $24.4 million, of which $5.6 million is payable to the Company and the balance is payable to Apache.
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
The Preferred Units entitle the holders thereof to receive quarterly distributions at a rate of 7 percent per annum, commencing with the quarter ended June 30, 2019. The rate increases to 10 percent per annum after the fifth anniversary of Closing and upon the occurrence of specified events. For any quarter ending on or prior to December 31, 2020, Altus Midstream could elect to pay distributions in-kind and did so in respect of quarters ended on and before March 31, 2020. For further information on the Preferred Units, refer to Note 10—Series A Cumulative Redeemable Preferred Units in the Notes to Consolidated Financial Statements set forth in Part I, of this Quarterly Report on Form 10-Q.

Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented.

	For the Three Months Ended March 31,
	2021	2020

	(In thousands)
Sources of cash and cash equivalents:
Proceeds from revolving credit facility	$33,000	$72,000
Proceeds from sale of assets	1,090	6,096
Capital distributions from equity method interests	7,540	1,552
Net cash provided by operating activities	43,272	51,538
Total Sources of Cash and Cash Equivalents	84,902	131,186
Uses of cash and cash equivalents:
Capital expenditures(1)	(1,330)	(19,096)
Distributions paid to Preferred Unit limited partners	(11,562)	—
Distributions paid to Apache limited partner	(18,750)	—
Dividends paid	(5,620)	—
Contributions to equity method interests	(20,522)	(82,827)
Finance lease payments	—	(11,789)
Deferred facility fees	—	(816)
Capitalized interest paid	—	(3,340)
Total Uses of Cash and Cash Equivalents	(57,784)	(117,868)
Increase in cash and cash equivalents	$27,118	$13,318
(1)The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this document, which include accruals.
Liquidity
The following table presents a summary of the Company’s key financial indicators at the dates presented:

	March 31, 2021	December 31, 2020

	(In thousands)
Cash and cash equivalents	$51,306	$24,188
Total debt	657,000	624,000
Available committed borrowing capacity	141,000	176,000
Cash and cash equivalents
As of March 31, 2021 and December 31, 2020, the Company had $51.3 million and $24.2 million, respectively, in cash and cash equivalents. The majority of the cash is invested in highly liquid, investment-grade instruments with maturities of three months or less at the time of purchase.

Total Debt and Available credit facilities
In November 2018, Altus Midstream entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream’s two, one-year extension options). The agreement for this revolving credit facility, as amended (the Amended Credit Agreement), provides aggregate commitments from a syndicate of banks of $800.0 million. The aggregate commitments include a letter of credit subfacility of up to $100.0 million and a swingline loan subfacility of up to $100.0 million. Altus Midstream may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of March 31, 2021, there were $657.0 million of borrowings and a $2.0 million of letter of credit outstanding under this facility. As of December 31, 2020, there were $624.0 million of borrowings and no letters of credit were outstanding under this facility.
Altus Midstream’s revolving credit facility is unsecured and is not guaranteed by the Company, Apache, APA Corporation or any of their respective subsidiaries.
At Altus Midstream’s option, the interest rate per annum for borrowings under this amended credit facility is either a base rate, as defined, plus a margin, or the London Interbank Offered Rate (LIBOR), plus a margin. Altus Midstream also pays quarterly a facility fee at a rate per annum on total commitments. The margins and the facility fee vary based upon (i) the Leverage Ratio (as defined below) until Altus Midstream has a senior long-term debt rating and (ii) such senior long-term debt rating once it exists. The Leverage Ratio is the ratio of (1) the consolidated indebtedness of Altus Midstream and its restricted subsidiaries to (2) EBITDA (as defined in the Amended Credit Agreement) of Altus Midstream and its restricted subsidiaries for the 12-month period ending immediately before the determination date. At March 31, 2021, the base rate margin was 0.05 percent, the LIBOR margin was 1.05 percent, and the facility fee was 0.20 percent. In addition a commission is payable quarterly to the lenders on the face amount of each outstanding letter of credit at a per annum rate equal to the LIBOR margin then in effect. Customary letter of credit fronting fees and other charges are payable to issuing banks.
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
Altus Midstream also is subject to a financial covenant under the Amended Credit Agreement, which requires it to maintain a Leverage Ratio not exceeding 5.00:1.00 at the end of any fiscal quarter, starting with the quarter ended December 31, 2019, except that during the period of up to one year following a qualified acquisition, the Leverage Ratio cannot exceed 5.50:1.00 at the end of any fiscal quarter. Unless the Leverage Ratio is less than or equal to 4.00:1.00, the Amended Credit Agreement limits distributions in respect of Altus Midstream LP’s capital to $30 million per calendar year until either (i) the consolidated net income of Altus Midstream LP and its restricted subsidiaries, as adjusted pursuant to the Amended Credit Agreement, for three consecutive calendar months equals or exceeds $350.0 million on an annualized basis or (ii) Altus Midstream LP has a specified senior long-term debt rating; in addition, before the occurrence of one of those two events, the Leverage Ratio must be less than or equal to 5.00:1.00. In no event can any distribution be made that would, after giving effect to it on a pro forma basis, result in a Leverage Ratio greater than (i) 5.00:1.00 or (ii) for a specified period after a qualifying acquisition, 5.50:1.00. The Leverage Ratio as of March 31, 2021 was less than 4.00:1.00.
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
There are no clauses in the Amended Credit Agreement that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes. The Amended Credit Agreement has no drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreement allows the lenders to accelerate payment maturity and terminate lending and issuance commitments for nonpayment and other breaches, and if Altus Midstream or any of its restricted subsidiaries defaults on other indebtedness in excess of the stated threshold, is insolvent, or has any unpaid, non-appealable judgment against it for payment of money in excess of the stated threshold. Lenders may also accelerate payment maturity and terminate lending and issuance commitments if Altus Midstream undergoes a specified change in control or has specified pension plan liabilities in excess of the stated threshold. Altus Midstream was in compliance with the terms of the Amended Credit Agreement as of March 31, 2021.

There is no assurance that the financial condition of banks with lending commitments to Altus Midstream will not deteriorate. Altus closely monitors the ratings of the banks in the Company’s bank group. Having a large bank group allows the Company to mitigate the potential impact of any bank’s failure to honor its lending commitment.
Off-Balance Sheet Arrangements
Other than the arrangements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, the Company has not entered into any transactions, agreements, or other contractual arrangements with unconsolidated entities that are reasonably likely to materially affect the Company’s liquidity or capital resource positions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosure About Market Risk
The Company is exposed to various market risks, including the effects of adverse changes in commodity prices and credit risk as described below. The Company continually monitors its market risk exposure, including the impact and developments related to the COVID-19 pandemic, which introduced significant volatility and uncertainties in the financial markets during 2020 and 2021.
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
Interest Rate Risk
At March 31, 2021, Altus Midstream had $657.0 million of proceeds drawn on its revolving credit facility. The interest rate for the facility is variable, which exposes the Company to the risk of increased interest expense in the event of increases to short-term interest rates. If interest rates increased by 1.0 percent, the Company’s annual consolidated interest expense would have increased by approximately $1.6 million for the quarter ended March 31, 2021. Accordingly, results of operations, cash flows, financial condition, and the ability to make cash distributions could be adversely affected by significant increases in interest rates. Altus currently has no interest rate derivative instruments outstanding, but the Company continues to monitor its interest rate exposure and may enter into interest rate derivative instruments in the future if it determines that it is necessary to invest in such instruments in order to mitigate its interest rate risk.
Credit Risk
The Company is subject to credit risk resulting from nonpayment or nonperformance by, or the insolvency or liquidation of, Apache or third-party customers. Any increase in the nonpayment and nonperformance by, or the insolvency or liquidation of, the Company’s customers could adversely affect the Company’s results of operations.

ITEM 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and the Company’s Chief Financial Officer and Treasurer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation and as of the date of that evaluation, these officers concluded that there was a material weakness in the Company’s disclosure controls and procedures, in connection with the immaterial revision discussed in Note 1—Summary of Significant Accounting Policies—Revision of Previously Issued Consolidated Financial Statements for Immaterial Adjustment within Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The Company identified a material weakness in its controls over the accounting for the public and private warrants outstanding at the time of the Business Combination. The Company’s controls to evaluate the accounting for complex financial instruments, such as the warrants, did not operate effectively to appropriately apply the provisions of ASC 815-40. This material weakness resulted in an immaterial error in the Company’s accounting for the warrants as more fully described in Note 1—Summary of Significant Accounting Policies—Revision of Previously Issued Consolidated Financial Statements for Immaterial Adjustment within Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q. Based on the Company’s assessment, management now concludes that, as of March 31, 2021, its internal control over financial reporting was not effective.
To remediate the material weakness in the Company’s internal control over financial reporting, the Company implemented additional review procedures, additional training, and enhancements to the accounting policy related to the accounting for equity and liability instruments (including those with warrants) to determine proper accounting in accordance with GAAP.
The Company’s remediation plan has been implemented. The material weakness cannot be considered remediated until the controls operate for a sufficient period and management has concluded, through testing, that its internal controls are operating effectively. While management believes that the remedial efforts will resolve the identified material weakness, there is no assurance that management’s remedial efforts conducted to date will be sufficient or that additional remedial actions will not be necessary.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For further information regarding legal proceedings, refer to Note 7—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
Please refer to Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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

3.3	–	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed on March 7, 2017, SEC File No. 333-216514).
31.1*	–	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	–	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	–	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.
101*	–	The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income (Loss), (iii) Consolidated Balance Sheet, (iv) Statement of Consolidated Cash Flows, (v) Statement of Consolidated Changes in Equity and Noncontrolling Interests and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
101.SCH*	–	Inline XBRL Taxonomy Schema Document.
101.CAL*	–	Inline XBRL Calculation Linkbase Document.
101.DEF*	–	Inline XBRL Definition Linkbase Document.
101.LAB*	–	Inline XBRL Label Linkbase Document.
101.PRE*	–	Inline XBRL Presentation Linkbase Document.
104*	–	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

ALTUS MIDSTREAM COMPANY

Dated:	May 10, 2021	/s/ Ben C. Rodgers
Ben C. Rodgers
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated:	May 10, 2021	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)