Form 10-Q
period 2021-06-30
Altus Midstream Co
filed 2021-08-05
CIK 1692787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s Class A common stock, par value $0.0001 per share issued and outstanding as of July 31, 2021	3,746,460
Number of shares of registrant’s Class C common stock, par value $0.0001 per share issued and outstanding as of July 31, 2021	12,500,000

i

FORWARD-LOOKING STATEMENTS AND RISK
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the Company’s examination of historical operating trends, production and growth forecasts of Apache Corporation’s Alpine High field development and other data in the Company’s possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “might,” “outlook,” “possibly,” “potential,” “prospect,” “should,” “would,” or similar terminology, but the absence of these words does not mean that a statement is not forward looking. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable under the circumstances, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, its assumptions about:
•the scope, duration, and reoccurrence of any epidemics or pandemics (including, specifically the coronavirus disease 2019 (COVID-19) pandemic and any related variants) and the actions taken by third parties, including, but not limited to, governmental authorities, customers, contractors, and suppliers, in response to such epidemics or pandemics;
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
•other risks and uncertainties disclosed in the Company’s second-quarter 2021 earnings release;
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020(1)	2021	2020(1)

	(In thousands, except per share data)
REVENUES:
Midstream services revenue — affiliate (Note 2)	$32,467	$31,616	$63,996	$72,383
Product sales — third parties	3,126	—	5,743	—
Total revenues	35,593	31,616	69,739	72,383
COSTS AND EXPENSES:
Costs of product sales	3,351	—	5,344	—
Operations and maintenance(2)	7,340	9,508	14,742	20,099
General and administrative(3)	3,475	2,988	6,930	7,166
Depreciation and accretion	4,009	4,062	8,009	7,976
Impairments	—	—	441	—
Taxes other than income	3,812	3,347	7,620	6,790
Total costs and expenses	21,987	19,905	43,086	42,031
OPERATING INCOME	13,606	11,711	26,653	30,352
Unrealized derivative instrument gain (loss)	31,006	(10,585)	14,477	(72,569)
Interest income	1	2	2	9
Income from equity method interests, net	28,466	15,712	50,154	31,554
Warrants valuation adjustment	222	(417)	(442)	1,460
Other	3,155	(97)	10,699	(274)
Total other income (loss)	62,850	4,615	74,890	(39,820)
Financing costs, net of capitalized interest	2,615	292	5,213	565
NET INCOME (LOSS) BEFORE INCOME TAXES	73,841	16,034	96,330	(10,033)
Current income tax benefit	—	—	—	(696)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	73,841	16,034	96,330	(9,337)
Net income attributable to Preferred Unit limited partners	24,004	18,764	43,496	37,026
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	49,837	(2,730)	52,834	(46,363)
Net income (loss) attributable to Apache limited partner	38,174	(1,779)	40,991	(37,331)
NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS	$11,663	$(951)	$11,843	$(9,032)

NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS, PER SHARE
Basic	$3.11	$(0.25)	$3.16	$(2.41)
Diluted	$1.31	$(0.25)	$2.50	$(2.85)
WEIGHTED AVERAGE SHARES
Basic	3,746	3,746	3,746	3,746
Diluted	32,588	3,746	20,088	16,246
(1)This period presented has been revised to reflect the Company’s fair value change of its underlying warrants. Refer to Note 1—Summary of Significant Accounting Policies, see the section titled Revision of Previously Issued Consolidated Financial Statements for Immaterial Adjustment for further information.
(2)Includes amounts of $1.5 million and $1.3 million associated with related parties for the three months ended June 30, 2021 and 2020, respectively, and $2.3 million and $2.8 million for the six months ended June 30, 2021 and 2020, respectively. Refer to Note 2—Transactions with Affiliates.
(3)Includes amounts of $2.3 million and $1.6 million associated with related parties for the three months ended June 30, 2021 and 2020, respectively, and $4.6 million and $3.6 million associated with related parties for the six months ended June 30, 2021 and 2020, respectively. Refer to Note 2—Transactions with Affiliates.

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020(1)	2021	2020(1)

	(In thousands)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	$73,841	$16,034	$96,330	$(9,337)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Share of equity method interests other comprehensive income (loss)	—	390	630	(794)
COMPREHENSIVE INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	73,841	16,424	96,960	(10,131)
Comprehensive income attributable to Preferred Unit limited partners	24,004	18,764	43,496	37,026
Comprehensive income (loss) attributable to Apache limited partner	38,174	(1,479)	41,476	(37,942)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS	$11,663	$(861)	$11,988	$(9,215)
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

ALTUS MIDSTREAM COMPANY
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2021	2020(1)

	(In thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,092	$24,188
Accounts receivable	1,956	1,033
Accounts receivable from Apache Corporation (Note 1)	797	446
Revenue receivables (Note 3)	10,964	11,378
Inventories	3,440	3,597
Prepaid assets and other	5,957	2,127
	98,206	42,769
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	209,650	208,870
Less: Accumulated depreciation and accretion	(18,858)	(13,034)
	190,792	195,836
OTHER ASSETS:
Equity method interests	1,554,385	1,555,182
Deferred charges and other	10,271	5,843
	1,564,656	1,561,025
Total assets	$1,853,654	$1,799,630

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY
CURRENT LIABILITIES:
Distributions payable to Preferred Unit limited partners	$11,562	$—
Dividends payable	—	5,620
Distributions payable to Apache Corporation	—	18,750
Other current liabilities (Note 6)	13,582	5,613
	25,144	29,983
LONG-TERM DEBT	657,000	624,000
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Asset retirement obligation	66,157	64,062
Embedded derivative	124,532	139,009
Other noncurrent liabilities	6,765	6,424
	197,454	209,495
Total liabilities	879,598	863,478

COMMITMENTS AND CONTINGENCIES (Note 7)

Redeemable noncontrolling interest — Apache limited partner	863,063	575,125
Redeemable noncontrolling interest — Preferred Unit limited partners	617,191	608,381

EQUITY:
Class A Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 3,746,460 shares issued and outstanding at June 30, 2021 and December 31, 2020	1	1
Class C Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 12,500,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	1	1
Additional paid-in capital	—	122,222
Accumulated deficit	(506,200)	(369,433)
Accumulated other comprehensive loss	—	(145)
	(506,198)	(247,354)
Total liabilities, noncontrolling interests, and equity	$1,853,654	$1,799,630
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

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020(1)

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interests	$96,330	$(9,337)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized derivative instrument (gain) loss	(14,477)	72,569
Depreciation and accretion	8,009	7,976
Income from equity method interests, net	(50,154)	(31,554)
Distributions from equity method interests	62,091	37,536
Impairments	441	—
Power credit, net	(7,609)	—
Warrants valuation adjustment	442	(1,460)
Other	307	489
Changes in operating assets and liabilities:
Decrease in inventories	157	256
Increase in prepaid assets and other	(689)	(541)
Increase in accounts receivable	(923)	(101)
Decrease in revenue receivables (Note 2)	414	1,889
Decrease in account receivables from/payable to affiliate	551	1,301
Increase in accrued expenses	7,895	6,392
Increase (decrease) in deferred charges, deferred credits, and other noncurrent liabilities	(1,730)	1,382
NET CASH PROVIDED BY OPERATING ACTIVITIES	101,055	86,797

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,447)	(26,520)
Proceeds from sale of assets	1,669	6,773
Contributions to equity method interests	(24,155)	(154,386)
Distributions from equity method interests	13,645	4,211
Capitalized interest paid	—	(5,373)
NET CASH USED IN INVESTING ACTIVITIES	(11,288)	(175,295)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to Preferred Unit limited partners	(23,124)	—
Distributions paid to Apache limited partner	(37,500)	—
Dividends paid	(11,239)	—
Proceeds from revolving credit facility	33,000	97,000
Finance lease	—	(11,789)
Deferred facility fees	—	(816)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(38,863)	84,395

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50,904	(4,103)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	24,188	5,983
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$75,092	$1,880
SUPPLEMENTAL CASH FLOW DATA:
Accrued capital expenditures(2)	$—	$1,409
Interest paid, net of capitalized interest	4,643	—
Cash received for income tax refunds	—	696
(1)This period presented has been revised to reflect the Company’s fair value change of its underlying warrants. Refer to Note 1—Summary of Significant Accounting Policies, see the section titled Revision of Previously Issued Consolidated Financial Statements for Immaterial Adjustment for further information.
(2)Includes $0.7 million due to Apache for the six months ended June 30, 2020, pursuant to the terms of the COMA (as defined herein). Refer to Note 2—Transactions with Affiliates for more information.

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Redeemable Noncontrolling Interest — Preferred Unit Limited Partners(2)	Redeemable Noncontrolling Interest — Apache Limited Partner	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
			Shares(3)	Amount	Shares(3)	Amount

	(In thousands)		(In thousands)

For the Quarter Ended June 30, 2020(1)
Balance at March 31, 2020 (Revised)	$573,861	$230,827	3,746	$1	12,500	$1	$451,037	$(380,305)	$(539)	$70,195
Net income (loss)	18,764	(1,779)	—	—	—	—	—	(951)	—	(951)
Accumulated other comprehensive income	—	300	—	—	—	—	—	—	90	90
Balance at June 30, 2020 (Revised)	$592,625	$229,348	3,746	$1	12,500	$1	$451,037	$(381,256)	$(449)	$69,334

For the Quarter Ended June 30, 2021
Balance at March 31, 2021	$604,749	$662,432	3,746	$1	12,500	$1	$38,217	$(369,253)	$—	$(331,034)
Distributions payable to Preferred Unit limited partners	(11,562)	—	—	—	—	—	—	—	—	—
Distributions to Apache limited partner	—	(18,750)	—	—	—	—	—	—	—	—
Common Dividends ($1.50 per share)	—	—	—	—	—	—	(5,620)	—	—	(5,620)
Net income	24,004	38,174	—	—	—	—	—	11,663	—	11,663
Change in redemption value of noncontrolling interests	—	181,207	—	—	—	—	(32,597)	(148,610)	—	(181,207)
Balance at June 30, 2021	$617,191	$863,063	3,746	$1	12,500	$1	$—	$(506,200)	$—	$(506,198)
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

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS — (Continued)
(Unaudited)

	Redeemable Noncontrolling Interest — Preferred Unit Limited Partners(2)	Redeemable Noncontrolling Interest — Apache Limited Partner	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
			Shares(3)	Amount	Shares(3)	Amount

	(In thousands)		(In thousands)

For the Six Months Ended June 30, 2020(1)
Balance at December 31, 2019 (Revised)	$555,599	$701,000	3,746	$1	12,500	$1	$17,327	$(372,224)	$(266)	$(355,161)
Net income (loss)	37,026	(37,331)	—	—	—	—	—	(9,032)	—	(9,032)
Change in redemption value of noncontrolling interests	—	(433,710)	—	—	—	—	433,710	—	—	433,710
Accumulated other comprehensive loss	—	(611)	—	—	—	—	—	—	(183)	(183)
Balance at June 30, 2020 (Revised)	$592,625	$229,348	3,746	$1	12,500	$1	$451,037	$(381,256)	$(449)	$69,334

For the Six Months Ended June 30, 2021
Balance at December 31, 2020 (Revised)	$608,381	$575,125	3,746	$1	12,500	$1	$122,222	$(369,433)	$(145)	$(247,354)
Distributions paid to Preferred Unit limited partners	(23,124)	—	—	—	—	—	—	—	—	—
Distributions payable to Preferred Unit limited partners	(11,562)	—	—	—	—	—	—	—	—	—
Distributions to Apache limited partner	—	(18,750)	—	—	—	—	—	—	—	—
Common Dividends ($1.50 per share)	—	—	—	—	—	—	(5,620)	—	—	(5,620)
Net income	43,496	40,991	—	—	—	—	—	11,843	—	11,843
Change in redemption value of noncontrolling interests	—	265,212	—	—	—	—	(116,602)	(148,610)	—	(265,212)
Accumulated other comprehensive income	—	485	—	—	—	—	—	—	145	145
Balance at June 30, 2021	$617,191	$863,063	3,746	$1	12,500	$1	$—	$(506,200)	$—	$(506,198)
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
On April 12, 2021, the SEC Staff issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (SPACs) (the SEC Staff Statement). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to the Company’s public and private warrants outstanding at the time of the Business Combination. The SEC determined that certain features of warrants issued in SPAC transactions common across many entities, such as those outstanding for the Company, should be recorded as a derivative liability under ASC 815 “Derivatives and Hedges” with any changes in fair value being recorded as a gain or loss in the Company’s Statement of Consolidated Operations. The Company has historically accounted for its warrants as equity, with no change in fair value being recorded in the applicable period. The Company has concluded that the previous accounting policy to account for its warrants as equity rather than as a liability was an immaterial error. The Company has corrected this immaterial error by revising its consolidated financial statements as of and for the year ended December 31, 2020 and as of and for the three and six months ended June 30, 2020 and related notes included herein to include the effect of accounting for the warrants as a liability from the date of the Business Combination. Note 12—Net Income (Loss) Per Share and Note 13—Fair Value Measurements have also been updated to reflect this revision. In addition, management has also corrected previously identified immaterial errors related to income from its equity method interests unrelated to the SEC Staff Statement.
The impacts of this adjustment in fiscal year 2020, as presented in the accompanying financial statements, are as follows:
Statement of Consolidated Operations:

	Three Months Ended June 30, 2020
	As Reported	Change(1)	As Revised

	(In thousands)
Income from equity method interests, net	$16,923	$(1,211)	$15,712
Warrants valuation adjustment	—	(417)	(417)
Total other income (loss)	6,243	(1,628)	4,615
Net income (loss) before income taxes	17,662	(1,628)	16,034
Net income (loss) including noncontrolling interests	17,662	(1,628)	16,034
Net income (loss) attributable to common shareholders	(1,102)	(1,628)	(2,730)
Net income (loss) attributable to Apache limited partner	(847)	(932)	(1,779)
Net income (loss) attributable to Class A common shareholders	(255)	(696)	(951)

Net Income (Loss) Attributable To Class A Common Shareholders, Per Share
Basic	$(0.07)	$(0.18)	$(0.25)
Diluted	$(0.07)	$(0.18)	$(0.25)

	Six Months Ended June 30, 2020
	As Reported	Change(1)	As Revised

	(In thousands)
Income from equity method interests, net	$33,221	$(1,667)	$31,554
Warrants valuation adjustment	—	1,460	1,460
Total other income (loss)	(39,613)	(207)	(39,820)
Net income (loss) before income taxes	(9,826)	(207)	(10,033)
Net income (loss) including noncontrolling interests	(9,130)	(207)	(9,337)
Net income (loss) attributable to common shareholders	(46,156)	(207)	(46,363)
Net income (loss) attributable to Apache limited partner	(36,048)	(1,283)	(37,331)
Net income (loss) attributable to Class A common shareholders	(10,108)	1,076	(9,032)

Net Income (Loss) Attributable To Class A Common Shareholders, Per Share
Basic	$(2.70)	$0.29	$(2.41)
Diluted	$(2.84)	$(0.01)	$(2.85)
(1)All changes related to Income from equity method interests, net above relate to an immaterial prior period adjustment unrelated to the SEC Staff Statement.
Statement of Consolidated Comprehensive Income (Loss):

	Three Months Ended June 30, 2020
	As Reported	Change(1)	As Revised

	(In thousands)
Net income (loss) including noncontrolling interests	$17,662	$(1,628)	$16,034
Comprehensive income (loss) including noncontrolling interests	18,052	(1,628)	16,424
Comprehensive income (loss) attributable to Apache limited partner	(547)	(932)	(1,479)
Comprehensive income (loss) attributable to Class A Common Shareholders	(165)	(696)	(861)

	Six Months Ended June 30, 2020
	As Reported	Change(1)	As Revised

	(In thousands)
Net income (loss) including noncontrolling interests	$(9,130)	$(207)	$(9,337)
Comprehensive income (loss) including noncontrolling interests	(9,924)	(207)	(10,131)
Comprehensive income (loss) attributable to Apache limited partner	(36,659)	(1,283)	(37,942)
Comprehensive income (loss) attributable to Class A Common Shareholders	(10,291)	1,076	(9,215)
(1)All changes related to Income from equity method interests, net relate to an immaterial prior period adjustment unrelated to the SEC Staff Statement.

Consolidated Balance Sheet:

	December 31, 2020
	As Reported	Change	As Revised

	(In thousands)
Other non-current liabilities	$5,539	$885	$6,424
Total liabilities	862,593	885	863,478
Additional paid-in capital	144,716	(22,494)	122,222
Accumulated equity (deficit)	(391,042)	21,609	(369,433)
Statement of Consolidated Cash Flows:

	Six Months Ended June 30, 2020
	As Reported	Change(1)	As Revised

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interests	$(9,130)	$(207)	$(9,337)
Income from equity method interests, net	(33,221)	1,667	(31,554)
Warrants valuation adjustment	—	(1,460)	(1,460)
Net Cash Provided by Operating Activities	86,797	—	86,797
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

Other Income
In 2020, the Company entered into a contract with a provider to supply the Company with electrical power. If the Company does not utilize all of its fixed purchase volumes under this contract, then it will receive a credit based on a market rate for the related underutilization. In conjunction with increased power pricing due to the Texas freeze event and underutilization of contractual electricity volumes, the Company recognized an estimated credit of approximately $2.5 million for the three months ended June 30, 2021 with a total credit of approximately $9.7 million being recognized for the six months ended June 30, 2021. These amounts are recorded on the statement of consolidated operations in “Other income.” The related power credit will offset the Company’s future monthly power payments and is recorded in “Prepaid assets and other” for the current portion and “Deferred charges and other” for the long-term portion on the consolidated balance sheet. No credits were recorded for the three and six months ended June 30, 2020. The Company has no remaining performance obligations related to these credits as of June 30, 2021.
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
Cost and Expenses
The Company has no employees and receives certain operational, maintenance, and management services from Apache under the COMA. Under the COMA, the Company incurred operations and maintenance expenses of $1.5 million and $1.3 million for the three months ended June 30, 2021 and 2020, respectively, and $2.3 million and $2.8 million for the six months ended June 30, 2021 and 2020, respectively. The Company incurred general and administrative expenses from affiliates of $2.3 million and $1.6 million for the three months ended June 30, 2021 and 2020, respectively, and $4.6 million and $3.6 million for the six months ended June 30, 2021 and 2020, respectively. These costs were primarily related to expenses associated with the COMA. Further information on this related-party agreement in place during the period is provided below.
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
Distributions to Apache
In December of 2020 and May of 2021, the Company’s Board of Directors declared a cash dividend of $1.50 per share on the Company’s Class A Common Stock, with each dividend declared totaling $5.6 million. The dividends were paid to stockholders during the first and second quarters of 2021. Each dividend included payment of approximately $0.5 million to Apache due to its 9.8 percent ownership of the Company’s Class A Common Stock. The Class A Common Stock dividends were funded by distributions from Altus Midstream to its common unitholders of $1.50 per Common Unit, totaling $24.4 million for both the first and second quarters of 2021. For each distribution, $5.6 million, as noted above, was paid to the Company to fund the cash dividend payments to Class A Common stockholders, and the balance of $18.8 million was paid to Apache due to its 76.9 percent ownership of outstanding Common Units. Please refer to Note 9—Equity for further information.
3.    REVENUE RECOGNITION
The following table presents a disaggregation of the Company’s revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Gas gathering and compression	$4,513	$4,394	$8,848	$10,114
Gas processing	23,745	23,184	46,939	53,080
Transmission	3,128	3,226	6,284	7,401
NGL transmission	593	587	1,122	1,413
Other	488	225	803	375
Midstream services revenue — affiliate	32,467	31,616	63,996	72,383
Product sales — third parties	3,126	—	5,743	—
Total revenues	$35,593	$31,616	$69,739	$72,383
There have been no significant changes to the Company’s contracts with customers during the three and six months ended June 30, 2021 and 2020.
Payments under all contracts with customers are typically due one month after physical delivery of the product or service has been rendered. Revenue receivables from the Company’s contracts with Apache totaled $11.0 million and $11.4 million as of June 30, 2021 and December 31, 2020, respectively, as presented on the Company’s consolidated balance sheet. Accounts receivable from the Company’s contracts with third parties totaled $2.0 million and $1.0 million as of June 30, 2021 and December 31, 2020, respectively, as presented on the Company’s consolidated balance sheet.
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

4.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at carrying value, is as follows:

	June 30,	December 31,
	2021	2020

	(In thousands)
Gathering, processing and transmission systems and facilities(1)	$206,130	$204,643
Construction in progress	281	904
Other property and equipment	3,239	3,323
Total property, plant and equipment	209,650	208,870
Less: accumulated depreciation and amortization	(18,858)	(13,034)
Total property, plant and equipment, net	$190,792	$195,836
(1)Included in gathering, processing, and transmissions systems and facilities are compressors under lease to Apache totaling $10.1 million and $6.2 million, net as of June 30, 2021 and December 31, 2020, respectively.
The cost of property classified as “Construction in progress” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet available to be placed into productive service as of the respective balance sheet date.
5.    DEBT AND FINANCING COSTS
In November 2018, Altus Midstream entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream’s two, one year extension options). The agreement for this revolving credit facility, as amended (the Amended Credit Agreement), provides aggregate commitments from a syndicate of banks of $800.0 million. The aggregate commitments include a letter of credit subfacility of up to $100.0 million and a swingline loan subfacility of up to $100.0 million. Altus Midstream may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of June 30, 2021, there were $657.0 million of borrowings and a $2.0 million of letter of credit outstanding under this facility. As of December 31, 2020, there were $624.0 million of borrowings and no letters of credit were outstanding under this facility.
Altus Midstream’s revolving credit facility is unsecured and is not guaranteed by the Company, Apache, APA Corporation or any of their respective subsidiaries.
At Altus Midstream’s option, the interest rate per annum for borrowings under this facility is either a base rate, as defined, plus a margin, or the London Interbank Offered Rate (LIBOR), plus a margin. Altus Midstream also pays quarterly a facility fee at a rate per annum on total commitments. The margins and the facility fee vary based upon (i) the Leverage Ratio (as defined below) until Altus Midstream has a senior long-term debt rating and (ii) such senior long-term debt rating once it exists. The Leverage Ratio is the ratio of (1) the consolidated indebtedness of Altus Midstream and its restricted subsidiaries to (2) EBITDA (as defined in the Amended Credit Agreement) of Altus Midstream and its restricted subsidiaries for the 12-month period ending immediately before the determination date. At June 30, 2021, the base rate margin was 0.05 percent, the LIBOR margin was 1.05 percent, and the facility fee was 0.20 percent. In addition, a commission is payable quarterly to the lenders on the face amount of each outstanding letter of credit at a per annum rate equal to the LIBOR margin then in effect. Customary letter of credit fronting fees and other charges are payable to issuing banks.
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
Altus Midstream also is subject to a financial covenant under the Amended Credit Agreement, which requires it to maintain a Leverage Ratio not exceeding 5.00:1.00 at the end of any fiscal quarter, starting with the quarter ended December 31, 2019, except that during the period of up to one year following a qualified acquisition, the Leverage Ratio cannot exceed 5.50:1.00 at the end of any fiscal quarter. Unless the Leverage Ratio is less than or equal to 4.00:1.00, the Amended Credit Agreement limits distributions in respect of Altus Midstream LP’s capital to $30 million per calendar year until either (i) the consolidated net income of Altus Midstream LP and its restricted subsidiaries, as adjusted pursuant to the Amended Credit Agreement, for three consecutive calendar months equals or exceeds $350.0 million on an annualized basis or (ii) Altus Midstream LP has a specified senior long-term debt rating; in addition, before the occurrence of one of those events, the Leverage Ratio must be less than or equal to 5.00:1.00. In no event can any distribution be made that would, after giving effect to it on a pro forma basis, result in a Leverage Ratio greater than (i) 5.00:1.00 or (ii) for a specified period after a qualifying acquisition, 5.50:1.00. The Leverage Ratio as of June 30, 2021 was less than 4.00:1.00.
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
There are no clauses in the Amended Credit Agreement that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes. The Amended Credit Agreement has no drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreement allows the lenders to accelerate payment maturity and terminate lending and issuance commitments for nonpayment and other breaches, and if Altus Midstream or any of its restricted subsidiaries defaults on other indebtedness in excess of the stated threshold, is insolvent, or has any unpaid, non-appealable judgment against it for payment of money in excess of the stated threshold. Lenders may also accelerate payment maturity and terminate lending and issuance commitments if Altus Midstream undergoes a specified change in control or has specified pension plan liabilities in excess of the stated threshold. Altus Midstream was in compliance with the terms of the Amended Credit Agreement as of June 30, 2021.
Financing Costs, Net of Capitalized Interest
The following table presents the components of Altus Midstream’s financing costs, net of capitalized interest:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Interest expense	$2,323	$2,007	$4,630	$5,365
Amortization of deferred facility fees	292	292	583	565
Capitalized interest	—	(2,007)	—	(5,365)
Financing costs, net of capitalized interest	$2,615	$292	$5,213	$565
6.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020

	(In thousands)
Accrued taxes other than income	$7,567	$165
Accrued product purchases	2,340	996
Accrued incentive compensation	729	1,466
Accrued capital costs	364	360
Accrued operations and maintenance expense	236	926
Accrued professional and consulting fees	216	421
Other	2,130	1,279
Total other current liabilities	$13,582	$5,613

7.    COMMITMENTS AND CONTINGENCIES
Accruals for loss contingencies arising from claims, assessments, litigation, environmental, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. As of June 30, 2021 and December 31, 2020, there were no accruals for loss contingencies.
Litigation
The Company is subject to governmental and regulatory controls arising in the ordinary course of business. The Company is not aware of any pending or threatened legal proceedings against it at the time of the filing of this Quarterly Report on Form 10-Q that would have a material impact on its financial position, results of operations, or liquidity.
Environmental Matters
As an owner of infrastructure assets and with rights to surface lands, the Company is subject to various local and federal laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations and subject the Company to liability for pollution damages. In some instances, Altus Midstream may be directed to suspend or cease operations. The Company maintains insurance coverage, which management believes is customary in the industry, although insurance does not fully cover against all environmental risks. Additionally, there can be no assurance that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered. The Company is not aware of any environmental claims existing as of June 30, 2021, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity.
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
At June 30, 2021 and December 31, 2020, there were no other material contractual obligations related to the entities included in the consolidated financial statements other than the performance of asset retirement obligations and required credit facility fees discussed in Note 5—Debt and Financing Costs.

8.    EQUITY METHOD INTERESTS
As of June 30, 2021, the Company owned the following equity method interests in Permian Basin long-haul pipeline entities. For each of the equity method interests, the Company has the ability to exercise significant influence based on certain governance provisions and its participation in the significant activities and decisions that impact the management and economic performance of the equity method interests. The table below presents the ownership percentage held by the Company for each entity:

		June 30, 2021	December 31, 2020
	Ownership	Amount	Amount

		(In thousands)
Gulf Coast Express Pipeline LLC	16.0%	$277,785	$283,530
EPIC Crude Holdings, LP	15.0%	167,399	176,640
Permian Highway Pipeline LLC	26.7%	635,526	615,186
Breviloba, LLC	33.0%	473,675	479,826
		$1,554,385	$1,555,182
As of June 30, 2021 and December 31, 2020, unamortized basis differences included in the equity method interest balances were $37.1 million and $37.7 million, respectively. These amounts represent differences in the Company’s contributions to date and the Company’s underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized basis differences will be amortized into net income over the useful lives of the underlying pipeline assets.
The following table presents the activity in the Company’s equity method interests for the six months ended June 30, 2021:

	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC
					Total

	(In thousands)
Balance at December 31, 2020	$283,530	$176,640	$615,186	$479,826	$1,555,182
Contributions	—	1,500	22,655	—	24,155
Distributions	(24,898)	—	(30,015)	(20,823)	(75,736)
Equity income (loss), net	19,153	(11,371)	27,700	14,672	50,154
Accumulated other comprehensive income	—	630	—	—	630
Balance at June 30, 2021	$277,785	$167,399	$635,526	$473,675	$1,554,385
Summarized Financial Information
The following table represents aggregated selected income statement data for the Company’s equity method interests (on a 100 percent basis):

	Six Months Ended June 30,
	2021				2020
	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC

	(In thousands)
Revenues	$179,072	$72,482	$197,214	$81,976	$182,231	$85,971	$—	$83,120
Operating income (loss)	120,874	(24,388)	105,024	45,302	128,872	2,463	(46)	51,289
Net income (loss)	120,319	(65,798)	104,909	45,004	128,470	(27,376)	480	46,345
Other comprehensive income (loss)	—	4,197	—	—	—	(5,037)	—	—

9. EQUITY
Reverse Stock Split
On June 30, 2020, the Company effected a reverse stock split of the Company’s Class A Common Stock and Class C Common Stock by a ratio of one-for-twenty. The par value and number of authorized shares of common stock and preferred stock were not affected by the reverse stock split. A corresponding number of Altus Midstream Common Units were also restated as part of the reverse stock split. All corresponding per-share and share amounts for periods prior to June 30, 2020 have been retroactively restated in this Quarterly Report on Form 10-Q to reflect the reverse stock split.
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
Apache’s limited partner interest associated with the Common Units issued with the Class C Common Stock is reflected as a redeemable noncontrolling interest in the Company. The redeemable noncontrolling interest is recognized at the higher of (i) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest and (ii) the maximum redemption value as of the balance sheet date. The redemption value is determined based on a 5-day volume weighted average closing price of the Class A Common Stock (5-day VWAP) as defined in the Amended LPA, a Level 1 non-recurring fair value measurement. At June 30, 2021 and December 31, 2020, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date of $863.1 million and $575.1 million, respectively.
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
Common Stock Dividend
In December 2020 and May 2021, the Company’s Board of Directors declared a cash dividend of $1.50 per share on the Company’s Class A Common Stock, with each dividend declared totaling $5.6 million. The dividends were paid to stockholders during the first and second quarters of 2021. Each dividend included payment of approximately $0.5 million to Apache due to its 9.8 percent ownership of the Company’s Class A Common Stock. The Class A Common Stock dividends were funded by distributions from Altus Midstream to its common unitholders of $1.50 per Common Unit, totaling $24.4 million for both the first and second quarters of 2021. For each distribution, $5.6 million, as noted above, was paid to the Company to fund the cash dividend payments to Class A Common stockholders, and the balance of $18.8 million was paid to Apache due to its 76.9 percent ownership of outstanding Common Units.

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
Measurement
The Company applies a two-step approach to measure the redeemable noncontrolling interest related to the Preferred Units, by first allocating a portion of the net income of Altus Midstream.
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
Activity related to the Preferred Units for the year ended December 31, 2020 and six months ended June 30, 2021 is as follows:

	Units Outstanding	Financial Position(2)

	(In thousands, except for unit data)
Redeemable noncontrolling interest — Preferred Units: at December 31, 2019	638,163	$555,599
Distribution of in-kind additional Preferred Units	22,531	—
Cash distributions paid to Preferred Unit limited partners	—	(23,124)
Allocation of Altus Midstream net income	N/A	75,906
Redeemable noncontrolling interest — Preferred Units: at December 31, 2020	660,694	608,381
Cash distributions paid to Preferred Unit limited partners	—	(23,124)
Distributions payable to Preferred Unit limited partners	—	(11,562)
Allocation of Altus Midstream net income	N/A	39,260
Accreted redemption value adjustment	N/A	4,236
Redeemable noncontrolling interest — Preferred Units: at June 30, 2021	660,694	$617,191
Embedded derivative liability(1)		124,532
		$741,723
(1)Certain redemption features embedded within the terms of the Preferred Units require bifurcation and measurement at fair value. See Note 13—Fair Value Measurements for discussion of the fair value changes in the embedded derivative liability during the period.
(2)The Preferred Units are redeemable at Altus Midstream’s option at a redemption price (the Redemption Price), which as of June 30, 2021 is calculated as the greater of (i) an 11.5 percent internal rate of return and (ii) a 1.3 times multiple of invested capital. As of June 30, 2021, the Redemption Price would have been based on a 1.3 times multiple of invested capital, which was $812.5 million, less certain cash distributions. This was greater than using an 11.5 percent internal rate of return, which would equate to a redemption value of $721.2 million.
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
During the three and six months ended June 30, 2021, the Company’s effective income tax rate was primarily impacted by a decrease in valuation allowance. During the three and six months ended June 30, 2020, the Company’s effective income tax rate was primarily impacted by the net operating loss carryback claim under the CARES Act and an increase in valuation allowance.
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

	Three Months Ended June 30,
	2021			2020(1)
	Income	Shares	Per Share	Loss	Shares	Per Share

	(In thousands, except per share data)
Basic:
Net income (loss) attributable to Class A common shareholders	$11,663	3,746	$3.11	$(951)	3,746	$(0.25)

Effect of dilutive securities:
Redeemable noncontrolling interest — Apache limited partner	$16,345	12,500		$—	—
Redeemable noncontrolling interest — Preferred Unit limited partners	$14,826	16,342		$—	—

Diluted(2)(3)(4):
Net income (loss) attributable to Class A common shareholders	$42,834	32,588	$1.31	$(951)	3,746	$(0.25)

	Six Months Ended June 30,
	2021			2020(1)
	Income	Shares	Per Share	Loss	Shares	Per Share

	(In thousands, except per share data)
Basic:
Net income (loss) attributable to Class A common shareholders	$11,843	3,746	$3.16	$(9,032)	3,746	$(2.41)

Effect of dilutive securities:
Redeemable noncontrolling interest — Apache limited partner	$—	—		$(37,331)	12,500
Redeemable noncontrolling interest — Preferred Unit limited partners	$38,442	16,342		$—	—

Diluted(2)(3)(4):
Net income (loss) attributable to Class A common shareholders	$50,285	20,088	$2.50	$(46,363)	16,246	$(2.85)
(1)This period presented has been revised to reflect the Company’s fair value change of its underlying warrants. Refer to Note 1—Summary of Significant Accounting Policies, see the section titled Revision of Previously Issued Consolidated Financial Statements for Immaterial Adjustment for further information.
(2)The effect of an assumed exchange of the outstanding Preferred Units of Altus Midstream for shares of Class A Common Stock would have been anti-dilutive for the three and six months ended June 30, 2020.
(3)The effect of an assumed exchange of the outstanding public and private warrants for shares of Class A Common Stock would have been anti-dilutive for all periods presented.
(4)The effect of the exchange of outstanding Common Units of Altus Midstream (and the cancellation of a corresponding number of shares of outstanding Class C Common Stock) would have been anti-dilutive for the three months ended June 30, 2020 and six months ended June 30, 2021.

Further discussion of the Preferred Units and associated embedded features can be found in Note 10—Series A Cumulative Redeemable Preferred Units and Note 13—Fair Value Measurements, respectively. Earn-out consideration granting Apache the right to receive additional shares of Class A Common Stock is not included in the earnings per share calculation above, as the conditions for issuance were not satisfied for any of the periods presented.
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
The Company bifurcated and recognized the embedded derivative associated with the Preferred Units related to the exchange option provided to the Preferred Unit holders under the terms of the Amended LPA. The valuation of the embedded derivative (using an income approach) was based on a range of factors, including expected future interest rates using the Black-Karasinski model, the Company’s imputed interest rate, interest rate volatility, the expected timing of periodic cash distributions, the estimated timing for the potential exercise of the exchange option, and anticipated dividend yields of the Preferred Units. The Company recorded an unrealized gain of $31.0 million and an unrealized loss of $10.6 million for the three months ended June 30, 2021 and 2020, respectively, and an unrealized gain of $14.5 million and an unrealized loss of $72.6 million for the six months ended June 30, 2021 and 2020, respectively, which are recorded in “Unrealized derivative instrument gain (loss)” in the statement of consolidated operations. Altus has classified these recurring fair value measurements as Level 3 in the fair value hierarchy.
As of the June 30, 2021 valuation date, the Company used the forward B-rated Energy Bond Yield curve to develop the following key unobservable inputs used to value this embedded derivative:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at June 30, 2021	Valuation Technique	Significant Unobservable Inputs	Range/Value

	(In thousands)
Preferred Units Embedded Derivative	$124,532	Option Model	Altus Midstream Company’s Imputed Interest Rate	5.62-11.50%
			Interest Rate Volatility	38.33%
A one percent increase in the imputed interest rate assumption would significantly increase the value of the embedded derivative liability at June 30, 2021, while a one percent decrease would lead to a similar decrease in value as of June 30, 2021. The assumed expected timing until exercise of the exchange option at June 30, 2021 was 4.95 years.
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
The carrying value of the Company’s public warrants are recorded at fair value based on quoted market prices, a Level 1 fair value measurement. The carrying value of the Company’s private warrants are recorded at fair value determined using an option pricing model, a Level 3 fair value measurement, which is calculated based on key assumptions related to expected volatility of the Company’s common stock, an expected dividend yield, the remaining term of the warrants outstanding and the risk-free rate based on the U.S. Treasury yield curve in effect at the time of the valuation. These assumptions are estimated utilizing historical trends of the Company’s common stock, public warrants and other factors. The Company has recorded a liability of $1.3 million and $0.9 million as of June 30, 2021 and December 31, 2020, respectively, in “Other noncurrent liabilities” included in its consolidated balance sheet and approximately $0.2 million of income and $0.4 million of expense for the three months ended June 30, 2021 and 2020, respectively, and $0.4 million of expense and $1.5 million of income for the six months ended June 30, 2021 and 2020, respectively, reflected as “Total other income (loss)” in its statement of consolidated operations related to the fair value changes of the underlying warrants.

The carrying amounts reported on the consolidated balance sheet for the Company’s remaining financial assets and liabilities approximate fair value due to their short-term nature. The carrying amount of Altus Midstream’s revolving credit facility approximates fair value because the interest rate is variable and reflective of market rates. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the six months ended June 30, 2021 or year ended December 31, 2020.
14.    SUBSEQUENT EVENTS
Common Stock Dividend
On August 3, 2021, the Company’s Board of Directors declared a cash dividend of $1.50 per share on the Company’s Class A Common Stock, totaling $5.6 million, to be paid on September 30, 2021, to stockholders of record as of the close of business on August 27, 2021. The common stock dividend will be funded by a distribution from Altus Midstream to its common unitholders of $1.50 per Common Unit, totaling $24.4 million, of which $5.6 million is payable to the Company and the balance is payable to Apache.

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
The Company has no independent operations or material assets outside its ownership interest in Altus Midstream, which is reported on a consolidated basis. As of June 30, 2021, Altus Midstream’s assets included approximately 182 miles of in-service natural gas gathering pipelines, approximately 46 miles of residue gas pipelines with four market connections, and approximately 38 miles of NGL pipelines. Three cryogenic processing trains, each with nameplate capacity of 200 MMcf/d, were placed into service during 2019. Other assets include an NGL truck loading terminal with six Lease Automatic Custody Transfer units and eight NGL bullet tanks with 90,000 gallon capacity per tank. The Company’s existing gathering, processing, and transmission infrastructure is expected to provide capacity levels capable of fulfilling its midstream contracts to service Apache’s production from Alpine High and potential third-party customers.
As of June 30, 2021, the Company owns the following Equity Method Interest Pipelines:
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020(1)	2021	2020(1)

	(In thousands)
Reconciliation of net income (loss) including noncontrolling interests to Adjusted EBITDA
Net income (loss) including noncontrolling interests	$73,841	$16,034	$96,330	$(9,337)
Add:
Financing costs, net of capitalized interest	2,615	292	5,213	565
Depreciation and accretion	4,009	4,062	8,009	7,976
Impairments	—	—	441	—
Unrealized derivative instrument loss	—	10,585	—	72,569
Equity method interests Adjusted EBITDA	48,385	28,231	88,296	51,917
Warrants valuation adjustment	—	417	442	—
Other	287	—	456	290
Less:
Gain on sale of assets	200	264	276	76
Interest income	1	2	2	9
Unrealized derivative instrument gain	31,006	—	14,477	—
Income from equity method interests, net	28,466	15,712	50,154	31,554
Warrants valuation adjustment	222	—	—	1,460
Income tax benefit	—	—	—	696
Other	—	2	—	2
Adjusted EBITDA	$69,242	$43,641	$134,278	$90,183
(1)This period presented has been revised to reflect the Company’s fair value change of its underlying warrants. Refer to Note 1—Summary of Significant Accounting Policies, see the section titled Revision of Previously Issued Consolidated Financial Statements for Immaterial Adjustment for further information.

Results of Operations
The following table presents the Company’s results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020(1)	2021	2020(1)

	(In thousands)
REVENUES:
Midstream services revenue — affiliate	$32,467	$31,616	$63,996	$72,383
Product sales — third parties	3,126	—	5,743	—
Total revenues	35,593	31,616	69,739	72,383
COSTS AND EXPENSES:
Costs of product sales	3,351	—	5,344	—
Operations and maintenance	7,340	9,508	14,742	20,099
General and administrative	3,475	2,988	6,930	7,166
Depreciation and accretion	4,009	4,062	8,009	7,976
Impairments	—	—	441	—
Taxes other than income	3,812	3,347	7,620	6,790
Total costs and expenses	21,987	19,905	43,086	42,031
OPERATING INCOME	13,606	11,711	26,653	30,352
Unrealized derivative instrument gain (loss)	31,006	(10,585)	14,477	(72,569)
Interest income	1	2	2	9
Income from equity method interests, net	28,466	15,712	50,154	31,554
Warrants valuation adjustment	222	(417)	(442)	1,460
Other	3,155	(97)	10,699	(274)
Total other income (loss)	62,850	4,615	74,890	(39,820)
Financing costs, net of capitalized interest	2,615	292	5,213	565
NET INCOME (LOSS) BEFORE INCOME TAXES	73,841	16,034	96,330	(10,033)
Current income tax benefit	—	—	—	(696)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	73,841	16,034	96,330	(9,337)
Net income attributable to Preferred Unit limited partners	24,004	18,764	43,496	37,026
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	49,837	(2,730)	52,834	(46,363)
Net income (loss) attributable to Apache limited partner	38,174	(1,779)	40,991	(37,331)
NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS	$11,663	$(951)	$11,843	$(9,032)
KEY PERFORMANCE METRICS:
Adjusted EBITDA(2)	$69,242	$43,641	$134,278	$90,183
OPERATING DATA:
Average throughput volumes of natural gas (MMcf/d)	447	434	442	505
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
Revenues
The following table summarizes the Company’s revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
REVENUES:
Midstream services revenue — affiliate	$32,467	$31,616	$63,996	$72,383
Product sales — third parties	3,126	—	5,743	—
Total revenues	$35,593	$31,616	$69,739	$72,383
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
Three months ended June 30, 2021 as compared to three months ended June 30, 2020
Midstream services revenue from affiliate increased by $0.9 million to $32.5 million for the three months ended June 30, 2021, as compared to $31.6 million for the three months ended June 30, 2020. The increase was primarily driven by slightly higher throughput of natural gas volumes from Apache.
The $3.1 million in product sales revenues during the three months ended June 30, 2021 were generated from NGLs and condensates purchased and processed by Altus from a third party and subsequently sold to non-affiliated customers. No significant revenues from such sales occurred during the three months ended June 30, 2020.
Six months ended June 30, 2021 as compared to six months ended June 30, 2020
Midstream services revenue from affiliate decreased by $8.4 million to $64.0 million for the six months ended June 30, 2021, as compared to $72.4 million for the six months ended June 30, 2020. The decrease was primarily driven by lower throughput of natural gas volumes from Apache.
The $5.7 million in product sales revenues during the six months ended June 30, 2021 were generated from NGLs and condensates purchased and processed by Altus from a third party and subsequently sold to non-affiliated customers. No significant revenues from such sales occurred during the six months ended June 30, 2020.

Costs and Expenses
The following table summarizes the Company’s costs and expenses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Costs of product sales	$3,351	$—	$5,344	$—
Operations and maintenance	7,340	9,508	14,742	20,099
General and administrative	3,475	2,988	6,930	7,166
Depreciation and accretion	4,009	4,062	8,009	7,976
Impairments	—	—	441	—
Taxes other than income	3,812	3,347	7,620	6,790
Total costs and expenses	$21,987	$19,905	$43,086	$42,031
Three months ended June 30, 2021 as compared to three months ended June 30, 2020
Costs of product sales
The $3.4 million in costs of product sales represent purchases of NGLs from a third-party, which were used to support the product sales to third parties discussed above.
Operations and maintenance
Operations and maintenance expenses decreased by approximately $2.2 million to $7.3 million for the three months ended June 30, 2021, as compared to $9.5 million for the three months ended June 30, 2020. This decrease was primarily driven by increased operational efficiency as a result of transitioning from mechanical refrigeration units to the Company’s centralized Diamond cryogenic complex. Work related to this transition was still being completed in the second quarter of 2020. The transition resulted in decreases in various costs, the most significant being contract labor, equipment rentals, chemical expenses, and an overall decrease in Company labor from headcount reductions.
General and administrative
G&A expense increased by $0.5 million to $3.5 million for the three months ended June 30, 2021, as compared to $3.0 million for the three months ended June 30, 2020, primarily driven by higher fees paid under the COMA, which escalate on an annual basis per the terms of the agreement. Refer to Note 2—Transactions with Affiliates in the Notes to Consolidated Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q for further information.
Taxes other than income
The increase in taxes other than income was driven by ad valorem taxes, which increased by $0.4 million to $3.7 million for the three months ended June 30, 2021, as compared to $3.3 million for the three months ended June 30, 2020. The $0.4 million increase reflects adjustments in estimated tax assessments related to the completion of construction and capacity utilization of certain assets.
Six months ended June 30, 2021 as compared to six months ended June 30, 2020
Costs of product sales
The $5.3 million in costs of product sales represent purchases of NGLs from a third-party, which were used to support the product sales to third parties discussed above.
Operations and maintenance
Operations and maintenance expenses decreased by $5.4 million to $14.7 million for the six months ended June 30, 2021, as compared to $20.1 million for the six months ended June 30, 2020. This decrease was primarily driven by increased operational efficiency as a result of transitioning from mechanical refrigeration units to the Company’s centralized Diamond cryogenic complex. Work related to this transition was still being completed in the first half of 2020. The transition resulted in decreases in various costs, the most significant being contract labor, equipment rentals, chemical expenses, and an overall decrease in Company labor from headcount reductions. These savings were partially offset by higher power usage costs.
General and administrative
G&A expense decreased by $0.3 million to $6.9 million for the six months ended June 30, 2021, as compared to $7.2 million for the six months ended June 30, 2020, primarily driven by lower professional fees, offset by higher fees paid under the COMA, which escalate on an annual basis per the terms of the agreement. Refer to Note 2—Transactions with Affiliates in the Notes to Consolidated Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q for further information.
Taxes other than income
The increase in taxes other than income was driven by ad valorem taxes, which increased by $0.8 million to $7.4 million for the six months ended June 30, 2021, as compared to $6.6 million for the six months ended June 30, 2020. The $0.8 million increase reflects adjustments in estimated tax assessments related to the completion of construction and capacity utilization of certain assets.

Other Income (Loss) and Financing Costs, Net of Capitalized Interest
The components of other income, other loss and financing costs, net of capitalized interest are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020(1)	2021	2020(1)

	(In thousands)
Unrealized derivative instrument gain (loss)	$31,006	$(10,585)	$14,477	$(72,569)
Interest income	1	2	2	9
Income from equity method interests, net	28,466	15,712	50,154	31,554
Warrants valuation adjustment	222	(417)	(442)	1,460
Other	3,155	(97)	10,699	(274)
Total other income (loss)	$62,850	$4,615	$74,890	$(39,820)

Interest expense	$2,323	$2,007	$4,630	$5,365
Amortization of deferred facility fees	292	292	583	565
Capitalized interest	—	(2,007)	—	(5,365)
Total Financing costs, net of capitalized interest	$2,615	$292	$5,213	$565
(1)This period presented has been revised to reflect the Company’s fair value change of its underlying warrants. Refer to Note 1—Summary of Significant Accounting Policies, see the section titled Revision of Previously Issued Consolidated Financial Statements for Immaterial Adjustment for further information.
Unrealized derivative instrument gain (loss)
During the three and six months ended June 30, 2021, the Company recognized an unrealized derivative instrument gain of $31.0 million and $14.5 million, respectively, in relation to an embedded exchange option identified upon the issuance and sale of Series A Cumulative Redeemable Preferred Units (the Preferred Units). The unrealized loss related to this embedded feature was $10.6 million and $72.6 million for the three and six months ended June 30, 2020, respectively. The associated derivative liability is recorded on the consolidated balance sheet at fair value. The fair value of the embedded derivative is determined (using an income approach) by a range of factors, including expected future interest rates using the Black-Karasinski model, interest rate volatility, the Company’s imputed interest rate, the expected timing of periodic cash distributions, the estimated timing for the potential exercise of the exchange option, and anticipated dividend yields of the Preferred Units. The value of the derivative during the three and six months ended June 30, 2021 was primarily impacted by expected future interest rates. Refer to Note 13—Fair Value Measurements within Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for further discussion.
Income from equity method interests, net
Income from equity method interests increased $12.8 million and $18.6 million for the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020. The increase was primarily due to the Company’s 26.7 percent share of net income from the Permian Highway Pipeline which commenced service in January 2021.
Other Income
In 2020, the Company entered into a contract with a provider to supply the Company with electrical power. If the Company does not utilize all of its fixed purchase volumes under this contract, then it will receive a credit based on a market rate for the related underutilization. In February 2021, in conjunction with increased power pricing due to the Texas freeze event and underutilization of contractual electricity volumes, the Company recognized an estimated credit of approximately $2.5 million and $9.7 million for the three and six months ended June 30, 2021, respectively. No credits were recorded for the three and six months ended June 30, 2020.

Financing costs, net of capitalized interest
Financing costs incurred, net of capitalized interest, includes increases in interest expense not eligible to have interest capitalized related to balances drawn on Altus Midstream’s credit facility throughout the current quarter. The changes to gross interest expense for the periods presented was insignificant.
Key Performance Metric—EBITDA
Three months ended June 30, 2021 as compared to three months ended June 30, 2020
Net income before income taxes was $73.8 million for the three months ended June 30, 2021, an increase of $57.8 million from net income before income taxes of $16.0 million for the three months ended June 30, 2020. The increase in net income before income taxes was primarily driven by a $41.6 million decrease to expense related to the fair value measurement of an embedded derivative at June 30, 2021, a $12.8 million increase in income from the Equity Method Interest Pipelines, a $4.0 million increase in total revenues, a $3.3 million increase of other income primarily related to a power credit, and a $2.2 million decrease in operations and maintenance expenses. The increases to net income were offset by a $2.3 million increase in interest expense, and a $3.8 million net increase of various other individually insignificant costs.
Adjusted EBITDA increased by $25.6 million for the three months ended June 30, 2021 compared to the prior year period. Adjusted EBITDA, which excludes the impacts of depreciation, accretion, impairments, interest expense, and the changes to the embedded derivative noted above, benefited from an incremental $7.4 million increase related to excluding depreciation, interest and other discrete items in the Company’s proportionate share of EBITDA from its Equity Method Interest Pipelines.
Six months ended June 30, 2021 as compared to six months ended June 30, 2020
Net income before income taxes was $96.3 million for the six months ended June 30, 2021, an increase of $106.4 million from net loss before income taxes of $10.0 million for the six months ended June 30, 2020. The increase in net income before income taxes was primarily driven by an $87.0 million decrease to expense related to the fair value measurement of an embedded derivative at June 30, 2021, an $18.6 million increase in income from the Equity Method Interest Pipelines, an $11.0 million increase of other income primarily related to a power credit, and a $5.4 million decrease in operations and maintenance expenses. The increases to net income were offset by a $5.3 million increase in costs of product of sales, a $2.6 million decrease in total revenue, a $4.6 million increase in interest expense, and a $3.1 million net increase of various other costs.
Adjusted EBITDA increased by $44.1 million for the six months ended June 30, 2021 compared to the prior year period. Adjusted EBITDA, which excludes the impacts of depreciation, accretion, impairments, interest expense, and the changes to the embedded derivative noted above, benefited from an incremental $17.8 million increase related to excluding depreciation, interest and other discrete items in the Company’s proportionate share of EBITDA from its Equity Method Interest Pipelines. This amount was further benefited by an insignificant decrease, in the aggregate, of $1.9 million of various other costs of the Company.
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
During the six months ended June 30, 2021, the Company’s primary sources of cash were distributions from the Equity Method Interest Pipelines, borrowings under the revolving credit facility, and cash generated from operations. Based on Altus’ current financial plan and related assumptions, the Company believes that cash from operations, a reduced capital program for its midstream infrastructure, and distributions from the Equity Method Interest Pipelines will generate cash flows in excess of capital expenditures and the amount required to fund the Company’s planned quarterly dividend during 2021.
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
Altus Midstream Capital Requirements
During the six months ended June 30, 2021 and 2020, capital spending for midstream infrastructure assets totaled $2.4 million and $26.5 million, respectively. Management believes its existing gathering, processing, and transmission infrastructure capacity is capable of fulfilling its midstream contracts to service Apache’s production from Alpine High and any additional third-party customers. As such, the Company expects remaining capital requirements for its existing infrastructure assets during 2021 to be minimal.
Additionally, during the six months ended June 30, 2021 and 2020, the Company made cash contributions totaling $24.2 million and $154.4 million, respectively, to the Equity Method Interest Pipelines, which includes the following equity interest ownership stakes:
•a 16.0 percent interest in GCX;
•a 15.0 percent interest in EPIC;
•an approximate 26.7 percent interest in PHP; and
•a 33.0 percent interest in Shin Oak.
The Company estimates it will incur minimal capital contributions of between $5 million to $7 million for its equity interest in these joint venture pipelines. The Company anticipates its existing capital resources will be sufficient to fund the Company’s future capital expenditures for the Equity Method Interest Pipelines and the Company’ existing infrastructure assets. For further information on the Equity Method Interest Pipelines, refer to Note 8—Equity Method Interests in the Notes to Consolidated Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q.
Altus Midstream Class A Common Stock Dividend and Common Units Distributions
In the first and second quarters of 2021, the Company made payments of $24.4 million, per quarter, related to its quarterly dividend program. For more information please refer to Note 2—Transactions with Affiliates and Note 9—Equity in the Notes to Consolidated Financial Statements set forth in Part I, of this Quarterly Report on Form 10-Q.
On August 3, 2021, the Company’s Board of Directors declared a cash dividend of $1.50 per share on the Company’s Class A Common Stock, totaling $5.6 million, to be paid on September 30, 2021, to stockholders of record as of the close of business on August 27, 2021. The Class A Common Stock dividend will be funded by a distribution from Altus Midstream to its common unitholders of $1.50 per Common Unit, totaling $24.4 million, of which $5.6 million is payable to the Company and the balance is payable to Apache.

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

Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented.

	For the Six Months Ended June 30,
	2021	2020

	(In thousands)
Sources of cash and cash equivalents:
Proceeds from revolving credit facility	$33,000	$97,000
Proceeds from sale of assets	1,669	6,773
Capital distributions from equity method interests	13,645	4,211
Net cash provided by operating activities	101,055	86,797
Total Sources of Cash and Cash Equivalents	149,369	194,781
Uses of cash and cash equivalents:
Capital expenditures(1)	(2,447)	(26,520)
Distributions paid to Preferred Unit limited partners	(23,124)	—
Distributions paid to Apache limited partner	(37,500)	—
Dividends paid	(11,239)	—
Contributions to equity method interests	(24,155)	(154,386)
Finance lease payments	—	(11,789)
Deferred facility fees	—	(816)
Capitalized interest paid	—	(5,373)
Total Uses of Cash and Cash Equivalents	(98,465)	(198,884)
Increase (decrease) in cash and cash equivalents	$50,904	$(4,103)
(1)The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this document, which include accruals.
Liquidity
The following table presents a summary of the Company’s key financial indicators at the dates presented:

	June 30, 2021	December 31, 2020

	(In thousands)
Cash and cash equivalents	$75,092	$24,188
Total debt	657,000	624,000
Available committed borrowing capacity	141,000	176,000
Cash and cash equivalents
As of June 30, 2021 and December 31, 2020, the Company had $75.1 million and $24.2 million, respectively, in cash and cash equivalents. The majority of the cash is invested in highly liquid, investment-grade instruments with maturities of three months or less at the time of purchase.

Total Debt and Available credit facilities
In November 2018, Altus Midstream entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream’s two, one-year extension options). The agreement for this revolving credit facility, as amended (the Amended Credit Agreement), provides aggregate commitments from a syndicate of banks of $800.0 million. The aggregate commitments include a letter of credit subfacility of up to $100.0 million and a swingline loan subfacility of up to $100.0 million. Altus Midstream may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of June 30, 2021, there were $657.0 million of borrowings and a $2.0 million of letter of credit outstanding under this facility. As of December 31, 2020, there were $624.0 million of borrowings and no letters of credit were outstanding under this facility.
Altus Midstream’s revolving credit facility is unsecured and is not guaranteed by the Company, Apache, APA Corporation or any of their respective subsidiaries.
At Altus Midstream’s option, the interest rate per annum for borrowings under this amended credit facility is either a base rate, as defined, plus a margin, or the London Interbank Offered Rate (LIBOR), plus a margin. Altus Midstream also pays quarterly a facility fee at a rate per annum on total commitments. The margins and the facility fee vary based upon (i) the Leverage Ratio (as defined below) until Altus Midstream has a senior long-term debt rating and (ii) such senior long-term debt rating once it exists. The Leverage Ratio is the ratio of (1) the consolidated indebtedness of Altus Midstream and its restricted subsidiaries to (2) EBITDA (as defined in the Amended Credit Agreement) of Altus Midstream and its restricted subsidiaries for the 12-month period ending immediately before the determination date. At June 30, 2021, the base rate margin was 0.05 percent, the LIBOR margin was 1.05 percent, and the facility fee was 0.20 percent. In addition, a commission is payable quarterly to the lenders on the face amount of each outstanding letter of credit at a per annum rate equal to the LIBOR margin then in effect. Customary letter of credit fronting fees and other charges are payable to issuing banks.
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
Altus Midstream also is subject to a financial covenant under the Amended Credit Agreement, which requires it to maintain a Leverage Ratio not exceeding 5.00:1.00 at the end of any fiscal quarter, starting with the quarter ended December 31, 2019, except that during the period of up to one year following a qualified acquisition, the Leverage Ratio cannot exceed 5.50:1.00 at the end of any fiscal quarter. Unless the Leverage Ratio is less than or equal to 4.00:1.00, the Amended Credit Agreement limits distributions in respect of Altus Midstream LP’s capital to $30 million per calendar year until either (i) the consolidated net income of Altus Midstream LP and its restricted subsidiaries, as adjusted pursuant to the Amended Credit Agreement, for three consecutive calendar months equals or exceeds $350.0 million on an annualized basis or (ii) Altus Midstream LP has a specified senior long-term debt rating; in addition, before the occurrence of one of those two events, the Leverage Ratio must be less than or equal to 5.00:1.00. In no event can any distribution be made that would, after giving effect to it on a pro forma basis, result in a Leverage Ratio greater than (i) 5.00:1.00 or (ii) for a specified period after a qualifying acquisition, 5.50:1.00. The Leverage Ratio as of June 30, 2021 was less than 4.00:1.00.
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
There are no clauses in the Amended Credit Agreement that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes. The Amended Credit Agreement has no drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreement allows the lenders to accelerate payment maturity and terminate lending and issuance commitments for nonpayment and other breaches, and if Altus Midstream or any of its restricted subsidiaries defaults on other indebtedness in excess of the stated threshold, is insolvent, or has any unpaid, non-appealable judgment against it for payment of money in excess of the stated threshold. Lenders may also accelerate payment maturity and terminate lending and issuance commitments if Altus Midstream undergoes a specified change in control or has specified pension plan liabilities in excess of the stated threshold. Altus Midstream was in compliance with the terms of the Amended Credit Agreement as of June 30, 2021.

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
Interest Rate Risk
At June 30, 2021, Altus Midstream had $657.0 million of proceeds drawn on its revolving credit facility. The interest rate for the facility is variable, which exposes the Company to the risk of increased interest expense in the event of increases to short-term interest rates. If interest rates increased by 1.0 percent, the Company’s annual consolidated interest expense would have increased by approximately $1.7 million for the quarter ended June 30, 2021. Accordingly, results of operations, cash flows, financial condition, and the ability to make cash distributions could be adversely affected by significant increases in interest rates. Altus currently has no interest rate derivative instruments outstanding, but the Company continues to monitor its interest rate exposure and may enter into interest rate derivative instruments in the future if it determines that it is necessary to invest in such instruments in order to mitigate its interest rate risk.
Credit Risk
The Company is subject to credit risk resulting from nonpayment or nonperformance by, or the insolvency or liquidation of, Apache or third-party customers. Any increase in the nonpayment and nonperformance by, or the insolvency or liquidation of, the Company’s customers could adversely affect the Company’s results of operations.

ITEM 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and the Company’s Chief Financial Officer and Treasurer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation and as of the date of that evaluation, these officers concluded that there was a material weakness in the Company’s disclosure controls and procedures, in connection with the immaterial revision discussed in Note 1—Summary of Significant Accounting Policies—Revision of Previously Issued Consolidated Financial Statements for Immaterial Adjustment within Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As initially disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, the Company identified a material weakness in its controls over the accounting for the public and private warrants outstanding at the time of the Business Combination. The Company’s controls to evaluate the accounting for complex financial instruments, such as the warrants, did not operate effectively to appropriately apply the provisions of ASC 815-40. This material weakness resulted in an immaterial error in the Company’s accounting for the warrants as more fully described in Note 1—Summary of Significant Accounting Policies—Revision of Previously Issued Consolidated Financial Statements for Immaterial Adjustment within Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q. Based on the Company’s assessment, management now concludes that, as of June 30, 2021, its internal control over financial reporting was not effective.
To remediate the material weakness in the Company’s internal control over financial reporting, the Company implemented additional review procedures, additional training, and enhancements to the accounting policy related to the accounting for equity and liability instruments (including those with warrants) to determine proper accounting in accordance with GAAP.
As previously disclosed, the Company’s remediation plan has been implemented. The material weakness cannot be considered remediated until the controls operate for a sufficient period and management has concluded, through testing, that its internal controls are operating effectively. While management believes that the remedial efforts will resolve the identified material weakness, there is no assurance that management’s remedial efforts conducted to date will be sufficient or that additional remedial actions will not be necessary.

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

3.3	–	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed on March 7, 2017, SEC File No. 333-216514).
31.1*	–	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	–	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	–	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.
101*	–	The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income (Loss), (iii) Consolidated Balance Sheet, (iv) Statement of Consolidated Cash Flows, (v) Statement of Consolidated Changes in Equity and Noncontrolling Interests, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
101.SCH*	–	Inline XBRL Taxonomy Schema Document.
101.CAL*	–	Inline XBRL Calculation Linkbase Document.
101.DEF*	–	Inline XBRL Definition Linkbase Document.
101.LAB*	–	Inline XBRL Label Linkbase Document.
101.PRE*	–	Inline XBRL Presentation Linkbase Document.
104*	–	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

ALTUS MIDSTREAM COMPANY

Dated:	August 5, 2021	/s/ Ben C. Rodgers
Ben C. Rodgers
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated:	August 5, 2021	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)