Form 10-Q
period 2021-09-30
Altus Midstream Co
filed 2021-11-05
CIK 1692787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s Class A common stock, par value $0.0001 per share issued and outstanding as of October 31, 2021	3,746,460
Number of shares of registrant’s Class C common stock, par value $0.0001 per share issued and outstanding as of October 31, 2021	12,500,000

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
•the mandate, availability, and effectiveness of any vaccine programs or other therapeutics related to the treatment of COVID-19;
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
•the impact of environmental, health and safety, and other governmental regulations and of current or pending legislation, including initiatives addressing the impact of global climate change;
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
•other risks and uncertainties disclosed in the Company’s third-quarter 2021 earnings release;
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020(1)	2021	2020(1)

	(In thousands, except per share data)
REVENUES:
Midstream services revenue — affiliate (Note 2)	$34,548	$38,869	$98,544	$111,252
Product sales — third parties	—	1,303	5,743	1,900
Total revenues	34,548	40,172	104,287	113,152
COSTS AND EXPENSES:
Costs of product sales	—	1,177	5,344	1,693
Operations and maintenance(2)	9,642	8,960	24,384	29,059
General and administrative(3)	3,420	2,936	10,350	10,102
Depreciation and accretion	4,085	4,008	12,094	11,984
Impairments	—	—	441	—
Taxes other than income	2,811	4,143	10,431	10,933
Total costs and expenses	19,958	21,224	63,044	63,771
OPERATING INCOME	14,590	18,948	41,243	49,381
Unrealized derivative instrument gain (loss)	4,010	(3,533)	18,487	(76,102)
Income from equity method interests, net	32,479	15,987	82,633	47,541
Warrants valuation adjustment	664	209	222	1,668
Other	620	—	11,321	(346)
Total other income (loss)	37,773	12,663	112,663	(27,239)
Financing costs, net of capitalized interest	2,674	413	7,887	978
NET INCOME BEFORE INCOME TAXES	49,689	31,198	146,019	21,164
Current income tax benefit	—	—	—	(696)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	49,689	31,198	146,019	21,860
Net income attributable to Preferred Unit limited partners	29,166	19,332	72,662	56,358
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	20,523	11,866	73,357	(34,498)
Net income (loss) attributable to Apache limited partner	15,279	8,970	56,270	(28,361)
NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS	$5,244	$2,896	$17,087	$(6,137)

NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS, PER SHARE
Basic	$1.40	$0.77	$4.56	$(1.64)
Diluted	$1.26	$0.32	$3.83	$(2.12)
WEIGHTED AVERAGE SHARES
Basic	3,746	3,746	3,746	3,746
Diluted	16,246	109,855	33,322	16,246
(1)This period presented has been revised to reflect the Company’s fair value change of its underlying warrants. Refer to Note 1—Summary of Significant Accounting Policies, see the section titled Revision of Previously Issued Consolidated Financial Statements for Immaterial Adjustment for further information.
(2)Includes amounts of $1.5 million and $1.2 million associated with related parties for the three months ended September 30, 2021 and 2020, respectively, and $3.8 million and $4.0 million for the nine months ended September 30, 2021 and 2020, respectively. Refer to Note 2—Transactions with Affiliates.
(3)Includes amounts of $2.2 million and $1.6 million associated with related parties for the three months ended September 30, 2021 and 2020, respectively, and $6.8 million and $5.1 million associated with related parties for the nine months ended September 30, 2021 and 2020, respectively. Refer to Note 2—Transactions with Affiliates.

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020(1)	2021	2020(1)

	(In thousands)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$49,689	$31,198	$146,019	$21,860
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Share of equity method interests other comprehensive income (loss)	—	681	630	(113)
COMPREHENSIVE INCOME INCLUDING NONCONTROLLING INTERESTS	49,689	31,879	146,649	21,747
Comprehensive income attributable to Preferred Unit limited partners	29,166	19,332	72,662	56,358
Comprehensive income (loss) attributable to Apache limited partner	15,279	9,494	56,755	(28,448)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS	$5,244	$3,053	$17,232	$(6,163)
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

ALTUS MIDSTREAM COMPANY
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2021	2020(1)

	(In thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$108,988	$24,188
Accounts receivable	—	1,033
Accounts receivable from Apache Corporation (Note 1)	1,018	446
Revenue receivables (Note 3)	10,981	11,378
Inventories	3,286	3,597
Prepaid assets and other	6,030	2,127
	130,303	42,769
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	211,231	208,870
Less: Accumulated depreciation and accretion	(21,848)	(13,034)
	189,383	195,836
OTHER ASSETS:
Equity method interests	1,537,907	1,555,182
Deferred charges and other	8,341	5,843
	1,546,248	1,561,025
Total assets	$1,865,934	$1,799,630

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY
CURRENT LIABILITIES:
Distributions payable to Preferred Unit limited partners	$11,562	$—
Dividends payable	—	5,620
Distributions payable to Apache Corporation	—	18,750
Other current liabilities (Note 6)	15,907	5,613
	27,469	29,983
LONG-TERM DEBT	657,000	624,000
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Asset retirement obligation	67,234	64,062
Embedded derivative	120,522	139,009
Other noncurrent liabilities	5,896	6,424
	193,652	209,495
Total liabilities	878,121	863,478

COMMITMENTS AND CONTINGENCIES (Note 7)

Redeemable noncontrolling interest — Apache limited partner	837,158	575,125
Redeemable noncontrolling interest — Preferred Unit limited partners	634,795	608,381

EQUITY:
Class A Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 3,746,460 shares issued and outstanding at September 30, 2021 and December 31, 2020	1	1
Class C Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 12,500,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	1	1
Additional paid-in capital	—	122,222
Accumulated deficit	(484,142)	(369,433)
Accumulated other comprehensive loss	—	(145)
	(484,140)	(247,354)
Total liabilities, noncontrolling interests, and equity	$1,865,934	$1,799,630
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

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2021	2020(1)

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$146,019	$21,860
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized derivative instrument (gain) loss	(18,487)	76,102
Depreciation and accretion	12,094	11,984
Income from equity method interests, net	(82,633)	(47,541)
Distributions from equity method interests	97,757	60,435
Impairments	441	—
Power credit, net	(7,047)	—
Warrants valuation adjustment	(222)	(1,668)
Other	406	781
Changes in operating assets and liabilities:
Decrease in inventories	256	366
(Increase) decrease in prepaid assets and other	(47)	72
(Increase) decrease in accounts receivable	1,033	(556)
Decrease in revenue receivables (Note 2)	397	3,486
Decrease in account receivables from/payable to affiliate	580	917
Increase in accrued expenses	9,425	11,145
Increase (decrease) in deferred charges and other noncurrent liabilities	(1,577)	64
NET CASH PROVIDED BY OPERATING ACTIVITIES	158,395	137,447

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,268)	(29,540)
Proceeds from sale of assets	1,687	7,629
Contributions to equity method interests	(27,270)	(286,227)
Distributions from equity method interests	30,051	14,235
Capitalized interest paid	—	(7,377)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,200	(301,280)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to Preferred Unit limited partners	(34,686)	(11,562)
Distributions paid to Apache limited partner	(56,250)	—
Dividends paid	(16,859)	—
Proceeds from revolving credit facility	33,000	184,000
Finance lease	—	(11,789)
Deferred facility fees	—	(816)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(74,795)	159,833

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	84,800	(4,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	24,188	5,983
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$108,988	$1,983
SUPPLEMENTAL CASH FLOW DATA:
Accrued capital expenditures(2)	$312	$256
Interest paid, net of capitalized interest	7,042	94
Cash received for income tax refunds	—	696
(1)This period presented has been revised to reflect the Company’s fair value change of its underlying warrants. Refer to Note 1—Summary of Significant Accounting Policies, see the section titled Revision of Previously Issued Consolidated Financial Statements for Immaterial Adjustment for further information.
(2)Includes $0.8 million and $0.3 million due from Apache for the nine months ended September 30, 2021 and 2020, respectively, pursuant to the terms of the COMA (as defined herein). Refer to Note 2—Transactions with Affiliates for more information.

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Redeemable Noncontrolling Interest — Preferred Unit Limited Partners(2)	Redeemable Noncontrolling Interest — Apache Limited Partner	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
			Shares(3)	Amount	Shares(3)	Amount

	(In thousands)		(In thousands)

For the Quarter Ended September 30, 2020(1)
Balance at June 30, 2020 (Revised)	$592,625	$229,348	3,746	$1	12,500	$1	$451,037	$(381,257)	$(449)	$69,333
Distributions paid to Preferred Unit limited partners	(11,562)	—	—	—	—	—	—	—	—	—
Net income	19,332	8,970	—	—	—	—	—	2,896	—	2,896
Accumulated other comprehensive income	—	524	—	—	—	—	—	—	157	157
Balance at September 30, 2020 (Revised)	$600,395	$238,842	3,746	$1	12,500	$1	$451,037	$(378,361)	$(292)	$72,386

For the Quarter Ended September 30, 2021
Balance at June 30, 2021	$617,191	$863,063	3,746	$1	12,500	$1	$—	$(506,200)	$—	$(506,198)
Distributions payable to Preferred Unit limited partners	(11,562)	—	—	—	—	—	—	—	—	—
Distributions to Apache limited partner	—	(18,750)	—	—	—	—	—	—	—	—
Common Dividends ($1.50 per share)	—	—	—	—	—	—	(5,620)	—	—	(5,620)
Net income	29,166	15,279	—	—	—	—	—	5,244	—	5,244
Change in redemption value of noncontrolling interests	—	(22,434)	—	—	—	—	5,620	16,814	—	22,434
Balance at September 30, 2021	$634,795	$837,158	3,746	$1	12,500	$1	$—	$(484,142)	$—	$(484,140)
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

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS — (Continued)
(Unaudited)

	Redeemable Noncontrolling Interest — Preferred Unit Limited Partners(2)	Redeemable Noncontrolling Interest — Apache Limited Partner	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
			Shares(3)	Amount	Shares(3)	Amount

	(In thousands)		(In thousands)

For the Nine Months Ended September 30, 2020(1)
Balance at December 31, 2019 (Revised)	$555,599	$701,000	3,746	$1	12,500	$1	$17,327	$(372,224)	$(266)	$(355,161)
Distributions paid to Preferred Unit limited partners	(11,562)	—	—	—	—	—	—	—	—	—
Net income (loss)	56,358	(28,361)	—	—	—	—	—	(6,137)	—	(6,137)
Change in redemption value of noncontrolling interests	—	(433,710)	—	—	—	—	433,710	—	—	433,710
Accumulated other comprehensive loss	—	(87)	—	—	—	—	—	—	(26)	(26)
Balance at September 30, 2020 (Revised)	$600,395	$238,842	3,746	$1	12,500	$1	$451,037	$(378,361)	$(292)	$72,386

For the Nine Months Ended September 30, 2021
Balance at December 31, 2020 (Revised)	$608,381	$575,125	3,746	$1	12,500	$1	$122,222	$(369,433)	$(145)	$(247,354)
Distributions paid to Preferred Unit limited partners	(34,686)	—	—	—	—	—	—	—	—	—
Distributions payable to Preferred Unit limited partners	(11,562)	—	—	—	—	—	—	—	—	—
Distributions to Apache limited partner	—	(37,500)	—	—	—	—	—	—	—	—
Common Dividends ($1.50 per share)	—	—	—	—	—	—	(11,240)	—	—	(11,240)
Net income	72,662	56,270	—	—	—	—	—	17,087	—	17,087
Change in redemption value of noncontrolling interests	—	242,778	—	—	—	—	(110,982)	(131,796)	—	(242,778)
Accumulated other comprehensive income	—	485	—	—	—	—	—	—	145	145
Balance at September 30, 2021	$634,795	$837,158	3,746	$1	12,500	$1	$—	$(484,142)	$—	$(484,140)
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
On April 12, 2021, the SEC Staff issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (SPACs) (the SEC Staff Statement). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to the Company’s public and private warrants outstanding at the time of the Business Combination. The SEC determined that certain features of warrants issued in SPAC transactions common across many entities, such as those outstanding for the Company, should be recorded as a derivative liability under ASC 815 “Derivatives and Hedges” with any changes in fair value being recorded as a gain or loss in the Company’s Statement of Consolidated Operations. The Company has historically accounted for its warrants as equity, with no change in fair value being recorded in the applicable period. The Company has concluded that the previous accounting policy to account for its warrants as equity rather than as a liability was an immaterial error. The Company has corrected this immaterial error by revising its consolidated financial statements as of and for the year ended December 31, 2020 and as of and for the three and nine months ended September 30, 2020 and the related notes included herein to include the effect of accounting for the warrants as a liability from the date of the Business Combination. Note 12—Net Income (Loss) Per Share and Note 13—Fair Value Measurements have also been updated to reflect this revision. In addition, management has corrected previously identified immaterial errors related to income from its equity method interests, net unrelated to the SEC Staff Statement.
The impacts of this adjustment in fiscal year 2020, as presented in the accompanying financial statements, are as follows:
Statement of Consolidated Operations:

	Three Months Ended September 30, 2020
	As Reported	Change(1)	As Revised

	(In thousands)
Income from equity method interests, net	$14,320	$1,667	$15,987
Warrants valuation adjustment	—	209	209
Total other income (loss)	10,787	1,876	12,663
Net income (loss) before income taxes	29,322	1,876	31,198
Net income (loss) including noncontrolling interests	29,322	1,876	31,198
Net income (loss) attributable to common shareholders	9,990	1,876	11,866
Net income (loss) attributable to Apache limited partner	7,687	1,283	8,970
Net income (loss) attributable to Class A common shareholders	2,303	593	2,896

Net Income (Loss) Attributable To Class A Common Shareholders, Per Share
Basic	$0.61	$0.16	$0.77
Diluted	$0.30	$0.02	$0.32
(1)All changes related to Income from equity method interests, net above relate to an immaterial prior period adjustment unrelated to the SEC Staff Statement.

	Nine Months Ended September 30, 2020
	As Reported	Change	As Revised

	(In thousands)
Warrants valuation adjustment	$—	$1,668	$1,668
Total other income (loss)	(28,907)	1,668	(27,239)
Net income (loss) before income taxes	19,496	1,668	21,164
Net income (loss) including noncontrolling interests	20,192	1,668	21,860
Net income (loss) attributable to common shareholders	(36,166)	1,668	(34,498)
Net income (loss) attributable to Class A common shareholders	(7,805)	1,668	(6,137)

Net Income (Loss) Attributable To Class A Common Shareholders, Per Share
Basic	$(2.08)	$0.44	$(1.64)
Diluted	$(2.23)	$0.11	$(2.12)
Statement of Consolidated Comprehensive Income (Loss):

	Three Months Ended September 30, 2020
	As Reported	Change(1)	As Revised

	(In thousands)
Net income (loss) including noncontrolling interests	$29,322	$1,876	$31,198
Comprehensive income (loss) including noncontrolling interests	30,003	1,876	31,879
Comprehensive income (loss) attributable to Apache limited partner	8,211	1,283	9,494
Comprehensive income (loss) attributable to Class A Common Shareholders	2,460	593	3,053
(1)All changes related to Income from equity method interests, net relate to an immaterial prior period adjustment unrelated to the SEC Staff Statement.

	Nine Months Ended September 30, 2020
	As Reported	Change	As Revised

	(In thousands)
Net income (loss) including noncontrolling interests	$20,192	$1,668	$21,860
Comprehensive income (loss) including noncontrolling interests	20,079	1,668	21,747
Comprehensive income (loss) attributable to Class A Common Shareholders	(7,831)	1,668	(6,163)
Consolidated Balance Sheet:

	December 31, 2020
	As Reported	Change	As Revised

	(In thousands)
Other non-current liabilities	$5,539	$885	$6,424
Total liabilities	862,593	885	863,478
Additional paid-in capital	144,716	(22,494)	122,222
Accumulated equity (deficit)	(391,042)	21,609	(369,433)

Statement of Consolidated Cash Flows:

	Nine Months Ended September 30, 2020
	As Reported	Change	As Revised

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interests	$20,192	$1,668	$21,860
Warrants valuation adjustment	—	(1,668)	(1,668)
Net Cash Provided by Operating Activities	137,447	—	137,447
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
Other Income
In 2020, the Company entered into a contract with a provider to supply the Company with electrical power. If the Company does not utilize all of its fixed purchase volumes under this contract, then it will receive a credit based on a market rate for the related underutilization. In conjunction with increased power pricing due to the Texas freeze event and underutilization of contractual electricity volumes, the Company recognized an estimated total credit of approximately $9.7 million for the six months ended June 30, 2021. The Company did not recognize any additional credit during the three months ended September 30, 2021. These amounts are recorded on the statement of consolidated operations in “Other income.” The related power credit will offset the Company’s future monthly power payments and is recorded in “Prepaid assets and other” for the current portion and “Deferred charges and other” for the long-term portion on the consolidated balance sheet. No credits were recorded for the three and nine months ended September 30, 2020. The Company has no remaining performance obligations related to these credits as of September 30, 2021.

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
Cost and Expenses
The Company has no employees and receives certain operational, maintenance, and management services from Apache under the COMA. Under the COMA, the Company incurred operations and maintenance expenses of $1.5 million and $1.2 million for the three months ended September 30, 2021 and 2020, respectively, and $3.8 million and $4.0 million for the nine months ended September 30, 2021 and 2020, respectively. The Company incurred general and administrative expenses from affiliates of $2.2 million and $1.6 million for the three months ended September 30, 2021 and 2020, respectively, and $6.8 million and $5.1 million for the nine months ended September 30, 2021 and 2020, respectively. These costs were primarily related to expenses associated with the COMA. Additional information regarding the COMA is provided below.
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
Distributions to Apache
In December 2020, May 2021, and August 2021, the Company’s Board of Directors declared a cash dividend of $1.50 per share on the Company’s Class A Common Stock, with each dividend declared totaling $5.6 million. The dividends were paid to stockholders during the first, second and third quarters of 2021. Each dividend included payment of approximately $0.5 million to Apache due to its 9.8 percent ownership of the Company’s Class A Common Stock. The Class A Common Stock dividends were funded by distributions from Altus Midstream to its common unitholders of $1.50 per Common Unit, totaling $24.4 million for each of the first, second and third quarters of 2021. For each distribution, $5.6 million, as noted above, was paid to the Company to fund the cash dividend payments to Class A Common stockholders, and the balance of $18.8 million was paid to Apache due to its 76.9 percent ownership of outstanding Common Units. Please refer to Note 9—Equity for further information.

3.    REVENUE RECOGNITION
The following table presents a disaggregation of the Company’s revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Gas gathering and compression	$4,797	$5,352	$13,645	$15,466
Gas processing	25,422	28,533	72,361	81,613
Transmission	3,229	3,861	9,513	11,262
NGL transmission	671	708	1,793	2,121
Other	429	415	1,232	790
Midstream services revenue — affiliate	34,548	38,869	98,544	111,252
Product sales — third parties	—	1,303	5,743	1,900
Total revenues	$34,548	$40,172	$104,287	$113,152
There were no significant changes to the Company’s contracts with customers during the three and nine months ended September 30, 2020, except that the Company entered into a new Gas Processing Agreement with Apache in October 2021, which superseded the prior agreement.
Payments under all contracts with customers are typically due one month after physical delivery of the product or service has been rendered. Revenue receivables from the Company’s contracts with Apache totaled $11.0 million and $11.4 million as of September 30, 2021 and December 31, 2020, respectively, as presented on the Company’s consolidated balance sheet. Accounts receivable from the Company’s contracts with third parties totaled nil and $1.0 million as of September 30, 2021 and December 31, 2020, respectively, as presented on the Company’s consolidated balance sheet.
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

4.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at carrying value, is as follows:

	September 30,	December 31,
	2021	2020

	(In thousands)
Gathering, processing and transmission systems and facilities(1)	$207,481	$204,643
Construction in progress	537	904
Other property and equipment	3,213	3,323
Total property, plant and equipment	211,231	208,870
Less: accumulated depreciation and amortization	(21,848)	(13,034)
Total property, plant and equipment, net	$189,383	$195,836
(1)Included in Gathering, processing, and transmissions systems and facilities are compressors under lease to Apache totaling $10.1 million and $6.2 million, net as of September 30, 2021 and December 31, 2020, respectively.
The cost of property classified as “Construction in progress” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet available to be placed into productive service as of the respective balance sheet date.
5.    DEBT AND FINANCING COSTS
In November 2018, Altus Midstream entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream’s two, one year extension options). The agreement for this revolving credit facility, as amended (the Amended Credit Agreement), provides aggregate commitments from a syndicate of banks of $800.0 million. The aggregate commitments include a letter of credit subfacility of up to $100.0 million and a swingline loan subfacility of up to $100.0 million. Altus Midstream may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of September 30, 2021, there were $657.0 million of borrowings and a $2.0 million of letter of credit outstanding under this facility. As of December 31, 2020, there were $624.0 million of borrowings and no letters of credit were outstanding under this facility.
Altus Midstream’s revolving credit facility is unsecured and is not guaranteed by the Company, Apache, APA Corporation or any of their respective subsidiaries.
At Altus Midstream’s option, the interest rate per annum for borrowings under this facility is either a base rate, as defined, plus a margin, or the London Interbank Offered Rate (LIBOR), plus a margin. Altus Midstream also pays quarterly a facility fee at a rate per annum on total commitments. The margins and the facility fee vary based upon (i) the Leverage Ratio (as defined below) until Altus Midstream has a senior long-term debt rating and (ii) such senior long-term debt rating once it exists. The Leverage Ratio is the ratio of (1) the consolidated indebtedness of Altus Midstream and its restricted subsidiaries to (2) EBITDA (as defined in the Amended Credit Agreement) of Altus Midstream and its restricted subsidiaries for the 12-month period ending immediately before the determination date. At September 30, 2021, the base rate margin was 0.05 percent, the LIBOR margin was 1.05 percent, and the facility fee was 0.20 percent. In addition, a commission is payable quarterly to the lenders on the face amount of each outstanding letter of credit at a per annum rate equal to the LIBOR margin then in effect. Customary letter of credit fronting fees and other charges are payable to issuing banks.
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
Altus Midstream also is subject to a financial covenant under the Amended Credit Agreement, which requires it to maintain a Leverage Ratio not exceeding 5.00:1.00 at the end of any fiscal quarter, starting with the quarter ended December 31, 2019, except that during the period of up to one year following a qualified acquisition, the Leverage Ratio cannot exceed 5.50:1.00 at the end of any fiscal quarter. Unless the Leverage Ratio is less than or equal to 4.00:1.00, the Amended Credit Agreement limits distributions in respect of Altus Midstream LP’s capital to $30 million per calendar year until either (i) the consolidated net income of Altus Midstream LP and its restricted subsidiaries, as adjusted pursuant to the Amended Credit Agreement, for three consecutive calendar months equals or exceeds $350.0 million on an annualized basis or (ii) Altus Midstream LP has a specified senior long-term debt rating; in addition, before the occurrence of one of those events, the Leverage Ratio must be less than or equal to 5.00:1.00. In no event can any distribution be made that would, after giving effect to it on a pro forma basis, result in a Leverage Ratio greater than (i) 5.00:1.00 or (ii) for a specified period after a qualifying acquisition, 5.50:1.00. The Leverage Ratio as of September 30, 2021 was less than 4.00:1.00.
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
There are no clauses in the Amended Credit Agreement that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes. The Amended Credit Agreement has no drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreement allows the lenders to accelerate payment maturity and terminate lending and issuance commitments for nonpayment and other breaches, and if Altus Midstream or any of its restricted subsidiaries defaults on other indebtedness in excess of the stated threshold, is insolvent, or has any unpaid, non-appealable judgment against it for payment of money in excess of the stated threshold. Lenders may also accelerate payment maturity and terminate lending and issuance commitments if Altus Midstream undergoes a specified change in control or has specified pension plan liabilities in excess of the stated threshold. Altus Midstream was in compliance with the terms of the Amended Credit Agreement as of September 30, 2021.
Financing Costs, Net of Capitalized Interest
The following table presents the components of Altus Midstream’s financing costs, net of capitalized interest:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Interest expense	$2,382	$2,133	$7,012	$7,498
Amortization of deferred facility fees	292	292	875	857
Capitalized interest	—	(2,012)	—	(7,377)
Financing costs, net of capitalized interest	$2,674	$413	$7,887	$978
6.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020

	(In thousands)
Accrued taxes other than income	$10,263	$165
Accrued operations and maintenance expense	1,558	926
Accrued incentive compensation	1,102	1,466
Accrued capital costs	1,093	360
Other	1,891	2,696
Total other current liabilities	$15,907	$5,613

7.    COMMITMENTS AND CONTINGENCIES
Accruals for loss contingencies arising from claims, assessments, litigation, environmental, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. As of September 30, 2021 and December 31, 2020, there were no accruals for loss contingencies.
Litigation
The Company is subject to governmental and regulatory controls arising in the ordinary course of business. The Company is not aware of any pending or threatened legal proceedings against it at the time of the filing of this Quarterly Report on Form 10-Q that would have a material impact on its financial position, results of operations, or liquidity.
Environmental Matters
As an owner of infrastructure assets and with rights to surface lands, the Company is subject to various local and federal laws and regulations relating to discharge of materials into, and protection of, the environment, including the potential impacts of climate change. These laws and regulations may, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations and subject the Company to liability for pollution damages. In some instances, Altus Midstream may be directed to suspend or cease operations. The Company maintains insurance coverage, which management believes is customary in the industry, although insurance does not fully cover against all environmental risks. Additionally, there can be no assurance that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered. The Company is not aware of any environmental claims existing as of September 30, 2021, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity.
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
At September 30, 2021 and December 31, 2020, there were no other material contractual obligations related to the entities included in the consolidated financial statements other than the performance of asset retirement obligations and required credit facility fees discussed in Note 5—Debt and Financing Costs.

8.    EQUITY METHOD INTERESTS
As of September 30, 2021, the Company owned the following equity method interests in Permian Basin long-haul pipeline entities. For each of the equity method interests, the Company has the ability to exercise significant influence based on certain governance provisions and its participation in the significant activities and decisions that impact the management and economic performance of the equity method interests. The table below presents the ownership percentage held by the Company for each entity:

		September 30, 2021	December 31, 2020
	Ownership	Amount	Amount

		(In thousands)
Gulf Coast Express Pipeline LLC	16.0%	$276,093	$283,530
EPIC Crude Holdings, LP	15.0%	164,497	176,640
Permian Highway Pipeline LLC	26.7%	632,720	615,186
Breviloba, LLC	33.0%	464,597	479,826
		$1,537,907	$1,555,182
As of September 30, 2021 and December 31, 2020, unamortized basis differences included in the equity method interest balances were $36.8 million and $37.7 million, respectively. These amounts represent differences in the Company’s contributions to date and the Company’s underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized basis differences will be amortized into net income over the useful lives of the underlying pipeline assets.
The following table presents the activity in the Company’s equity method interests for the nine months ended September 30, 2021:

	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC
					Total

	(In thousands)
Balance at December 31, 2020	$283,530	$176,640	$615,186	$479,826	$1,555,182
Contributions	314	1,500	25,456	—	27,270
Distributions	(37,277)	—	(51,950)	(38,581)	(127,808)
Equity income (loss), net	29,526	(14,273)	44,028	23,352	82,633
Accumulated other comprehensive income	—	630	—	—	630
Balance at September 30, 2021	$276,093	$164,497	$632,720	$464,597	$1,537,907
Summarized Financial Information
The following table represents aggregated selected income statement data for the Company’s equity method interests (on a 100 percent basis):

	Nine Months Ended September 30,
	2021				2020
	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC

	(In thousands)
Revenues	$270,526	$117,107	$297,132	$127,030	$273,760	$128,837	$—	$128,727
Operating income (loss)	186,356	(24,232)	167,011	72,098	196,154	(10,108)	(69)	80,747
Net income (loss)	185,464	(83,940)	166,662	71,621	195,460	(53,048)	587	74,188
Other comprehensive income (loss)	—	4,197	—	—	—	(752)	—	—

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
Apache’s limited partner interest associated with the Common Units issued with the Class C Common Stock is reflected as a redeemable noncontrolling interest in the Company. The redeemable noncontrolling interest is recognized at the higher of (i) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest and (ii) the maximum redemption value as of the balance sheet date. The redemption value is determined based on a 5-day volume weighted average closing price of the Class A Common Stock (5-day VWAP) as defined in the Amended LPA, a Level 1 non-recurring fair value measurement. At September 30, 2021 and December 31, 2020, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date of $837.2 million and $575.1 million, respectively.
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
Common Stock Dividend
In December 2020, May 2021, and August 2021, the Company’s Board of Directors declared a cash dividend of $1.50 per share on the Company’s Class A Common Stock, with each dividend declared totaling $5.6 million. The dividends were paid to stockholders during the first, second and third quarters of 2021. Each dividend included payment of approximately $0.5 million to Apache due to its 9.8 percent ownership of the Company’s Class A Common Stock. The Class A Common Stock dividends were funded by distributions from Altus Midstream to its common unitholders of $1.50 per Common Unit, totaling $24.4 million for each of the first, second and third quarters of 2021. For each distribution, $5.6 million, as noted above, was paid to the Company to fund the cash dividend payments to Class A Common stockholders, and the balance of $18.8 million was paid to Apache due to its 76.9 percent ownership of outstanding Common Units.

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
Activity related to the Preferred Units for the year ended December 31, 2020 and nine months ended September 30, 2021 is as follows:

	Units Outstanding	Financial Position(2)

	(In thousands, except for unit data)
Redeemable noncontrolling interest — Preferred Units: at December 31, 2019	638,163	$555,599
Distribution of in-kind additional Preferred Units	22,531	—
Cash distributions paid to Preferred Unit limited partners	—	(23,124)
Allocation of Altus Midstream net income	N/A	75,906
Redeemable noncontrolling interest — Preferred Units: at December 31, 2020	660,694	608,381
Cash distributions paid to Preferred Unit limited partners	—	(34,686)
Distributions payable to Preferred Unit limited partners	—	(11,562)
Allocation of Altus Midstream net income	N/A	59,475
Accreted redemption value adjustment	N/A	13,187
Redeemable noncontrolling interest — Preferred Units: at September 30, 2021	660,694	$634,795
Embedded derivative liability(1)		120,522
		$755,317
(1)Certain redemption features embedded within the terms of the Preferred Units require bifurcation and measurement at fair value. See Note 13—Fair Value Measurements for discussion of the fair value changes in the embedded derivative liability during the period.
(2)The Preferred Units are redeemable at Altus Midstream’s option at a redemption price (the Redemption Price), which as of September 30, 2021 is calculated as the greater of (i) an 11.5 percent internal rate of return and (ii) a 1.3 times multiple of invested capital. As of September 30, 2021, the Redemption Price would have been based on a 1.3 times multiple of invested capital, which was $812.5 million, less certain cash distributions. This was greater than using an 11.5 percent internal rate of return, which would equate to a redemption value of $729.8 million.
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
During the three and nine months ended September 30, 2021, the Company’s effective income tax rate was primarily impacted by a decrease in valuation allowance. During the three and nine months ended September 30, 2020, the Company’s effective income tax rate was primarily impacted by the net operating loss carryback claim under the CARES Act and an increase in valuation allowance.
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
The Company uses the “if-converted method” to determine the potential dilutive effect of (i) an assumed exchange of outstanding Common Units of Altus Midstream (and the cancellation of a corresponding number of shares of outstanding Class C Common Stock) for shares of Class A Common Stock, (ii) an assumed exercise of the outstanding public and private warrants for shares of Class A Common Stock and (iii) an assumed exchange of the outstanding Preferred Units of Altus Midstream for shares of Class A Common Stock. The dilutive effect of any earn-out consideration payable in shares is only included in periods for which the underlying conditions for the issuance of shares are met.
The computation of basic and diluted net income (loss) per share for the periods presented in the consolidated financial statements is shown in the table below.

	Three Months Ended September 30,
	2021			2020(1)
	Income	Shares	Per Share	Income	Shares	Per Share

	(In thousands, except per share data)
Basic:
Net income attributable to Class A common shareholders	$5,244	3,746	$1.40	$2,896	3,746	$0.77

Effect of dilutive securities:
Redeemable noncontrolling interest — Apache limited partner	$15,279	12,500		$3,928	12,500
Redeemable noncontrolling interest — Preferred Unit limited partners	$—	—		$27,906	93,609

Diluted(2)(3):
Net income attributable to Class A common shareholders	$20,523	16,246	$1.26	$34,730	109,855	$0.32

	Nine Months Ended September 30,
	2021			2020(1)
	Income	Shares	Per Share	Loss	Shares	Per Share

	(In thousands, except per share data)
Basic:
Net income (loss) attributable to Class A common shareholders	$17,087	3,746	$4.56	$(6,137)	3,746	$(1.64)

Effect of dilutive securities:
Redeemable noncontrolling interest — Apache limited partner	$47,757	12,500		$(28,361)	12,500
Redeemable noncontrolling interest — Preferred Unit limited partners	$62,688	17,076		$—	—

Diluted(2)(3):
Net income (loss) attributable to Class A common shareholders	$127,532	33,322	$3.83	$(34,498)	16,246	$(2.12)
(1)This period presented has been revised to reflect the Company’s fair value change of its underlying warrants. Refer to Note 1—Summary of Significant Accounting Policies, see the section titled Revision of Previously Issued Consolidated Financial Statements for Immaterial Adjustment for further information.
(2)The effect of an assumed exchange of the outstanding Preferred Units of Altus Midstream for shares of Class A Common Stock would have been anti-dilutive for the three months ended September 30, 2021 and the nine months ended September 30, 2020.
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
The Company bifurcated and recognized an embedded derivative associated with the Preferred Units related to the exchange option provided to the Preferred Unit holders under the terms of the Amended LPA. The valuation of the embedded derivative (using an income approach) is based on a range of factors, including expected future interest rates using the Black-Karasinski model, the Company’s imputed interest rate, interest rate volatility, the expected timing of periodic cash distributions, the estimated timing for the potential exercise of the exchange option, and anticipated dividend yields of the Preferred Units. The Company recorded an unrealized gain of $4.0 million and an unrealized loss of $3.5 million for the three months ended September 30, 2021 and 2020, respectively, and an unrealized gain of $18.5 million and an unrealized loss of $76.1 million for the nine months ended September 30, 2021 and 2020, respectively, which are recorded in “Unrealized derivative instrument gain (loss)” in the statement of consolidated operations. Altus has classified these recurring fair value measurements as Level 3 in the fair value hierarchy.
As of the September 30, 2021 valuation date, the Company used the forward B-rated Energy Bond Yield curve to develop the following key unobservable inputs used to value this embedded derivative:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at September 30, 2021	Valuation Technique	Significant Unobservable Inputs	Range/Value

	(In thousands)
Preferred Units Embedded Derivative	$120,522	Option Model	Altus Midstream Company’s Imputed Interest Rate	5.53-11.54%
			Interest Rate Volatility	38.03%
A one percent increase in the imputed interest rate assumption would significantly increase the value of the embedded derivative liability at September 30, 2021, while a one percent decrease would lead to a similar decrease in value as of September 30, 2021. The assumed expected timing until exercise of the exchange option at September 30, 2021 was 4.70 years.
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
The carrying value of the Company’s public warrants are recorded at fair value based on quoted market prices, a Level 1 fair value measurement. The carrying value of the Company’s private warrants are recorded at fair value determined using an option pricing model, a Level 3 fair value measurement, which is calculated based on key assumptions related to expected volatility of the Company’s common stock, an expected dividend yield, the remaining term of the warrants outstanding and the risk-free rate based on the U.S. Treasury yield curve in effect at the time of the valuation. These assumptions are estimated utilizing historical trends of the Company’s common stock, public warrants and other factors. The Company has recorded a liability of $0.7 million and $0.9 million as of September 30, 2021 and December 31, 2020, respectively, in “Other noncurrent liabilities” included in its consolidated balance sheet and approximately $0.7 million and $0.2 million of income for the three months ended September 30, 2021 and 2020, respectively, and $0.2 million and $1.7 million of income for the nine months ended September 30, 2021 and 2020, respectively, reflected as “Total other income (loss)” in its statement of consolidated operations related to the fair value changes of the underlying warrants.

The carrying amounts reported on the consolidated balance sheet for the Company’s remaining financial assets and liabilities approximate fair value due to their short-term nature. The carrying amount of Altus Midstream’s revolving credit facility approximates fair value because the interest rate is variable and reflective of market rates. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the nine months ended September 30, 2021 or year ended December 31, 2020.
14.    SUBSEQUENT EVENTS
Common Stock Dividend
On November 2, 2021, the Company’s Board of Directors declared a cash dividend of $1.50 per share on the Company’s Class A Common Stock, totaling $5.6 million, to be paid on December 30, 2021, to stockholders of record as of the close of business on November 30, 2021. The common stock dividend will be funded by a distribution from Altus Midstream to its common unitholders of $1.50 per Common Unit, totaling $24.4 million, of which $5.6 million is payable to the Company and the balance is payable to Apache.
Altus Midstream Company and BCP Raptor Holdco LP Business Combination
On October 21, 2021, the Company announced that it will combine with privately-owned BCP Raptor Holdco LP (BCP) in an all-stock transaction, pursuant to the Contribution Agreement dated as of that same date and entered into by and among ALTM, Altus Midstream, New BCP Raptor Holdco, LLC (the Contributor), and BCP (the Contribution Agreement). BCP is the parent company of EagleClaw Midstream, which includes EagleClaw Midstream Ventures, the Caprock Midstream and Pinnacle Midstream businesses, and a 26.7% interest in the Permian Highway Pipeline.
As consideration for the transaction, the Company will issue 50 million Class C common shares (and Altus Midstream will issue corresponding Common Units) to BCP’s unitholders, which are principally funds affiliated with Blackstone and I Squared Capital. The transaction is expected to close during the first quarter 2022 following completion of customary closing conditions, including approval by the Company’s shareholders and regulatory reviews.

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
The Company has no independent operations or material assets outside its ownership interest in Altus Midstream, which is reported on a consolidated basis. As of September 30, 2021, Altus Midstream’s assets included approximately 182 miles of in-service natural gas gathering pipelines, approximately 46 miles of residue gas pipelines with four market connections, and approximately 38 miles of NGL pipelines. Three cryogenic processing trains, each with nameplate capacity of 200 MMcf/d, were placed into service during 2019. Other assets include an NGL truck loading terminal with six Lease Automatic Custody Transfer units and eight NGL bullet tanks with 90,000 gallon capacity per tank. The Company’s existing gathering, processing, and transmission infrastructure is expected to provide capacity levels capable of fulfilling its midstream contracts to service Apache’s production from Alpine High and potential third-party customers.
As of September 30, 2021, the Company owns the following Equity Method Interest Pipelines:
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
On October 21, 2021, the Company announced that it will combine with privately-owned BCP in an all-stock transaction. BCP is the parent company of EagleClaw Midstream, which includes EagleClaw Midstream Ventures, the Caprock Midstream and Pinnacle Midstream businesses, and a 26.7% interest in the Permian Highway Pipeline.
As consideration for the transaction, the Company will issue 50 million Class C common shares (and Altus Midstream will issue corresponding Common Units) to BCP’s unitholders, which are principally funds affiliated with Blackstone and I Squared Capital. The transaction is expected to close during the first quarter 2022 following completion of customary closing conditions, including approval by the Company’s shareholders and regulatory reviews.
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
The current crisis, however, is still evolving and may become more severe and complex. The ultimate impact and the extent to which the COVID-19 pandemic will continue to affect the Company’s business, results of operation, and financial condition is difficult to predict and depends on numerous evolving factors outside Altus’ control, including the duration and scope of the pandemic, new and continuing government, social, business, and other actions taken in response to the pandemic, any additional waves of the virus, the mandate, availability, and ultimate efficacy of the vaccines on new variants of the virus, and the effect of the pandemic on short- and long-term general economic conditions. As a result, the COVID-19 pandemic may still materially and adversely affect Altus’ results in a manner that is either not currently known or that the Company does not currently consider to be a significant risk to its business. For additional information about the business risks relating to the COVID-19 pandemic, please refer to Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Altus Midstream Operational Metrics
The Company uses a variety of financial and operational metrics to assess the performance of its operations and growth compared to expected plan estimates. These metrics include:
•Throughput volumes and associated revenues;
•Costs and expenses; and
•Adjusted EBITDA (as defined below).
Throughput Volumes and Associated Revenues
The Company’s operating results are driven primarily by the volume of natural gas gathered, processed, compressed, and/or transmitted. For the periods presented, substantially all revenues were generated through fee-based agreements with Apache, a related party. The volumes of natural gas that Altus gathers or processes in future periods will depend on the production level of Apache’s assets in areas Altus services and any additional third-party service contracts or incremental use of Altus Midstream infrastructure resulting from the potential close of the business combination transaction with BCP discussed above. The Company’s assets were initially constructed to serve Apache’s anticipated development of Alpine High and its surrounding areas. As such, the amount and pace of upstream development activity by Apache could directly impact Altus’ aggregate gathering and processing volumes because the production rate of natural gas wells declines over time.
The Company entered into a new Gas Processing Agreement with Apache in October 2021, which superseded the prior agreement. The updated processing agreement contains modified gas processing fees for new volumes from future Apache drilling activities at Alpine High that are more consistent with current market practices. The circumstances that existed when the original agreement was signed have changed dramatically, and the updated terms may help to attract new business from both Apache, our existing customer, and third-party producers and midstream companies.
The Company remains focused on increasing third-party processing opportunities in addition to Alpine High, and other producers are developing oil and gas plays in surrounding areas that may provide Altus opportunities to enter into third-party processing and gathering agreements. Producers’ willingness to engage in new drilling is determined by a number of factors, all of which are affected by the COVID-19 pandemic, the most important of which are the prevailing and projected prices of oil, natural gas, and NGLs, the cost to drill and operate a well, the availability and cost of capital, and environmental and government regulations. Company management believes that its midstream assets are positioned in one of the most active regions for oil and gas exploration and development activities in the United States. The Company has actively pursued strategic alternatives for future growth, which culminated in the recently announced business combination with BCP, a midstream company that has existing commitments with various third-party customers.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020(1)	2021	2020(1)

	(In thousands)
Reconciliation of net income including noncontrolling interests to Adjusted EBITDA
Net income including noncontrolling interests	$49,689	$31,198	$146,019	$21,860
Add:
Financing costs, net of capitalized interest	2,674	413	7,887	978
Depreciation and accretion	4,085	4,008	12,094	11,984
Impairments	—	—	441	—
Unrealized derivative instrument loss	—	3,533	—	76,102
Equity method interests Adjusted EBITDA	50,109	29,952	138,405	81,869
Other	325	—	781	290
Less:
Gain on sale of assets	194	—	470	76
Unrealized derivative instrument gain	4,010	—	18,487	—
Income from equity method interests, net	32,479	15,987	82,633	47,541
Warrants valuation adjustment	664	209	222	1,668
Income tax benefit	—	—	—	696
Other	1	—	3	11
Adjusted EBITDA	$69,534	$52,908	$203,812	$143,091
(1)This period presented has been revised to reflect the Company’s fair value change of its underlying warrants. Refer to Note 1—Summary of Significant Accounting Policies, see the section titled Revision of Previously Issued Consolidated Financial Statements for Immaterial Adjustment for further information.

Results of Operations
The following table presents the Company’s results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020(1)	2021	2020(1)

	(In thousands)
REVENUES:
Midstream services revenue — affiliate	$34,548	$38,869	$98,544	$111,252
Product sales — third parties	—	1,303	5,743	1,900
Total revenues	34,548	40,172	104,287	113,152
COSTS AND EXPENSES:
Costs of product sales	—	1,177	5,344	1,693
Operations and maintenance	9,642	8,960	24,384	29,059
General and administrative	3,420	2,936	10,350	10,102
Depreciation and accretion	4,085	4,008	12,094	11,984
Impairments	—	—	441	—
Taxes other than income	2,811	4,143	10,431	10,933
Total costs and expenses	19,958	21,224	63,044	63,771
OPERATING INCOME	14,590	18,948	41,243	49,381
Unrealized derivative instrument gain (loss)	4,010	(3,533)	18,487	(76,102)
Income from equity method interests, net	32,479	15,987	82,633	47,541
Warrants valuation adjustment	664	209	222	1,668
Other	620	—	11,321	(346)
Total other income (loss)	37,773	12,663	112,663	(27,239)
Financing costs, net of capitalized interest	2,674	413	7,887	978
NET INCOME BEFORE INCOME TAXES	49,689	31,198	146,019	21,164
Current income tax benefit	—	—	—	(696)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	49,689	31,198	146,019	21,860
Net income attributable to Preferred Unit limited partners	29,166	19,332	72,662	56,358
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	20,523	11,866	73,357	(34,498)
Net income (loss) attributable to Apache limited partner	15,279	8,970	56,270	(28,361)
NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS	$5,244	$2,896	$17,087	$(6,137)
KEY PERFORMANCE METRICS:
Adjusted EBITDA(2)	$69,534	$52,908	$203,812	$143,091
OPERATING DATA:
Average throughput volumes of natural gas (MMcf/d)	452	531	447	514
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

Revenues
The following table summarizes the Company’s revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
REVENUES:
Midstream services revenue — affiliate	$34,548	$38,869	$98,544	$111,252
Product sales — third parties	—	1,303	5,743	1,900
Total revenues	$34,548	$40,172	$104,287	$113,152
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
Three months ended September 30, 2021 as compared to three months ended September 30, 2020
Midstream services revenue from affiliate decreased by $4.4 million to $34.5 million for the three months ended September 30, 2021, as compared to $38.9 million for the three months ended September 30, 2020. The decrease was primarily driven by lower throughput of natural gas volumes from Apache.
The $1.3 million in product sales revenues during the three months ended September 30, 2020 were generated from NGLs and condensates purchased and processed by Altus from a third party and subsequently sold to non-affiliated customers. No revenues from such sales occurred during the three months ended September 30, 2021.
Nine months ended September 30, 2021 as compared to nine months ended September 30, 2020
Midstream services revenue from affiliate decreased by $12.8 million to $98.5 million for the nine months ended September 30, 2021, as compared to $111.3 million for the nine months ended September 30, 2020. The decrease was primarily driven by lower throughput of natural gas volumes from Apache.
The $3.8 million increase in product sales revenues during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was driven by higher volumes of NGLs and condensates purchased and processed by Altus from a third party and subsequently sold to non-affiliated customers.

Costs and Expenses
The following table summarizes the Company’s costs and expenses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Costs of product sales	$—	$1,177	$5,344	$1,693
Operations and maintenance	9,642	8,960	24,384	29,059
General and administrative	3,420	2,936	10,350	10,102
Depreciation and accretion	4,085	4,008	12,094	11,984
Impairments	—	—	441	—
Taxes other than income	2,811	4,143	10,431	10,933
Total costs and expenses	$19,958	$21,224	$63,044	$63,771
Three months ended September 30, 2021 as compared to three months ended September 30, 2020
Costs of product sales
The $1.2 million in costs of product sales during the three months ended September 30, 2020 represent purchases of NGLs from a third-party, which were used to support the product sales to third parties discussed above. No costs of product sales were incurred during the three months ended September 30, 2021.
Operations and maintenance
Operations and maintenance expenses were consistent period over period, increasing by approximately $0.6 million to $9.6 million for the three months ended September 30, 2021, as compared to $9.0 million for the three months ended September 30, 2020.
General and administrative
G&A expense was consistent period over period, increasing by $0.5 million to $3.4 million for the three months ended September 30, 2021, as compared to $2.9 million for the three months ended September 30, 2020.
Taxes other than income
The decrease in taxes other than income was driven by ad valorem taxes, which decreased by $1.3 million to $2.7 million for the three months ended September 30, 2021, as compared to $4.1 million for the three months ended September 30, 2020. The $1.3 million overall decrease is primarily related to a decrease in tax assessed value for the Company’s property, plant, and equipment.
Nine months ended September 30, 2021 as compared to nine months ended September 30, 2020
Costs of product sales
The $3.7 million increase in costs of product sales during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was driven by higher volumes of purchases of NGLs from a third-party, which were used to support the product sales to third parties discussed above.
Operations and maintenance
Operations and maintenance expenses decreased by $4.7 million to $24.4 million for the nine months ended September 30, 2021, as compared to $29.1 million for the nine months ended September 30, 2020. This decrease was primarily driven by increased operational efficiency as a result of transitioning from mechanical refrigeration units to the Company’s centralized Diamond cryogenic complex. Work related to this transition was still being completed in the first half of 2020. The transition resulted in decreases in various costs, the most significant being contract labor, equipment rentals, and chemical expenses. These savings were partially offset by higher power costs and higher repair and maintenance expenses.

General and administrative
G&A expense was consistent period over period, increasing by $0.3 million to $10.4 million for the nine months ended September 30, 2021, as compared to $10.1 million for the nine months ended September 30, 2020.
Taxes other than income
The $0.5 million decrease in taxes other than income for the comparative periods was driven by ad valorem taxes, which decreased by $0.5 million to $10.2 million for the nine months ended September 30, 2021, as compared to $10.7 million for the nine months ended September 30, 2020.

Other Income (Loss) and Financing Costs, Net of Capitalized Interest
The components of other income, other loss and financing costs, net of capitalized interest are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020(1)	2021	2020(1)

	(In thousands)
Unrealized derivative instrument gain (loss)	$4,010	$(3,533)	$18,487	$(76,102)
Income from equity method interests, net	32,479	15,987	82,633	47,541
Warrants valuation adjustment	664	209	222	1,668
Other	620	—	11,321	(346)
Total other income (loss)	$37,773	$12,663	$112,663	$(27,239)

Interest expense	$2,382	$2,133	$7,012	$7,498
Amortization of deferred facility fees	292	292	875	857
Capitalized interest	—	(2,012)	—	(7,377)
Total Financing costs, net of capitalized interest	$2,674	$413	$7,887	$978
(1)This period presented has been revised to reflect the Company’s fair value change of its underlying warrants. Refer to Note 1—Summary of Significant Accounting Policies, see the section titled Revision of Previously Issued Consolidated Financial Statements for Immaterial Adjustment for further information.
Unrealized derivative instrument gain (loss)
During the three and nine months ended September 30, 2021, the Company recognized an unrealized derivative instrument gain of $4.0 million and $18.5 million, respectively, in relation to an embedded exchange option identified upon the issuance and sale of Series A Cumulative Redeemable Preferred Units (the Preferred Units). The unrealized loss related to this embedded feature was $3.5 million and $76.1 million for the three and nine months ended September 30, 2020, respectively. The associated derivative liability is recorded on the consolidated balance sheet at fair value. The fair value of the embedded derivative is determined (using an income approach) by a range of factors, including expected future interest rates using the Black-Karasinski model, interest rate volatility, the Company’s imputed interest rate, the expected timing of periodic cash distributions, the estimated timing for the potential exercise of the exchange option, and anticipated dividend yields of the Preferred Units. The value of the derivative during the three and nine months ended September 30, 2021 was primarily impacted by expected future interest rates. Refer to Note 13—Fair Value Measurements within Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for further discussion.
Income from equity method interests, net
Income from equity method interests increased $16.5 million and $35.1 million for the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020. The increase was primarily due to the Company’s 26.7 percent share of net income from the Permian Highway Pipeline which commenced service in January 2021.

Other Income
In 2020, the Company entered into a contract with a provider to supply the Company with electrical power. If the Company does not utilize all of its fixed purchase volumes under this contract, then it will receive a credit based on a market rate for the related underutilization. In February 2021, in conjunction with increased power pricing due to the Texas freeze event and underutilization of contractual electricity volumes, the Company recognized an estimated credit of approximately $9.7 million for the nine months ended September 30, 2021. No credits were recognized for the three months ended September 30, 2021 or for the three and nine months ended September 30, 2020.
Financing costs, net of capitalized interest
Financing costs incurred, net of capitalized interest, includes increases in interest expense not eligible to have interest capitalized related to balances drawn on Altus Midstream’s credit facility throughout the current quarter. The changes to gross interest expense for the periods presented was insignificant.
Key Performance Metric—EBITDA
Three months ended September 30, 2021 as compared to three months ended September 30, 2020
Net income before income taxes was $49.7 million for the three months ended September 30, 2021, an increase of $18.5 million from net income before income taxes of $31.2 million for the three months ended September 30, 2020. The increase in net income before income taxes was primarily driven by a $16.5 million increase in income from the Equity Method Interest Pipelines, a $7.5 million decrease to expense related to the fair value measurement of an embedded derivative at September 30, 2021, and a $2.4 million net decrease of various other individually insignificant costs. The increases to net income were offset by a $5.6 million decrease in total revenues and a $2.3 million increase in interest expense.
Adjusted EBITDA increased by $16.6 million for the three months ended September 30, 2021 compared to the prior year period. Adjusted EBITDA, which excludes the impacts of depreciation, accretion, impairments, interest expense, and the changes to the embedded derivative noted above, benefited from an incremental $3.7 million increase, primarily driven by Permian Highway Pipeline being placed in service in January 2021.
Nine months ended September 30, 2021 as compared to nine months ended September 30, 2020
Net income before income taxes was $146.0 million for the nine months ended September 30, 2021, an increase of $124.8 million from net income before income taxes of $21.2 million for the nine months ended September 30, 2020. The increase in net income before income taxes was primarily driven by a $94.6 million decrease to expense related to the fair value measurement of an embedded derivative at September 30, 2021, a $35.1 million increase in income from the Equity Method Interest Pipelines, an $11.8 million increase of other income primarily related to a power credit, and a $4.7 million decrease in operations and maintenance expenses. The increases to net income were offset by an $8.9 million decrease in total revenue, a $3.7 million increase in costs of product of sales, a $6.9 million increase in interest expense, and a $1.8 million net increase of various other costs.
Adjusted EBITDA increased by $60.7 million for the nine months ended September 30, 2021 compared to the prior year period. Adjusted EBITDA, which excludes the impacts of depreciation, accretion, impairments, interest expense, and the changes to the embedded derivative noted above, benefited from an incremental $21.4 million increase, primarily due to Permian Highway Pipeline being placed in service in January 2021. This amount was further benefited by an insignificant decrease, in the aggregate, of $1.6 million of various other costs of the Company.
For additional information, see the section titled Altus Midstream Operational Metrics—Adjusted EBITDA above.

Capital Resources and Liquidity
The Company’s primary use of capital since inception has been for the initial construction of gathering and processing assets, as well as the acquisition of the Equity Method Interest Pipelines and associated subsequent construction costs. For 2021, the Company’s primary capital spending requirements are anticipated to be related to equity contributions associated with its proportionate share of capital calls relating to the Equity Method Interest Pipelines, and the Company’s payment of a quarterly cash dividend on its Class A common stock as may be declared by its Board of Directors.
During the nine months ended September 30, 2021, the Company’s primary sources of cash were distributions from the Equity Method Interest Pipelines, borrowings under the revolving credit facility, and cash generated from operations. Based on Altus’ current financial plan and related assumptions, the Company believes that cash from operations, a reduced capital program for its midstream infrastructure, and distributions from the Equity Method Interest Pipelines will generate cash flows in excess of capital expenditures and the amount required to fund the Company’s planned quarterly dividend during 2021.
Given recent crude oil price volatility and uncertain economic activity resulting from the COVID-19 pandemic and related governmental actions, the Company continues to monitor expected natural gas throughput volumes from Apache and capacity utilization of the Equity Method Interest Pipelines. Further, as noted above, the Company recently announced approval of a business combination with BCP. Given pending business combination, together with the recent price volatility and continuing economic uncertainty related to COVID-19, future projections remain dynamic. Altus’ results, including projections related to capital resources and liquidity, could be materially affected by the continuing COVID-19 pandemic and the effects of the business combination if closed.
Altus Midstream Capital Requirements
During the nine months ended September 30, 2021 and 2020, capital spending for midstream infrastructure assets totaled $3.3 million and $29.5 million, respectively. Management believes its existing gathering, processing, and transmission infrastructure capacity is capable of fulfilling its midstream contracts to service Apache’s production from Alpine High and any additional third-party customers. As such, the Company expects remaining capital requirements for its existing infrastructure assets during 2021 to be minimal.
Additionally, during the nine months ended September 30, 2021 and 2020, the Company made cash contributions totaling $27.3 million and $286.2 million, respectively, to the Equity Method Interest Pipelines, which includes the following equity interest ownership stakes:
•a 16.0 percent interest in GCX;
•a 15.0 percent interest in EPIC;
•an approximate 26.7 percent interest in PHP; and
•a 33.0 percent interest in Shin Oak.
The Company estimates it will incur minimal capital contributions of between $2 million to $4 million for its equity interest in these joint venture pipelines for the remainder of 2021. The Company anticipates its existing capital resources will be sufficient to fund the Company’s future capital expenditures for the Equity Method Interest Pipelines and the Company’ existing infrastructure assets. For further information on the Equity Method Interest Pipelines, refer to Note 8—Equity Method Interests in the Notes to Consolidated Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q.
Altus Midstream Class A Common Stock Dividend and Common Units Distributions
In the first, second, and third quarters of 2021, the Company made payments of $24.4 million, per quarter, related to its quarterly dividend program. For more information please refer to Note 2—Transactions with Affiliates and Note 9—Equity in the Notes to Consolidated Financial Statements set forth in Part I, of this Quarterly Report on Form 10-Q.
On November 2, 2021, the Company’s Board of Directors declared a cash dividend of $1.50 per share on the Company’s Class A Common Stock, totaling $5.6 million, to be paid on December 30, 2021, to stockholders of record as of the close of business on November 30, 2021. The Class A Common Stock dividend will be funded by a distribution from Altus Midstream to its common unitholders of $1.50 per Common Unit, totaling $24.4 million, of which $5.6 million is payable to the Company and the balance is payable to Apache.

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

Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented.

	For the Nine Months Ended September 30,
	2021	2020

	(In thousands)
Sources of cash and cash equivalents:
Proceeds from revolving credit facility	$33,000	$184,000
Proceeds from sale of assets	1,687	7,629
Capital distributions from equity method interests	30,051	14,235
Net cash provided by operating activities	158,395	137,447
Total Sources of Cash and Cash Equivalents	223,133	343,311
Uses of cash and cash equivalents:
Capital expenditures(1)	(3,268)	(29,540)
Distributions paid to Preferred Unit limited partners	(34,686)	(11,562)
Distributions paid to Apache limited partner	(56,250)	—
Dividends paid	(16,859)	—
Contributions to equity method interests	(27,270)	(286,227)
Finance lease payments	—	(11,789)
Deferred facility fees	—	(816)
Capitalized interest paid	—	(7,377)
Total Uses of Cash and Cash Equivalents	(138,333)	(347,311)
Increase (decrease) in cash and cash equivalents	$84,800	$(4,000)
(1)The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this document, which include accruals.
Liquidity
The following table presents a summary of the Company’s key financial indicators at the dates presented:

	September 30, 2021	December 31, 2020

	(In thousands)
Cash and cash equivalents	$108,988	$24,188
Total debt	657,000	624,000
Available committed borrowing capacity	141,000	176,000
Cash and cash equivalents
As of September 30, 2021 and December 31, 2020, the Company had $109.0 million and $24.2 million, respectively, in cash and cash equivalents. The majority of the cash is invested in highly liquid, investment-grade instruments with maturities of three months or less at the time of purchase.

Total Debt and Available credit facilities
In November 2018, Altus Midstream entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream’s two, one-year extension options). The agreement for this revolving credit facility, as amended (the Amended Credit Agreement), provides aggregate commitments from a syndicate of banks of $800.0 million. The aggregate commitments include a letter of credit subfacility of up to $100.0 million and a swingline loan subfacility of up to $100.0 million. Altus Midstream may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of September 30, 2021, there were $657.0 million of borrowings and a $2.0 million of letter of credit outstanding under this facility. As of December 31, 2020, there were $624.0 million of borrowings and no letters of credit were outstanding under this facility.
Altus Midstream’s revolving credit facility is unsecured and is not guaranteed by the Company, Apache, APA Corporation or any of their respective subsidiaries.
At Altus Midstream’s option, the interest rate per annum for borrowings under this amended credit facility is either a base rate, as defined, plus a margin, or the London Interbank Offered Rate (LIBOR), plus a margin. Altus Midstream also pays quarterly a facility fee at a rate per annum on total commitments. The margins and the facility fee vary based upon (i) the Leverage Ratio (as defined below) until Altus Midstream has a senior long-term debt rating and (ii) such senior long-term debt rating once it exists. The Leverage Ratio is the ratio of (1) the consolidated indebtedness of Altus Midstream and its restricted subsidiaries to (2) EBITDA (as defined in the Amended Credit Agreement) of Altus Midstream and its restricted subsidiaries for the 12-month period ending immediately before the determination date. At September 30, 2021, the base rate margin was 0.05 percent, the LIBOR margin was 1.05 percent, and the facility fee was 0.20 percent. In addition, a commission is payable quarterly to the lenders on the face amount of each outstanding letter of credit at a per annum rate equal to the LIBOR margin then in effect. Customary letter of credit fronting fees and other charges are payable to issuing banks.
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
Altus Midstream also is subject to a financial covenant under the Amended Credit Agreement, which requires it to maintain a Leverage Ratio not exceeding 5.00:1.00 at the end of any fiscal quarter, starting with the quarter ended December 31, 2019, except that during the period of up to one year following a qualified acquisition, the Leverage Ratio cannot exceed 5.50:1.00 at the end of any fiscal quarter. Unless the Leverage Ratio is less than or equal to 4.00:1.00, the Amended Credit Agreement limits distributions in respect of Altus Midstream LP’s capital to $30 million per calendar year until either (i) the consolidated net income of Altus Midstream LP and its restricted subsidiaries, as adjusted pursuant to the Amended Credit Agreement, for three consecutive calendar months equals or exceeds $350.0 million on an annualized basis or (ii) Altus Midstream LP has a specified senior long-term debt rating; in addition, before the occurrence of one of those two events, the Leverage Ratio must be less than or equal to 5.00:1.00. In no event can any distribution be made that would, after giving effect to it on a pro forma basis, result in a Leverage Ratio greater than (i) 5.00:1.00 or (ii) for a specified period after a qualifying acquisition, 5.50:1.00. The Leverage Ratio as of September 30, 2021 was less than 4.00:1.00.
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
There are no clauses in the Amended Credit Agreement that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes. The Amended Credit Agreement has no drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreement allows the lenders to accelerate payment maturity and terminate lending and issuance commitments for nonpayment and other breaches, and if Altus Midstream or any of its restricted subsidiaries defaults on other indebtedness in excess of the stated threshold, is insolvent, or has any unpaid, non-appealable judgment against it for payment of money in excess of the stated threshold. Lenders may also accelerate payment maturity and terminate lending and issuance commitments if Altus Midstream undergoes a specified change in control or has specified pension plan liabilities in excess of the stated threshold. Altus Midstream was in compliance with the terms of the Amended Credit Agreement as of September 30, 2021.

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
Interest Rate Risk
At September 30, 2021, Altus Midstream had $657.0 million of proceeds drawn on its revolving credit facility. The interest rate for the facility is variable, which exposes the Company to the risk of increased interest expense in the event of increases to short-term interest rates. If interest rates increased by 1.0 percent, the Company’s annual consolidated interest expense would have increased by approximately $1.7 million for the quarter ended September 30, 2021. Accordingly, results of operations, cash flows, financial condition, and the ability to make cash distributions could be adversely affected by significant increases in interest rates. Altus currently has no interest rate derivative instruments outstanding, but the Company continues to monitor its interest rate exposure and may enter into interest rate derivative instruments in the future if it determines that it is necessary to invest in such instruments in order to mitigate its interest rate risk.
Credit Risk
The Company is subject to credit risk resulting from nonpayment or nonperformance by, or the insolvency or liquidation of, Apache or third-party customers. Any increase in the nonpayment and nonperformance by, or the insolvency or liquidation of, the Company’s customers could adversely affect the Company’s results of operations.

ITEM 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and the Company’s Chief Financial Officer and Treasurer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
The Company periodically reviews the design and effectiveness of its disclosure controls, including compliance with various laws and regulations that apply to operations. The Company makes modifications to improve the design and effectiveness of its disclosure controls, and may take other corrective action, if the Company’s reviews identify deficiencies or weaknesses in its controls.
To address the previously reported material weakness in internal control over financial reporting as disclosed in Part I, Item 4 of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021 and as described in Note 1—Summary of Significant Accounting Policies—Revision of Previously Issued Consolidated Financial Statements for Immaterial Adjustment in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Company implemented additional review procedures, additional training, and enhancements to the accounting policy related to the accounting for equity and liability instruments (including those with warrants) to determine proper accounting in accordance with GAAP. Based on the actions taken, as well as the evaluation of the design of the new controls, the Company determined that the material weakness has been remediated as of September 30, 2021.

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
ITEM 1A. RISK FACTORS
Please refer to Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Risks Related to the Transactions Contemplated by the Contribution Agreement
Failure to complete, or significant delays in completing, the transactions could negatively affect the trading price of the Company’s Class A Common Stock and its future business and financial results.
Completion of the transactions is not assured and is subject to risks, including the risks that approval of the issuance of the equity consideration by the Company’s stockholders or approval of the transactions by governmental agencies is not obtained or that other closing conditions are not satisfied. If the transactions are not completed, or if there are significant delays in completing the transactions, the trading price of the Company’s Class A Common Stock and its future business and financial results could be negatively affected, and the Company will be subject to several risks, including the following:
•the Company may be liable for damages to Contributor under the terms of the Contribution Agreement;
•negative reactions from the financial markets, including a decline in the trading price of the Company’s Class A Common Stock due to the fact that current prices may reflect a market assumption that the transactions will be completed;
•having to pay certain significant costs relating to the transactions, including, in certain circumstances, a termination fee to Contributor; and
•the attention of the Company’s management will have been diverted to the transactions rather than the Company’s own operations and pursuit of other opportunities that could have been beneficial to it.
The pendency of the transactions could materially adversely affect the Company’s future business and operations or result in a loss of personnel.
Uncertainty about the effect of the transactions on personnel, customers, and suppliers may have an adverse effect on the Company’s business. These uncertainties may impair the ability to attract, retain, and motivate key personnel of Apache providing services to Altus pursuant to the COMA until the transactions are consummated and for a period of time thereafter, and could cause customers, suppliers, and others who deal with the Company to change their existing business relationships, which could negatively affect the Company’s revenues, earnings, and cash flows, as well as the market price of the Company’s Class A Common Stock, regardless of whether the transactions are completed. Retention of personnel may be particularly challenging during the pendency of the transactions because personnel may experience uncertainty about their future roles with the combined company. If, despite retention efforts, key personnel depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with or join the combined company, the Company’s business could be seriously harmed. Similar risks could affect BCP and, therefore, the combined company if the transactions are completed.
The Contribution Agreement includes restrictions relating to the conduct of the Company’s business while the transactions are pending, which could adversely affect the Company’s business and operations.
Under the terms of the Contribution Agreement, the Company is subject to certain restrictions on the conduct of its business prior to completing the transactions, which may adversely affect its ability to execute certain of its business strategies, including, subject to certain exceptions, restrictions on the acquisition or disposition of assets, the incurrence capital expenditures, the entry into contracts, the incurrence of indebtedness, or the settlement of claims and lawsuits, unless the Company obtains the prior written consent of Contributor. Such limitations could negatively affect the Company’s business and operations prior to the completion of the transactions.

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

2.2†	–
Contribution Agreement, dated October 21, 2021, by and among Altus Midstream Company, Altus Midstream LP, New BCP Raptor Holdco, LLC, and BCP Raptor Holdco, LP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 21, 2021, SEC File No. 001-38048).

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

3.3	–	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed on March 7, 2017, SEC File No. 333-216514).
10.1†‡	–
Gas Processing Agreement, dated effective September 1, 2021, by and between Apache Corporation and Altus Midstream Processing LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 14, 2021, SEC File No. 001-38048).

31.1*	–	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	–	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	–	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.
101*	–	The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income (Loss), (iii) Consolidated Balance Sheet, (iv) Statement of Consolidated Cash Flows, (v) Statement of Consolidated Changes in Equity and Noncontrolling Interests, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
101.SCH*	–	Inline XBRL Taxonomy Schema Document.
101.CAL*	–	Inline XBRL Calculation Linkbase Document.
101.DEF*	–	Inline XBRL Definition Linkbase Document.
101.LAB*	–	Inline XBRL Label Linkbase Document.
101.PRE*	–	Inline XBRL Presentation Linkbase Document.
104*	–	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
** Furnished herewith.
*** Schedules and exhibits to this Exhibit have been omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
† Portions of this Exhibit have been omitted, pursuant to Regulation S-K Item 601(b)(10)(iv), because the omitted information is both not material and is the type that the Company treats as private or confidential. Schedules and exhibits to this Exhibit have been omitted, pursuant to Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

‡ Portions of this Exhibit have been omitted, pursuant to Regulation S-K Item 601(b)(10)(iv), because the omitted information is both not material and is the type that the Company treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ALTUS MIDSTREAM COMPANY

Dated:	November 4, 2021	/s/ Ben C. Rodgers
Ben C. Rodgers
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated:	November 4, 2021	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)