Form 10-K
period 2021-12-31
Altus Midstream Co
filed 2022-02-22
CIK 1692787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2021	$219,150,084
Number of shares of registrant’s Class A common stock, $0.0001 issued and outstanding as of January 31, 2022	16,246,460
Number of shares of registrant’s Class C common stock, $0.0001 issued and outstanding as of January 31, 2022	—
Documents Incorporated By Reference
Portions of registrant’s proxy statement relating to registrant’s 2021 annual meeting of stockholders have been incorporated by reference in Part II and Part III of this Annual Report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS AND RISK

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the Company’s examination of historical operating trends, production and growth forecasts of Apache Corporation’s Alpine High field development and other data in the Company’s possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “might,” “outlook,” “possibly,” “potential,” “prospect,” “should,” “would,” or similar terminology, but the absence of these words does not mean that a statement is not forward looking. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable under the circumstances, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, its assumptions about:
•the ability of Altus and the Contributed Entities (as defined herein) to consummate the BCP Business Combination (as defined herein);
•the timing of the consummation of the BCP Business Combination;
•the ability of Altus to integrate the Contributed Entities’ operations and achieve or realize any anticipated benefits, savings, or growth from the BCP Business Combination;
•the scope, duration, and reoccurrence of any epidemics or pandemics (including, specifically, the coronavirus disease 2019 (COVID-19) pandemic and any related variants) and the actions taken by third parties, including, but not limited to, governmental authorities, customers, contractors, and suppliers, in response to such epidemics or pandemics;
•the mandate, availability, and effectiveness of vaccine programs and other therapeutics related to the treatment of COVID-19;
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
•the impact of political pressure, and the influence of environmental groups and other stakeholders, on decisions and policies related to the industries in which the Company and its affiliates operate;
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
On August 3, 2018, Altus Midstream LP was formed in Delaware as a limited partnership and wholly-owned subsidiary of the Company. On August 8, 2018, KAAC and Altus Midstream LP entered into a contribution agreement (the Altus Contribution Agreement) with certain wholly-owned subsidiaries of Apache Corporation (Apache), including four Delaware limited partnerships (collectively, Altus Midstream Operating) and their general partner (Altus Midstream Subsidiary GP LLC, a Delaware limited liability company, and together with Altus Midstream Operating, the Altus Midstream Entities). The Altus Midstream Entities were formed by Apache between May 2016 and January 2017 for the purpose of acquiring, developing, and operating midstream oil and gas assets in the Alpine High resource play and surrounding areas (Alpine High).
On November 9, 2018 (the Closing Date) and pursuant to the terms of the Altus Contribution Agreement, KAAC acquired from Apache the entire equity interests of the Altus Midstream Entities and options to acquire equity interests in five separate third-party pipeline projects (the Pipeline Options). The acquisition of the entities and the Pipeline Options is referred to herein as the Altus Combination. In exchange, the consideration provided to Apache included economic voting and non-economic voting shares in KAAC and common partnership units representing limited partner interests in Altus Midstream LP (Common Units).
Following the Closing Date and in connection with the closing of the Altus Combination:
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
•Altus Midstream Company held approximately 23.1 percent of the outstanding Common Units and a controlling interest in Altus Midstream LP and Apache held the remaining 76.9 percent; and
•Altus Midstream Company’s Class A common stock, $0.0001 par value (Class A Common Stock), continued trading on the Nasdaq under the new symbol “ALTM.”
For further information on Altus’ equity structure, refer to Note 10—Equity and Warrants set forth in Part IV, Item 15 of this Annual Report on Form 10-K.
Business Combination with BCP
On October 21, 2021, the Company announced that it will combine with privately-owned BCP Raptor Holdco LP (BCP and, together with BCP Raptor Holdco GP, LLC, the Contributed Entities) in an all-stock transaction, pursuant to the Contribution Agreement dated as of that same date and entered into by and among Altus, Altus Midstream LP (the Partnership), New BCP Raptor Holdco, LLC (the Contributor), and BCP (the BCP Contribution Agreement). The combination creates an integrated midstream company in the Texas Delaware Basin offering services for residue gas, NGLs, crude oil and water. There are numerous expected commercial and financial synergies generated from the complementary midstream systems and enhanced scale of the business. The combined business will have a more diversified asset profile and customer base, with a lower risk profile than either entity on a stand-alone basis. BCP is the parent company of EagleClaw Midstream, which includes EagleClaw Midstream Ventures, the Caprock Midstream and Pinnacle Midstream businesses, and a 26.7 percent interest in the Permian Highway Pipeline. Pursuant to the BCP Contribution Agreement, Contributor will contribute all of the equity interests of the Contributed Entities (the Contributed Interests) to the Partnership, with each Contributed Entity becoming a wholly-owned subsidiary of the Partnership (the BCP Business Combination).

As consideration for the contribution of the Contributed Interests, the Company will issue 50 million shares of Class C Common Stock (and Altus Midstream LP will issue a corresponding number of Common Units) to BCP’s unitholders, which are principally funds affiliated with Blackstone and I Squared Capital. The transaction is expected to close during the first quarter of 2022 following completion of customary closing conditions.
As a result of the transaction, the Company’s current stockholders will continue to hold their shares of Class A Common Stock and Class C Common Stock (collectively, Altus Common Stock), and Contributor or its designees will collectively own approximately 75% of the issued and outstanding shares of Altus Common Stock. Apache Midstream LLC, a wholly-owned subsidiary of APA Corporation, which currently owns approximately 79% of the issued and outstanding shares of Altus Common Stock, will own approximately 20% of the issued and outstanding shares of Altus Common Stock, and the remaining current stockholders will own approximately 5% of the issued and outstanding shares of Altus Common Stock.
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
Assets of Altus Midstream
As of December 31, 2021, Altus Midstream’s assets included approximately 182 miles of in-service natural gas gathering pipelines, approximately 46 miles of residue gas pipelines with four market connections, and approximately 38 miles of NGL pipelines. Three cryogenic processing trains, each with nameplate capacity of 200 MMcf/d, were placed into service during 2019. Other assets include an NGL truck loading terminal with six Lease Automatic Custody Transfer units and eight NGL bullet tanks with 90,000 gallon capacity per tank. The Company’s existing gathering, processing, and transmission infrastructure is expected to provide capacity levels capable of fulfilling its midstream contracts to service Apache’s production from Alpine High and potential third-party customers as market activity in the area continues to develop.
Equity Method Interest Pipelines
As of December 31, 2021, the Company owned equity interests in four Equity Method Interest Pipelines. Each Equity Method Interest Pipeline is operated by a third-party limited liability entity, as further described below. For a more in-depth discussion of the estimated capital resources, liquidity, and timing associated with each Equity Method Interest Pipeline, please see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part IV, Item 15, Note 9—Equity Method Interests, set forth in this Annual Report on Form 10-K.
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
Altus’ Relationship with Apache
About Apache
Apache is an independent energy company that explores for, develops, and produces natural gas, crude oil, and NGLs. As a result of the Altus Combination, Apache is the largest single owner of the Company’s voting common stock and also has an approximate 76.9 percent noncontrolling interest in Altus Midstream.
Additionally, as a result of the Altus Combination, Apache received certain equity instruments, which may impact its ownership and the ownership interest of Altus Midstream LP’s limited partners. For further information on the consideration received by Apache, please refer to Note 10—Equity and Warrants, within Part IV, Item 15 of this Annual Report on Form 10-K.
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
This reduced investment level prompted Altus management to assess its long-lived infrastructure assets for impairment given the expected reduction to future throughput volumes. As a result of this assessment, Altus recorded impairments on its gathering, processing, and transmission assets in the fourth quarter of 2019. For further discussion of these impairments, please see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1—Summary of Significant Accounting Policies and Note 4—Property, Plant, and Equipment in the Notes to Consolidated Financial Statements, each included within Part IV, Item 15 of this Annual Report on Form 10-K.

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
In addition, Apache agreed that any gas produced from Apache-operated wells located within the dedication area that is owned by other working interest owners and royalty owners is dedicated to Altus Midstream, so long as Apache has the right to market such gas. The agreements, with the exception of the Gas Processing Agreement, are effective for primary terms beginning on July 1, 2018 and ending March 31, 2032. The primary term will automatically extend for two five-year periods unless Apache provides at least nine months’ prior written notice of its election not to extend the primary term. The covenants under the agreements are intended to run with the land and will be binding on any transferee of the interests within the dedicated area. The Company entered into a new Gas Processing Agreement with Apache with an effective date of September 1, 2021, which superseded the prior agreement. The contractual periods documented above, other than the effective date of the new Gas Processing Agreement, remain unchanged.
During 2020, Altus Midstream entered into separate agreements to provide compressor maintenance, operations, and related services to Apache for a fixed monthly fee per compressor serviced. Please refer to Note 3—Revenue Recognition set forth in Part IV, Item 15 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
Operational Services Agreement
Prior to the Altus Combination, Apache provided operations, maintenance, and management services to Altus Midstream Operating, pursuant to an agreement hereby referred to as the “Services Agreement.” In accordance with the terms of the Services Agreement, Apache received a fixed fee per month for its overhead and indirect costs incurred on behalf of Altus Midstream Operating. Altus Midstream Operating had no banking or cash management activities prior to the Altus Combination, and therefore, all costs incurred by Altus Midstream Operating were paid by Apache. In connection with the closing of the Altus Combination, the Services Agreement was superseded by the COMA (as defined below).
Construction, Operations, and Maintenance Agreement
In connection with the closing of the Altus Combination, the Company entered into a construction, operations, and maintenance agreement with Apache (the COMA), pursuant to which Apache provides certain services related to the design, development, construction, operation, management, and maintenance of the Company’s assets, on the Company’s behalf.
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
The COMA will continue to be effective until terminated (i) upon the mutual consent of Altus and Apache, (ii) by either of Altus and Apache, at its respective option, upon 30 days’ prior written notice in the event Apache or an affiliate no longer owns a direct or indirect interest in at least 50 percent of the voting or other equity securities of Altus, or (iii) by Altus if Apache fails to perform any of its covenants or obligations due to willful misconduct of certain key personnel and such failure has a material adverse financial impact on Altus. The Company anticipates that the COMA will be terminated upon closing of the BCP Business Combination.
Purchase Rights and Restrictive Covenants Agreement
At the closing of the Altus Combination, Altus and Apache entered into a purchase rights and restrictive covenants agreement (the Purchase Rights and Restrictive Covenants Agreement). Under the Purchase Rights and Restrictive Covenants Agreement, until the later of the five-year anniversary of the Closing Date or the date on which Apache and its affiliates cease to own a majority of the Company’s voting common stock, Apache is obligated to provide the Company with (i) the first right to pursue any opportunity (including any expansion opportunities) of Apache to acquire or invest, directly or indirectly (including equity interests), in any midstream assets or participate in any midstream opportunities located, in whole or part, within an area covering approximately 1.7 million acres in Reeves, Pecos, Brewster, Culberson, and Jeff Davis Counties in Texas, and (ii) a right of first offer on certain retained midstream assets of Apache.
Amended and Restated Agreement of Limited Partnership of Altus Midstream
At the closing of the Altus Combination, the Company, Altus Midstream GP, and Apache entered into an amended and restated agreement of limited partnership of Altus Midstream LP, which was further amended in June 2019 pursuant to a second amended and restated agreement of limited partnership of Altus Midstream LP (the Amended LPA). Altus Midstream GP is the sole general partner of Altus Midstream LP and is ultimately responsible for all operational and administrative decisions of Altus Midstream including the day-to-day management of its business. Altus Midstream GP cannot be removed as the general partner of Altus Midstream LP except by its election and, subject to limited exceptions, may not transfer or assign its general partner interest. The Amended LPA contains certain provisions intended to ensure that a one-to-one ratio is maintained, at all times and subject only to limited exceptions, between (i) the number of outstanding shares of Class A Common Stock, and the number of Common Units held by Altus and (ii) the number of outstanding shares of Class C common stock $0.0001 par value (Class C Common Stock), and the number of Common Units held by any holder other than Altus.

On June 12, 2019, Altus Midstream LP issued and sold Series A Cumulative Redeemable Preferred Units (the Preferred Units) in a private offering. Concurrently, the Preferred Units were established as a new class of partnership unit representing limited partner interests in Altus Midstream LP pursuant to the terms of the Amended LPA, and the purchasers were admitted as limited partners of Altus Midstream LP. For further details on the terms of the Preferred Units and the rights of the holders thereof, refer to Note 11—Series A Cumulative Redeemable Preferred Units, within Part IV, Item 15 of this Annual Report on Form 10-K.
Lease Agreements
Concurrent with the closing of the Altus Combination, Altus Midstream entered into an operating lease agreement with Apache, relating to the use of certain office buildings, warehouse, and storage facilities located in Reeves County, Texas (the Lease Agreement). Under the terms of the Lease Agreement, Altus Midstream pays to Apache on a monthly basis the sum of (i) a base rental charge of $44,500 and (ii) an amount based on Apache’s estimate of the annual costs it shall incur in connection with the ownership, operation, repair, and/or maintenance of the facilities. Unpaid amounts accrue interest until settled. The initial term of the Lease Agreement is four years and may be extended by Altus Midstream for three additional, consecutive periods of twenty-four months. To accommodate Altus Midstream’s desire to vacate the leased premises, the Lease Agreement was amended in July 2020 to provide for its termination with respect to all or any portion of the leased premises which Apache may sell, with a pro rata rent reduction if Apache sells less than all of the leased premises.
In 2020 and 2021, Altus Midstream entered into various operating lease agreements with Apache related to the use of certain of Altus Midstream’s compressors. Under the terms of the agreement, Apache pays Altus Midstream fixed monthly lease payments, which are recorded as “Other” in the Company’s consolidated statement of operations. The lease agreements have an initial term of thirty months and automatically extend on a month-to-month basis unless either party cancels the agreement. The Company recorded income related to these agreements of $1.6 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively. Altus also earns a monthly fee to operate and maintain the compressors under lease. Refer to Note 3—Revenue Recognition for further discussion.
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
RISKS RELATED TO THE BCP BUSINESS COMBINATION
Failure to complete, or significant delays in completing, the BCP Business Combination could negatively affect the trading price of the Class A Common Stock and Altus’ future business and financial results.

Completion of the BCP Business Combination is not assured and is subject to risks, including the risks that approval of the issuance of the equity consideration by Altus’ stockholders or approval of the transaction by governmental agencies is not obtained or that other closing conditions are not satisfied. If the transaction is not completed, or if there are significant delays in completing the transaction, the trading price of the Class A Common Stock and Altus’ future business and financial results could be negatively affected, and the Company will be subject to several risks, including the following:

•Altus may be liable for damages to Contributor under the terms of the BCP Contribution Agreement;
•negative reactions from the financial markets, including a decline in the trading price of the Class A Common Stock due to the fact that current prices may reflect a market assumption that the transaction will be completed;
•having to pay certain significant costs relating to the transaction, including, in certain circumstances, a termination fee to Contributor; and
•the attention of Altus’ management will have been diverted to the transaction rather than Altus’ own operations and pursuit of other opportunities that could have been beneficial to it.

The pendency of the BCP Business Combination could materially adversely affect the Company’s future business and operations or result in a loss of personnel.

Uncertainty about the effect of the BCP Business Combination on personnel, customers, and suppliers may have an adverse effect on the Company’s business. These uncertainties may impair the ability to attract, retain, and motivate key personnel of Apache providing services to Altus pursuant to the COMA until the transactions are consummated and for a period of time thereafter, and could cause customers, suppliers, and others who deal with the Company to change their existing business relationships, which could negatively affect the Company’s revenues, earnings, and cash flows, as well as the market price of the Company’s Class A Common Stock, regardless of whether the transactions are completed. Retention of personnel may be particularly challenging during the pendency of the transactions because personnel may experience uncertainty about their future roles with the combined company. If, despite retention efforts, key personnel depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with or join the combined company, the Company’s business could be seriously harmed. Similar risks could affect BCP and, therefore, the combined company if the transactions are completed.

The BCP Contribution Agreement includes restrictions relating to the conduct of the Company’s business while the transactions are pending, which could adversely affect the Company’s business and operations.

Under the terms of the BCP Contribution Agreement, the Company is subject to certain restrictions on the conduct of its business prior to completing the transactions, which may adversely affect its ability to execute certain of its business strategies, including, subject to certain exceptions, restrictions on the acquisition or disposition of assets, the incurrence of capital expenditures, the entry into contracts, the incurrence of indebtedness, or the settlement of claims and lawsuits, unless the Company obtains the prior written consent of Contributor. Such limitations could negatively affect the Company’s business and operations prior to the completion of the transactions.

The failure to successfully integrate the business and operations of the Contributed Entities in the expected time frame may adversely affect Altus’ future results.

Altus believes that the acquisition of the Contributed Entities will result in certain benefits, including certain cost synergies and operational efficiencies. However, to realize these anticipated benefits, the businesses of Altus and the Contributed Entities must be successfully combined. The success of the BCP Business Combination will depend on Altus’

ability to realize these anticipated benefits from combining the businesses of Altus and the Contributed Entities. Due to legal restrictions, Altus and Contributor have conducted, and until the completion of the transactions will conduct, only limited planning regarding the integration of the businesses following the transactions and will not determine the exact nature in which the businesses will be combined until after the transactions have been completed. The actual integration may result in additional and unforeseen expenses or delays. If the post-BCP Business Combination company is not able to successfully integrate the Contributed Entities’ businesses and operations, or if there are delays in combining the businesses, the anticipated benefits of the transaction may not be realized fully or at all or may take longer to realize than expected.

Additional risks related to the BCP Business Combination are described in the Company’s definitive proxy statement filed with the SEC on January 12, 2022.

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
•adverse effects of increased or changed governmental and environmental regulation or enforcement of existing regulation, including legislative, regulatory, policy changes, or initiatives addressing the impact of global climate change, hydraulic fracturing, methane emissions, flaring, or water disposal; and
•Apache’s financial condition, credit ratings, leverage, market reputation, responses to ESG initiatives, liquidity, and cash flows.
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
Altus’ revenue-producing operations are geographically concentrated primarily within the Southern Delaware Basin of West Texas, which disproportionately exposes the Company to risks associated with regional factors and increases its exposure to unexpected events that may occur in this region, such as natural disasters or localized pandemic outbreaks. Furthermore, the Company may be exposed to increases in costs as a result of regional economic conditions and the availability of goods and services, such as a skilled labor force, which could become more expensive (or at certain times, unavailable) if the labor market in the Permian Basin were to tighten. Any of these risks could adversely affect the Company’s financial condition, results of operations, or cash flows.
Apache may suspend, reduce, or terminate its obligations under its commercial agreements with Altus in certain circumstances, which could have a material adverse effect on Altus’ financial condition, results of operations, and cash flow.
Altus is party to certain commercial agreements with Apache that permit Apache to suspend, reduce, or terminate its obligations under the agreement if certain events occur. These events include force majeure events that would prevent the Company from performing some or all of the required services under the applicable agreement. Apache, as the counterparty under these commercial agreements, has the discretion to make such decisions, which may significantly and adversely affect the Company. Any such reduction, suspension, or termination of Apache’s obligations under these agreements would have a material adverse effect on the Company’s financial condition, results of operations, and cash flow.
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
Certain of the Company’s commercial agreements with Apache contain most favored nations rights (MFNs), which require that certain terms (including the rates charged thereunder) are no less favorable to Apache than those provided to any similarly situated counterparty. Without Apache’s consent, the MFNs effectively limit the Company’s flexibility in negotiating rates for some of Altus’ services with other shippers, because triggering the MFNs would lead to a reduction in the rates that the Company charges to Apache, which would adversely affect Altus’ financial condition, results of operations, or cash flows. Additionally, certain of the commercial agreements may require Apache’s consent to offer third-party customers priority of service in the Company’s facilities that is at least equal to Apache’s priority of service. If Apache refuses to grant such consent, the Company’s ability to attract third-party customers to its midstream facilities could be negatively impacted.

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
The COVID-19 pandemic and the actions taken by third parties, including, but not limited to, governmental authorities, businesses, and consumers, in response to the pandemic have adversely impacted the global economy and created significant volatility in the global financial markets. Business closures, restrictions on travel, “stay-at-home” or “shelter-in-place” orders, and other restrictions on movement within and among communities have significantly reduced demand for and the prices of oil, natural gas, and NGLs. As of the date of this report, efforts to contain COVID-19 have not been successful in many regions, vaccination distribution programs have encountered delays, new variants have emerged, and the global pandemic remains ongoing. While some geographic regions have lifted, relaxed, or otherwise modified their pandemic response measures to lessen the impact of such measures on business operations and commerce, these regions may reinstitute restrictions as circumstances change. A continued, prolonged period or a renewed period of reduced demand, the failure to timely distribute or the ineffectiveness of or reluctance or refusal of individuals to take any vaccines, the failure to develop adequate treatments, and other adverse impacts from the pandemic may materially adversely affect the Company’s business, financial condition, cash flows, and results of operations.
The Company’s operations rely on Apache and its workforce being able to access the Company’s various facilities. Additionally, because Apache has previously implemented, and may elect to or be required in the future to reimplement, remote working procedures for a significant portion of its workforce for health and safety reasons and/or to comply with applicable national, state, and/or local government requirements, the Company relies on such persons having sufficient access to applicable information technology systems, including through telecommunication hardware, software, and networks. If a significant portion of Apache’s workforce cannot effectively perform their responsibilities, whether resulting from a lack of physical or virtual access, quarantines, illnesses, governmental actions or restrictions, including vaccine mandates and the reactions thereto, information technology or telecommunication failures, or other restrictions or adverse impacts resulting from the pandemic, the Company’s business, financial condition, cash flows, and results of operations may be materially adversely affected.
The unprecedented nature of the current situation resulting from the COVID-19 pandemic makes it impossible for the Company to identify all potential risks related to the pandemic or estimate the ultimate adverse impact that the pandemic may have on its business, financial condition, cash flows, or results of operations. Such results will depend on future events, which the Company cannot predict, including the scope, duration, and potential reoccurrence of the COVID-19 pandemic, the emergence and impact of additional variants, or any other localized epidemic or global pandemic, the distribution and effectiveness of vaccines, therapeutics and treatments, the demand for and the prices of oil, natural gas, and NGLs, and the actions taken by third parties, including, but not limited to, governmental authorities, customers, contractors, and suppliers, in response to the COVID-19 pandemic or any other epidemics or pandemics. The COVID-19 pandemic and its unprecedented consequences have amplified, and may continue to amplify, the other risks identified in this report.
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
The Company’s operations are subject to the many hazards inherent in the gathering, compressing, processing, and transmission of natural gas and NGLs, including damage to pipelines, related equipment, and surrounding properties caused by hurricanes, floods, fires, explosions, freezes, other natural or anthropogenic disasters, acts of terrorism, and cyberattacks, leaks of natural gas, NGLs, and other hydrocarbons, and induced seismicity.
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
RISKS RELATED TO THE VOLUME AND PROCESSING OF PRODUCTS THE COMPANY SERVICES
Altus is dependent on the supply of commodities to its system, and any decrease in such supply or the volumes that Altus gathers, processes, or transmits or any decrease in Altus’ processing efficiency would adversely affect its financial condition, results of operations, or cash flows.
The Company’s financial performance depends to a large extent on the volumes of natural gas and NGLs gathered, processed, and transmitted on its assets, and decreases in such volumes would directly and adversely affect its financial condition, results of operations, or cash flows. These volumes can be influenced by factors beyond Altus’ control, including regulations, weather, storage levels, increased use of alternative energy sources, decreased demand, and changes in production. The Company’s financial condition, results of operations, or cash flows may also be adversely affected if the reserves or estimates thereof reported by the Company’s customers, for which the Company does not obtain independent evaluations, is less than anticipated or if the infrastructure to gather and process supply into and out of the Company’s systems are unavailable or inadequate. If the Company is unable to maintain or increase the volumes on its system or if its processing efficiency falls below contractually required levels, the Company’s business, financial conditions, results of operations, or cash flows could be adversely affected.
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
Pursuant to the terms of Altus Midstream’s revolving credit facility, Altus Midstream may elect to use the London Interbank Offering Rate (LIBOR) as a benchmark for establishing the interest rate on floating interest rate borrowings under its revolving credit facility. On November 30, 2020, the ICE Benchmark Administration (IBA) announced that it intends to continue publishing LIBOR until the end of June 2023, beyond the previously announced 2021 cessation date. The IBA announcement was supported by announcements from the United Kingdom’s Financial Conduct Authority (FCA), which regulates LIBOR, and the Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, and Office of the Comptroller of the Currency (U.S. Regulators). However, both the FCA and U.S. Regulators in their announcements also advised banks to cease entering into new contracts referencing LIBOR after December 2021. These announcements indicate that the continuation of LIBOR in existing contracts may not be assured after 2021 and will not be assured beyond 2023. In light of these recent announcements, the future of LIBOR at this time is uncertain, and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phase-out could cause LIBOR to perform differently than in the past or cease to exist.
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
As described in Note 12—Income Taxes within Part II, Item 8 of this Annual Report on Form 10-K, the Company has substantial net operating loss carryforwards (NOLs) and other tax attributes available to potentially offset future taxable income. If the Company were to experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended, which is generally defined as a greater than 50 percentage point change, by value, in the Company’s equity ownership by five-percent shareholders over a three-year period, the Company’s ability to utilize its pre-change NOLs and other pre-change tax attributes to potentially offset its post-change income or taxes may be limited. Such a limitation could materially adversely affect the Company’s operating results or cash flows by effectively increasing its future tax obligations.
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
For additional information regarding the Preferred Units, refer to Note 11—Series A Cumulative Redeemable Preferred Units within Part IV, Item 15 of this Annual Report on Form 10-K.
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
RISKS RELATED TO CLIMATE CHANGE

Climate change legislation, and regulatory initiatives could result in increased operating costs and reduced demand for the natural gas and NGLs services the Company provides.

Legislative bodies and governmental agencies have from time to time considered or adopted legislation or regulations to reduce emissions of GHGs. Wide-ranging policy debates regarding the impact of these gases and possible means for their regulation, along with efforts toward the adoption of international treaties or protocols that would address global climate change issues, are ongoing. Numerous proposals have been made and could continue to be made at the national, regional, and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions. Moreover, on January 27, 2021, the President issued an executive order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risk across governmental agencies and economic sectors. Any such legislation or regulation, if enacted, could either tax or assess some form of GHG-related fees on the Company’s operations and could lead to increased operating expenses or result in the Company making significant capital investments for infrastructure modifications.

Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap-and-trade programs, carbon taxes, reporting and tracking programs, restriction of emissions, electric vehicle mandates, and combustion engine phaseouts. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, oil, natural gas, and NGLs. Additionally, political, litigation, and financial risks related to climate change may result in curtailed refinery activity, increased regulation, or other adverse direct and indirect effects on the Company’s business, financial condition and results of operations. For example, there is a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Recently, the Federal Reserve announced that it has joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector.

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
Pursuant to the Altus Contribution Agreement, Apache will have the right to receive earn-out consideration in the form of additional shares of Class A Common Stock if certain stock price and operational goals are achieved. To the extent such stock price or operational goals are achieved and Apache becomes entitled to receive a portion or all of the earn-out consideration, additional shares of Class A Common Stock will be issued, which will result in dilution to the then-existing holders of Class A Common Stock and increase the number of shares eligible for resale in the public market. The shares of Class A Common Stock issuable to Apache as earn-out consideration have been registered for resale with the SEC. Sales of substantial numbers of such shares by Apache in the public market could adversely affect the market price of Class A Common Stock.
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
Sales of a substantial number of shares of Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of Altus’ Class A Common Stock. Additionally, Apache’s Common Units have been exchanged for shares of Class A Common Stock on a one-for-one basis. The shares of Class A Common Stock issued to Apache upon such exchange have been registered for resale with the SEC. Sales of substantial numbers of such shares by Apache in the public market could adversely affect the market price of Altus’ Class A Common Stock.
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
The charter provides that, unless Altus consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (Court of Chancery) will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for any derivative action or proceeding brought on the Company’s behalf; any action asserting a claim of breach of a fiduciary duty owed by any of the Company’s directors, officers, or other employees to it or its stockholders; any action asserting a claim against the Company or any of its directors, officers, or employees arising pursuant to any provision of the DGCL, the charter, or the Company’s bylaws; or any action asserting a claim against the Company or any of its directors, officers, or other employees that is governed by the internal affairs doctrine.

The above does not apply for such claims as to which the Court of Chancery determines that it does not have personal jurisdiction over an indispensable party, exclusive jurisdiction is vested in a court or forum other than the Court of Chancery, or the Court of Chancery does not have subject matter jurisdiction.
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
The price of the Company’s securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond the Company’s control, and such fluctuations could contribute to the loss of all or part of a stockholder’s investment. Fluctuations or changes in the Company’s quarterly financial results, changes in or failure to meet market or financial analysts’ expectations about the Company, changes in laws and regulations, commencement of or involvement in litigation, changes in the Company’s capital structure, and general economic and political conditions could have a material adverse effect on a stockholder’s investment in the Company’s securities, and its securities may trade at prices significantly below the price paid for them. In such circumstances, the trading price of the Company’s securities may not recover and may experience a further decline.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 3. LEGAL PROCEEDINGS
For further information regarding legal proceedings, see Note 8—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common units (Units), Class A Common Stock, and warrants were each traded on the Nasdaq under the symbols “KAACU,” “KAAC,” and “KAACW,” respectively, prior to the closing of the Altus Combination. In connection with the closing of the Altus Combination, the Units ceased trading, and the Class A Common Stock and warrants began trading on the Nasdaq under the symbols “ALTM” and “ALTMW,” respectively. The Company’s Units commenced public trading on March 30, 2017, and the Class A Common Stock and warrants commenced public trading on April 27, 2017.
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

	Year Ended December 31,
	2021		2020
	High	Low	High	Low
First Quarter	$0.10	$0.03	$0.15	$0.01
Second Quarter	$0.07	$0.03	$0.04	$—
Third Quarter	$0.06	$0.02	$0.05	$0.01
Fourth Quarter	$0.07	$0.01	$0.12	$0.01
On January 31, 2022, the Class A Common Stock had a closing price of $63.03, and the warrants had a closing price of $0.01.
Holders
On January 31, 2022, there were 121 holders of record of the Company’s Class A Common Stock and there was no Class C Common Stock outstanding.
Dividends
Altus has paid cash dividends on its Class A Common Stock each quarter in 2021 at a rate of $1.50 per share. When, and if, declared by the Company’s board of directors, future dividend payments will depend upon our level of earnings, financial requirements, and other relevant factors.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about the Company’s equity compensation plans is incorporated herein by reference to Altus’ definitive proxy statement for its 2022 Annual Meeting of Stockholders.
Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
None.

Performance Graph
The following stock price performance graph is intended to allow review of stockholder returns, expressed in terms of the performance of the Company’s common stock relative to both a broad equity market index and a published industry index. The information is included for historical comparative purposes only and should not be considered indicative of future stock performance. The graph compares the yearly percentage change in the cumulative total stockholder return on the Company’s Class A Common Stock with the cumulative total return of both the Nasdaq Composite Index and the Alerian US Midstream Energy Index from April 30, 2017 through December 31, 2021. The stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall information be incorporated by reference into any future filing under the Securities Act or Exchange Act, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

COMPARISON OF 56 MONTH CUMULATIVE TOTAL RETURN*
Among Altus Midstream Company, the Nasdaq Composite Index,
and the Alerian US Midstream Energy Index

$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
05/02/17
12/17
12/18
12/19
12/20
12/21
Altus Midstream Company
NASDAQ Composite Index
Alerian US Midstream Energy Index

* $100 invested on 5/2/17 in stock or 4/30/17 in index, including reinvestment of dividends.
Fiscal year ending December 31.

	5/2/2017	2017	2018	2019	2020	2021
Altus Midstream Company	$100.00	$100.10	$79.69	$29.48	$24.46	$34.82
Nasdaq Composite Index	100.00	114.59	110.42	152.76	221.37	270.47
Alerian US Midstream Energy Index	100.00	93.29	83.11	96.05	72.08	104.52

ITEM 6. SELECTED FINANCIAL DATA
Omitted.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K, and the risk factors and related information set forth in Part I, Item 1A and Part II, Item 7A of this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are omitted in this Annual Report on Form 10-K are incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed on December 14, 2021.
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
The Company has no independent operations or material assets outside its ownership interest in Altus Midstream, which is reported on a consolidated basis. As of December 31, 2021, Altus Midstream’s assets included approximately 182 miles of in-service natural gas gathering pipelines, approximately 46 miles of residue gas pipelines with four market connections, and approximately 38 miles of NGL pipelines. Three cryogenic processing trains, each with nameplate capacity of 200 MMcf/d, were placed into service during 2019. Other assets include an NGL truck loading terminal with six Lease Automatic Custody Transfer units and eight NGL bullet tanks with 90,000 gallon capacity per tank. The Company’s existing gathering, processing, and transmission infrastructure is expected to provide capacity levels capable of fulfilling its midstream contracts to service Apache’s production from Alpine High and potential third-party customers.
As of December 31, 2021, the Company owns the following Equity Method Interest Pipelines:
•A 16 percent equity interest in the Gulf Coast Express Pipeline Project (GCX), which is owned and operated by Kinder Morgan Texas Pipeline, LLC (Kinder Morgan). GCX transports natural gas from the Waha area in West Texas to Agua Dulce near the Texas Gulf Coast. GCX was placed in service during 2019, with the total capacity of 2.0 Bcf/d fully subscribed under long-term contracts.
•A 15 percent equity interest in the EPIC crude oil pipeline (EPIC), which is operated by EPIC Consolidated Operations, LLC. EPIC transports crude oil from Orla, Texas in Northern Reeves County to the Port of Corpus Christi, Texas. EPIC was placed in service in early 2020, with initial throughput capacity of approximately 600 MBbl/d.
•An approximate 26.7 percent equity interest in the Permian Highway Pipeline (PHP), which is also owned and operated by Kinder Morgan. PHP transports natural gas from the Waha area in northern Pecos County, Texas to the Katy, Texas area with connections to Texas Gulf Coast and Mexico markets. PHP was placed in service in January 2021, with the total capacity of 2.1 Bcf/d fully subscribed under long-term contracts.
•A 33 percent equity interest in the Shin Oak NGL Pipeline (Shin Oak), which is owned by Breviloba, LLC, and operated by Enterprise Products Operating LLC. Shin Oak transports NGLs from the Permian Basin to Mont Belvieu, Texas. Shin Oak was placed in service during 2019, with total capacity of up to 550 MBbl/d.
On October 21, 2021, the Company announced that it will combine with privately-owned BCP Raptor Holdco LP (BCP) in an all-stock transaction (the BCP Business Combination). BCP is the parent company of EagleClaw Midstream, which includes EagleClaw Midstream Ventures, the Caprock Midstream and Pinnacle Midstream businesses, and a 26.7 percent interest in the Permian Highway Pipeline.
As consideration for the transaction, the Company will issue 50 million shares of Class C Common Stock (and Altus Midstream will issue a corresponding number of Common Units) to BCP’s unitholders, which are principally funds affiliated with Blackstone and I Squared Capital. The transaction is expected to close during the first quarter of 2022 following completion of customary closing conditions.
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
The current crisis, however, is still evolving and may become more severe and complex. The ultimate impact and the extent to which the COVID-19 pandemic will continue to affect the Company’s business, results of operation, and financial condition is difficult to predict and depends on numerous evolving factors outside of Altus’ control, including the duration and scope of the pandemic, new and continuing government, social, business, and other actions taken in response to the pandemic, any additional waves of the virus, the mandate, availability, and ultimate efficacy of the vaccines on new variants of the virus, and the effect of the pandemic on short- and long-term general economic conditions. As a result, the COVID-19 pandemic may still materially and adversely affect Altus’ results in a manner that is either not currently known or that the Company does not currently consider to be a significant risk to its business. For additional information about the business risks relating to the COVID-19 pandemic, please refer to Part II, Item 1A—Risk Factors of this Annual Report on Form 10-K.
Altus Midstream Operational Metrics
The Company uses a variety of financial and operational metrics to assess the performance of its operations and growth compared to expected plan estimates. These metrics include:
•Throughput volumes and associated revenues;
•Costs and expenses; and
•Adjusted EBITDA (as defined below).
Throughput Volumes and Associated Revenues
The Company’s operating results are driven primarily by the volume of natural gas gathered, processed, compressed, and/or transmitted. For the periods presented, substantially all revenues were generated through fee-based agreements with Apache, a related party. The volumes of natural gas that Altus gathers or processes in future periods will depend on the production level of Apache’s assets in areas Altus services and any additional third-party service contracts or incremental use of Altus Midstream infrastructure resulting from the potential close of the BCP Business Combination discussed above. The Company’s assets were initially constructed to serve Apache’s anticipated development of Alpine High and its surrounding areas. As such, the amount and pace of upstream development activity by Apache could directly impact Altus’ aggregate gathering and processing volumes because the production rate of natural gas wells declines over time.
The Company entered into a new Gas Processing Agreement with Apache in October 2021, which superseded the prior agreement. The updated processing agreement contains modified gas processing fees for new volumes from future Apache drilling activities at Alpine High that are more consistent with current market practices. Part of the modified fee structure in the new Gas Processing Agreement establishes fixed processing rates. Any monthly difference between actual recovery rates and fixed recovery rates will create either excess recovery volumes for ALTM to sell or processing volume deficiencies which ALTM would owe Apache. Commodity price fluctuations and oil and gas industry dynamics that existed when the original agreement was signed have changed dramatically, and the updated terms of the new Gas Processing Agreement were established to potentially attract new business from both Apache and other third-party producers and midstream companies.
The Company remains focused on increasing third-party processing opportunities in addition to Alpine High, and other producers are developing oil and gas plays in surrounding areas that may provide Altus opportunities to enter into third-party processing and gathering agreements. Producers’ willingness to engage in new drilling is determined by a number of factors, all of which are affected by the COVID-19 pandemic, the most important of which are the prevailing and projected prices of oil, natural gas, and NGLs, the cost to drill and operate a well, the availability and cost of capital, and environmental and government regulations. Company management believes that its midstream assets are positioned in one of the most active regions for oil and gas exploration and development activities in the United States. The Company has actively pursued strategic alternatives for future growth, which culminated in the recently announced BCP Business Combination, a combination with a midstream company that has existing commitments with various third-party customers.
For more information about the Company’s relationship with Apache, please see the section entitled Altus’ Relationship with Apache in Part I, Items 1 and 2 of this Annual Report on Form 10-K.

Costs and Expenses
Costs of product sales — affiliate
Costs of product sales — affiliate represent the cost of excess recovery volumes of residue gas the Company receives from Apache under the terms of the new Gas Processing Agreement, which the Company then owns and controls prior to ultimate sale to Apache. The costs related to excess recovery volumes are directly associated with volumes of excess recoveries under the new Gas Processing Agreement, if any.
Costs of product sales — third parties
Costs of product sales — third parties represent purchases of NGLs from a third party and the cost of excess recovery volumes of condensate the Company receives from Apache under the terms of the new Gas Processing Agreement. The Company owns and controls such volumes prior to ultimate sale to customers. The costs related to third party purchases of NGLs are directly associated with the volume and amount of third-party contracts entered into and could fluctuate depending on market conditions and product prices.
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

	Year Ended December 31,
	2021	2020

	(In thousands)
Reconciliation of net income including noncontrolling interests to Adjusted EBITDA
Net income including noncontrolling interests	$99,221	$81,684
Add:
Financing costs, net of capitalized interest	10,598	2,190
Depreciation and accretion	16,201	15,945
Impairments	441	1,643
Impairment on equity method interests	160,441	—
Unrealized derivative instrument loss	—	36,080
Equity method interests Adjusted EBITDA	188,959	111,675
Transaction costs	4,472	—
Loss on sale of assets, net	—	2,234
Other	1,258	348
Less:
Gain on sale of assets, net	1,243	—
Unrealized derivative instrument gain	82,114	—
Interest income	4	9
Income from equity method interests, net	113,764	58,739
Warrants valuation adjustment	664	1,200
Income tax benefit	—	696
Adjusted EBITDA	$283,802	$191,155

Results of Operations

The following table presents the Company’s results of operations for the periods presented:

	Year Ended December 31,
	2021	2020

	(In thousands)
REVENUES:
Midstream services revenue — affiliate	$142,727	$144,714
Product sales — affiliate	9,754	—
Product sales — third parties	8,136	3,695
Total revenues	160,617	148,409
COSTS AND EXPENSES:
Costs of product sales — affiliate	9,754	—
Costs of product sales — third parties	7,793	2,988
Operations and maintenance	32,748	37,993
General and administrative	14,182	13,155
Depreciation and accretion	16,201	15,945
Impairments	441	1,643
Taxes other than income	13,886	15,069
Total costs and expenses	95,005	86,793
OPERATING INCOME	65,612	61,616
Unrealized derivative instrument gain (loss)	82,114	(36,080)
Interest income	4	9
Income from equity method interests, net	113,764	58,739
Impairment on equity method interests	(160,441)	—
Warrants valuation adjustment	664	1,200
Transaction costs	(4,472)	—
Other	12,574	(2,306)
Total other income	44,207	21,562
Financing costs, net of capitalized interest	10,598	2,190
NET INCOME BEFORE INCOME TAXES	99,221	80,988
Current income tax benefit	—	(696)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	99,221	81,684
Net income attributable to Preferred Unit limited partners	161,906	75,906
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	(62,685)	5,778
Net income (loss) attributable to Apache limited partner	(48,741)	2,987
NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS	$(13,944)	$2,791
KEY PERFORMANCE METRICS:
Adjusted EBITDA(1)	$283,802	$191,155
OPERATING DATA:
Average throughput volumes of natural gas (MMcf/d)	440	499
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
Revenues
The following table summarizes the Company’s revenues for the periods presented:

	Year Ended December 31,
	2021	2020

	(In thousands)
REVENUES:
Midstream services revenue — affiliate	$142,727	$144,714
Product sales — affiliate	9,754	—
Product sales — third parties	8,136	3,695
Total revenues	$160,617	$148,409

Midstream services revenue was primarily generated from fee-based midstream services provided under the terms of separate commercial midstream service agreements with Apache for the gas gathering, processing, and transmission of volumes from the dedicated area in the Alpine High field. Altus receives a per-unit fee based on the quantity of natural gas and NGL volumes that flow through its systems. The Company entered into a new Gas Processing Agreement with Apache in October 2021, which superseded the prior agreement. In addition to per unit service fees described above, the new Gas Processing Agreement contains terms for Apache to provide the Company with excess recovery volumes as consideration under the contract. Excess recovery volumes represent the net difference between the actual recovery rate of processed volumes and contractually fixed volumetric recovery rates.
For excess recovery volumes the Company obtains control and takes title, if any, on a monthly basis, the related non-cash consideration of these volumes is included in “midstream services revenue — affiliate” at market value. Subsequent sales of excess recovery volumes are recognized as product sales and, simultaneously, cost of product sales are recognized at the value attributed to the excess recovery volumes when they were earned.
Additionally, during 2020 the Company began providing compressor operations, maintenance, and related services to Apache in exchange for a fixed monthly fee per compressor unit serviced. For more details, please refer to Note 3—Revenue Recognition in the Notes to Consolidated Financial Statements included within Part IV, Item 15 of this Annual Report on Form 10-K.
Midstream services revenue — affiliate
Midstream services revenue — affiliate decreased by $2.0 million to $142.7 million for the year ended December 31, 2021, as compared to $144.7 million for the year ended December 31, 2020. The decrease was primarily driven by lower throughput of natural gas volumes from Apache, which reduced revenues, offset by approximately $13.4 million of revenues related to excess recovery volumes earned under the new Gas Processing Agreement in the fourth quarter of 2021.
Product sales — affiliate
The $9.8 million increase in product sales — affiliate during the year ended December 31, 2021, was solely due to the sale of excess recovery volumes of residue gas received as consideration under the new Gas Processing Agreement, which were subsequently sold to Apache. Refer to Costs of product sales – affiliate under Costs and Expenses below.
Product sales — third parties
The $4.4 million increase in product sales — third parties during the year ended December 31, 2021, as compared to the year ended December 31, 2020, was driven by higher volumes of NGLs and condensates purchased and processed by Altus from a third party and subsequently sold to non-affiliated customers. Additionally, nearly $2.4 million of the increase reflects the sale of excess recovery volumes of condensates received as a consideration under the new Gas Processing Agreement, which was subsequently sold to non-affiliated customers. Refer to Costs of product sales – third parties under Costs and Expenses below.
Costs and Expenses
The following table summarizes the Company’s costs and expenses for the periods presented:

	Year Ended December 31,
	2021	2020

	(In thousands)
Costs of product sales — affiliate	$9,754	$—
Costs of product sales — third parties	7,793	2,988
Operations and maintenance	32,748	37,993
General and administrative	14,182	13,155
Depreciation and accretion	16,201	15,945
Impairments	441	1,643
Taxes other than income	13,886	15,069
Total costs and expenses	$95,005	$86,793
Costs of product sales — affiliate
The $9.8 million increase in cost of product sales — affiliate during the year ended December 31, 2021, as compared to the year ended December 31, 2020, was solely due to the cost of excess recovery volumes of gas received as consideration under the new Gas Processing Agreement subsequently sold to Apache.
Costs of product sales — third parties

The $4.8 million increase in costs of product sales — third parties during the year ended December 31, 2021, as compared to the year ended December 31, 2020, was driven by higher volumes of purchases of NGLs from a third-party and the cost of excess recovery condensate volumes under the new Gas Processing Agreement.
Operations and maintenance
Operations and maintenance expenses decreased by approximately $5.2 million to $32.7 million for the year ended December 31, 2021, as compared to $38.0 million for the year ended December 31, 2020. This decrease was primarily driven by increased operational efficiency as a result of transitioning from mechanical refrigeration units to the Company’s centralized Diamond cryogenic complex. Work related to this transition was still being completed in the first half of 2020. The transition resulted in decreases in various costs, the most significant being contract labor, equipment rentals, and chemical expenses. These savings were partially offset by higher power costs and higher repair and maintenance expenses.
General and administrative and Depreciation and accretion

General and administrative expenses were approximately $1.0 million higher in 2021 compared to 2020 primarily due to the escalating price terms under the COMA. Depreciation and accretion expense in 2021 was consistent with 2020, as the Company’s carrying value of its property, plant, and equipment assets did not meaningfully change during the comparative periods.
Impairments
During the fourth quarter of 2020, the Company sold certain of its power generators to a third party and, as a result, the remaining power generators owned by the Company were remeasured at fair value calculated based on the proceeds of such sale. This remeasurement resulted in an impairment of $1.6 million on these assets. Impairments in 2021 were insignificant.
For further discussion of these impairments, please see Note 1—Summary of Significant Accounting Policies and Note 4—Property, Plant and Equipment in the Notes to Consolidated Financial Statements included within Part IV, Item 15 of this Annual Report on Form 10-K.

Taxes other than income
The decrease in taxes other than income was driven by changes related to ad valorem taxes, which decreased by $1.2 million to $13.5 million for the year ended December 31, 2021, as compared to $14.7 million for the year ended December 31, 2020. The $1.2 million decrease is primarily related to a decrease in tax assessed value for the Company’s property, plant, and equipment.
Other Income (Loss) and Financing Costs, Net of Capitalized Interest
The components of other income, other loss, and financing costs, net of capitalized interest are presented below:

	Year Ended December 31,
	2021	2020

	(In thousands)
Unrealized derivative instrument gain (loss)	$82,114	$(36,080)
Interest income	4	9
Income from equity method interests, net	113,764	58,739
Impairment on equity method interests	(160,441)	—
Warrants valuation adjustment	664	1,200
Transaction costs	(4,472)	—
Other	12,574	(2,306)
Total other income	$44,207	$21,562

Interest expense	$9,431	$9,775
Amortization of deferred facility fees	1,167	1,148
Capitalized interest	—	(8,733)
Total Financing costs, net of capitalized interest	$10,598	$2,190
Unrealized derivative instrument gain (loss)
During the year ending December 31, 2021, the Company recognized an unrealized derivative instrument gain of $82.1 million in relation to an embedded exchange option identified upon the issuance and sale of Series A Cumulative Redeemable Preferred Units (the Preferred Units). The recognized unrealized loss related to this embedded feature was $36.1 million for the year ended December 31, 2020. The associated derivative liability is recorded on the consolidated balance sheet at fair value. The fair value of the embedded derivative is determined (using an income approach) by a range of factors, including expected future interest rates using the Black-Karasinski model, interest rate volatility, the Company’s imputed interest rate, the expected timing of periodic cash distributions, the expected timing of any partial redemption of the Preferred Units, the estimated timing for the potential exercise of the exchange option, and anticipated dividend yields of the Preferred Units. The value of the derivative during the year ending December 31, 2021 was primarily impacted by the expected mandatory redemption of certain of the Preferred Units on, and after, the closing of the BCP Business Combination. Refer to Note 11—Series A Cumulative Redeemable Preferred Units within Part IV, Item 15 of this Annual Report on Form 10-K for further discussion.
Income from equity method interests, net
Income from equity method interests increased by $55.0 million to $113.8 million for the year ended December 31, 2021, as compared to $58.7 million for the year ended December 31, 2020. The increase was primarily due to the Company’s 26.7 percent share of net income from the Permian Highway Pipeline, which commenced service in January 2021.

Impairment on equity method interests
The $160.4 million increase in impairment on equity method interests for the year ended December 31, 2021, as compared to December 31, 2020, was a result of the Company’s impairment of its interest in the EPIC Crude Oil Pipeline in the fourth quarter of 2021. Refer to Note 1—Summary of Significant Accounting Policies and Note 9—Equity Method Interests within Part IV, Item 15 of this Annual Report on Form 10-K for further discussion.
Other income
In 2020, the Company entered into a contract with a provider to supply the Company with electrical power. If the Company does not utilize all of its fixed purchase volumes under this contract, then it will receive a credit based on a market rate for the related underutilization. In February 2021, in conjunction with increased power pricing due to the Texas freeze event and underutilization of contractual electricity volumes, the Company recognized an estimated credit of approximately $9.7 million for the year ended December 31, 2021. No credits were recognized for the year ended December 31, 2020.
The remainder of the increase to other income primarily relates to the Company recording a gain on the sale of certain non-core assets of $1.2 million for the year ended December 31, 2021 compared to a loss on the sale of certain non-core assets of $2.2 million for the year ended December 31, 2020.
Financing costs, net of capitalized interest
Financing costs incurred, net of capitalized interest, includes increases in interest expense not eligible to have interest capitalized related to balances drawn on Altus Midstream’s credit facility throughout the current year. The changes to gross interest expense for the years presented is insignificant.
Provisions for income taxes
Current income tax benefit for the years ended December 31, 2021 and 2020 were a benefit of nil and $0.7 million, respectively. On March 27, 2020, the President signed into law the Coronavirus Aid, Relief and Economic Security Act (CARES Act) in response to the COVID-19 pandemic. Under the CARES Act, 100 percent of net operating losses arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five preceding tax years of such loss. For the year ended December 31, 2020, the Company recorded a current income tax benefit of $0.7 million associated with a net operating loss carryback claim.
The Company recorded no deferred income tax expense for the years ended December 31, 2021 and 2020.
Please refer to Note 12—Income Taxes set forth in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion.
Key Performance Metric—EBITDA
Net income before income taxes was $99.2 million for the year ended December 31, 2021, an increase of $18.2 million from a net income before income taxes of $81.0 million for the year ended December 31, 2020. The increase in net income before income taxes was primarily driven by a $118.2 million decrease to expense related to the fair value measurement of an embedded derivative at December 31, 2021, a $55.0 million increase due to higher income from the Equity Method Interest Pipelines, an increase of $12.2 million in total revenues, a $5.2 million decrease in operations and maintenance expenses, a $1.2 million decrease in impairment expense and an increase of $14.9 million in other income compared to the prior year period (as discussed above). The increases to net income were offset by a $160.4 million impairment of an equity method interest at December 31, 2021, a $14.6 million increase in costs of product sales, an $8.4 million increase in interest expense from lower capitalized interest, and a net increase of $5.1 million in transaction and various other costs of the Company.
Adjusted EBITDA increased by $92.6 million for the year ended December 31, 2021 compared to the prior year period. Adjusted EBITDA, which excludes the impacts of depreciation, accretion, impairments, and the changes to the embedded derivative, benefited from an incremental $22.3 million increase related to excluding depreciation, and interest in the Company’s proportionate share of EBITDA from the Equity Method Interest Pipelines. This amount was further benefited by a decrease of $2.4 million, in the aggregate, of various other insignificant costs of the Company.
For additional information, see the section titled Altus Midstream Operational Metrics—Adjusted EBITDA above.

Capital Resources and Liquidity
The Company’s primary use of capital since inception has been for the initial construction of gathering and processing assets, as well as the acquisition of the Equity Method Interest Pipelines and associated subsequent construction costs. For 2022, the Company’s primary spending requirements are anticipated to be related to the Company’s payment of a quarterly cash dividend on its Class A Common Stock as may be declared by its board of directors and payment of the Company’s quarterly distribution to the Preferred Unit limited partners.
During 2021, the Company’s primary sources of cash were distributions from the Equity Method Interest Pipelines, borrowings under the revolving credit facility, and cash generated from operations. Based on Altus’ current financial plan and related assumptions, the Company believes that cash from operations, a reduced capital program for its midstream infrastructure, and distributions from the Equity Method Interest Pipelines will generate cash flows in excess of capital expenditures and the amount required to fund the Company’s planned quarterly dividend and quarterly payments to the Preferred Unit limited partners during 2022.
Given recent crude oil price volatility and uncertain economic activity resulting from the COVID-19 pandemic and related governmental actions, the Company continues to monitor expected natural gas throughput volumes from Apache and capacity utilization of the Equity Method Interest Pipelines. Further, given the pending BCP Business Combination noted above, together with the recent price volatility and continuing economic uncertainty related to COVID-19, future projections remain dynamic. Altus’ results, including projections related to capital resources and liquidity, could be materially affected by the continuing COVID-19 pandemic and the effects of the BCP Business Combination if closed.
Altus Midstream Capital Requirements
During 2021 and 2020, capital spending for midstream infrastructure assets totaled $4.6 million and $30.0 million, respectively. Management believes its existing gathering, processing, and transmission infrastructure capacity is capable of fulfilling its midstream contracts to service Apache’s production from Alpine High and any potential third-party customers. As such, the Company expects remaining capital requirements for its existing infrastructure assets during 2022 to be minimal.
Additionally, during the years ended December 31, 2021 and 2020, the Company made cash contributions totaling $28.4 million and $327.3 million, respectively, for the Equity Method Interest Pipelines, which includes the following equity interest ownership stakes:
•a 16.0 percent interest in GCX;
•a 15.0 percent interest in EPIC;
•an approximate 26.7 percent interest in PHP; and
•a 33.0 percent interest in Shin Oak.
The Company estimates it will incur minimal capital contributions during 2022 for its equity interest in these joint venture pipelines. The Company anticipates its existing capital resources will be sufficient to fund the Company’s future capital expenditures for the Equity Method Interest Pipelines and the Company’s existing infrastructure assets. For further information on the Equity Method Interest Pipelines, refer to Note 9—Equity Method Interests in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.
Altus Midstream Class A Common Stock Dividend and Common Units Distributions
During 2021, the Company paid an aggregate $22.5 million in dividends on the Company’s Class A Common Stock, of which $5.6 million, or $1.50 per share, was paid in each quarter of 2021. Each quarterly Class A Common Stock dividend was funded by a distribution from Altus Midstream to its common unitholders of $1.50 per Common Unit, with each quarterly distribution totaling $24.4 million, of which $5.6 million was paid to the Company and the balance was paid to Apache. For more information please refer to Note 2—Transactions with Affiliates and Note 10—Equity and Warrants in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented.

	For the Year Ended December 31,
	2021	2020

	(In thousands)
Sources of cash and cash equivalents:
Proceeds from revolving credit facility	$33,000	$228,000
Proceeds from sale of assets	3,037	10,240
Capital distributions from equity method interests	38,755	17,419
Net cash provided by operating activities	209,719	164,294
	284,511	419,953
Uses of cash and cash equivalents:
Capital expenditures(1)	(4,588)	(29,981)
Distributions paid to Preferred Unit limited partners	(46,249)	(23,124)
Contributions to equity method interests	(28,420)	(327,305)
Distributions paid to Apache limited partner	(75,000)	—
Dividends paid	(22,479)	—
Finance lease payments	—	(11,789)
Deferred facility fees	—	(816)
Capitalized interest paid	—	(8,733)
	(176,736)	(401,748)
Increase in cash and cash equivalents	$107,775	$18,205
(1)The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this document, which include accruals.
Liquidity
The following table presents a summary of the Company’s key financial indicators at the dates presented:

	December 31, 2021	December 31, 2020

	(In thousands)
Cash and cash equivalents	$131,963	$24,188
Total debt	657,000	624,000
Available committed borrowing capacity	141,000	176,000
Cash and cash equivalents
At December 31, 2021 and December 31, 2020, the Company had $132.0 million and $24.2 million, respectively, in cash and cash equivalents. The majority of the cash is invested in highly liquid, investment-grade instruments with maturities of three months or less at the time of purchase.
Debt
As of December 31, 2021 and December 31, 2020, the Company had debt outstanding totaling $657.0 million and $624.0 million, respectively.

Available credit facilities
In November 2018, Altus Midstream entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream’s two, one year extension options). The agreement for this revolving credit facility, as amended (the Amended Credit Agreement), provides aggregate commitments from a syndicate of banks of $800.0 million. The aggregate commitments include a letter of credit subfacility of up to $100.0 million and a swingline loan subfacility of up to $100.0 million. Altus Midstream may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of December 31, 2021 there were $657.0 million of borrowings and a $2.0 million letter of credit outstanding under this facility. As of December 31, 2020, there were $624.0 million of borrowings and no letters of credit outstanding under this facility.
Altus Midstream’s revolving credit facility is unsecured and is not guaranteed by the Company, Apache, APA Corporation or any of their respective subsidiaries.
At Altus Midstream’s option, the interest rate per annum for borrowings under this amended credit facility is either a base rate, as defined, plus a margin, or the London Interbank Offered Rate (LIBOR), plus a margin. Altus Midstream also pays quarterly a facility fee at a rate per annum on total commitments. The margins and the facility fee vary based upon (i) the Leverage Ratio (as defined below) until Altus Midstream has a senior long-term debt rating and (ii) such senior long-term debt rating once it exists. The Leverage Ratio is the ratio of (1) the consolidated indebtedness of Altus Midstream and its restricted subsidiaries to (2) EBITDA (as defined in the Amended Credit Agreement) of Altus Midstream and its restricted subsidiaries for the 12-month period ending immediately before the determination date. At December 31, 2021, the base rate margin was 0.05 percent, the LIBOR margin was 1.05 percent, and the facility fee was 0.20 percent. In addition, a commission is payable quarterly to the lenders on the face amount of each outstanding letter of credit at a per annum rate equal to the LIBOR margin then in effect. Customary letter of credit fronting fees and other charges are payable to issuing banks.
The Amended Credit Agreement contains restrictive covenants that may limit the ability of Altus Midstream and its restricted subsidiaries to, among other things, incur additional indebtedness or guaranty indebtedness, sell assets, make investments in unrestricted subsidiaries, enter into mergers, make certain payments and distributions, incur liens on certain property securing indebtedness, and engage in certain other transactions without the prior consent of the lenders. Altus Midstream also is subject to a financial covenant under the Amended Credit Agreement, which requires it to maintain a Leverage Ratio not exceeding 5.00:1.00 at the end of any fiscal quarter, starting with the quarter ended December 31, 2019, except that during the period of up to one year following a qualified acquisition, the Leverage Ratio cannot exceed 5.50:1.00 at the end of any fiscal quarter. Unless the Leverage Ratio is less than or equal to 4.00:1.00, the Amended Credit Agreement limits distributions in respect of Altus Midstream LP’s capital to $30 million per calendar year until either (i) the consolidated net income of Altus Midstream LP and its restricted subsidiaries, as adjusted pursuant to the Amended Credit Agreement, for three consecutive calendar months equals or exceeds $350.0 million on an annualized basis or (ii) Altus Midstream LP has a specified senior long-term debt rating; in addition, before the occurrence of one of those two events, the Leverage Ratio must be less than or equal to 5.00:1.00. In no event can any distribution be made that would, after giving effect to it on a pro forma basis, result in a Leverage Ratio greater than (i) 5.00:1.00 or (ii) for a specified period after a qualifying acquisition, 5.50:1.00. The Leverage Ratio as of December 31, 2021 was less than 4.00:1.00.
The terms of Altus Midstream’s Preferred Units also contain certain restrictions on distributions on Altus Midstream LP’s Common Units, including the Common Units held by the Company, and any other units that rank junior to the Preferred Units with respect to distributions or distributions upon liquidation. Refer to Note 11—Series A Cumulative Redeemable Preferred Units in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K for further information. In addition, the amount of any cash distributions to Altus Midstream LP by any entity in which it has an interest accounted for by the equity method is subject to such entity’s compliance with the terms of any debt or other agreements by which it may be bound, which in turn may impact the amount of funds available for distribution by Altus Midstream LP to its partners.
There are no clauses in the Amended Credit Agreement that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes. The Amended Credit Agreement has no drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreement allows the lenders to accelerate payment maturity and terminate lending and issuance commitments for nonpayment and other breaches, and if Altus Midstream or any of its restricted subsidiaries defaults on other indebtedness in excess of the stated threshold, is insolvent, or has any unpaid, non-appealable judgment against it for payment of money in excess of the stated threshold. Lenders may also accelerate payment maturity and terminate lending and issuance commitments if Altus Midstream undergoes a specified change in control or has specified pension plan liabilities in excess of the stated threshold. Altus Midstream was in compliance with the terms of the Amended Credit Agreement as of December 31, 2021.

There is no assurance that the financial condition of banks with lending commitments to Altus Midstream will not deteriorate. Altus closely monitors the ratings of the banks in the Company’s bank group. Having a large bank group allows the Company to mitigate the potential impact of any bank’s failure to honor its lending commitment.
Series A Cumulative Redeemable Preferred Units
On June 12, 2019, Altus Midstream issued and sold the Preferred Units in a private offering exempt from the registration requirements of the Securities Act (the Closing). The Closing occurred pursuant to a Preferred Unit Purchase Agreement among Altus Midstream, the Company, and the purchasers party thereto, dated as of May 8, 2019. A total of 625,000 Preferred Units were sold at a price of $1,000 per Preferred Unit, for an aggregate issue price of $625.0 million. Altus Midstream received approximately $611.2 million in cash proceeds from the sale after deducting transaction costs and discounts to certain purchasers. These proceeds were used to fund ongoing capital contributions related to Altus’ Equity Method Interest Pipelines and repayment of outstanding principal on the revolving credit facility (discussed above).
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
•The Preferred Units are redeemable at Altus Midstream’s option at any time in cash at a redemption price (the Redemption Price) equal to (a) the greater of (i) an 11.5 percent internal rate of return (increasing to 13.75 percent after the fifth anniversary of Closing), and (ii) a 1.3x multiple of invested capital plus (b) if applicable, the value of any accrued and unpaid distributions. The Preferred Units will be redeemable at the holder’s option upon a change of control or liquidation of Altus Midstream and certain other events, including certain asset dispositions. The Company and Altus Midstream remained subsidiaries of Apache upon consummation of the January 2022 direct exchange by the Company and Apache under the Amended LPA, pursuant to which the Company succeeded to Apache’s 12.5 million Common Units, issued an additional 12.5 million shares of Class A Common Stock to Apache, and cancelled Apache’s 12.5 million shares of Class C Common Stock (as further discussed in Note 10—Equity and Warrants in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K).
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
At the close of the Altus Combination, Apache was granted the right to receive contingent consideration of up to 1,250,000 shares of Class A Common Stock as follows:
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
All share amounts referenced above have been retrospectively restated to reflect the Company’s reverse stock split, which was effected June 30, 2020. For additional information regarding these arrangements, please see Note 10—Equity and Warrants in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.
Contractual Obligations
Altus Midstream exercised four of the Company’s five Pipeline Options acquired from Apache at the closing of the Altus Combination. The fifth option to acquire interest in the Salt Creek NGL pipeline was not exercised, and expired during 2020. The Company may be required to fund its proportionate share of future capital expenditures for its equity interest share in the development of the pipelines as referenced. The Company estimates it will incur minimal capital contributions during 2022 for its equity interests.
The Company’s midstream assets service Altus Midstream’s revenue agreements, which are underpinned by acreage dedications covering Alpine High. There are no minimum volume or firm transportation commitments. Pursuant to these agreements, Altus Midstream is obligated to perform low and high pressure gathering, processing, dehydration, compression, treating, conditioning, and transmission on all volumes produced from the dedicated acreage, so long as Apache has the right to market such gas. Although Altus believes its existing gathering, processing, and transmission infrastructure is expected to provide capacity levels capable of fulfilling its midstream contracts to service Apache’s production and additional third-party customers, current capital spending may be increased in future periods if additional cryogenic processing capacity is needed, commensurate with any forecasted throughput increases.
During the fourth quarter of 2020, the Company entered into a three year fixed-rate power contract with a third-party. The Company estimates its minimum obligation will be $4.7 million and $3.6 million for 2022 and 2023, respectively. The actual amount incurred will vary based on usage.
Altus Midstream may also be subject to various contingent obligations that become payable only if certain events or rulings were to occur. The inherent uncertainty surrounding the timing of and monetary impact associated with these events or rulings prevents any meaningful accurate measurement, which is necessary to assess settlements resulting from litigation, regulatory, or environmental matters. As of December 31, 2021, there were no accruals or loss contingencies related to such matters. For a detailed discussion of the Company’s environmental and legal contingencies, please see Note 8—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

For additional information regarding the Company’s obligations, please see Note 2—Transactions with Affiliates, Note 5—Debt and Financing Costs, and Note 8—Commitments and Contingencies in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.
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
Altus recorded impairments on its gathering, processing, and transmission assets and other fixed assets during 2021, 2020 and 2019. For discussion of these impairments, see Note 1—Summary of Significant Accounting Policies and Note 4—Property, Plant, and Equipment in the Notes to Consolidated Financial Statements included in within Part IV, Item 15 of this Annual Report on Form 10-K.
Impairment of Equity Method Interests
Equity method interests are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value has occurred, if the loss is deemed to be other than temporary. When the loss is deemed to be other than temporary, the carrying value of the equity method investment is written down to fair value, and the amount of the write-down is included in income.
Altus recorded an impairment charge on its equity method interest in EPIC during the fourth quarter of 2021. The fair value of the impaired interest was determined using the income approach. The income approach first considered Altus’ estimates of future throughput volumes, tariff rates, and costs. These assumptions were applied to develop future operating cash flow projections that were then discounted using a discount rate believed to be consistent with that which would be applied by market participants. The amount arrived at using this approach was then considered against EPIC’s debt and the carrying value of Altus’ investment in EPIC as of December 31, 2021, resulting in the fourth quarter impairment charge. Altus has classified this nonrecurring fair value measurement as Level 3 in the fair value hierarchy. Please refer to Note 9—Equity Method Interests, within Part IV, Item 15 of this Annual Report on Form 10-K for further details of the Company’s equity method interests. Negative revisions in future estimates of throughput volumes, revenue assumptions or costs related to the Company’s equity method interests could lead to further impairments of such interests in future periods.
Income Taxes
Altus’ operations are subject to U.S. federal and state taxation on income. The Company records deferred tax assets and liabilities to account for the expected future tax consequences of events that have been recognized in the Company’s financial statements and tax returns. Altus routinely assesses the ability to realize its deferred tax assets. If Altus concludes that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, the tax asset would be reduced by a valuation allowance. The Company recorded a full valuation allowance against its deferred tax asset as of December 31, 2021 and December 31, 2020.

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
Fair Value Measurements — Preferred Units Embedded Derivative
As noted in the discussion related to the Preferred Units above, the fair value of the embedded derivative is determined by a range of factors, including expected future interest rates using the Black-Karasinski model, the Company’s imputed interest rate, interest rate volatility, the expected timing of periodic cash distributions, the estimated timing for the potential exercise of the exchange option, any anticipated early redemptions of the Preferred Units, and anticipated dividend yields of the Preferred Units. The value of the unrealized derivative liability during the year ended December 31, 2021 decreased by $82.1 million, primarily driven by a current year assumption that a portion of the Preferred Units will be redeemed before the holders of the Preferred Units could theoretically exercise their exchange option. Absent any changes to assumptions regarding the timing of redemptions in general, a one percent increase in the expected imputed interest rate assumption would significantly increase the value of the embedded derivative liability at any period end, while a one percent decrease would lead a similar decrease in value.
A summary of key assumptions used to value this instrument at December 31, 2021 and 2020 is included below:

	December 31, 2021	December 31, 2020
Range of Altus Midstream Company's Imputed Interest Rate	5.54-11.21%	7.32-11.73%
Interest Rate Volatility(1)	40.08%	37.08%
Expected Time to Exercise of the Exchange Option	4.45 years	5.45 Years
Assumed Number of Units Exchanged	375,000	625,000
(1)A 1% change in either direction of the interest rate volatility assumption in any period would not have a significant effect on the valuation of the embedded feature.

Refer to Note 11—Series A Cumulative Redeemable Preferred Units within Part IV, Item 15 of this Annual Report on Form 10-K for further discussion.

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
Commodity Price Risk
Currently, a majority of the Company’s midstream service agreements are fee-based, with no direct commodity price exposure to oil, natural gas, or NGLs, and only an immaterial portion of the agreements are based on the underlying value of a commodity. However, the Company is indirectly exposed to adverse changes in commodity prices through Apache and potential third-party customers’ economic decisions to develop and produce oil and natural gas from which Altus receives revenues for providing gathering, processing, and transmission services.
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
Interest Rate Risk
At December 31, 2021, Altus Midstream had $657.0 million of proceeds drawn on its revolving credit facility. The interest rate for the facility is variable, which exposes the Company to the risk of increased interest expense in the event of increases to short-term interest rates. If interest rates increased by 1.0 percent, the Company’s annual consolidated interest expense would have increased by approximately $6.7 million. Accordingly, results of operations, cash flows, financial condition, and the ability to make cash distributions could be adversely affected by significant increases in interest rates. Altus currently has no interest rate derivative instruments outstanding, but the Company continues to monitor its interest rate exposure and may enter into interest rate derivative instruments in the future if it determines that it is necessary to invest in such instruments in order to mitigate its interest rate risk.
Credit Risk
The Company is subject to credit risk resulting from nonpayment or nonperformance by, or the insolvency or liquidation of, Apache or third-party customers. Any increase in the nonpayment and nonperformance by, or the insolvency or liquidation of, the Company’s customers could adversely affect the Company’s results of operations.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary financial information required to be filed under this Item 8 are presented on pages F-1 through F-37 in Part IV, Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and the Company’s Chief Financial Officer and Treasurer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the captions “Election of Directors” and “Information About Our Executive Officers” in the proxy statement relating to the Company’s 2022 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2021 (the Proxy Statement), is incorporated herein by reference.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See Note 2—Transactions with Affiliates of the Company’s financial statements, under Item 8 above, for information regarding payments to or from Apache Corporation. The information set forth under the captions “Certain Business Relationships and Transactions” and “Director Independence” in the Proxy Statement is incorporated herein by reference.
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

2.2***	–
Contribution Agreement, dated as of October 21, 2021, by and among Altus Midstream Company, Altus Midstream LP, New BCP Raptor Holdco, LLC and BCP Raptor Holdco, LP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 21, 2021, SEC File No. 001-38048).

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

3.3	–	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed on March 7, 2017, SEC File No. 333-216514).
4.1	–	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, SEC File No. 001-38048).
4.2	–	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A filed on March 16, 2017, SEC File No. 333-216514).
4.3	–	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A filed on March 16, 2017, SEC File No. 333-216514).
4.4	–
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
Intrastate Firm Natural Gas Transportation Service Agreement, dated April 1, 2017, by and between Apache Corporation and Altus Midstream Pipeline LP (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for year ended December 31, 2018, SEC File No. 001-38048).

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

21.1*	–	Subsidiaries of the Company.
23.1*	–	Consent of Ernst & Young LLP.
23.2*	–	Consent of Ernst & Young LLP.
23.3*	–	Consent of BDO USA, LLP relating to the financial statements of Gulf Coast Express Pipeline LLC.
23.4*	–	Consent of BDO USA, LLP relating to the financial statements of Permian Highway Pipeline LLC.
23.5*	–	Consent of KPMG LLP.
24.1*	–	Power of Attorney (included on signature page hereto).

31.1*	–	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	–	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	–	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.
99.1*	–	Gulf Coast Express Pipeline LLC audited financial statements as of December 31, 2021.
99.2*	–	Breviloba, LLC audited financial statements as of December 31, 2021.
99.3*	–	Permian Highway Pipeline LLC audited financial statements as of December 31, 2021.
99.4*	–	EPIC Crude Holdings, LP audited financial statements as of December 31, 2020.
101.INS*	–	Inline XBRL Instance Document. (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	–	Inline XBRL Taxonomy Schema Document.
101.CAL*	–	Inline XBRL Calculation Linkbase Document.
101.DEF*	–	Inline XBRL Definition Linkbase Document.
101.LAB*	–	Inline XBRL Label Linkbase Document.
101.PRE*	–	Inline XBRL Presentation Linkbase Document.
104*	–	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
** Furnished herewith
*** Schedules and exhibits to this Exhibit have been omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
† Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 15 hereof.
‡ Portions have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv), because the omitted information is both not material and is the type that the Company treats as private or confidential.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ALTUS MIDSTREAM COMPANY

/s/ Clay Bretches
Clay Bretches
Chief Executive Officer and President

Dated: February 22, 2022

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

Name	Title	Date
/s/ Clay Bretches Clay Bretches	Director, Chief Executive Officer, and President (principal executive officer)	February 22, 2022
/s/ Ben C. Rodgers Ben C. Rodgers	Director, Chief Financial Officer, and Treasurer (principal financial officer)	February 22, 2022
/s/ Rebecca A. Hoyt Rebecca A. Hoyt	Senior Vice President, Chief Accounting Officer and Controller (principal accounting officer)	February 22, 2022
/s/ Mark Borer Mark Borer	Director	February 22, 2022
/s/ Staci L. Burns Staci L. Burns	Director	February 22, 2022
/s/ Joe C. Frana Joe C. Frana	Director	February 22, 2022
/s/ D. Mark Leland D. Mark Leland	Director	February 22, 2022
/s/ Kevin S. McCarthy Kevin S. McCarthy	Director	February 22, 2022
/s/ Christopher J. Monk Christopher J. Monk	Director	February 22, 2022
/s/ Stephen P. Noe Stephen P. Noe	Director	February 22, 2022
/s/ Robert S. Purgason Robert S. Purgason	Director	February 22, 2022
/s/ Jon W. Sauer Jon W. Sauer	Director, Chairman of the Board, and Senior Vice President	February 22, 2022

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2021.
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
February 22, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Altus Midstream Company:
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Altus Midstream Company (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity and noncontrolling interests for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We did not audit the financial statements of Gulf Coast Express Pipeline LLC (“GCX”), an entity in which the Company has a 16% interest, for the years ended December 31, 2021, 2020 and 2019; EPIC Crude Holdings, LP (“EPIC”), an entity in which the Company has a 15% interest, for the year ended December 31, 2020; or Permian Highway Pipeline LLC (“PHP”), an entity in which the Company has an approximately 26.7% interest, for the year ended December 31, 2019. In the consolidated financial statements, the Company’s equity method interest in GCX is stated at approximately $274 million and $284 million as of December 31, 2021 and 2020, respectively, and the Company’s income from equity method interest, net, of GCX is stated at approximately $40 million in 2021, $42 million in 2020, and $18 million in 2019. The Company’s equity method interest in EPIC is approximately $177 million as of December 31, 2020, and the Company’s loss from equity method interest, net, of EPIC is approximately $16 million for the year ended December 31, 2020. The Company’s equity method interest in PHP is approximately $310 million as of December 31, 2019, and the Company’s income from equity method interest, net, of PHP is approximately $0.4 million for the year ended December 31, 2019. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for GCX, EPIC and PHP, is based solely on the reports of the other auditors.

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
February 22, 2022

Report of Independent Registered Public Accounting Firm
Board of Directors and Members
Gulf Coast Express Pipeline LLC
Houston, Texas
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Gulf Coast Express Pipeline LLC (the “Company”) as of December 31, 2021 and 2020, the related statements of income, members’ equity and cash flows for each of the three years ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
February 16, 2022

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

San Antonio, Texas
February 25, 2021

Report of Independent Registered Public Accounting Firm

Board of Directors and Members
Permian Highway Pipeline LLC
Houston, Texas
Opinion on the Financial Statements
We have audited the accompanying statements of operations, members’ equity, and cash flows of Permian Highway Pipeline LLC (the “Company”) for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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

Houston, Texas
March 16, 2020

ALTUS MIDSTREAM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2021	2020	2019

	(In thousands, except per share data)
REVENUES:
Midstream services revenue — affiliate (Note 3)	$142,727	$144,714	$135,798
Product sales — affiliate (Note 3)	9,754	—	—
Product sales — third parties	8,136	3,695	—
Total revenues	160,617	148,409	135,798
COSTS AND EXPENSES:
Costs of product sales — affiliate (Note 3)	9,754	—	—
Costs of product sales — third parties	7,793	2,988	—
Operations and maintenance(1)	32,748	37,993	55,858
General and administrative(2)	14,182	13,155	10,301
Depreciation and accretion	16,201	15,945	41,480
Impairments	441	1,643	1,300,719
Taxes other than income	13,886	15,069	13,231
Total costs and expenses	95,005	86,793	1,421,589
OPERATING INCOME (LOSS)	65,612	61,616	(1,285,791)
Unrealized derivative instrument gain (loss)	82,114	(36,080)	(8,470)
Interest income	4	9	3,606
Income from equity method interests, net	113,764	58,739	19,069
Impairment on equity method interests	(160,441)	—	—
Warrants valuation adjustment	664	1,200	11,180
Transaction costs	(4,472)	—	—
Other	12,574	(2,306)	(622)
Total other income	44,207	21,562	24,763
Financing costs, net of capitalized interest	10,598	2,190	1,792
NET INCOME (LOSS) BEFORE INCOME TAXES	99,221	80,988	(1,262,820)
Current income tax benefit	—	(696)	(15)
Deferred income tax expense	—	—	64,915
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	99,221	81,684	(1,327,720)
Net income attributable to Preferred Unit limited partners	161,906	75,906	38,809
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	(62,685)	5,778	(1,366,529)
Net income (loss) attributable to Apache limited partner	(48,741)	2,987	(1,008,039)
NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS	$(13,944)	$2,791	$(358,490)

NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS, PER SHARE(3)
Basic	$(3.72)	$0.75	$(95.70)
Diluted	(3.86)	0.36	(95.70)
WEIGHTED AVERAGE SHARES(3)
Basic	3,746	3,746	3,746
Diluted	16,246	16,246	3,746
(1)Includes amounts of $5.6 million, $5.4 million, and $8.8 million associated with related parties for the years ended December 31, 2021, 2020, and 2019, respectively. Refer to Note 2—Transactions with Affiliates.
(2)Includes amounts of $9.1 million, $7.0 million, and $5.4 million associated with related parties for the years ended December 31, 2021, 2020, and 2019, respectively. Refer to Note 2—Transactions with Affiliates.
(3)Share and per share amounts have been retroactively restated to reflect the Company’s reverse stock split, which was effected June 30, 2020. Refer to Note—10 Equity and Warrants for further information.
The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2021	2020	2019

	(In thousands)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	$99,221	$81,684	$(1,327,720)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Share of equity method interests other comprehensive income (loss)	630	523	(1,152)
COMPREHENSIVE INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	99,851	82,207	(1,328,872)
Comprehensive income attributable to Preferred Unit limited partners	161,906	75,906	38,809
Comprehensive income (loss) attributable to Apache limited partner	(48,256)	3,389	(1,008,925)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS	$(13,799)	$2,912	$(358,756)

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
CONSOLIDATED BALANCE SHEET

	December 31,
	2021	2020

	(In thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$131,963	$24,188
Accounts receivable	2,249	1,033
Accounts receivable from Apache Corporation (Note 1)	9,875	446
Revenue receivables (Note 3)	13,717	11,378
Inventories	2,958	3,597
Prepaid assets and other	5,866	2,127
	166,628	42,769
PROPERTY, PLANT, AND EQUIPMENT:
Property, plant, and equipment	211,700	208,870
Less: Accumulated depreciation and accretion	(24,713)	(13,034)
	186,987	195,836
OTHER ASSETS:
Equity method interests	1,364,826	1,555,182
Deferred charges and other	6,229	5,843
	1,371,055	1,561,025
Total assets	$1,724,670	$1,799,630

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY
CURRENT LIABILITIES:
Distributions payable to Preferred Unit limited partners	$11,562	$—
Dividends payable	—	5,620
Distributions payable to Apache Corporation (Note 1)	—	18,750
Other current liabilities (Note 6)	15,682	5,613
	27,244	29,983
LONG-TERM DEBT	657,000	624,000
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Asset retirement obligation	68,331	64,062
Embedded derivative	56,895	139,009
Other noncurrent liabilities	10,118	6,424
	135,344	209,495
Total liabilities	819,588	863,478

COMMITMENTS AND CONTINGENCIES (Note 8)

Redeemable noncontrolling interest — Apache limited partner	769,855	575,125
Redeemable noncontrolling interest — Preferred Unit limited partners	712,476	608,381

EQUITY:
Class A Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 3,746,460 shares issued and outstanding at December 31, 2021 and 2020(1)	1	1
Class C Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 12,500,000 shares issued and outstanding at December 31, 2021 and 2020(1)	1	1
Additional paid-in capital	—	122,222
Accumulated deficit	(577,251)	(369,433)
Accumulated other comprehensive loss	—	(145)
	(577,249)	(247,354)
Total liabilities, noncontrolling interests, and equity	$1,724,670	$1,799,630
(1)Share amounts have been retroactively restated to reflect the Company’s reverse stock split, which was effected June 30, 2020. Refer to Note 10—Equity and Warrants for further information.

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2021	2020	2019

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interests	$99,221	$81,684	$(1,327,720)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized derivative instrument (gain) loss	(82,114)	36,080	8,470
Depreciation and accretion	16,201	15,945	41,480
Deferred income tax expense	—	—	64,915
Income from equity method interests, net	(113,764)	(58,739)	(19,069)
Distributions from equity method interests	133,974	80,747	25,316
Impairments	441	1,643	1,300,719
Impairment on equity method interests	160,441	—	—
Power credit, net	(5,701)	—	—
Warrants valuation adjustment	(664)	(1,200)	(11,180)
Other	2,741	3,368	907
Changes in operating assets and liabilities:
(Increase) decrease in inventories	356	430	(620)
(Increase) decrease in prepaid assets and other	217	(56)	3,877
Increase in accounts receivable	(1,216)	(1,033)	—
(Increase) decrease in revenue receivables (Note 2)	(2,339)	4,083	(4,532)
(Increase) decrease in account receivables from/payable to affiliate	(8,174)	1,043	(6,361)
Increase in accrued expenses	9,353	280	71
Increase in deferred charges, deferred credits and other noncurrent liabilities	746	19	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	209,719	164,294	76,273

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,588)	(29,981)	(342,650)
Proceeds from sale of assets	3,037	10,240	13,309
Contributions to equity method interests	(28,420)	(327,305)	(501,352)
Distributions from equity method interests	38,755	17,419	—
Acquisition of equity method interests	—	—	(670,625)
Capitalized interest paid	—	(8,733)	(2,370)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	8,784	(338,360)	(1,503,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redeemable noncontrolling interest - Preferred Unit limited partners, net	—	—	611,249
Distributions paid to Preferred Unit limited partners	(46,249)	(23,124)	—
Distributions paid to Apache limited partner	(75,000)	—	—
Dividends paid	(22,479)	—	—
Proceeds from revolving credit facility	33,000	228,000	396,000
Finance lease	—	(11,789)	(22,994)
Deferred facility fees	—	(816)	(792)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(110,728)	192,271	983,463

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	107,775	18,205	(443,952)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	24,188	5,983	449,935
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$131,963	$24,188	$5,983
SUPPLEMENTAL CASH FLOW DATA:
Accrued capital expenditures(1)	$514	$834	$18,573
Finance lease liability(2)	—	—	9,767
Interest paid, net of capitalized interest	9,540	1,013	903
Cash received for income tax refunds	—	696	527
(1)Includes $0.8 million due from Apache and $0.4 million and $1.5 million due to Apache of capital expenditures for the years ended December 31, 2021, 2020, and 2019, respectively, pursuant to the terms of the Construction, Operations, and Maintenance Agreement entered into at the closing of the Altus Combination. Refer to Note 2—Transactions with Affiliates for more information.
(2)The Company entered into a finance lease in the first quarter of 2019 for power generators, which ended during the first quarter of 2020. The Company then exercised its option to purchase the generators.

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS

	Redeemable Noncontrolling Interest — Preferred Unit Limited Partners(2)	Redeemable Noncontrolling Interest — Apache Limited Partner	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)
			Shares(1)	Amount	Shares(1)	Amount

	(In thousands)		(In thousands)

Balance at December 31, 2018	$—	$1,940,500	3,746	$1	12,500	$1	$(22,464)	$(204,517)	$—	$(226,979)
Issuance of Series A Cumulative Redeemable Preferred Units	516,790	—	—	—	—	—	—	—	—	—
Net income (loss)	38,809	(1,008,039)	—	—	—	—	—	(358,490)	—	(358,490)
Change in redemption value of noncontrolling interest	—	(230,575)	—	—	—	—	39,792	190,783	—	230,575
Accumulated other comprehensive loss	—	(886)	—	—	—	—	—	—	(266)	(266)
Balance at December 31, 2019	555,599	701,000	3,746	1	12,500	1	17,328	(372,224)	(266)	(355,160)
Distributions paid to Preferred Unit limited partners	(23,124)	—	—	—	—	—	—	—	—	—
Distributions payable to Apache limited partner	—	(18,750)
Quarterly Common Dividends declared ($1.50 per share)	—	—	—	—	—	—	(5,620)	—	—	(5,620)
Net income	75,906	2,987	—	—	—	—	—	2,791	—	2,791
Change in redemption value of noncontrolling interest	—	(110,514)	—	—	—	—	110,514	—	—	110,514
Accumulated other comprehensive income	—	402	—	—	—	—	—	—	121	121
Balance at December 31, 2020	608,381	575,125	3,746	1	12,500	1	122,222	(369,433)	(145)	(247,354)
Distributions paid to Preferred Unit limited partners	(46,249)	—	—	—	—	—	—	—	—	—
Distributions payable to Preferred Unit limited partners	(11,562)	—	—	—	—	—	—	—	—	—
Distributions paid to Apache limited partner	—	(56,250)	—	—	—	—	—	—	—	—
Quarterly Common Dividends declared ($1.50 per share)	—	—	—	—	—	—	(16,860)	—	—	(16,860)
Net income (loss)	161,906	(48,741)	—	—	—	—	—	(13,944)	—	(13,944)
Change in redemption value of noncontrolling interests	—	299,236	—	—	—	—	(105,362)	(193,874)	—	(299,236)
Accumulated other comprehensive income	—	485	—	—	—	—	—	—	145	145
Balance at December 31, 2021	$712,476	$769,855	3,746	$1	12,500	$1	$—	$(577,251)	$—	$(577,249)
(1)Share amounts have been retroactively restated to reflect the Company’s reverse stock split, which was effected June 30, 2020. Refer to Note 10—Equity and Warrants for further information.
(2)Certain redemption features embedded within the Preferred Unit purchase agreement require bifurcation and measurement at fair value. For further detail, refer to Note 11—Series A Cumulative Redeemable Preferred Units.

The accompanying notes to consolidated financial statements are an integral part of this statement.

ALTUS MIDSTREAM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless the context otherwise requires, the “Company,” “ALTM” and “Altus” refers to Altus Midstream Company and its consolidated subsidiaries. “Altus Midstream” refers to Altus Midstream LP and its consolidated subsidiaries. “Apache” refers to Apache Corporation and its consolidated subsidiaries. All references to the Company’s Class A common stock, $0.0001 par value (Class A Common Stock), and Class C common stock, $0.0001 par value (Class C Common Stock), reflect such share amounts as retrospectively restated to reflect the Company’s reverse stock split, which was effected June 30, 2020. Refer to Note—10 Equity and Warrants for further information.
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
On August 3, 2018, Altus Midstream LP was formed in Delaware as a limited partnership and wholly-owned subsidiary of KAAC. On August 8, 2018, KAAC and Altus Midstream LP entered into a contribution agreement (the Altus Contribution Agreement) with certain wholly-owned subsidiaries of Apache, including four Delaware limited partnerships (collectively, Altus Midstream Operating) and their general partner (Altus Midstream Subsidiary GP LLC, a Delaware limited liability company, and together with Altus Midstream Operating, the Altus Midstream Entities). The Altus Midstream Entities were formed by Apache between May 2016 and January 2017 for the purpose of acquiring, developing, and operating midstream oil and gas assets in the Alpine High resource play and surrounding areas (Alpine High).
On November 9, 2018 (the Closing Date) and pursuant to the terms of the Altus Contribution Agreement, KAAC acquired from Apache the entire equity interests of the Altus Midstream Entities and options to acquire equity interests in five separate third-party pipeline projects (the Pipeline Options). The acquisition of the entities and the Pipeline Options is referred to herein as the Altus Combination. In exchange, the consideration provided to Apache included economic voting and non-economic voting shares in KAAC and partnership units representing limited partner interests in Altus Midstream LP (Common Units). Following the Closing Date and in connection with the completion of the Altus Combination, KAAC changed its name to Altus Midstream Company.
Ownership of Altus Midstream LP
As of and following the Closing Date and in connection with the completion of the Altus Combination, the Company’s wholly-owned subsidiary, Altus Midstream GP LLC, a Delaware limited liability company (Altus Midstream GP), is the sole general partner of Altus Midstream LP. The Company operates its business through Altus Midstream LP and its subsidiaries, which include Altus Midstream Operating. As of December 31, 2021, the Company held approximately 23.1 percent of the outstanding Common Units, and a controlling interest, in Altus Midstream and Apache held the remaining 76.9 percent. As a result of a direct exchange by the Company of Class A Common Stock for Apache’s Common Units in January 2022, the Company owns 100% of the outstanding Common Units (see Note—10 Equity and Warrants).
Business Combination with BCP
On October 21, 2021, the Company announced that it will combine with privately-owned BCP Raptor Holdco LP (BCP and, together with BCP Raptor Holdco GP, LLC, the Contributed Entities) in an all-stock transaction, pursuant to the Contribution Agreement dated as of that same date and entered into by and among Altus, Altus Midstream LP (the Partnership), New BCP Raptor Holdco, LLC (the Contributor), and BCP (the BCP Contribution Agreement). BCP is the parent company of EagleClaw Midstream, which includes EagleClaw Midstream Ventures, the Caprock Midstream and Pinnacle Midstream businesses, and a 26.7 percent interest in the Permian Highway Pipeline. Pursuant to the BCP Contribution Agreement,

Contributor will contribute all of the equity interests of the Contributed Entities (the Contributed Interests) to the Partnership, with each Contributed Entity becoming a wholly-owned subsidiary of the Partnership (the BCP Business Combination).
As consideration for the contribution of the Contributed Interests, the Company will issue 50 million shares of Class C Common Stock (and Altus Midstream LP will issue a corresponding number of Common Units) to BCP’s unitholders, which are principally funds affiliated with Blackstone and I Squared Capital. The transaction is expected to close during the first quarter of 2022 following completion of customary closing conditions.

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
The Company has no independent operations or material assets other than its partnership interests in Altus Midstream, which constitutes all of its business. The Company’s only material net assets separate from Altus Midstream relate to deferred taxes and the current and deferred income tax expense (benefit) associated with its investment in Altus Midstream in 2018. In the fourth quarter of 2019, the Company recorded a full valuation allowance against its net deferred tax assets. Accordingly, the deferred tax asset balance was nil as of the years ended December 31, 2021 and 2020. Additionally, the Company’s balance sheet reflects the presentation of noncontrolling interest ownership attributable to the limited partner interests in Altus Midstream held by Apache and the holders of Series A Cumulative Redeemable Preferred Units (the Preferred Units). Refer to Note 12—Income Taxes, Note 10—Equity and Warrants, and Note 11—Series A Cumulative Redeemable Preferred Units for further information.
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
Redeemable Noncontrolling Interest — Apache Limited Partner
As of December 31, 2021, the Company’s redeemable noncontrolling interest presented in the consolidated financial statements consisted of Common Units representing limited partner interests in Altus Midstream held by Apache. Pursuant to certain provisions of the partnership agreement of Altus Midstream (as amended in connection with the Altus Combination, and subsequent issuance of Preferred Units, the Amended LPA), the limited partner interests held by Apache were equal to the number of shares of the Company’s Class C Common Stock held by Apache.
The Company initially recorded the redeemable noncontrolling interest upon the issuance of the Common Units to Apache as part of the Altus Combination and based on the recapitalization value ascribed at the Closing Date to the limited partner interest. All or a portion of these Common Units could be redeemed at Apache’s option, which it elected in January 2022 in respect of all such Common Units. The Company had the ability to settle the redemption option either (i) in shares of Class A Common Stock on a one-for-one basis, which it did in January 2022, or (ii) in cash (based on the fair market value of the Class A Common Stock as determined pursuant to the Altus Contribution Agreement), subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. Upon the January 2022 exchange of Common Units held by Apache for Class A Common Stock, a corresponding number of shares of Class C Common Stock were cancelled.
The Company’s policy is to record the redeemable noncontrolling interest represented by the Common Units held by Apache at the higher of (i) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (ii) the redemption value as of the balance sheet date.
See discussion and additional detail further discussed in Note 10—Equity and Warrants.

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
See discussion and additional detail further discussed in Note 11—Series A Cumulative Redeemable Preferred Units and Note 14—Fair Value Measurements.
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
Equity method interests are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value has occurred, if the loss is deemed to be other than temporary. When the loss is deemed to be other than temporary, the carrying value of the equity method investment is written down to fair value, and the amount of the write-down is included in income. As part of its review of the fair value of its assets in relation to the announced BCP Business Combination, Altus determined the current fair value of its investment in EPIC was below carrying value. The Company subsequently determined that this loss in value was deemed to be other than temporary. As such, in the fourth quarter of 2021, Altus recorded an impairment charge of $160.4 million on its equity method interest in EPIC. The fair value of the impaired interest was determined using the income approach, which considered Altus’ estimates of future throughput volumes, tariff rates, and costs. These assumptions were applied to develop future operating cash flow projections that were then discounted to estimated fair value using a discount rate believed to be consistent with that which would be applied by market participants. The amount arrived at was then considered against EPIC’s debt and the carrying value of the Company’s interest in EPIC to determine the recoverability of Altus’ interest as of December 31, 2021, resulting in the fourth quarter impairment charge. Altus has classified this nonrecurring fair value measurements as Level 3 in the fair value hierarchy.
Refer to Note 9—Equity Method Interests for further details of the Company’s equity method interests.
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
Embedded features identified within the Company’s agreements are bifurcated and measured at fair value at the end of each period on the Company’s consolidated balance sheet. Such recurring fair value measurements are presented in further detail in Note 14—Fair Value Measurements. The Company also uses fair value measurements on a nonrecurring basis when certain qualitative assessments of its assets indicate a potential impairment. During the years ended December 31, 2021, 2020, and 2019, the Company recorded an impairment charge of $0.4 million, $1.6 million, and $1.3 billion, respectively, on certain assets. Refer to Property, Plant and Equipment—Impairment within this Note below and Note 4—Property, Plant and Equipment, for further detail. During the year ended December 31, 2021, the Company separately recorded an impairment of $160.4 million on its interest in EPIC. Refer to Equity Method Interests within this Note above and Note 9—Equity Method Interests for further detail.
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. As of December 31, 2021 and 2020, Altus Midstream had $132.0 million and $24.2 million, respectively, of cash and cash equivalents.
Revenue Receivable
For each period presented and upon commencement of operations, revenues were primarily generated from midstream services provided to Apache, which included gathering, processing, and transmission of natural gas. Revenue receivables represents revenues accrued that have been earned by Altus Midstream but not yet invoiced to Apache. There were no doubtful accounts written off, nor have we provided an allowance for doubtful accounts, as of December 31, 2021 and 2020.
Inventories
Inventories consist principally of equipment and material, stated at the lower of cost or net realizable value.
Property, Plant, and Equipment
Property, plant, and equipment consists of the costs incurred to acquire and construct midstream assets including capitalized interest.

Depreciation
Depreciation is computed over each asset’s estimated useful life using the straight-line method based on estimated useful lives and estimated asset salvage values. The estimated lives are generally 30 years for plants and facilities and 40 years for pipelines and such estimated useful lives were used to depreciate the Company’s assets in 2019. The estimation of useful life also takes into consideration anticipated production lives from the fields serviced by these assets, whether operated by Apache or a third-party. Determination of depreciation expense requires judgment regarding the estimated useful lives and salvage values of property, plant, and equipment. As circumstances warrant, depreciation estimates are reviewed to determine if any changes in the underlying assumptions are necessary. Given the fourth quarter 2019 impairment discussed under Impairment below, and as discussed further in Note 4—Property, Plant and Equipment, the Company reassessed the useful life of its assets in January of 2020. This assessment resulted in a change to estimated useful lives on its impaired assets to 12 years. For the years ended December 31, 2021, 2020, and 2019 depreciation expense totaled $11.9 million, $12.0 million, and $39.8 million, respectively.
Asset Retirement Obligations and Accretion
The initial estimated asset retirement obligation related to property, plant, and equipment and subsequent revisions are recorded as a liability at fair value, with an offsetting asset retirement cost recorded as an increase to the associated property, plant, and equipment on the consolidated balance sheet. Revisions in estimated liabilities can result from changes in estimated inflation rates, changes in service and equipment costs, and changes in the estimated timing of an asset’s retirement. Asset retirement costs are depreciated using a systematic and rational method similar to that used for the associated property, plant, and equipment. Accretion expense on the liability is recognized over the estimated productive life of the related assets and is included on the consolidated statements of operations under “Depreciation and accretion.” For the years ended December 31, 2021, 2020, and 2019 accretion expense totaled $4.3 million, $4.0 million, and $1.6 million, respectively.

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
These asset impairments are recorded within “Impairments” on the Company’s consolidated statement of operations. Refer to Note 4—Property, Plant and Equipment, for further detail.
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
Other Income
In 2020, the Company entered into a contract with a provider to supply the Company with electrical power. If the Company does not utilize all of its fixed purchase volumes under this contract, then it will receive a credit based on a market rate for the related underutilization. In conjunction with increased power pricing due to the Texas freeze event and underutilization of contractual electricity volumes, the Company recognized an estimated total credit of approximately $9.7 million for the six months ended June 30, 2021. The Company did not recognize any additional credit during the remainder of 2021. These amounts are recorded on the statement of consolidated operations in “Other income.” The related power credit will offset the Company’s future monthly power payments and is recorded in “Prepaid assets and other” for the current portion and “Deferred charges and other” for the long-term portion on the consolidated balance sheet. No credits were recorded for the years ended December 31, 2020 and 2019. The Company has no remaining performance obligations related to these credits as of December 31, 2021.

Distributions to Apache
During 2021, the Company paid an aggregate $22.5 million in dividends on the Company’s Class A Common Stock, of which $5.6 million, or $1.50 per share, was paid in each quarter of 2021. Each quarterly Class A Common Stock dividend was funded by a distribution from Altus Midstream to its common unitholders of $1.50 per Common Unit, with each quarterly distribution totaling $24.4 million, of which $5.6 million was paid to the Company and the balance was paid to Apache due to its 76.9 percent ownership of outstanding Common Units. Please refer to Note 10—Equity and Warrants for further information.
General and Administrative Expense
General and administrative (G&A) expense represents indirect costs and overhead expenditures incurred by the Company associated with managing the midstream assets.
In connection with the closing of the Altus Combination, the Company entered into the COMA, as described above, pursuant to which Apache will provide certain services related to the design, development, construction, operation, management, and maintenance of Altus Midstream’s assets, on the Company’s behalf. See discussion and additional detail further discussed in Note 2—Transactions with Affiliates.
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
The Company routinely assesses the ability to realize its deferred tax assets. If the Company concludes that it is more likely than not that some or all of the deferred tax assets will not be realized, the tax asset is reduced by a valuation allowance. In connection with this assessment, the Company maintained a full valuation allowance against its net deferred tax asset as of December 31, 2021 and 2020.
Change in Accounting Policy
Historically, the Company reported income and loss from equity method interests on a one-month reporting lag. Effective October 1, 2019, the Company eliminated this one-month reporting lag. In accordance with ASC 810-10-45-13, “A Change in the Fiscal Year-End Lag Between Subsidiary and Parent” (ASC 810), the elimination of this previously existing reporting lag is considered a voluntary change in accounting principle in accordance with ASC 250-10-50, “Change in Accounting Principle.” The Company believes that this change in accounting principle is preferable as it provides the Company with the ability to present the results of its equity method interests for the same period as all other consolidated results of the Company, which improves overall financial reporting to investors by providing the most current information available. The Company has not retrospectively applied the change in accounting principle since its impact to the consolidated balance sheet and related statements of operations and cash flows was immaterial for all periods. For more information on equity method interests owned by the Company, please refer to Note 9—Equity Method Interests.
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
In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)” to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. This update is effective for the Company beginning in the first quarter of 2022, with early adoption permitted, using either the modified or fully retrospective method with a cumulative effect adjustment to the opening balance of retained earnings. The Company will adopt this ASU in the first quarter of 2022 and does not believe it will have a material impact on its financial statements.
2.    TRANSACTIONS WITH AFFILIATES
Revenues
The Company has contracted to provide services including gas gathering, compression, processing, transmission, and NGL transmission, pursuant to acreage dedications provided by Apache, comprising the entire Alpine High acreage. In accordance with the terms of these agreements, the Company receives prescribed fees and may receive excess recovery volumes based on the type and volume of product for which the services are provided. Additionally, beginning in 2020 Altus Midstream entered into three agreements to provide operating and maintenance services for Apache’s compressors in exchange for a fixed monthly fee per compressor serviced.
Revenues generated under these agreements are presented on the Company’s statement of consolidated operations as “Midstream services revenue — affiliate.” Revenues earned that have not yet been invoiced to Apache are presented on the Company’s consolidated balance sheet as “Revenue receivables.” Refer to Note 3—Revenue Recognition, for further discussion.
Cost and Expenses
The Company has no employees, and prior to the Altus Combination, the Company had no banking or cash management facilities. As such, the Company has contracted with Apache to receive certain operational, maintenance, and management services. In accordance with the terms of these agreements, the Company incurred operations and maintenance expenses of $5.6 million, $5.4 million, and $8.8 million for the years ended December 31, 2021, 2020, and 2019, respectively. The Company incurred general and administrative expenses of $9.1 million, $7.0 million, and $5.4 million for the years ended December 31, 2021, 2020, and 2019, respectively, including expenses related to the operational services agreement and the COMA. Further information on the related-party agreements in place during the period is provided below.
Construction, Operations, and Maintenance Agreement
At the closing of the Altus Combination, the Company entered into the COMA with Apache. Under the terms of the COMA, Apache provides certain services related to the design, development, construction, operation, management, and maintenance of certain gathering, processing and other midstream assets, on behalf of the Company. In return, the Company paid or will pay fees to Apache of (i) $3.0 million for the period beginning on the execution of the COMA at the closing of the Altus Combination through December 31, 2019, (ii) $5.0 million for the period of January 1, 2020 through December 31, 2020, (iii) $7.0 million for the period of January 1, 2021 through December 31, 2021 and (iv) $9.0 million annually thereafter, adjusted based on actual internal overhead and general and administrative costs incurred, until terminated. The annual fee was negotiated as part of the Altus Combination to reimburse Apache for indirect costs of performing administrative corporate functions for the Company, including services for information technology, risk management, corporate planning, accounting, cash management, and others.
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

Lease Agreements
Concurrent with the closing of the Altus Combination, Altus Midstream entered into an operating lease agreement with Apache (the Lease Agreement) relating to the use of certain office buildings, warehouse and storage facilities located in Reeves County, Texas. Under the terms of the Lease Agreement, Altus Midstream shall pay to Apache on a monthly basis the sum of (i) a base rental charge of $44,500 and (ii) an amount based on Apache’s estimate of the annual costs it expects to incur in connection with the ownership, operation, repair, and/or maintenance of the facilities. The Company incurred total expenses of $0.6 million, $0.8 million and $1.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, in relation to the Lease Agreement, which are included within operations and maintenance expenses. Unpaid amounts accrue interest until settled. The initial term of the Lease Agreement is four years and may be extended by Altus Midstream for three additional, consecutive periods of twenty-four months. To accommodate Altus Midstream’s desire to vacate the leased premises, the Lease Agreement was amended in July 2020 to provide for its termination with respect to all or any portion of the leased premises which Apache may sell, with a pro rata rent reduction if Apache sells less than all of the leased premises.
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
Operating lease expense associated with ROU assets is recognized on a straight-line basis over the lease term. Lease expense is reflected on the consolidated statement of operations commensurate with the leased activities and nature of the services performed. The remaining undiscounted future minimum lease payment as of December 31, 2021 is $0.4 million, which will be paid in 2022.
In 2020 and 2021, Altus Midstream entered into various operating lease agreements with Apache related to the use of certain of Altus Midstream’s compressors. Under the terms of the agreement, Apache pays Altus Midstream fixed monthly lease payments, which are recorded as “Other” in the Company’s consolidated statement of operations. Each of the lease agreements has an initial term of thirty months and automatically extends on a month-to-month basis unless either party cancels the agreement. The Company recorded income related to these agreements of $1.6 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively. Altus also earns a monthly fee to operate and maintain the compressors under lease. Refer to Note 3—Revenue Recognition for further discussion.

Distributions to Apache
During 2021, the Company paid an aggregate $22.5 million in dividends on the Company’s Class A Common Stock, of which $5.6 million, or $1.50 per share, was paid in each quarter of 2021. Each quarterly Class A Common Stock dividend was funded by a distribution from Altus Midstream to its common unitholders of $1.50 per Common Unit, with each quarterly distribution totaling $24.4 million, of which $5.6 million was paid to the Company and the balance was paid to Apache due to its 76.9 percent ownership of outstanding Common Units Please refer to Note 10—Equity and Warrants for further information.
Altus Combination Agreements
Limited Partnership Agreement of Altus Midstream LP
In connection with the Altus Combination, Altus Midstream Company, Altus Midstream GP, Altus Midstream LP, and Apache entered into an amended and restated limited partnership agreement of Altus Midstream LP, which was further amended in connection with the subsequent issuance of Preferred Units. The Amended LPA sets forth, among other things, the rights and obligations of (i) Altus Midstream GP as general partner and (ii) Altus Midstream Company, Apache, and Preferred Unit holders as limited partners of Altus Midstream LP. Altus Midstream GP is not entitled to reimbursement for its services as general partner. Refer to Note 1—Summary of Significant Accounting Policies and Note 11—Series A Cumulative Redeemable Preferred Units, for further information.
Purchase Rights and Restrictive Covenants Agreement
At the closing of the Altus Combination, the Company entered into a purchase rights and restrictive covenants agreement (the Purchase Rights and Restrictive Covenants Agreement) with Apache. Under the Purchase Rights and Restrictive Covenants Agreement, until the later of the five-year anniversary of the Closing and the date on which Apache and its affiliates cease to own a majority of the Company’s voting common stock, Apache is obligated to provide (i) the first right to pursue any opportunity (including any expansion opportunities) of Apache to acquire or invest, directly or indirectly (including equity investments), in any midstream assets or participate in any midstream opportunities located, in whole or part, within an area covering approximately 1.7 million acres in Reeves, Pecos, Brewster, Culberson, and Jeff Davis Counties in Texas, and (ii) a right of first offer on certain retained midstream assets of Apache.
3.    REVENUE RECOGNITION
The following table presents a disaggregation of the Company’s revenue.

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Gas gathering and compression	$18,192	$20,060	$17,077
Gas processing	107,878	106,396	101,199
Transmission	12,572	14,548	15,942
NGL transmission	2,422	2,773	1,580
Other	1,663	937	—
Midstream services revenue — affiliate	142,727	144,714	135,798

Product sales — affiliate	9,754	—	—
Product sales — third parties	8,136	3,695	—
Total revenues	$160,617	$148,409	$135,798
The Company primarily generates revenue from its contracts with customers for the gathering, compression, processing, transmission, and sale of natural gas and NGLs in exchange for a fee per unit of volumes processed or delivered during a given month.
Midstream services revenue is primarily attributable to services performed for Apache pursuant to separate long-term commercial midstream agreements. As part of these agreements, substantially all of Apache’s natural gas production from its existing and future owned or controlled properties within the dedicated area of its entire Alpine High resource play is provided to the Company, so long as Apache has the right to market such product. Providing the related service on each volumetric unit represents a single, distinct performance obligation that is satisfied over time as services are rendered. Prior to the Company entering the new Gas Processing Agreement discussed below, the Company did not own or take title to the volumes it serviced under these agreements. Altus Midstream, in return for its performance, receives a fee per volumetric unit serviced during a given month. The related service fee charged per unit is set forth for each contract year, subject to yearly fee escalation recalculations.
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
The Company entered into a new Gas Processing Agreement with Apache in October 2021, which superseded the prior agreement. In addition to the service fees discussed above, the new Gas Processing Agreement contains terms for Apache to provide the Company with excess recovery volumes as consideration under the contract. Excess recovery volumes represent the net difference between the actual recovery rate of processed volumes and contractually fixed volumetric recovery rates. The Company obtains control of excess recovery volumes, if any, on a monthly basis. Any product received is reflected as non-cash consideration and the associated value is included in the transaction price for gas processing services on a net basis. The associated revenue is valued using the market price of the relevant product during the month such product was processed. The subsequent sale of any excess recovery volumes to third parties is recorded as “Product sales — third parties” and the subsequent sale of any excess recovery volumes to Apache is recorded as “Product sales — affiliate” in the Company’s statement of operations.
The associated costs of excess recovery volumes sold are recorded based on the market price of the relevant product and are recorded as “Cost of product sales — third parties” or “Cost of product sales — affiliate” in the Company’s consolidated statement of operations. In 2021, the Company recorded $9.8 million of revenues and costs related to sales of excess recovery volumes to Apache and $2.4 million of revenues and costs related to sales of excess recovery volumes to third parties.

In addition to the $2.4 million of revenue and costs related to the sales of excess recovery volumes to third parties under the new Gas Processing Agreement, the Company also purchased and processed NGL volumes for other third-party customers during 2021 and 2020. As part of these agreements, Altus Midstream purchases volumes from a third party, which Altus Midstream then owns, controls and services, prior to ultimate sale to the customer. The Company recorded revenue related to these contracts of $5.7 million and $3.7 million, respectively, in 2021 and 2020, with associated purchase costs of $5.4 million and $3.0 million, respectively. As it relates to product sales, the physical delivery of each unit of quantity represents a single, distinct performance obligation that is satisfied at a point in time when control transfers to the customer, generally determined as the point of delivery. Prices are determined based on market-indexed values, adjusted for quality and other market-reflective differentials. As there are no provisions for minimum volume commitments and pricing is variable based on index values, revenue is measured by allocating an entirely variable market price to each performance obligation and recognized at a point in time when control is transferred to the customer. The transaction price is not constrained as variability is resolved prior to the recognition of revenue.
Other Midstream Service Revenue — Affiliate
Beginning in 2020, Altus Midstream entered into various agreements with Apache to provide compressor maintenance, operations, and other related services for various compressors at compressor stations owned by Apache. Altus Midstream receives a fixed monthly fee under these contracts for each month that services are provided. Providing such services on each compressor unit represents a single, distinct performance obligation that is satisfied over time as services are rendered. Income generated from these contracts in 2021 and 2020 totaled $1.7 million and $0.9 million, respectively, and is classified as “Other” within Midstream Services Revenue — Affiliate in the table above.
Payment Terms and Contract Balances
Payments are generally due the month immediately following the month of service. Amounts settled with Apache each month are based on the net amount owed to either party. Revenue receivables from the Company’s contracts with Apache totaled $13.7 million and $11.4 million, as of December 31, 2021 and 2020, respectively, as presented on the Company’s consolidated balance sheet. Sales revenue receivables from the Company’s contracts with third parties totaled $2.2 million and $1.0 million as of December 31, 2021 and 2020, respectively, as presented on the Company’s consolidated balance sheet.
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

4.    PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment, at carrying value, is as follows:

	December 31,
	2021	2020

	(In thousands)
Gathering, processing, and transmission systems and facilities(1)	$208,211	$204,643
Construction in progress	335	904
Other property and equipment	3,154	3,323
Total property, plant, and equipment	211,700	208,870
Less: accumulated depreciation and accretion	(24,713)	(13,034)
Total property, plant, and equipment, net	$186,987	$195,836
(1)Included in Gathering, processing, and transmissions systems and facilities are compressors under lease to Apache totaling $10.0 million and $6.2 million, net as of December 31, 2021 and December 31, 2020, respectively.
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
The Company entered into a finance lease during the first quarter of 2019 related to power generators leased on a one-year term with the right to purchase. The lease expired in January 2020, at which time the Company exercised its purchase option and purchased the power generators under lease for $9.8 million. Depreciation on the Company's finance lease asset was $5.0 million for the year ended December 31, 2019. Interest on the Company's finance lease assets was $0.9 million for the year ended December 31, 2019. No depreciation expense nor interest were recorded related to this finance lease for the years ended December 31, 2021 and 2020.

5.    DEBT AND FINANCING COSTS
In November 2018, Altus Midstream entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream’s two, one year extension options). The agreement for this revolving credit facility, as amended (the Amended Credit Agreement), provides aggregate commitments from a syndicate of banks of $800.0 million. The aggregate commitments include a letter of credit subfacility of up to $100.0 million and a swingline loan subfacility of up to $100.0 million. Altus Midstream may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of December 31, 2021, there were $657.0 million of borrowings and a $2.0 million of letter of credit outstanding under this facility. As of December 31, 2020, there were $624.0 million of borrowings and no letters of credit outstanding under this facility.
Altus Midstream’s revolving credit facility is unsecured and is not guaranteed by the Company, Apache, APA Corporation or any of their respective subsidiaries.
At Altus Midstream’s option, the interest rate per annum for borrowings under this facility is either a base rate, as defined, plus a margin, or the London Interbank Offered Rate (LIBOR), plus a margin. Altus Midstream also pays quarterly a facility fee at a rate per annum on total commitments. The margins and the facility fee vary based upon (i) the Leverage Ratio (as defined below) until Altus Midstream has a senior long-term debt rating and (ii) such senior long-term debt rating once it exists. The Leverage Ratio is the ratio of (1) the consolidated indebtedness of Altus Midstream and its restricted subsidiaries to (2) EBITDA (as defined in the Amended Credit Agreement) of Altus Midstream and its restricted subsidiaries for the 12-month period ending immediately before the determination date. At December 31, 2021, the base rate margin was 0.05 percent, the LIBOR margin was 1.05 percent, and the facility fee was 0.20 percent. In addition, a commission is payable quarterly to the lenders on the face amount of each outstanding letter of credit at a per annum rate equal to the LIBOR margin then in effect. Customary letter of credit fronting fees and other charges are payable to issuing banks.
The Amended Credit Agreement contains restrictive covenants that may limit the ability of Altus Midstream and its restricted subsidiaries to, among other things, incur additional indebtedness or guaranty indebtedness, sell assets, make investments in unrestricted subsidiaries, enter into mergers, make certain payments and distributions, incur liens on certain property securing indebtedness, and engage in certain other transactions without the prior consent of the lenders. Altus Midstream also is subject to a financial covenant under the Amended Credit Agreement, which requires it to maintain a Leverage Ratio not exceeding 5.00:1.00 at the end of any fiscal quarter, starting with the quarter ended December 31, 2019, except that during the period of up to one year following a qualified acquisition, the Leverage Ratio cannot exceed 5.50:1.00 at the end of any fiscal quarter. Unless the Leverage Ratio is less than or equal to 4.00:1.00, the Amended Credit Agreement limits distributions in respect of Altus Midstream LP’s capital to $30 million per calendar year until either (i) the consolidated net income of Altus Midstream LP and its restricted subsidiaries, as adjusted pursuant to the Amended Credit Agreement, for three consecutive calendar months equals or exceeds $350.0 million on an annualized basis or (ii) Altus Midstream LP has a specified senior long-term debt rating; in addition, before the occurrence of one of those events, the Leverage Ratio must be less than or equal to 5.00:1.00. In no event can any distribution be made that would, after giving effect to it on a pro forma basis, result in a Leverage Ratio greater than (i) 5.00:1.00 or (ii) for a specified period after a qualifying acquisition, 5.50:1.00. The Leverage Ratio as of December 31, 2021 was less than 4.00:1.00.
The terms of Altus Midstream’s Preferred Units also contain certain restrictions on distributions on Altus Midstream LP’s Common Units, including the Common Units held by the Company, and any other units that rank junior to the Preferred Units with respect to distributions or distributions upon liquidation. Refer to Note 11—Series A Cumulative Redeemable Preferred Units for further information. In addition, the amount of any cash distributions to Altus Midstream LP by any entity in which it has an interest accounted for by the equity method is subject to such entity’s compliance with the terms of any debt or other agreements by which it may be bound, which in turn may impact the amount of funds available for distribution by Altus Midstream LP to its partners.
There are no clauses in the Amended Credit Agreement that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes. The Amended Credit Agreement has no drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreement allows the lenders to accelerate payment maturity and terminate lending and issuance commitments for nonpayment and other breaches, and if Altus Midstream or any of its restricted subsidiaries defaults on other indebtedness in excess of the stated threshold, is insolvent, or has any unpaid, non-appealable judgment against it for payment of money in excess of the stated threshold. Lenders may also accelerate payment maturity and terminate lending and issuance commitments if Altus Midstream undergoes a specified change in control or has specified pension plan liabilities in excess of the stated threshold. Altus Midstream was in compliance with the terms of the Amended Credit Agreement as of December 31, 2021.

Interest Income and Financing Costs, Net of Capitalized Interest
The following table presents the components of Altus Midstream’s interest income and financing costs, net of capitalized interest:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Interest income	$4	$9	$3,606
Interest income	$4	$9	$3,606

Interest expense	$9,431	$9,775	$6,384
Amortization of deferred facility fees	1,167	1,148	889
Capitalized interest	—	(8,733)	(5,481)
Financing costs, net of capitalized interest	$10,598	$2,190	$1,792
6.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities at December 31, 2021 and 2020:

	December 31,
	2021	2020

	(In thousands)
Accrued taxes other than income	$10,888	$165
Accrued capital costs	1,346	360
Accrued incentive compensation	1,585	1,466
Accrued operations and maintenance expense	645	926
Other	1,218	2,696
Total other current liabilities	$15,682	$5,613
7.    ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020

	(In thousands)
Asset retirement obligation, beginning balance	$64,062	$60,095
Liabilities incurred during the period	—	—
Accretion expense	4,269	3,967
Revisions in estimated liabilities	—	—
Asset retirement obligation, ending balance	$68,331	$64,062
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

8.    COMMITMENTS AND CONTINGENCIES
Accruals for loss contingencies arising from claims, assessments, litigation, environmental, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. As of December 31, 2021 and 2020, there were no accruals for loss contingencies.
Litigation
The Company is subject to governmental and regulatory controls arising in the ordinary course of business. The Company is not aware of any pending or threatened legal proceedings against it at the time of the filing of this Annual Report on Form 10-K that would have a material impact on its financial position, results of operations, or liquidity.
Environmental Matters
As an owner of infrastructure assets and with rights to surface lands, the Company is subject to various local and federal laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations and subject the Company to liability for pollution damages. In some instances, Altus Midstream may be directed to suspend or cease operations. The Company maintains insurance coverage, which management believes is customary in the industry, although insurance does not fully cover against all environmental risks. Additionally, there can be no assurance that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered. The Company is not aware of any environmental claims existing as of December 31, 2021, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity.
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
At the closing of the Altus Combination, the Company entered into the COMA and the Lease Agreement with Apache, which include contractual obligations for the Company to pay certain management and lease rental fees, respectively, to Apache over the term of the agreements. Refer to Note 2—Transactions with Affiliates for further discussion.
During the fourth quarter of 2020, the Company entered into a three year fixed-rate power contract with a third-party. The Company estimates its minimum obligation will be $4.7 million and $3.6 million for 2022 and 2023, respectively. The actual amount incurred will vary based on usage.
In the second quarter of 2019, Altus Midstream issued and sold the Preferred Units. Under the terms of the Amended LPA, the Preferred Unit holders are entitled to receive quarterly distributions until such time as the Preferred Units are redeemed or exchanged. Refer to Note 11—Series A Cumulative Redeemable Preferred Units for further discussion regarding the terms of the Preferred Units and the rights of the holders thereof.
Additionally, the Company is required to fund its pro-rata portion of any future capital expenditures for the development of the pipeline projects as referenced in Note 9—Equity Method Interests.
At December 31, 2021 and 2020, there were no other material contractual obligations related to the entities included in the consolidated financial statements other than the performance of asset retirement obligations as referenced in Note 7—Asset Retirement Obligation and required credit facility fees discussed in Note 5—Debt and Financing Costs.

9.    EQUITY METHOD INTERESTS
As of December 31, 2021, the Company owns the following equity method interests in Permian Basin long-haul pipeline entities. For each of the equity method interests, the Company has the ability to exercise significant influence based on certain governance provisions and its participation in the significant activities and decisions that impact the management and economic performance of the equity method interests.

	December 31, 2021		December 31, 2020
In thousands, except for ownership percentages	Ownership	Amount	Ownership	Amount
Gulf Coast Express Pipeline LLC	16.0%	$273,940	16.0%	$283,530
EPIC Crude Holdings, LP	15.0%	—	15.0%	176,640
Permian Highway Pipeline LLC	26.7%	629,896	26.7%	615,186
Breviloba, LLC	33.0%	460,990	33.0%	479,826
		$1,364,826		$1,555,182
As of December 31, 2021 and 2020, unamortized basis differences included in the equity method interest balances were $34.0 million and $37.7 million, respectively. These amounts represent differences in the Company’s initial costs paid to acquire the equity method interests and Altus’ initial underlying equity in the respective entities, as well as capitalized interest related to Permian Highway Pipeline (PHP) construction costs. Unamortized basis differences are amortized into equity income (loss) over the useful lives of the underlying pipeline assets when they are placed into service.
The following table presents the activity in the Company’s equity method interests for the years ended December 31, 2021 and 2020:

	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC
					Total
	(In thousands)
Balance at December 31, 2019	$291,628	$163,199	$310,421	$492,800	$1,258,048
Contributions	1,715	29,250	296,340	—	327,305
Distributions	(52,009)	—	—	(46,157)	(98,166)
Capitalized interest(1)	—	—	8,733	—	8,733
Equity income (loss), net	42,196	(16,332)	(308)	33,183	58,739
Other comprehensive loss		523	—	—	523
Balance at December 31, 2020	$283,530	$176,640	$615,186	$479,826	$1,555,182
Contributions	314	2,250	25,856	—	28,420
Distributions	(49,953)	—	(73,668)	(49,108)	(172,729)
Equity income (loss), net	40,049	(19,079)	62,522	30,272	113,764
Other comprehensive income	—	630	—	—	630
Impairment(2)	—	(160,441)	—	—	(160,441)
Balance at December 31, 2021	$273,940	$—	$629,896	$460,990	$1,364,826
(1)Altus’ proportionate share of the PHP construction costs were funded with the revolving credit facility. Accordingly, Altus capitalized $8.7 million of related interest expense during 2020, which is included in the basis of the PHP equity interest.
(2)The Company impaired its investment in EPIC in the fourth quarter of 2021. Refer to Note 1—Summary of Significant Accounting Policies for further details on this impairment charge.

Summarized Financial Information
The following represents selected income statement and balance sheet data for the Company’s equity method interests (on a 100 percent basis):

	For the Year Ended December 31,
	2021
	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC

Statements of Income	(In thousands)
Revenues	$362,399	$164,774	$397,237	$157,683
Operating income (loss)	254,772	(36,488)	237,230	92,568
Net income (loss)	253,535	(114,519)	236,528	92,005
Other comprehensive income	—	4,197	—	—

	For the Year Ended December 31,
	2020
	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC

Statements of Income	(In thousands)
Revenues	$366,185	$165,970	$7,220	$167,784
Operating income (loss)	266,219	(35,566)	(1,798)	102,526
Net income (loss)	264,956	(109,614)	(1,140)	102,048
Other comprehensive income	—	3,484	—	—

	For the Year Ended December 31,
	2019(1)
	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC

Statements of Income	(In thousands)
Revenues	$132,103	$40,756	$—	$129,559
Operating income (loss)	108,056	(67,763)	(93)	81,369
Net income (loss)	109,997	(72,535)	1,587	81,469
Other comprehensive loss	—	(7,681)	—	—
(1)Although the Company’s interests in EPIC Crude Holdings, LP, Permian Highway Pipeline LLC, and Breviloba, LLC were acquired in March, May, and July of 2019, respectively, the financial results for all equity method interests are presented for the entire twelve months of 2019 for comparability.

	As of December 31,
	2021				2020
	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC

Balance Sheets	(In thousands)
Current assets	$74,408	$101,189	$69,995	$34,159	$59,910	$122,995	$23,734	$53,206
Noncurrent assets	1,655,941	2,177,616	2,267,940	1,344,178	1,714,062	2,272,805	2,316,176	1,375,155
Total assets	$1,730,349	$2,278,805	$2,337,935	$1,378,337	$1,773,972	$2,395,800	$2,339,910	$1,428,361

Current liabilities	$46,151	$58,729	$36,657	$11,244	$32,997	$67,073	$95,863	$10,326
Noncurrent liabilities	461	1,185,003	—	8,254	526	1,187,615	—	2,389
Equity	1,683,737	1,035,073	2,301,278	1,358,839	1,740,449	1,141,112	2,244,047	1,415,646
Total liabilities and equity	$1,730,349	$2,278,805	$2,337,935	$1,378,337	$1,773,972	$2,395,800	$2,339,910	$1,428,361

10. EQUITY AND WARRANTS
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

Common Stock and Warrants
The Company’s second amended and restated certificate of incorporation authorizes the issuance of 1,500,000,000 shares of Class A Common Stock, $0.0001 par value, and 1,500,000,000 shares of Class C Common Stock, $0.0001 par value. The Company’s shares of Class A Common Stock are listed on the Nasdaq under the symbol “ALTM.” As of December 31, 2021, there were 3,746,460 and 12,500,000 issued and outstanding shares of Class A Common Stock and Class C Common Stock, respectively.
In January 2022, a direct exchange by the Company and Apache was effectuated under the Amended LPA, pursuant to which the Company succeeded to Apache’s 12,500,000 Common Units, issued an additional 12,500,000 shares of Class A Common Stock to Apache, and cancelled Apache’s 12,500,000 shares of Class C Common Stock, whereupon the Company and Altus Midstream remained subsidiaries of Apache.

Holders of each of the Class A Common Stock and Class C Common Stock vote together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law. Only holders of Class A Common Stock are entitled to dividends or other liquidating distributions made by the Company. On December 10, 2020, the Company announced that its board of directors initiated a dividend program on the Company’s Class A Common Stock as further detailed below under the section titled “Common Stock Dividend.”
Shares of Class A Common Stock and certain warrants were originally issued in connection with the Company’s public offering, while shares of Class C Common Stock were newly-issued in connection with the Altus Combination.
Public Warrants
As of December 31, 2021, 2020, and 2019 there were 12,577,350 Public Warrants (as defined below) outstanding. Each whole public warrant entitles the holder to purchase one twentieth of a share of Class A Common Stock at a price of $230.00 per share (the Public Warrants). The Public Warrants will expire five years after closing of the Altus Combination or earlier upon redemption or liquidation. The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant with not less than 30 days’ notice provided to the Public Warrant holders. However, this redemption right can only be exercised if the reported last sale price of the Class A Common Stock equals or exceeds $360.00 per share for any 20 trading days within a 30-trading day period ending three business days prior to sending the notice of redemption to the Public Warrant holders.
Following the closing of the Altus Combination, the Public Warrants continued trading under the symbol “ALTMW.” On December 11, 2018, the Company received notice from the Staff of the Nasdaq of a delisting determination with respect to its Public Warrants for failure to satisfy the Nasdaq’s minimum round lot holder listing requirement. The Public Warrants ceased trading on the Nasdaq at the opening of business on December 20, 2018. The delisting of the Public Warrants did not impact the listing or trading of the Company’s Class A Common Stock.
Private Placement Warrants
As of December 31, 2021, 2020, and 2019 , there were 6,364,281 Private Placement Warrants (as defined below) outstanding, of which Apache holds 3,182,140. The private placement warrants are identical to the Public Warrants discussed above, except (i) they will not be redeemable by the Company so long as they are held by the initial holders or their respective permitted transferees and (ii) they may be exercised by the holders on a cashless basis (the Private Placement Warrants and, together with the Public Warrants, the Warrants).
The Warrants are recorded at a fair value of $0.2 million and $0.9 million as of December 31, 2021 and 2020, respectively, on the consolidated balance sheet in other non-current liabilities.

Earn-Out Consideration
As part of the Altus Combination, Apache was granted the right to receive earn-out consideration of up to 1,250,000 shares of Class A Common Stock as follows:
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
Redeemable Noncontrolling Interest — Apache Limited Partner
As of December 31, 2021, in conjunction with its ownership of the Class C Common Stock, Apache owned 12,500,000 Altus Midstream Common Units, approximately 76.9 percent of the total Common Units issued and outstanding. The financial results of Altus Midstream and its subsidiaries are included in the Company’s consolidated financial statements as detailed in Note 1—Summary of Significant Accounting Policies, under the section titled “Principles of Consolidation.”
As of December 31, 2021, Apache had the right, at any time, to cause Altus Midstream to redeem all or a portion of the Common Units issued to Apache, in exchange for shares of the Company’s Class A Common Stock on a one-for-one basis or, at Altus Midstream’s option, an equivalent amount of cash; provided that the Company could, at its option, effect a direct exchange of cash or Class A Common Stock for such Common Units in lieu of such a redemption by Altus Midstream. Upon the future redemption or exchange of Common Units held by Apache, a corresponding number of shares of Class C Common Stock held by Apache would be cancelled. In January 2022, a direct exchange by the Company and Apache was effectuated under the Amended LPA, pursuant to which the Company succeeded to Apache’s 12,500,000 Common Units, issued an additional 12,500,000 shares of Class A Common Stock to Apache, and cancelled Apache’s 12,500,000 shares of Class C Common Stock, whereupon the Company and Altus Midstream remained subsidiaries of Apache.
As of December 31, 2021, Apache’s limited partner interest associated with the Common Units issued with the Class C Common Stock is reflected as a redeemable noncontrolling interest in the Company. The redeemable noncontrolling interest is recognized at the higher of (i) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest and (ii) the maximum redemption value as of the balance sheet date. The redemption value is determined based on a 5-day volume weighted average closing price of the Class A Common Stock (5-day VWAP) as defined in the Amended LPA, a Level 1 non-recurring fair value measurement. At December 31, 2021 and 2020, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date of $769.9 million and $575.1 million, respectively.
For further discussion of Apache’s right to receive additional shares of Class A Common Stock, and other outstanding equity instruments that may impact ownership interests and the limited partner interests of Altus Midstream in future periods, see Note 13—Net Income (Loss) Per Share.
Redeemable Noncontrolling Interest — Preferred Unit Limited Partners
On June 12, 2019, Altus Midstream issued and sold the Preferred Units in a private offering, and the purchasers of the Preferred Units were admitted as limited partners of Altus Midstream. The Preferred Units will be exchangeable for shares of the Company’s Class A Common Stock at the option of the Preferred Unit holders after the seventh anniversary of Closing (as defined below) or upon the occurrence of specified events, unless otherwise redeemed by Altus Midstream. Refer to Note 11—Series A Cumulative Redeemable Preferred Units for further discussion.
Common Stock Dividend
During 2021, the Company paid an aggregate $22.5 million in dividends on the Company’s Class A Common Stock, of which $5.6 million, or $1.50 per share, was paid in each quarter of 2021. Each quarterly Class A Common Stock dividend was funded by a distribution from Altus Midstream to its common unitholders of $1.50 per Common Unit, with each quarterly distribution totaling $24.4 million, of which $5.6 million was paid to the Company and the balance was paid to Apache due to its 76.9 percent ownership of outstanding Common Units.
Refer to Note 2—Transactions with Affiliates for further discussion of the Common Unit distribution.

11.    SERIES A CUMULATIVE REDEEMABLE PREFERRED UNITS
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
•The Preferred Units are redeemable at Altus Midstream’s option at any time in cash at a redemption price (the Redemption Price) equal to (a) the greater of (i) an 11.5 percent internal rate of return (increasing to 13.75 percent after the fifth anniversary of Closing), and (ii) a 1.3x multiple of invested capital plus (b) if applicable, the value of any accrued and unpaid distributions. The Preferred Units will be redeemable at the holder’s option upon a change of control or liquidation of Altus Midstream and certain other events, including certain asset dispositions. The Company and Altus Midstream remained subsidiaries of Apache upon consummation of the January 2022 direct exchange by the Company and Apache under the Amended LPA, pursuant to which the Company succeeded to Apache’s 12.5 million Common Units, issued an additional 12.5 million shares of Class A Common Stock to Apache, and cancelled Apache’s 12.5 million shares of Class C Common Stock (as further discussed in Note 10—Equity and Warrants).
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
$611,249
(1)See Note 14—Fair Value Measurements for further discussion on the nature and recognition of the embedded derivative.
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

Activity related to the Preferred Units for the years ended December 31, 2021 and 2020 is as follows:

	Units Outstanding	Financial Position(1)

	(In thousands, except for unit data)
Redeemable noncontrolling interest — Preferred Units: at December 31, 2019	638,163	$555,599
Distribution of in-kind additional Preferred Units	22,531	—
Cash distributions paid to Preferred Unit limited partners	—	(23,124)
Allocation of Altus Midstream net income	N/A	75,906
Redeemable noncontrolling interest — Preferred Units: at December 31, 2020	660,694	608,381
Cash distributions paid to Preferred Unit limited partners	—	(46,249)
Distributions payable to Preferred Unit limited partners	—	(11,562)
Allocation of Altus Midstream net income	N/A	79,931
Accreted redemption value adjustment	N/A	81,975
Redeemable noncontrolling interest — Preferred Units: at December 31, 2021	660,694	$712,476
Embedded derivative liability(2)		56,895
		$769,371
(1)The Preferred Units are redeemable at Altus Midstream’s option at a redemption price (the Redemption Price), which as of December 31, 2021 is calculated as the greater of (i) an 11.5 percent internal rate of return and (ii) a 1.3 times multiple of invested capital. As of December 31, 2021, the Redemption Price would have been based on an 11.5 percent internal rate of return, which would equate to a redemption value of $738.7 million.
(2)Certain redemption features embedded within the terms of the Preferred Units require bifurcation and measurement at fair value. Refer to Note 14—Fair Value Measurements for discussion of the fair value changes in the embedded derivative liability during the period.
N/A - not applicable.

12. INCOME TAXES
The total income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Current income taxes:
Federal	$—	$(696)	$(15)
State	—	—	—
	—	(696)	(15)
Deferred income taxes:
Federal	—	—	67,516
State	—	—	(2,601)
	—	—	64,915
Total	$—	$(696)	$64,900
The total income tax provision (benefit) differs from the amounts computed by applying the U.S. statutory income tax rate to net income (loss) before income taxes. A reconciliation of the tax on the Company’s net income (loss) before income taxes and total tax expense (benefit) is shown below:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Income tax expense (benefit) at U.S. statutory rate	$20,836	$17,008	$(265,192)
Income tax expense (benefit) attributable to Apache limited partner	(15,932)	(12,892)	205,844
Income tax benefit attributable to Preferred Unit limited partners	(7,833)	(3,676)	(1,879)
State tax benefit(1)	—	—	(2,610)
CARES Act tax impact	—	(266)	—
Valuation allowance(1)	3,068	(620)	130,988
Warrant valuation adjustment	(139)	(252)	(2,348)
All other, net	—	2	97
Income tax expense (benefit)	$—	$(696)	$64,900
(1) The change in state valuation allowance is included as a component of state income tax.

The net deferred tax assets reflect the tax impact of temporary differences between the asset and liability amounts carried on the balance sheet under U.S. GAAP and amounts utilized for income tax purposes. The net deferred tax assets consist of the following:

	December 31,
	2021	2020

	(In thousands)
Deferred tax assets:
Investment in partnership	$88,054	$92,881
Asset retirement obligation	512	480
Net operating losses	44,437	37,675
Property, plant, and equipment	3,358	4,471
Total deferred tax assets	136,361	135,507
Valuation allowance	(135,263)	(133,077)
Net deferred tax assets	1,098	2,430
Deferred tax liabilities:
Other	1,098	2,430
Net deferred tax assets	$—	$—
In 2021, the Company recorded an increase in valuation allowance against its net deferred tax asset. The Company has assessed the future potential to realize these deferred tax assets and has concluded that it is more likely than not that these deferred tax assets will not be realized.
The Company reconciles its effective tax rate to its net income (loss) before income taxes. This includes net income (loss) before income taxes attributable to both the controlling and noncontrolling interests. As such, the Company’s effective tax rate includes adjustments to remove income (loss) attributed to the noncontrolling interests. In 2021, 2020, and 2019, the Company recorded tax benefit adjustments of $15.9 million and $12.9 million and a tax expense adjustment of $205.8 million, respectively, associated with income and losses allocated to Apache.
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
On June 12, 2019, Altus Midstream issued and sold the Preferred Units in a private offering. Concurrently, the Preferred Units were established as a new class of partnership unit representing limited partner interests in Altus Midstream pursuant to the terms of the Amended LPA, and the purchasers were admitted as limited partners of Altus Midstream. In 2021, 2020 and 2019, the Company recorded a tax benefit adjustment of $7.8 million, $3.7 million, and $1.9 million, respectively, associated with income allocated to the noncontrolling Preferred Unit limited partners of Altus Midstream. For further details on the terms of the Preferred Units and the rights of the holders thereof, refer to Note 11—Series A Cumulative Redeemable Preferred Units.
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
The Company has a federal net operating loss carryforward of $211.6 million, which has an indefinite carryforward period. The Company has recorded a full valuation allowance against the federal net operating loss because it is more likely than not that this attribute will not be realized.

On January 14, 2022, a direct exchange by the Company and Apache Midstream LLC was effectuated under the Amended LPA, pursuant to which the Company succeeded to Apache’s 12,500,000 Common Units, issued an additional 12,500,000 shares of Class A Common Stock to Apache, and cancelled Apache’s 12,500,000 shares of Class C Common Stock (as further discussed in Note 10—Equity and Warrants). For federal income tax purposes, the Company is deemed to have acquired 12,500,000 Common Units and as a result, the tax basis of the assets held by Altus Midstream LP was increased to the market value of Class A Common Stock on the exchange date.
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

	December 31,
	2021	2020	2019

	(In thousands)
Balance at beginning of year	$4,613	$2,057	$—
Additions based on tax positions related to the prior year	—	—	—
Additions based on tax positions related to the current year	1,622	2,556	2,057
Reductions for tax positions of prior years	—	—	—
Balance at end of year	$6,235	$4,613	$2,057
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

	For the Year Ended December 31,
	2021			2020			2019
	Loss	Shares	Per Share	Income	Shares	Per Share	Loss	Shares(3)	Per Share

	(In thousands, except per share data)
Basic:
Net income (loss) attributable to Class A common shareholders	$(13,944)	3,746	$(3.72)	$2,791	3,746	$0.75	$(358,490)	3,746	$(95.70)
Effect of dilutive securities:
Redeemable noncontrolling interest — Apache limited partner	$(48,741)	12,500		$2,987	12,500		$—	—
Diluted(1)(2):
Net income (loss) attributable to Class A common shareholders	$(62,685)	16,246	$(3.86)	$5,778	16,246	$0.36	$(358,490)	3,746	$(95.70)
(1)The effect of an assumed exchange of outstanding Common Units of Altus Midstream (and the cancellation of a corresponding number of shares of outstanding Class C Common Stock) would have been anti-dilutive for the year ended December 31, 2019.
(2)The effect of an assumed exchange of the outstanding Preferred Units of Altus Midstream for shares of Class A Common Stock would have been anti-dilutive for all periods presented in which the Preferred Units were outstanding.
(3)Share and per share amounts have been retroactively restated to reflect the Company’s reverse stock split, which was effected June 30, 2020. Refer to Note 10—Equity and Warrants for further information.
The diluted earnings per share calculation excludes the effects of the outstanding warrants of the Company to purchase an aggregate 947,082 shares of Class A Common Stock, since the associated impacts would have been anti-dilutive for all periods presented. Earn-out consideration granting Apache the right to receive additional shares of Class A Common Stock is also not included in the earnings per share calculation above, as the conditions for issuance were not satisfied as of the year ended December 31, 2021.
Further discussion of the Company’s outstanding common stock, warrants, and earn-out consideration as well as any applicable redemption rights is provided in Note 10—Equity and Warrants. Further discussion of the Preferred Units and associated embedded features can be found in Note 11—Series A Cumulative Redeemable Preferred Units and Note 14—Fair Value Measurements, respectively.

14. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of: cash and cash equivalents; revenue receivables; accounts receivable from/payable to Apache, the Company’s warrant liability, and an embedded derivative liability related to the issuance of Preferred Units. This embedded derivative liability is recorded on the Company’s consolidated balance sheet at fair value. The carrying amounts reported on the consolidated balance sheet for the Company’s remaining financial assets and liabilities approximate fair value due to their short-term nature. The carrying amount of Altus Midstream’s revolving credit facility approximates fair value because the interest rate is variable and reflective of market rates. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended December 31, 2021 or 2020.
The Company bifurcated and recognized the embedded derivative associated with the Preferred Units related to the exchange option provided to the Preferred Unit holders under the terms of the Amended LPA. The valuation of the embedded derivative (using an income approach) was based on a range of factors including expected future interest rates using the Black-Karasinski model, the Company’s imputed interest rate, interest rate volatility, the expected timing of periodic cash distributions, any anticipated early redemptions of the Preferred Units, the estimated timing for the potential exercise of the exchange option, and anticipated dividend yields of the Preferred Units. The Company recorded an unrealized gain of $82.1 million and unrealized losses of $36.1 million and $8.5 million for the years ended December 31, 2021, 2020 and 2019, respectively, which are recorded in “Unrealized derivative instrument loss” in the consolidated statement of operations. Altus has classified these recurring fair value measurements as Level 3 in the fair value hierarchy.
As of the December 31, 2021 valuation date, the Company used the forward B-rated Energy Bond Yield curve to develop the following key unobservable inputs used to value this embedded derivative:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at December 31, 2021	Valuation Technique	Significant Unobservable Inputs	Range/Value

	(In thousands)
Preferred Units Embedded Derivative	$56,895	Option Model	Altus Midstream Company’s Imputed Interest Rate	5.54-11.21%
			Interest Rate Volatility	40.08%
In addition, no early redemptions of the Preferred Units were assumed for the December 31, 2020 valuation. As a result of the announced BCP Business Combination and associated publicly filed information, the December 31, 2021 valuation assumed 250,000 Preferred Units would be redeemed before the Preferred Unit holders had the right to exercise their exchange option. This early redemption assumption significantly reduced the value of the derivative liability year over year.
A one percent increase in the imputed interest rate assumption would significantly increase the value of the embedded derivative liability at December 31, 2021, while a one percent decrease would lead to a similar decrease in value as of December 31, 2021. The assumed expected timing until exercise of the exchange option at December 31, 2021 was 4.45 years.
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
The fair value of the Company’s warrant liability was insignificant as of December 31, 2021 and 2020.