Form 10-K/A
period 2021-12-31
Kinetik Holdings Inc.
filed 2022-04-28
CIK 1692787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K
(Amendment No. 1)

☒	ANNUAL REPORT PU RSU ANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 001-38048

KINETIK HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	81-4675947
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2700 Post Oak Blvd., Suite 300 Houston, Texas	77056
(Address of principal executive offices)	(Zip code)
(713)
621-7330
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock , par value $0.0001 per share	KNTK	Nasdaq Global Market
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
Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2021	$219,150,084
Number of shares of registrant’s Class A common stock, $0.0001 issued and outstanding as of March 31, 2022	18,896,460
Number of shares of registrant’s Class C common stock, $0.0001 issued and outstanding as of March 31, 2022	47,350,000

EXPLANATORY NOTE
Kinetik Holdings Inc. (formerly known as Altus Midstream Company, the “Company,” “Kinetik,” “our,” “us” or “we”) is filing this Amendment No. 1 on Form
10-K/A
(this “Amendment No. 1”) to our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 (the “Form
10-K”),
which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2022, to provide the information required by Part III of Form
10-K.
This information was previously omitted from the Form
10-K
in reliance on General Instruction G(3) to Form
10-K,
which permits the information in Part III to be incorporated in the Form
10-K
by reference from our definitive proxy statement if such statement is filed no later than 120 days after end of our fiscal year. We are filing this Amendment No. 1 to include Part III information in our Form
10-K.
This Amendment No. 1 amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Form
10-K.

In addition, as required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule
12b-15
of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, updated certifications of the Company’s principal executive officer and principal financial officer are included as Exhibits 31.3 and 31.4 hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.
No other changes have been made to the Form
10-K
other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form
10-K
or modify or update in any way the financial statements, consents or any other items disclosures made in the Form
10-K
in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Form
10-K
and the Company’s other filings with the SEC subsequent to the filing of the Form
10-K.

On October 21, 2021, the Company and Kinetik Holdings LP, a Delaware limited partnership and indirect subsidiary of the Company (formerly known as Altus Midstream LP, the “Partnership”), entered into a Contribution Agreement with New BCP Raptor Holdco, LLC (the “Contributor”) and, solely for the purposes set forth therein, BCP Raptor Holdco, LP (“BCP”). On February 22, 2022, pursuant to the Contribution Agreement, Contributor contributed all of the equity interests of BCP and BCP Raptor Holdco GP, LLC (“BCP GP”), the general partner of BCP, to the Partnership in exchange for 50,000,000 common units representing limited partner interests in the Partnership (“Common Units”) and 50,000,000 shares of Class C common stock, par value $0.0001 per share (“Class C common stock”), of the Company. The transactions contemplated by the Contribution Agreement are referred to herein as the “Transactions.” In connection with the consummation of the Transactions, the Company and the Partnership changed their names to Kinetik Holdings Inc. and Kinetik Holdings LP, respectively.
Unless the context otherwise requires, references to “Kinetik,” the “Company,” “we,” “our” and “us,” or like terms, refer to Kinetik Holdings Inc. and its subsidiaries following the closing of the Transactions. “Altus Midstream Company” and “Altus” refer to the Company prior to the closing of the Transactions.

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The following table sets forth the names, ages as of the date hereof and titles of our directors and executive officers.

Name	Age	Position
Jamie Welch	55	Chief Executive Officer, President, Chief Financial Officer and Director
Matthew Wall	39	EVP, Chief Operating Officer
Steven Stellato	48	EVP, Chief Accounting and Administrative Operating Officer
Todd Carpenter	61	General Counsel, Secretary and Chief Compliance Officer
Anne Psencik	59	Chief Strategy Officer
David I. Foley	54	Director
John-Paul (JP) Munfa	40	Director
Elizabeth P. Cordia	29	Director
Thomas Lefebvre	45	Director
Joe Payne	41	Director
Laura A. Sugg	61	Director
Kevin S. McCarthy	62	Director
Ben C. Rodgers	42	Director
D. Mark Leland	60	Director
Jamie Welch
.
Mr. Welch has served as our Chief Executive Officer, President and Chief Financial Officer and as a member of our board of directors since the closing of the Transactions. Prior to the Transactions, he served as President, Chief Executive Officer and Chief Financial Officer of BCP GP, a position he held since May 2021. From April 2019, he has been President and CEO and before then was President and CFO. He has also served as director of BCP GP since June 2017. Prior to joining BCP GP, he was the Group Chief Financial Officer and Head of Business Development for the Energy Transfer Equity, L.P. (ETE) family from June 2013 to February 2016. Mr. Welch also served on the board of directors of ETE, Energy Transfer Partners and Sunoco Logistics. Mr. Welch joined Blackstone Energy Partners as a Senior Advisor in July 2016. Before joining ETE, Mr. Welch was Head of the EMEA Investment Banking Department and Head of the Global Energy Group at Credit Suisse. He was also a member of the Investment Banking Division Global Management Committee and the EMEA Operating Committee. Mr. Welch joined Credit Suisse First Boston in 1997 from Lehman Brothers Inc. in New York, where he was a Senior Vice President in the global utilities and project finance group. Prior to that he was an attorney in New York with Milbank, Tweed, Hadley & McCloy and a barrister and solicitor with Minter Ellison in Melbourne, Australia. Mr. Welch received a Bachelor of Law and a Diploma of Legal Practice from Queensland University of Technology.
Matthew Wall
. Mr. Wall has served as our Chief Operating Officer since the closing of the Transactions. He joined BCP GP in July 2017 as Vice President, Operations and was appointed Chief Operating Officer in May 2019. His industry experience has focused on midstream gas gathering/processing design and commissioning, as well as on operational support engineering. He is responsible for the safe, reliable and efficient operation of BCP GP’s measurement, gathering and processing facilities. Prior to joining BCP GP, Mr. Wall served as Manager of Engineering at Aka Energy Group LLC from April 2014 to June 2017. Prior to Aka Energy, Mr. Wall was a Sr. Process Engineer at BCCK Engineering, responsible for process design and commissioning for company’s EPC projects. His career in midstream began as a Project Engineer at Southern Union Gas Services, where he performed design engineering and project management for expansion and operational projects. He also worked closely with commercial gas supply to provide various engineering evaluations for system expansions. Mr. Wall received a B.S. in Chemical Engineering from Texas Tech University.
Steven Stellato
. Mr. Stellato has served as our Executive Vice President, Chief Administrative Officer and Chief Accounting Officer since the closing of the Transactions. Prior to the Transactions, Mr. Stellato served as Executive Vice President, Chief Administrative Officer and Chief Accounting Officer of BCP GP. In this capacity, he oversees numerous functions including our ESG, Corporate Communications, Human Resources, IT and Insurance/Risk Management functions. He has significant experience leading teams in accounting, finance, treasury, tax and mergers and acquisitions. Prior to joining BCP GP in July 2017, Mr. Stellato served as Vice President and Chief Accounting Officer of CST Brands and CrossAmerica Partners from June 2015 to June 2017. He also served as Vice President and Controller of Energy Transfer Partners, LP for six years. Prior to joining Energy Transfer, he was a Senior Manager with the public accounting firm KPMG LLP, where he focused on clients in the energy industry. Mr. Stellato is a Certified Public Accountant and holds the CGMA designation, as well as a B.B.A. in Accounting from the University of Texas at San Antonio.
Todd Carpenter
. Mr. Carpenter has served as our General Counsel since the closing of the Transactions. Prior to the Transactions, he served as General Counsel of BCP GP, a position he has held since November 2017. He has more than 25 years’ experience in all phases of commercial and international law, with representation in the energy, manufacturing and real estate industries. Prior to joining BCP GP, Mr. Carpenter held several roles for the Energy Transfer group from April 2008 to November 2017, including Associate General Counsel for Energy Transfer Partners, General Counsel for Regency Energy Partners and PennTex Midstream, and Manager of Energy Transfer Partners’ liquefied natural gas business. He also previously served as Associate General Counsel for Southern Union Company, Senior Counsel for Cooper Industries, and General Counsel for a private real estate and finance company in Tokyo. Mr. Carpenter holds a B.B.A. in Finance and a J.D., both from the University of Texas at Austin.
Anne Psencik
. Ms. Psencik has served as our Chief Strategy Officer since the closing of the Transactions. Prior to the Transactions, she served as the Chief Strategy Officer of BCP GP, a position she has held since July 2019. With over 30 years of experience in the oil and gas industry, Ms. Psencik has a proven track record of management and leadership in midstream business development, trading, and engineering and construction. Prior to joining BCP GP, Ms. Psencik ran her own consulting business from May 2016 to July 2019 providing strategic development on midstream projects for Crestwood Equity Partners, Momentum Midstream and BCP GP with primary focus in the Permian Basin. Prior to her role as owner in Psencik Consulting, she started the Marketing and Midstream business at AEP-LP in Oklahoma
City, where she negotiated over
$3 billion in non-operated equity
interest in midstream
assets for AEP-LP. These midstream
assets are currently known as Traverse Midstream. She also was a part of the executive team at TEJAS NGL, LLC, which negotiated the original conveyance of Shell midstream assets to Enterprise Products, LP. She has held positions as SVP Midstream Business Development for Continuum Energy, LLC, Director of Midstream and
Marketing for AEP-LP, Manager
of Business Development for Harvest Pipeline, VP Commercial Development for Buckeye Pipeline Partners, VP of Gulf Coast Trading for Aquila, VP of Risk Management Natural Gas for Enterprise Products, LP, and VP of Marketing and Trading for TEJAS NGL, LLC. Early in her career, Ms. Psencik served as a Field Supervisor for Schlumberger in well logging, cementing and stimulation work, as well as designing and constructing pipelines at ConocoPhillips. Ms. Psencik graduated from The University of Texas at Austin (1986) with a B.S. in Petroleum Engineering.
David I. Foley
.
Mr. Foley was appointed to our board of directors and elected Chairman of the board of directors (the “Board”) in connection with the closing of the Transactions and has served as a director of BCP GP since June 2017. Mr. Foley is a Senior Managing Director in the Private Equity group and Global Head of Blackstone Energy Partners. Mr. Foley is based in New York and is responsible for overseeing Blackstone Energy Partners’ private equity investment activities in the energy sector on a global basis. Since joining Blackstone Energy Partners in 1995, Mr. Foley has been responsible for building the Blackstone Energy Partners energy practice and has played an integral role in every energy-sector private equity deal that the firm has made. Mr. Foley actively leads BCP GP’s investment activities and provides guidance and support to the other senior investment professionals, who each have primary responsibility for specific sub-sectors. Before joining
Blackstone Energy Partners, Mr. Foley worked with AEA Investors, and prior to that he worked as a management consultant for Monitor Company. Mr. Foley serves as a director of several energy companies and joint ventures, including: Beacon Offshore Energy, Grand Prix, Permian Highway Pipeline, Rover, Siccar Point Energy and Transmission Developers, Inc. He also serves as the Chairman of the Columbia University Medical Center Ophthalmology Board of Advisors. Mr. Foley received a B.A. and M.A. in Economics, with honors, Phi Beta Kappa, from Northwestern University and received an M.B.A. with distinction from Harvard Business School.
John-Paul (JP) Munfa
.
Mr. Munfa was appointed to our board of directors in connection with the closing of the Transactions and has served as a director of BCP GP since June 2017. Mr. Munfa is a Senior Managing Director in the Private Equity group at
Blackstone. Since re-joining Blackstone in
2011, Mr. Munfa has focused on investments in the midstream and transmission sectors. Mr. Munfa has played an integral role in the execution of

Blackstone’s investments in Cheniere, Cliff Swallow, Custom Truck One Source, EagleClaw Midstream, Grand Prix, Global Offshore Wind, GridLiance, Permian Highway Pipeline, Rover and Sabre. Mr. Munfa serves as a Director of Sabre and Custom Truck One Source. From 2006 to 2009, Mr. Munfa was an Analyst with Blackstone’s Private Equity group, where he was involved in the analysis and execution of private equity investments in energy and other industries. He began his career in 2004 as an Analyst in Blackstone’s Restructuring & Reorganization group. Mr. Munfa received an A.B. in Economics from Harvard College and an M.B.A. from the Stanford Graduate School of Business, where he graduated as an Arjay Miller Scholar.
Elizabeth P. Cordia
.
Ms. Cordia was appointed to our board of directors in connection with the closing of the Transactions and has served as a director of BCP GP since March 2020. Ms. Cordia is a Principal in the Private Equity group at Blackstone. Since joining Blackstone in 2016, Ms. Cordia has been involved in Blackstone’s investments in Custom Truck One Source, EagleClaw Midstream, Falcon Minerals, Grand Prix and Permian Highway Pipeline. Before joining Blackstone, Ms. Cordia worked as an Investment Banking Analyst at Barclays in the Global Natural Resources group. Ms. Cordia received an A.B. in Economics from Princeton University, where she graduated summa cum laude
 and Phi Beta Kappa.
Thomas Lefebvre
.
 Mr. Lefebvre was appointed to our board of directors in connection with the closing of the Transactions and has served as a director of BCP GP since November 2018. Based in Miami, Mr. Lefebvre is a Partner of I Squared Capital, responsible for the firm’s infrastructure strategy in North America. Since joining I Squared Capital as a founding member in 2012, Mr. Lefebvre has overseen the acquisition, development and transformational strategies of eleven platforms and companies spanning the power and utilities, oil and gas, transportation and logistics, and telecommunications sectors across the Americas. Mr. Lefebvre currently serves as a director of Atlantic Power & Utilities, Inkia Energy, Whiptail Midstream, FlexiVan, Star Leasing, Ezee Fiber and HTEC. He has also led the firm’s investment in Venture Global, and the successful divestments of various assets, notably Lincoln Clean Energy, Cube Hydro, Cube District Energy, and Curtis Palmer. Formerly, Mr. Lefebvre was a portfolio manager for the Americas at Morgan Stanley Infrastructure, where he led the group’s investment activities in the power, utilities, and oil and gas sectors across the Americas. He began his investment career at Morgan Stanley Principal Investments, the bank’s proprietary tactical operations fund, where he focused on investing and asset management activities in the power, utilities and commodities sectors in the Americas. Earlier in his career, Mr. Lefebvre worked out of London and Paris at Morgan Stanley’s Investment Banking Division covering industrials, digital infrastructure, and aerospace and defense. Prior to starting his financial career, Mr. Lefebvre was the CEO and cofounder of Natika, a Paris-based software engineering company, and also served as a sub-lieutenant in the
French Navy Commandos, based in Toulon, France. Mr. Lefebvre holds an M.B.A. from Harvard Business School, an M.Sc. in Engineering from École Nationale Supérieure des Télécommunications in Paris, and an M.Sc. in Engineering from École Polytechnique in Paris.
Joseph Payne
.
Mr. Payne was appointed to our board of directors in connection with the closing of the Transactions and has served as a director of BCP GP since November 2018. Mr. Payne is a Managing Director and the Chief Operating Officer of the Americas Portfolio at I Squared Capital. Mr. Payne brings more than 17 years of investing and advisory experience across the midstream, power, transportation and utilities sectors. Since joining I Squared Capital in 2014, Mr. Payne has held investing and operating roles in the firm’s New York, Houston and Miami offices. In his current role, Mr. Payne is principally responsible for operating strategy and asset management for the firm’s portfolio companies in North America. Prior to assuming the COO role, Mr. Payne focused on I Squared Capital’s midstream and transportation investment strategies. From 2004 to 2014, Mr. Payne was with KPMG LLP, one of the Big Four accounting firms. As a Managing Director in KPMG’s Deal Advisory Practice, Mr. Payne originated and executed financial advisory engagements for infrastructure-focused private equity clients. Mr. Payne holds an M.B.A. from Columbia Business School at Columbia University (high distinction), an M.S. in Accounting from the University of Notre Dame (summa cum laude) and a B.S. in Business Administration from the University of Colorado at Boulder (high distinction).
Laura A. Sugg
.
Ms. Sugg was appointed to our board of directors in connection with the closing of the Transactions and has served as a director of BCP GP since December 2020. Ms. Sugg is a retired executive of ConocoPhillips, a Fortune 100 company. Prior to her retirement in 2010, she held diverse global and domestic roles leading multiple divisions including the Australasia, Midstream, and Global Gas Divisions, as well as serving as the VP Human Resources Upstream. Additionally, she has had management positions across the company in Engineering and Operations, Corporate and Strategic Planning, Mergers and Acquisitions, Treasury, and

Marketing. Ms. Sugg currently serves on two public company boards, Public Service Enterprise Group since 2019, and Murphy Oil since 2015. She previously served as an independent director for The Williams Companies, Denbury Resources, and Mariner Energy. Her board committee leadership has included serving as the Chair of the Strategic Transaction Committee for the Williams/Energy Transfer merger, Chair of the Operations and Cyber Security Committee and Chair of the Compensation Committee. Additionally, she has been a committee member of the Governance, Audit, Finance, and EHS Committees for the various Boards. Ms. Sugg has a B.S. in Chemical Engineering from Oklahoma State University and has completed numerous advanced management and board of director education programs. She is a member of G100 Board Excellence, National Association of Corporate Directors, Tapestry Cyber Risk Director Network, and Women’s Corporate Directors.
Kevin S. McCarthy
.
Mr. McCarthy has served as a director since June 2017. He previously served as the Company’s Chairman from March 2017 until November 2018 and as its Chief Executive Officer from December 2016 (inception) until February 2017. Mr. McCarthy is vice chair and a managing partner at Kayne Anderson Capital Advisors, L.P. where he co-founded
and oversees the firm’s energy infrastructure activities. Prior to joining Kayne Anderson in 2004, Mr. McCarthy was global head of energy at UBS Securities LLC. In this role, he had senior responsibility for all of UBS’ energy investment banking activities, including direct responsibilities for securities underwriting and mergers and acquisitions in the MLP industry. From 1995 to 2000, Mr. McCarthy led the energy investment banking activities of Dean Witter Reynolds and then PaineWebber Incorporated. He began his investment banking career in 1984. In addition to his directorships at Kayne’s closed-end
funds, he previously served on the board of directors of several publicly traded energy companies, including Range Resources Corporation, ONEOK, Inc., Emerge Energy Services LP and
K-Sea
Transportation Partners L.P. Mr. McCarthy earned a B.A. in Economics and Geology from Amherst College in 1981 and an M.B.A. in Finance from the Wharton School at the University of Pennsylvania in 1984.
Ben C. Rodgers.
Mr. Rodgers was appointed to our board of directors in connection with the closing of the Transactions. Prior to that, he served as our Chief Financial Officer and Treasurer and a member of our board of directors since November 9, 2018, immediately following consummation of our initial business combination. Mr. Rodgers also has served as Senior Vice President and Treasurer of APA Corporation (“APA”) since January 2020, overseeing treasury, midstream and marketing, and market strategies, having previously served as Vice President and Treasurer since May 2018. Prior to joining APA Corporation, Mr. Rodgers served as Senior Vice President of EIG Global Energy Partners and led an investment team focusing on originating and managing oil and gas debt and equity investments in North America from 2016 until 2018. Before that, he was with Concho Resources serving in a variety of leadership roles including Vice President of Commodities and Midstream and Vice President and Treasurer from 2012 until 2016. From 2008 until 2012, he also held the role of Vice President, Syndicated and Leveraged Finance, in the Investment Banking Division of J.P. Morgan Securities. Before that, he was senior consultant in the Advisory Services group at Ernst & Young from 2002 until 2007. Mr. Rodgers holds a Master of Business Administration in finance from the University of Texas at Austin and a bachelor’s degree in finance from Texas A&M University.
D. Mark Leland
.
Mr. Leland has served as a director since March 2017. He has served on the board of directors of PotlatchDeltic Corporation since 2016 and served as Deltic Timber Corporation’s interim President and CEO from October 2016 to March 2017. Mr. Leland has served on the board of directors of Equitrans Midstream Corporation (NYSE: ETRN), a publicly traded natural gas gathering, transmission, and storage company, since January 2020. He served on the board of directors for the general partner of Rice Midstream Partners LP from 2014 until its merger with EQM Midstream Partners, LP in July 2018, including serving as Chairman of the audit committee and a member of the conflicts committee. Previously, Mr. Leland served as Executive Vice President and CFO of El Paso Corporation, a
natural gas-focused pipeline
and production company, from 2005 to 2009 and President of El Paso’s midstream business unit from 2009 to 2012, and as director of El Paso Pipeline Partners, L.P. from its formation in 2007 to 2012. He served as Senior Vice President and CFO of El Paso Exploration & Production Company from 2004 to 2005. Mr. Leland served as Vice President and COO of the general partner of GulfTerra Energy Partners, L.P. in 2003, and as Vice President and Controller from 1997 to 2003. Mr. Leland served on the board of directors of the general partner of Oiltanking Partners, L.P., a crude oil and petroleum products storage provider, from 2012 until 2015 and on the board of directors of KiOR, Inc., a renewable fuels company, from 2013 until 2015. Mr. Leland holds a Bachelor of Business Administration in finance and economics from the University of Puget Sound.

Board of Directors
Effective as of the closing of the Transactions, Mark Borer, Clay Bretches, Staci L. Burns, Joe C. Frana, Christopher J. Monk, Stephen P. Noe, Robert S. Purgason, and Jon W. Sauer each resigned from the Board. Effective as of the Closing Date, the Board appointed Elizabeth P. Cordia, David I. Foley, Thomas Lefebvre, John-Paul (JP) Munfa, Joseph Payne, Laura A. Sugg, and Jamie Welch to fill the newly created vacancies on the Board.
As of the date of this Amendment No. 1, the Board consisted of Elizabeth P. Cordia, David I. Foley, D. Mark Leland, Thomas Lefebvre, Kevin S. McCarthy, John-Paul (JP) Munfa, Joseph Payne, Ben C. Rodgers, Laura A. Sugg, Jamie Welch, and one vacancy. The current terms of each of these directors will expire at the 2022 annual meeting of stockholders.
In connection with the Transactions, on October 21, 2021, we entered into an amended and restated stockholders agreement (the “Stockholders Agreement”) with APA, Apache Midstream LLC (“Apache Midstream”), New BCP Raptor Holdco, LLC, BCP Raptor Aggregator, LP (“BX Aggregator”) and BX Permian Pipeline Aggregator LP (“BX Permian” and together with BX Aggregator, the “BX Holders”), each controlled affiliates of Blackstone Capital Partners VII L.P. and Blackstone Energy Partners II L.P., Buzzard Midstream LLC, a controlled affiliate of ISQ Global Infrastructure Fund II L.P. (“ISQ”), and for the limited purposes set forth therein, BCP Raptor Holdco, LP, which became effective at the closing of the Transactions. Apache Midstream, BX Aggregator, and ISQ are each entitled to designate directors to the Board as follows:

•	Apache Midstream will have the right to designate to the Board one director for so long as Apache Midstream and its affiliates beneficially own 10% or more of the outstanding shares of common stock;

•
ISQ will have the right to designate to the Board (i) two directors for so long as ISQ and its affiliates beneficially own 20% or more of the outstanding shares of common stock; and (ii) one director for so long as ISQ and its affiliates beneficially own 10% or more (but less than 20%) of the outstanding shares of common stock; and

•
BX Aggregator will have the right to designate to the Board (i) three directors for so long as BX Aggregator and its affiliates beneficially own 30% or more of the outstanding shares of common stock; (ii) two directors for so long as BX Aggregator and its affiliates beneficially own 20% or more (but less than 30%) of the outstanding shares of common stock; and (iii) one director for so long as BX Aggregator and its affiliates beneficially own 10% or more (but less than 20%) of the outstanding shares of common stock.

In addition, the Stockholders Agreement provides BX Aggregator with the right to designate one of its director designees as the non-executive
chairperson of the Board until the earlier of December 31, 2024 and such time as BX Aggregator and its affiliates are no longer entitled to designate directors under the Stockholders Agreement. The Stockholders Agreement also provided each of Apache Midstream and BX Aggregator the one-time
right to designate to the Board, solely as of the closing date of the Transactions, two independent directors to the Board.
Board Diversity
Each year, our Corporate Governance and Nominating Committee (CG&N Committee) will review, with the board of directors, the appropriate characteristics, skills and experience required for the board of directors as a whole and its individual members. In evaluating the suitability of individual candidates, our CG&N Committee will consider factors including, without limitation, an individual’s judgment, skill, diversity, experiences with businesses and other organizations of comparable size, the interplay of the individual’s experiences with the experience of other directors, and the extent to which the individual would be a desirable addition to the Board and any committees of the Board. While we have no formal policy regarding board diversity for our Board as a whole nor for each individual member, the CG&N Committee does consider such factors as gender, race, ethnicity, experience and area of expertise, as well as other individual attributes that contribute to the total diversity of viewpoints and experience represented on the Board.

Audit Committee and Audit Committee Financial Expert
We have a separately-designated Audit Committee of the Board. The Audit Committee assists the Board in fulfilling its oversight responsibility relating to (i) the integrity of the Company’s financial statements, accounting and financial reporting processes, and systems of internal controls over accounting and financial reporting; (ii) the Company’s compliance with legal and regulatory requirements; (iii) the independent auditor’s qualifications, independence, and performance, including having sole authority for appointment, compensation, oversight, evaluation, and termination; (iv) the performance of the Company’s internal audit function; (v) the report of the Audit Committee required by the rules of the SEC; and (vi) the fulfillment of the other responsibilities set out in its charter. The members of the Audit Committee are
D. Mark Leland, Laura A. Sugg and Kevin S. McCarthy.
The Board has determined that D. Mark Leland, chairman of the Audit Committee, qualifies as a financial expert, as defined in Item 407 of
Regulation S-K under
the Securities Act of 1933, as amended, and each of the members of the Audit Committee is considered “financially sophisticated” under Nasdaq rules. The Board has determined that each of D. Mark Leland, Laura A. Sugg and Kevin S. McCarthy is “independent” under the SEC and Nasdaq rules.
Changes to Security Holder Director Nomination Procedures
There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since the filing of our proxy statement for our 2021 Annual Meeting of Stockholders.
Code of Ethics
Pursuant to Rule 5610 of the Nasdaq Listing Rules, the Company is required to adopt a code of conduct for its directors, officers, and employees. The Company’s board of directors has adopted the Code of Business Conduct (Code of Conduct), which was most recently revised in connection with the closing of the Transactions in February 2022. The Code of Conduct also meets the requirements of a code of ethics under Item 406 of Regulation
S-K.
You can access the Company’s Code of Conduct on the Investors page of the Company’s website at www.kinetik.com. Any stockholder who so requests may obtain a printed copy of the Code of Conduct without charge by submitting a request to the Company’s corporate secretary at the address on the cover of this Annual Report on Form
10-K.
Changes in and waivers to the Code of Conduct for the Company’s directors, chief executive officer, and certain senior financial officers will be posted on the Company’s website within four business days and maintained for at least 12 months. Information on the Company’s website or any other website is not incorporated by reference into, and does not constitute a part of, this Annual Report on Form
10-K.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, officers, and persons that own more than 10 percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10 percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of copies of such reports, and written representations from each reporting person that no other reports are required, we believe that during 2021, all reporting persons filed the required reports on a timely basis under Section 16(a).

ITEM 11	EXECUTIVE COMPENSATION
Management Transition
On February 22, 2022, (i) Clay Bretches, who prior to such date was serving as the Chief Executive Officer and President of Altus, (ii) Ben C. Rodgers, who prior to such date was serving as the Chief Financial Officer and Treasurer of Altus, and (iii) Stephen P. Noe, who prior to such date was serving as the Vice President, Business Development of Altus, in each case, resigned from employment with Altus as a result of the consummation of the Transactions. On that same date, the individuals listed in Item 10, “Directors, Executive Officers and Corporate Governance—Directors and Executive Officers,” began serving as the executive officers of the Company as a result of the consummation of the Transactions. In accordance with the SEC’s executive compensation disclosure rules, the following disclosures relate to the year ended December 31, 2021. Hence, the executive compensation disclosures contained herein do not reflect the compensation earned or paid to the executive officers of the Company following the consummation of the Transactions.
Executive Compensation Overview
During the year ended December 31, 2021, Altus was managed by Apache, and all of its executive officers were employees of Apache and performed responsibilities for Apache and its affiliates, including its parent holding company, APA, that were unrelated to Altus’s business. Because Altus’s executive officers were employed by Apache or its affiliates, compensation of Altus’s executive officers was set and paid by Apache under its compensation programs, including the compensation programs of APA.
While Apache was not party to any employment agreements with any of Altus’s executive officers, in connection with the closing of Altus’s initial business combination, Altus entered into the COMA (as defined herein) with Apache, pursuant to which, among other matters:

•	Apache made available to Altus the services of the Apache employees who acted as Altus’s executive officers;

•
Altus reimbursed Apache for the costs associated with the salary, benefits, and other compensation of those Apache employees who allocated substantially all or a proportional part of their time to the management and operation of Altus’s business and assets; and

•
Altus paid Apache an escalating annual fee to cover the services provided to Altus by Apache’s employees who provided services to or on behalf of Altus, as described Item 13, “Certain Relationships and Related Transactions, and Director Independence—Historical Transactions with Altus’s Affiliates—Construction, Operations and Maintenance Agreement,” which includes an allocation of overhead costs, including an allocation of salary, benefits, and all other forms of compensation of Apache’s employees who are not included in the reimbursement described in the bullet point above.

Except with respect to any awards that may have been granted from time to time under the 2019 Plan and the RSU Plan, Altus’s executive officers did not receive any additional compensation directly from Altus for the services they provide to Atlus.
Once Apache established the total amount to be paid or awarded to an executive officer regarding services rendered to both Altus and Apache and its affiliates, such total amount was multiplied by a percentage (an “Allocation Percentage”) based on a periodic, good-faith estimate made by Apache’s management of the amount of time that each executive officer devoted to the business of Altus relative to the total time that he or she devoted to the businesses of Altus and Apache and its affiliates for the applicable year. The results of such calculations are presented in this proxy as the executive officers’ compensation, even though the escalating annual fee described above includes the compensation of our executive officers. During the fiscal year ended December 31, 2021, the costs associated with the salary, benefits, and other compensation of the Chief Executive Officer and Chief Financial Officer of Altus were included in the escalating annual fee and were not separately reimbursed to Apache.

Named Executive Officers for 2021
Our named executive officers (the “NEOs”) for 2021 are our Chief Executive Officer who served in 2021 and our next two most-highly compensated individuals who served as executive officers of Altus during 2021 whose compensation (calculated using the Allocation Percentage described above) exceeded $100,000. Therefore, our NEOs for 2021 are:

•	Clay Bretches , who served as the Chief Executive Officer and President of Altus from January 16, 2019 until February 22, 2022;

•	Ben C. Rodgers , who served as the Chief Financial Officer and Treasurer of Altus from November 9, 2018 until February 22, 2022; and

•	Stephen P. Noe , who served as the Vice President, Business Development of Altus from March 2020 until February 22, 2022.
The following table sets forth each NEO’s Allocation Percentage for 2021 and 2020:

NEOs	2021 Allocation Percentage	2020 Allocation Percentage
Clay Bretches	50%	50%
Ben C. Rodgers	50%	50%
Stephen P. Noe	100%	100%
NEO Compensation Program and Objectives
Given that, for 2021, the NEOs were compensated by Apache, a subsidiary of APA, under the terms of the COMA as described above, the compensation program and objectives for the NEOs were generally consistent with those for APA’s named executive officers. The following material elements of APA’s compensation program are based on information provided to Altus by APA and do not purport to be a complete discussion and analysis of APA’s compensation objectives, programs, or practices. For a more complete analysis of the compensation programs at APA, please review the Compensation Discussion and Analysis section in APA’s definitive proxy statement for its 2022 annual meeting of shareholders, which was filed with the SEC on April 1, 2022.
The elements of compensation discussed below and APA’s decisions with respect to the amounts paid or awarded to the NEOs were not subject to approval by Altus’s Board or its Compensation Committee.
For 2021, the compensation program primarily includes the following elements:

•
Base salaries
are established to provide market-competitive base pay, reflective of an executive officer’s role, responsibilities, and individual performance in order to attract and retain top talent, and are reviewed annually based on market data, internal equity, job responsibilities, and individual performance.

•
Annual incentive compensation
is designed to motivate and reward executive officers to achieve key business objectives that support a long-term strategy, with achievement measured against annual goals and objectives established at the beginning of each year.

•
Long-term incentive compensation
aligns executive officers’ awards to the long-term interests of stockholders and a long-term strategy, with awards generally comprised of 60 percent performance shares and 40 percent restricted stock units (“RSUs”), incorporating relative and absolute metrics, to provide a balanced assessment of long-term performance.

NEOs also received health, welfare, retirement, and similar benefits applicable to other employees of Apache.

Summary Compensation Table
The table below summarizes the compensation for the NEOs for all services rendered to Altus and its subsidiaries during fiscal years 2021 and 2020. As described above, because Altus did not directly employ or compensate the NEOs, the amounts specified in the table reflect the applicable Allocation Percentage applied to each NEO’s compensation from Apache.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards(1) ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation(2) ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation (3) ($) (i)	Total ($) (j)
Clay Bretches	2021	337,500	—	1,507,456	—	505,575	—	125,868	2,476,399
Chief Executive Officer and President	2020	337,500	—	1,434,927	—	462,375	—	99,811	2,334,613
Ben C. Rodgers	2021	225,000	—	703,441	—	253,125	—	67,259	1,248,825
Chief Financial Officer and Treasurer	2020	225,000	—	669,653	—	242,007	—	47,460	1,184,121
Stephen P. Noe	2021	260,000	—	207,961	—	186,030	—	52,648	706,638
VP, Business Development	2020	216,667	—	173,347	—	103,700	—	31,522	525,236

(1)
These amounts reflect the value of RSU awards made during the fiscal year, based upon the aggregate grant date fair value determined in accordance with applicable FASB ASC Topic 718. The RSU awards were granted pursuant to APA’s 2016 Omnibus Compensation Plan. The discussion of the assumptions used in calculating the aggregate grant date fair value of the RSU awards can be found in Note 14 of the Notes to Consolidated Financial Statements included in APA’s Annual Report on Form
10-K
for the year ended December 31, 2021 (which is not and shall not be deemed to be incorporated by reference herein).

(2)	These amounts are paid under APA’s incentive compensation plan as described under NEO Compensation Program and Objectives above.
(3)	For additional information on All Other Compensation, see the table and footnotes below.
All Other Compensation
As described above, because Altus did not directly employ or compensate the NEOs during fiscal years 2021 and 2020, the amounts specified in the table below reflect the applicable Allocation Percentage applied to each NEO’s compensation from Apache for the applicable fiscal year.

Name	Year	Company Contributions to Retirement Plans (1) ($)	Company Contributions to Non- Qualified Plans (1) ($)	Life Insurance Premiums (2) ($)	Enhanced Long- Term Disability Coverage & Annual Physicals (3) ($)	Financial Planning Services and Other Expenses(4) ($)	Total ($)
Clay Bretches	2021	19,250	92,733	4,347	7,518	2,021	125,868
	2020	18,750	57,970	4,246	11,345	7,500	99,811
Ben C. Rodgers	2021	18,450	44,851	1,462	2,496	—	67,259
	2020	18,300	24,488	1,436	3,237	—	47,460
Stephen P. Noe	2021	38,500	12,418	924	806	—	52,648
	2020	30,333	—	643	546	—	31,522

(1)
Officers, as employees of Apache, participate in two qualified retirement plans. The Apache 401(k) Savings Plan provides a match up to the first eight percent of base pay and incentive bonus, and the Apache Money Purchase Retirement Plan provides an annual six percent contribution by Apache. Additionally, officers can elect to participate in the Apache
Non-Qualified
Retirement/Savings Plan to defer beyond the limits in the Apache 401(k) Savings Plan and continue contributions by Apache, which exceed the limits in the qualified plans.

(2)
Apache provides its U.S. employees with two times their base salary under group term life insurance. Executives receive the first $50,000 of coverage under the same group term life insurance plan, and the remaining amount to bring them up to two times salary is provided in the form of universal life insurance policies.

(3)
In addition to the benefits for which all Apache employees are eligible, Apache also covers the cost of a comprehensive annual physical and the full cost of enhanced long-term disability coverage for executive officers.

(4)
For executive officers, Apache makes available the services of a financial counseling service provider. If the officer elects to enroll in such services, Apache pays the costs charged by the service provider.

Outstanding Equity Awards at Fiscal
Year-End
The table below provides supplemental information relating to the stock-based awards for each NEO as of December 31, 2021. As described above, because Altus did not directly employ or compensate the NEOs during fiscal years 2021 and 2020, the amounts specified in the table below reflect the applicable Allocation Percentage for the year of grant applied to the NEOs’ grants of stock-based awards from APA for the applicable fiscal year. As of December 31, 2021, none of the NEOs had any outstanding awards under our 2019 Plan.

Name (a)	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable (#) (b)	Number of Securities Underlying Unexercised Options Unexercisable (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares of Units of Stock That Have Not Vested (1) ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#) (i)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($) (j)
Clay Bretches						2,391	(2)	64,294	11,952	(11)	321,389
						5,000	(3)	134,450	21,020	(12)	565,228
						3,586	(3)	96,428	41,718	(13)	1,121,797
						3,504	(4)	94,209
						5,255	(5)	141,307
						12,515	(6)	336,528
						12,515	(7)	336,528
						1,834	(8)	112,443
						11,717	(9)	315,070
						11,105	(10)	298,600

Ben C. Rodgers						883	(14)	23,744	8,278	(11)	222,595
						1,325	(15)	35,616	9,810	(12)	263,777
						1,635	(16)	43,965	19,468	(13)	523,495
						2,453	(17)	65,948
						5,841	(6)	157,051
						5,841	(7)	157,051
						101	(18)	6,162
						5,468	(9)	147,035
						5,182	(10)	139,331

Stephen P. Noe						8,059	(19)	216,707
						8,554	(10)	230,017

(1)	Based on the per-share closing price of APA’s common stock of $26.89 on December 31, 2021, except as described in footnotes 8-10 and 18-19 below.
(2)	Vests on 01/15/2022. These units may be paid only in cash.
(3)	Vests on 01/15/2022.
(4)	Vests ratably on 01/03/2022 and 01/03/2023. These units may be paid only in cash.
(5)	Vests ratably on 01/03/2022 and 01/03/2023.
(6)	Vests ratably on 02/01/2022, 01/05/2023, and 01/05/2024. These units may be paid only in cash.
(7)	Vests ratably on 02/01/2022, 01/05/2023, and 01/05/2024.
(8)	Vests on 01/15/2022. These units are based on the per-share closing price of Altus’s Class A Common Stock of $61.31 on December 31, 2021 and may be paid only in cash.
(9)
Vests ratably on 01/03/2022 and 01/03/2023. These units are based on the per-share
closing price of the Company’s Class A Common Stock of $61.31 on December 31, 2021 and may be paid only in cash. Subsequent to the awards being issued, APA’s MD&C Committee approved revising the terms, effective upon the closing of the business combination between the Company and BCP Raptor Holdco, LP on February 22, 2022, such that the then-outstanding awards are now based on an equivalent value of APA’s common stock, calculated based on the closing prices of the common stock of APA and the Company on the closing date of the transaction.

(10)
Vests ratably on 02/01/2022, 01/05/2023, and 01/05/2024. These units are based on the per share closing price of Altus’s Class A common stock of $61.31 on 12/31/2021 and may be paid only in cash. Subsequent to the awards being issued, APA’s MD&C Committee approved revising the terms, effective upon the closing of the business combination between Altus and BCP Raptor Holdco, LP on February 22, 2022, such that the then-outstanding awards are now based on an equivalent value of APA’s common stock, calculated based on the closing prices of the common stock of APA and Altus on the closing date of the transaction.

(11)
Final amount vested based on APA’s TSR and business performance from 01/01/2019 — 12/31/2021; as certified by APA’s MD&C on January 27, 2022. As a result, 50 percent of the RSUs earned vest on 1/27/2022 and the remaining 50 percent of the RSUs vest on 01/01/2023. These units may be paid only in cash.

(12)
Amount that vests will be based on APA’s TSR and business performance from 01/01/2020 — 12/31/2022; no payout unless vesting occurs. If achievement warrants, 50 percent of the adjusted RSUs vest upon certification of the performance results and 50 percent of the adjusted RSUs vest on the first anniversary of the first day following the end of the performance period. As of 12/31/2021, two-year
results would have resulted in a 68 percent payout under the 2020 Performance Share Program had it vested, therefore, the value and amount in the table assumes that target levels of performance are achieved. These units may be paid only in cash.

(13)
Amount that vests will be based on APA’s TSR and business performance form 01/01/2021 – 12/31/2023; no payout unless vesting occurs. If achievement warrants, 50 percent of the adjusted RSUs vest upon certification of the performance results and 50 percent of the adjusted RSUs vest on the first anniversary of the first day following the end of the performance period. As of 12/31/2021, one-year
results would have resulted in a 148 percent payout under the 2021 Performance Share Program had it vested, therefor, the value and the amount in the table assumes the target levels of performance are achieved. These units may be paid only in cash.

(14)	Vests on 01/03/2022. These units may be paid only in cash.
(15)	Vests on 01/03/2022.
(16)	Vests ratably on 01/03/2022 and 01/03/2023. These units may be paid only in cash.
(17)	Vests ratably on 01/03/2022 and 01/03/2023.
(18)	Vests on 01/03/2022. These units are based on the per-share closing price of Altus’s Class A Common Stock of $61.31 on December 31, 2021 and may be paid only in cash.
(19)
Vests ratably on 03/01/2022 and 03/01/2023. These units are based on the per-share
closing price of Altus’s Class A Common Stock of $61.31 on December 31, 2021 and may be paid only in cash. Subsequent to the awards being issued, APA’s MD&C Committee approved revising the terms, effective upon the closing of the business combination between Altus and BCP Raptor Holdco, LP on February 22, 2022, such that the then-outstanding awards are now based on an equivalent value of APA’s common stock, calculated based on the closing prices of the common stock of APA and Altus on the closing date of the transaction.

Director Compensation
Director Transition
Effective as of February 22, 2022, the following
non-employee
directors of Altus resigned from the Board: Mark Borer, Joe C. Frana and Robert S. Purgason. On that same date, the individuals listed in Item 10, “Directors, Executive Officers and Corporate Governance—Board of Directors,” began serving as members of the Board as a result of the consummation of the Transactions. In accordance with the SEC’s director compensation disclosure rules, the following disclosure relates to the year ended December 31, 2021. Hence, the director compensation disclosure contained herein does not reflect the compensation earned or paid to the non-employee
directors of the Company following the consummation of the Transactions.
The table below summarizes the compensation paid by Altus to its directors who were not officers, employees, or non-independent
appointees of Apache Midstream (our
non-employee
directors) for the fiscal year ended December 31, 2021.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Mark Borer	70,000	99,988	—	—	—	—	169,988
Joe C. Frana	70,000	99,988	—	—	—	—	169,988
D. Mark Leland	70,000	99,988	—	—	—	—	169,988
Kevin S. McCarthy	40,385	149,985	—	—	—	—	190,370
Robert S. Purgason	40,385	149,985	—	—	—	—	190,370

(1)
Officers, employees, and
non-independent
appointees of Apache Midstream who also served as members of the Board did not receive additional compensation for the services they provided as members of the Board. Messrs. McCarthy and Purgason were not determined by our Board to be independent within the meaning of Nasdaq Rule 5605(a)(2) until February 2021, and therefore received prorated compensation for their services as members of our Board for the fiscal year ended December 31, 2021.

(2)
Grant date fair value, as computed in accordance with FASB ASC Topic 718, of RSUs granted during 2021 to each non-employee
director based on the
per-share
closing price of Altus’s Class A Common Stock on the date of grant. The aggregate number of RSUs for each director that were outstanding as of the end of fiscal year 2021 are as follows: Mr. Borer – 6,419; Mr. Frana – 3,898; Mr. Leland – 6,419; Mr. McCarthy – 2,311; and Mr. Purgason – 2,311.

During fiscal year 2021, Altus’s
non-employee
director compensation program consisted of the following:

•	an annual cash retainer of $70,000; and

•	an annual equity-based retainer of $100,000.

Non-employee
directors also received reimbursement for
out-of-pocket
expenses they incur in connection with attending meetings of the Board or its committees. Each director is indemnified for his or her actions associated with being a director to the fullest extent permitted under Delaware law.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Ownership and Principal Holders
The following table sets forth, as of April 22, 2022, the beneficial ownership of the Company’s common stock, of (i) each director of the Company, (ii) the Company’s named executive officers for fiscal year 2021, as defined herein, and (iii) all directors and executive officers of the Company as a group. All ownership information is based upon filings made by those persons with the SEC and upon information provided to the Company.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of voting common stock beneficially owned by them.
As of April 22, 2022, there were 18,986,460 shares of our Class A Common Stock and 47,260,000 shares of our Class C Common Stock outstanding. Unless otherwise noted, the business address of each of the directors and executive officers in this table is 2700 Post Oak Boulevard, Suite 300, Houston, Texas 77056.

	Class A Common Stock		Class C Common Stock		Combined Voting Power
	Number	%	Number	%	Number	%
5% Stockholders:
APA Corporation (1)	9,024,758	47.4%	—	—	9,024,578	13.6%
Blackstone Inc. (2)	1,844,395	8.9%	32,771,235	69.3%	34,578,358	50.8%
I Squared Capital (3)	804,659	4.1%	13,744,582	29.1%	14,549,241	21.7%
Directors and Named Executive Officers:
Jamie Welch	1,357,531	7.2%	370,692	*	1,728,223	2.6%
Elizabeth P. Cordia	—	—	—	—	—	—
David I. Foley	—	—	—	—	—	—
Thomas Lefebvre	—	—	—	—	—	—
John-Paul (JP) Munfa	—	—	—	—	—	—
Joe Payne	—	—	—	—	—	—
Laura A. Sugg	20,607	*	—	—	20,607	*
D. Mark Leland	3,798	*	—	—	3,798	*
Kevin S. McCarthy	30,246	*	—	—	30,246	*
Ben C. Rodgers	5,000	*	—	—	5,000	*
Clay Bretches	24,970	*	—	—	24,970	*
Stephen P. Noe	—	—	—	—	—	—
All directors and executive officers as a group (11 persons)	1,906,811	10.0%	370,692	*	2,277,503	3.4%

*	Less than 1%.
(1)
Consists of (i) 8,865,651 shares of Class A Common Stock and (ii) 159,107 shares of Class A Common Stock issuable upon exercise of warrants beneficially owned by APA Corporation (NASDAQ: APA). The address of APA Corporation is 2000 Post Oak Blvd., Suite 100, Houston, TX 77056.

(2)
Consists of (i) 28,210,572 shares of Class C Common Stock and 1,585,884 shares of Class A Common Stock issuable upon settlement of Consideration Allocation Rights held by BCP Raptor Aggregator LP (“BCP Aggregator”) and (ii) 4,560,663 shares of Class C Common Stock and 256,124 shares of Class A Common Stock issuable upon settlement of Consideration Allocation Rights held by BX Permian Pipeline Aggregator LP (“BX Permian”) and (iii) 2,387 shares of Class A Common Stock held by Harvest Fund Advisors LLC, an indirect subsidiary of Blackstone (“HFA”), which shares are held by funds and accounts managed by HFA in the ordinary course of its business. BCP VII/BEP II Holdings Manager L.L.C. (“Holdings Manager”) is the general partner of each of BCP Aggregator and BX Permian. Blackstone Energy Management Associates II L.L.C. and Blackstone Management Associates VII L.L.C. are the managing members of Holdings Manager. Blackstone EMA II L.L.C. is the sole member of Blackstone Energy Management Associates II L.L.C. BMA VII L.L.C. is the sole member of Blackstone Management Associates VII L.L.C. Blackstone Holdings III L.P. is the managing member of each of BMA VII L.L.C. and Blackstone EMA II L.L.C. Blackstone Holdings III GP L.P. is the general partner of Blackstone

Holdings III L.P. Blackstone Holdings III GP Management L.L.C. is the general partner of Blackstone Holdings III GP L.P. Blackstone Inc. (“Blackstone”) is the sole member of Blackstone Holdings III GP Management L.L.C. and indirectly controls HFA, an indirect subsidiary of Blackstone, through one or more subsidiaries. The sole holder of the Series II preferred stock of Blackstone is Blackstone Group Management L.L.C. Blackstone Group Management L.L.C. is wholly-owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. The address of the principal business office of each of the entities described in this footnote is c/o Blackstone Inc., 345 Park Avenue, New York, NY 10154.
(3)
Consists of (i) 13,744,582 shares of Class C Common Stock and (ii) 804,659 shares of Class A Common Stock issuable upon settlement of Consideration Allocation Rights held by Buzzard Midstream LLC. ISQ Global Fund II GP, LLC (“Fund II GP”) is the general partner of the members of the indirect owners of Buzzard Midstream LLC and, in such capacity, exercises voting and investment power over the securities directly held by Buzzard Midstream LLC. I Squared Capital, LLC is the sole member of Fund II GP. ISQ Holdings, LLC is the managing member of I Squared Capital, LLC. Each of Sadek Magdi Wahba, Gautam Bhandari and Adil Rahmathulla is a member of ISQ Holdings, LLC but, in reliance on the “rule of three”, disclaim beneficial ownership over the shares of Class A Common Stock reported as beneficially owned by Fund II GP, I Squared Capital, LLC and ISQ Holdings, LLC.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information as of December 31, 2021, relating to the Company’s equity compensation plans, under which grants of stock, stock options, restricted stock units, or other rights to acquire shares of Class A Common Stock may be granted from time to time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (#) (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#) (c)
Equity compensation plans approved by securities holders (1)	—	—	561,969	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	561,969

(1)
The Company’s 2019 Omnibus Compensation Plan (2019 Plan), which was approved by the Company’s stockholders on May 30, 2019, is the only equity compensation plan approved by the Company’s security holders.

(2)	Available for grant under the 2019 Plan. Amount reflects the Company’s one-for-twenty reverse stock split, which was effected June 30, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Policies and Procedures for Review of Related Party Transactions
The Company’s Board has adopted a Code of Business Conduct, which was last revised in February 2022 in connection with the closing of the Transactions. The Code of Business Conduct prohibits any direct or indirect conflict of interest between any of our directors, officers, or employees and the Company, unless the Company grants its consent. The Code of Business Conduct requires our directors, officers, and employees to inform the Company of any transaction that involves related parties and that may give rise to a conflict of interest. Pursuant to the Amended and Restated Stockholders’ Agreement, dated October 21, 2021, for so long as such agreement remains in effect, certain transactions between the Company and the stockholders specified therein or their affiliates will require prior approval of 66% or more of the disinterested directors of the Board. The Board reviews transactions to determine whether a transaction impairs the independence of a director, and such determination is documented in the Board’s minutes. The Code of Business Conduct is available on the Company’s website,
www.kinetik.com
.
Transactions Entered Into in Connection with the Transactions
Stockholders Agreement
In connection with the closing of the Transactions, we entered into the Stockholders Agreement with APA, Apache Midstream, the Company, Contributor, the BX Holders, ISQ, and for the limited purposes set forth therein, BCP. For a description of the Stockholders Agreement, please see Item 10, “Directors, Executive Officers and Corporate Governance—Board of Directors.”
Registration Rights Agreement
In connection with the closing of the Transactions, we entered into a Second Amended and Restated Registration Rights Agreement (as amended and restated, the “Registration Rights Agreement”) with Apache Midstream, the BX Holders, ISQ, and Contributor (collectively, with their respective permitted transferees, the “Principal Holders”) and certain individual holders party thereto (the “Existing Holders” and, together with the Principal Holders, the “Holders”).
The Registration Rights Agreement amended and restated the existing Amended and Restated Registration Rights Agreement, dated November 9, 2018, among ALTM, Kayne Anderson Sponsor, LLC, and Apache Midstream, and will require the Company to register for resale (i) the private placement warrants (including any shares of Class A Common Stock issued or issuable upon the exercise of such private placement warrants) held by any Existing Holders, (ii) any outstanding shares of Class A Common Stock or any other equity security (including the shares of Class A Common Stock issued or issuable upon the exercise of any other equity security) of the Company owned by any Holder as of the date of the Registration Rights Agreement, (iii) the shares of Class A Common Stock issued or issuable upon the redemption or exchange of any Common Units and Class C Common Stock owned by any Holder, in each case in accordance with the terms of the Partnership’s partnership agreement, (iv) any shares of Class A Common Stock issued or issuable upon the exercise of any warrants held by Apache Midstream, (v) any other equity security of the Company issued or issuable with respect to any registrable security by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation, or reorganization, (vi) the shares of Common Stock, if any, issued to Apache Midstream in connection with the earn-out consideration
pursuant to the Contribution Agreement dated August 8, 2018 among ALTM, the Partnership, Apache Midstream, and the other parties thereto, and (vii) any shares of Class A Common Stock issued to any Holder in connection with the Reinvestment Agreement (as defined below).
Dividend and Distribution Reinvestment Agreement
In connection with the closing of the Transactions, we entered into a Dividend and Distribution Reinvestment Agreement (the “Reinvestment Agreement”) with the Partnership, APA Corporation, Apache Midstream, ISQ, the BX Holders, Contributor, and certain other individuals associated with Contributor (collectively, the “Reinvestment Holders”).

The Reinvestment Agreement obligates each Reinvestment Holder to reinvest in shares of Class A Common Stock at least 20% of all distributions on Common Units or dividends on shares of Class A Common Stock held by such Reinvestment Holder immediately after the Closing, including shares of Class A Common Stock received at a later date in exchange for Common Units held immediately after Closing. The Reinvestment Agreement provides the audit committee of the Board with the authority to at any time increase the percentage of the mandatory dividend reinvestment to up to 100% of such distributions or dividends or decrease such percentage to not less than 20%. The mandatory obligations of each Reinvestment Holder will continue from Closing until the earliest of (i) March 31, 2024, (ii) the date dividends and distributions are paid by the Company and the Partnership, respectively, in respect of the quarter ending December 31, 2023, and (iii) such other date determined by the audit committee of the Board. All shares of Class A Common Stock issued pursuant to the Dividend and Distribution Reinvestment Agreement will be issued at a 3% discount to the volume-weighted average price of the Class A Common Stock for the five trading days immediately preceding, but excluding, the dividend or distribution payment date.
The Reinvestment Agreement also provides an obligation for the Company to establish a dividend reinvestment plan that provides all other holders of Class A Common Stock the optional right to reinvest all or part of any dividends on shares of Class A Common Stock held by such holder on substantially the same terms as the Reinvestment Holders.
Historical Transactions with Altus’s Affiliates
Midstream Service Agreements
Altus contracted to provide gas gathering, compression, processing, transmission, and natural gas liquids transmission services pursuant to acreage dedications provided by Apache. In accordance with the terms of these agreements, Altus receives prescribed fees and may receive excess recovery volumes based on the type and volume of product for which the services are provided. Additionally, beginning in 2020 Altus entered into three agreements to provide operating and maintenance services for Apache’s compressors in exchange for a fixed monthly fee per compressor serviced. For the year ended December 31, 2021, Altus received $152 million from Apache related to the midstream service agreements.
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
Construction, Operations and Maintenance Agreement
In connection with the closing of Altus’s initial business combination, Altus entered into the Construction, Operations and Maintenance Agreement (the “COMA”) with Apache, pursuant to which Apache provided certain services related to the design, development, construction, operation, management, and maintenance of Altus’s assets, on its behalf. In 2021, Altus did not have any employees and, pursuant to the COMA, relied on Apache’s employees for the conduct of its business and operations.
Under the COMA, Altus paid, or would have paid, fees to Apache of (i) $3.0 million for the period beginning on the execution of the COMA through December 31, 2019, (ii) $5.0 million for the period of January 1, 2020 through December 31, 2020, (iii) $7.0 million for the period of January 1, 2021 through December 31, 2021, and (iv) $9.0 million annually thereafter, adjusted based on actual internal overhead and general and administrative costs incurred, until terminated. In addition, Apache may be reimbursed for certain internal costs and third-party costs incurred in connection with its role as service provider under the COMA.

During the period beginning on January 1, 2021 and ending on December 31, 2021, Altus paid Apache an aggregate of $7 million for the services provided under the COMA.
On February 22, 2022, in connection with the closing of the Transactions, the COMA and the April 23, 2019 letter from Apache Corporation to Altus regarding Waiver of Direct General and Administrative costs under the COMA were each terminated.
Lease Agreements
In connection with the closing of Altus’s initial business combination, Altus entered into an operating lease agreement with Apache, relating to the use of certain office buildings, warehouse, and storage facilities located in Reeves County, Texas (the “Lease Agreement”). Under the terms of the Lease Agreement, Altus paid to Apache on a monthly basis the sum of (i) a base rental charge of $44,500 and (ii) an amount based on Apache’s estimate of the annual costs it shall incur in connection with the ownership, operation, repair, and/or maintenance of the facilities. Unpaid amounts accrue interest until settled. The initial term of the Lease Agreement is four years and may be extended by Altus for three additional, consecutive periods of twenty-four months. To accommodate Altus’s desire to vacate the leased premises, the Lease Agreement was amended in July 2020 to provide for its termination with respect to all or any portion of the leased premises which Apache may sell, with a pro rata rent reduction if Apache sells less than all of the leased premises. Altus incurred total expenses of $0.6 million for the years ended December 31, 2021 in relation to the Lease Agreement.
In 2020 and 2021, Altus entered into various operating lease agreements with Apache related to the use of certain of our compressors. Under the terms of the agreement, Apache pays fixed monthly lease payments, in addition to a monthly fee to operate and maintain the compressors under lease. Each of these lease agreements has an initial term of thirty months and automatically extends on a month-to-month
basis unless either party cancels the agreement. Altus recorded income related to these agreements of $1.6 million for the year ended December 31, 2021.
Director Independence
The Board has determined that each of D. Mark Leland, Kevin S. McCarthy, Laura A. Sugg, David I. Foley, JP Munfa, Elizabeth P. Cordia, Thomas Lefebvre and Joseph Payne are independent within the meaning of Nasdaq Rule 5605(a)(2) and the rules and regulations of the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees Paid to the Independent Auditor
The fees paid to Ernst & Young LLP (Houston, Texas, PCAOB ID: 42, “EY”) for 2021 and 2020 were as follows:

Description	2021 ($)	2020 ($)
Audit Fees (1)	1,095,000	820,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	1,095,000	820,000

(1)
Audit Fees were for professional services rendered for the annual audit of Altus’s consolidated financial statements included in the Form
10-K,
the reviews of Altus’s financial statements included in the Forms
10-Q,
and other procedures required to be performed by the independent auditor to be able to form an opinion on Altus’s consolidated financial statements. The Audit Fees for 2021 and 2020 include EY’s annual audit of Altus’s consolidated financial statements for the 2021 and 2020 fiscal years, respectively, the reviews of the financial statements included in the Forms
10-Q,
and assistance with and review of documents filed with the SEC.

All audit, audit-related, tax, and other services were
pre-approved
by the Audit Committee, which concluded that the provision of such services by EY was compatible with the firm’s independence in the conduct of its auditing functions. The Audit Committee has taken into consideration whether the provision of non-audit
services by EY is compatible with maintaining auditor independence.
None of the services described above were approved pursuant to the de minimis exception provided in Rule
2-01(c)(7)(i)(C)
of Regulation
S-X
promulgated by the SEC.
Pre-Approval
of Independent Auditor Services and Fees
To ensure the independence of our independent auditor and to comply with the applicable securities laws, the listing standards of the Nasdaq Stock Market, and the Audit Committee charter, the Audit Committee has established a policy and related procedures with respect to services that may be performed by the Company’s independent auditor (the
“Pre-Approval
Policy”).
The
Pre-Approval
Policy provides that the Company’s independent auditor may not perform any service for the Company, subject to those exceptions that may be permitted by applicable law, unless (i) the service has been pre-approved
by the Audit Committee or (ii) the Company engaged the independent auditor to perform the service pursuant to the pre-approval
provisions of the
Pre-Approval
Policy. In addition, the
Pre-Approval
Policy prohibits the Audit Committee from
pre-approving
certain
non-audit
services that are prohibited from being performed by the Company’s independent auditor by applicable securities laws.
Pursuant to the
Pre-Approval
Policy, the Audit Committee has
pre-approved
certain categories of services to be performed by the independent auditor and a maximum amount of fees for each category. The Audit Committee reassesses these service categories and the associated maximum fee limits annually. Individual projects within the approved service categories have been pre-approved
only to the extent that the fees for each individual project do not exceed a specified dollar limit, which amount is reassessed annually. The Committee also considers on a case-by-case
basis specific engagements that are not otherwise
pre-approved
or that exceed
pre-approved
fee amounts. The Audit Committee grants
pre-approval,
subject to fee limits, for services that fall within the “All Other Fees” category on an engagement-by-engagement
basis.
The Audit Committee designates a member of the Audit Committee to whom it delegates its pre-approval
responsibilities. That member has the authority to approve interim requests to pre-approve
services and maximum fee limits, provided that the member informs the Audit Committee of his or her decision at the Audit Committee’s next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents included in this Annual Report on Form
10-K:
3. Exhibits
INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

2.1***	- Contribution Agreement, dated as of August 8, 2018, by and among Kayne Anderson Acquisition Corp., Altus Midstream LP, Apache Midstream LLC, Altus Midstream Gathering LP, Altus Midstream Pipeline LP, Altus Midstream Processing LP, Altus Midstream NGL Pipeline LP and Altus Midstream Subsidiary GP LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 8, 2018, SEC File No. 001-38048).

2.2***	- Contribution Agreement, dated as of October 21, 2021, by and among Altus Midstream Company, Altus Midstream LP, New BCP Raptor Holdco, LLC and BCP Raptor Holdco, LP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 21, 2021, SEC File No. 001-38048).

3.1	-Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 13, 2018, SEC File No. 001-38048).

3.2	- First Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 1, 2020, SEC File No. 001-38048).

3.3	- Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed on March 7, 2017, SEC File No. 333-216514).

4.1	- Description of Securities of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, SEC File No. 001-38048).

4.2	- Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A filed on March 16, 2017, SEC File No. 333-216514).

4.3	- Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A filed on March 16, 2017, SEC File No. 333-216514).

4.4	- Warrant Agreement, dated March 29, 2017, by and between American Stock Transfer & Trust Company, LLC and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 4, 2017, SEC File No. 001-38048).

4.5	- Warrant Agreement, dated as of November 9, 2018, by and between American Stock Transfer & Trust Company, LLC and the Company (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 13, 2018, SEC File No. 001-38048).

4.6	- Stockholders Agreement, dated as of November 9, 2018, by and among Altus Midstream Company, Kayne Anderson Sponsor, LLC and Apache Midstream LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 13, 2018, SEC File No. 001-38048).

4.7	- Amended and Restated Registration Rights Agreement, dated as of November 9, 2018, by and among Altus Midstream Company, Kayne Anderson Sponsor, LLC, the other holders party thereto and Apache Midstream LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 13, 2018, SEC File No. 001-38048).

4.8	- Registration Rights Agreement, dated as of June 12, 2019, by and among Altus Midstream Company and the security holders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 14, 2019, SEC File No. 001-38048).

EXHIBIT NO.	DESCRIPTION

10.1	- Credit Agreement, dated as of November 9, 2018, among Altus Midstream, LP, the lenders party thereto, the issuing banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, Citibank, N.A., Bank of America, N.A., The Toronto-Dominion Bank, New York Branch, MUFG Bank Ltd., and The Bank of Nova Scotia, Houston Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2018, SEC File No. 001-38048).

10.2	- First Amendment to Credit Agreement, dated as of April 17, 2019 but effective May 8, 2019, among Altus Midstream LP, the lenders party thereto, the swingline lender party thereto, the issuing banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 13, 2019, SEC File No. 001-38048).

10.3	- Second Amendment to Credit Agreement, dated as of February 7, 2020, among Altus Midstream LP, the lenders party thereto, the swingline lender party thereto, the issuing banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2020, SEC File No. 001-38048).

10.4	- Construction, Operations and Maintenance Agreement, dated as of November 9, 2018, by and between Altus Midstream Company and Apache Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 13, 2018, SEC File No. 001-38048).

10.5	- Side Letter re: Waiver of Direct G&A Costs, dated as of April 23, 2019, by and between Altus Midstream Company and Apache Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2019, SEC File No. 001-38048).

10.6	- Purchase Rights and Restrictive Covenants Agreement, dated as of November 9, 2018, by and between Altus Midstream Company and Apache Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 13, 2018, SEC File No. 001-38048).

10.7	- Lease Agreement, dated as of November 9, 2018, by and between Apache Corporation and Altus Midstream LP (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 13, 2018, SEC File No. 001-38048).

10.8	- First Amendment to Lease Agreement, dated effective July 27, 2020, by and between Apache Corporation and Altus Midstream LP (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, SEC File No. 001-38048).

10.9	- Trademark License Agreement, dated as of November 9, 2018, by and between Apache Corporation and Altus Midstream LP (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 13, 2018, SEC File No. 001-38048).

10.10	- Trademark License Agreement, dated as of November 9, 2018, by and between Apache Corporation and Kayne Anderson Acquisition Corp. (n/k/a Altus Midstream Company) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 13, 2018, SEC File No. 001-38048).

10.11‡	- Intrastate Firm Natural Gas Transportation Service Agreement, dated April 1, 2017, by and between Apache Corporation and Altus Midstream Pipeline LP (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for year ended December 31, 2018, SEC File No. 001-38048).

10.12‡	- Gas Gathering Agreement, dated July 1, 2018, by and between Apache Corporation and Altus Midstream Gathering LP (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for year ended December 31, 2018, SEC File No. 001-38048).

10.13‡	- Transportation Services Agreement, dated July 1, 2018, by and between Apache Corporation and Altus Midstream NGL Pipeline LP (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for year ended December 31, 2018, SEC File No. 001-38048).

EXHIBIT NO.	DESCRIPTION

10.14‡	- Gas Processing Agreement, dated effective September 1, 2021, by and between Apache Corporation and Altus Midstream Processing LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 14, 2021, SEC File No. 001-38048).

10.15†	- Altus Midstream Company Restricted Stock Units Plan, dated December 17, 2018 (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for year ended December 31, 2018, SEC File No. 001-38048).

10.16†	- Form of Director Grant Agreement, dated December 17, 2018 (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for year ended December 31, 2018, SEC File No. 001-38048).

10.17†	- Altus Midstream Company 2019 Omnibus Compensation Plan, dated February 12, 2019, effective May 30, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 31, 2019, SEC File No. 001-38048).

10.18†	- Altus Midstream Company Deferred Delivery Plan, dated May 30, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 31, 2019, SEC File No. 001-38048).

10.19	- Second Amended and Restated Agreement of Limited Partnership of Altus Midstream LP, dated as of June 12, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 14, 2019, SEC File No. 001-38048).

10.20	- First Amendment to Second Amended and Restated Agreement of Limited Partnership of Altus Midstream LP, dated as of June 30, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, SEC File No. 001-38048).

10.21	- Voting Agreement, dated as of June 12, 2019, by and among Apache Corporation, Altus Midstream Company, and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 14, 2019, SEC File No. 001-38048).

21.1	- Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 22, 2022, SEC File No. 001-38048).

23.1	- Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 22, 2022, SEC File No. 001-38048).

23.2	- Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 22, 2022, SEC File No. 001-38048).

23.3	- Consent of BDO USA, LLP relating to the financial statements of Gulf Coast Express Pipeline LLC (incorporated by reference to Exhibit 23.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 22, 2022, SEC File No. 001-38048).

23.4	- Consent of BDO USA, LLP relating to the financial statements of Permian Highway Pipeline LLC (incorporated by reference to Exhibit 23.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 22, 2022, SEC File No. 001-38048).

23.5	- Consent of KPMG LLP (incorporated by reference to Exhibit 23.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 22, 2022, SEC File No. 001-38048).

24.1	- Power of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 22, 2022, SEC File No. 001-38048).

31.1	- Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 22, 2022, SEC File No. 001-38048).

EXHIBIT NO.	DESCRIPTION

31.2	- Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 22, 2022, SEC File No. 001-38048).

31.3*	- Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.4*	- Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	- Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 22, 2022, SEC File No. 001-38048).

99.1	- Gulf Coast Express Pipeline LLC audited financial statements as of December 31, 2021 (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 22, 2022, SEC File No. 001-38048).

99.2	- Breviloba, LLC audited financial statements as of December 31, 2021 (incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 22, 2022, SEC File No. 001-38048).

99.3	- Permian Highway Pipeline LLC audited financial statements as of December 31, 2021 (incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 22, 2022, SEC File No. 001-38048).

99.4	- EPIC Crude Holdings, LP audited financial statements as of December 31, 2020 (incorporated by reference to Exhibit 99.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 22, 2022, SEC File No. 001-38048).

101.INS**	- Inline XBRL Instance Document. (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH**	- Inline XBRL Taxonomy Schema Document.

101.CAL**	- Inline XBRL Calculation Linkbase Document.

101.DEF**	- Inline XBRL Definition Linkbase Document.

101.LAB**	- Inline XBRL Label Linkbase Document.

101.PRE**	- Inline XBRL Presentation Linkbase Document.

104	- Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Previously filed.
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
Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kinetik Holdings Inc.

April 28, 2022	By:	/s/ Jamie Welch
	Name:	Jamie Welch
	Title:	Chief Executive Officer, President and Chief Financial Officer