Form 10-Q
period 2022-03-31
Kinetik Holdings Inc.
filed 2022-05-10
CIK 1692787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 001-38048
KINETIK HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	81-4675947
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2700 Post Oak Blvd, Suite 300
Houston, Texas, 77056
(Address of principal executive offices)
(Zip Code)

(713) 621-7330
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value	KNTK	Nasdaq Global Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s Class A common stock, par value $0.0001 per share issued and outstanding as of April 30, 2022	18,986,460
Number of shares of registrant’s Class C common stock, par value $0.0001 per share issued and outstanding as of April 30, 2022	47,260,000

i

GLOSSARY OF TERMS
The following are abbreviations and definitions of certain terms used in this Quarterly Report on Form 10-Q and certain terms which are commonly used in the exploration, production and midstream sectors of the oil and natural gas industry:
•ASC. Accounting Standards Codification.
•ASU. Accounting Standards Update.
•Bbl. One stock tank barrel of 42 United States (U.S.) gallons liquid volume used herein in reference to crude oil, condensate or NGLs.
•Bbl/d. One Bbl per day.
•Bcf. One billion cubic feet of natural gas.
•Bcf/d. One Bcf per day.
•Btu. One British thermal unit, which is the quantity of heat required to raise the temperature of a one-pound mass of water by one degree Fahrenheit.
•Delaware basin. Located on the western section of the Permian Basin, the Delaware Basin covers a 6.4M acre area.
•EPA. U.S. Environmental Protection Agency.
•FASB. Financial Accounting Standards Board.
•FERC. U.S. Federal Energy Regulatory Commission.
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
•GAAP. United States Generally Accepted Accounting Principles.
•GHG. Greenhouse gas.
•LIBOR. London Interbank Offered Rate.
•MBbl. One thousand barrels of crude oil, condensate or NGLs.
•MBbl/d. One MBbl per day.
•Mcf. One thousand cubic feet of natural gas.
•Mcf/d. One Mcf per day.
•MMBbl. One million barrels of crude oil, condensate or NGLs.
•MMBtu. One million British thermal units.
•MMcf. One million cubic feet of natural gas.
•MMcf/d. One MMcf per day.
•MVC. Minimum volume commitments.
•NGA. Natural Gas Act of 1938.
•NGLs. Natural gas liquids. Hydrocarbons found in natural gas, which may be extracted as liquefied petroleum gas and natural gasoline.
•Throughput. The volume of crude oil, natural gas, NGLs, water and refined petroleum products transported or passing through a pipeline, plant, terminal or other facility during a particular period.
•SEC. U.S. Securities and Exchange Commission.
•WTI. West Texas Intermediate crude oil.
ii

FORWARD-LOOKING STATEMENTS AND RISK
This Quarterly Report on Form10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “might,” “outlook,” “possibly,” “potential,” “prospect,” “should,” “would,” or similar terminology, but the absence of these words does not mean that a statement is not forward looking. Although we believe that the expectations reflected in such forward-looking statements are reasonable under the circumstances, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, assumptions about:
•our ability to integrate operations or realize any anticipated benefits savings or growth of the acquisition closed on February 22, 2022. See Note 2— Business Combination in the Notes to Condensed Consolidated Financial Statements set forth in this Form 10-Q;
•the market prices of oil, natural gas, natural gas liquids (“NGLs” or “NGL”), and other products or services;
•pipeline and gathering system capacity and availability;
•production rates, throughput volumes, reserve levels, and development success of dedicated oil and gas fields;
•our future financial condition, results of operations, liquidity, compliance with debt covenants and competitive position;
•our future revenues, cash flows, and expenses;
•our future business strategy and other plans and objectives for future operations;
•the amount, nature, and timing of our future capital expenditures, including future development costs;
•our ability to access the capital and credit markets to fund capital and other expenditures;
•the risks associated with potential acquisitions, divestitures, new joint ventures or other strategic opportunities;
•the recruitment and retention of our officers and personnel;
•the likelihood of success of and impact of litigation and other proceedings, including regulatory proceedings;
•our assessment of our counterparty risk and the ability of our counterparties to perform their future obligations;
•the impact of federal, state, and local political, regulatory, and environmental developments where we conduct our business operations;
•the occurrence of an extreme weather event such as Winter Storm Uri, terrorist attack or other event that materially impacts project construction and our operations, including cyber or other attached on electronic systems;
•our ability to successfully implement and execute our environmental, social and governance goals and initiatives and achieve the anticipated results of such initiatives;
•general economic and political conditions, including the armed conflict in Ukraine; and
•other factors disclosed in Item 1A. Risk Factors in this Form 10-Q.
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
iii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,*
	2022	2021

	(In thousands, except per share data)
Operating revenues:
Service revenue	$80,445	$67,662
Product revenue	174,928	79,993
Other revenue	1,876	448
Total operating revenues	257,249	148,103
Operating costs and expenses:
Costs of sales (exclusive of depreciation and amortization shown separately below)	120,275	37,005
Operating expenses	29,871	15,564
Ad valorem taxes	4,153	2,351
General and administrative expenses	22,752	5,626
Depreciation and amortization	61,023	55,971
Loss on disposal of assets	110	32
Total operating costs and expenses	238,184	116,549
Operating income	19,065	31,554
Other income (expense):
Interest and other income	250	537
Gain on redemption of mandatorily redeemable Preferred Units	4,493	—
Unrealized loss on embedded derivative	(2,886)	—
Interest expense	(26,774)	(25,310)
Equity in earnings of unconsolidated affiliates	27,917	11,355
Total other income (expense), net	3,000	(13,418)
Income before income taxes	22,065	18,136
Income tax expense	676	—
Net income including noncontrolling interest	21,389	18,136
Net income attributable to Preferred Unit limited partners	4,993	—
Net Income attributable to common shareholders	16,396	18,136
Net income attributable to Common Unit limited partners	12,531	18,136
Net income attributable to Class A Common Shareholders	$3,865	$—

Net income attributable to Class A Common Shareholders, per share
Basic	$0.21	$—
Diluted	$0.21	$—
Weighted average shares
Basic	18,696	—
Diluted	18,713	—
* The results of the legacy ALTM business are not included in the Company’s consolidated financials prior to February 22, 2022. Refer to the Form 10-Q basis of presentation in Note 1—Description of the Organization and Summary of Significant Accounting Policies, for further information on the Company’s basis of presentation.

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2022	2021

	(In thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,646	$18,729
Accounts receivable, net of allowance for credit losses of $1,000 in 2022 and 2021	262,575	178,107
Derivative assets	365	—
Prepaid and other current assets	28,881	20,683
	309,467	217,519
NONCURRENT ASSETS:
Property, plant and equipment, net	2,477,944	1,839,279
Intangible assets, net	772,979	786,049
Derivative assets	9,290	—
Operating lease right-of-use assets	57,199	61,562
Deferred charges and other assets	21,563	22,320
Investment in unconsolidated affiliates	2,361,321	626,477
Goodwill	3,894	—
	5,704,190	3,335,687
Total assets	$6,013,657	$3,553,206

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,900	$12,220
Accrued expenses	210,355	135,643
Distribution payable to Preferred Unit limited partners	6,937	—
Derivative liabilities	7	2,667
Mandatorily redeemable Preferred Units	67,173	—
Current portion of operating lease liabilities	33,029	31,776
Current portion of long-term debt, net	54,324	54,280
Other current liabilities	5,912	4,339
	388,637	240,925
NONCURRENT LIABILITIES:
Long-term debt, net	2,894,025	2,253,422
Contingent liabilities	839	839
Operating lease liabilities	24,044	29,889
Contract liabilities	22,342	11,674
Mandatorily redeemable Preferred Units	68,897	—
Embedded derivative liabilities	91,936	—
Derivative liabilities	—	200
Deferred tax liabilities	11,876	7,190
Other liabilities	2,717	2,219
	3,116,676	2,305,433
Total liabilities	3,505,313	2,546,358

COMMITMENTS AND CONTINGENCIES (Note 8)
Redeemable noncontrolling interest — Common Unit limited partners	3,185,431	1,006,843
Redeemable noncontrolling interest — Preferred Unit limited partners	460,773	—

EQUITY:
Class A Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 18,986,460 and nil shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2	—
Class C Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 47,260,000 and 50,000,000 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	5	5
Accumulated deficit	(1,137,867)	—
	(1,137,860)	5
Total liabilities, noncontrolling interests, and equity	$6,013,657	$3,553,206
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$21,389	$18,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	61,023	55,971
Amortization of deferred financing costs	3,389	3,305
Amortization of contract costs	448	448
Distributions from unconsolidated affiliates	48,073	8,203
Derivatives settlement	(884)	(1,465)
Derivatives fair value adjustment	(8,745)	10,593
Gain on redemption of mandatorily redeemable Preferred Units	(4,493)	—
Loss on disposal of assets	110	32
Equity in (earnings) losses from unconsolidated affiliate	(27,917)	(11,355)
Loss (gain) on debt extinguishment	129	(239)
Share-based compensation	6,132	—
Deferred income taxes	676	—
Change in operating assets and liabilities:
Accounts receivable	(67,446)	(69,376)
Other assets	(456)	(9,653)
Operating lease right-of-use assets	4,667	8,190
Accounts payable	(6,766)	8,525
Accrued liabilities	73,961	27,524
Operating lease liabilities	(4,897)	(7,245)
Net cash provided by operating activities	98,393	41,594
CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment expenditures	(29,234)	(19,753)
Intangible assets expenditures	(3,559)	(782)
Investment in unconsolidated affiliates	—	(20,522)
Net cash acquired in acquisition	13,401	—
Net cash used in investing activities	(19,392)	(41,057)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	30,189
Principal payments on long-term debt	(26,382)	(12,443)
Proceeds from revolver	7,000	11,500
Redemption of mandatorily redeemable Preferred Units	(60,702)	—
Payments of deferred financing costs	—	(3,152)
Equity contributions	—	14,890
Equity distributions	—	(30,189)
Net cash (used in) provided by financing activities	(80,084)	10,795
Net change in cash	$(1,083)	$11,332

CASH, BEGINNING OF PERIOD	$18,729	$19,591
CASH, END OF PERIOD	$17,646	$30,923
SUPPLEMENTAL SCHEDULE OF INVESTING AND FINANCING ACTIVITIES
Cash paid for interest, net of amounts capitalized	$25,801	$27,044
Property and equipment and intangible accruals in accounts payable and accrued liabilities	$14,340	$3,410

Fair value of ALTM assets acquired	$2,445,665	$—
Class A Common Stock issued in exchange	1,013,745	—
ALTM liabilities and mezzanine equity assumed	$1,431,920	$—
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Redeemable Noncontrolling Interest — Preferred Unit Limited Partners(1)	Redeemable Noncontrolling Interest — Common Unit Limited Partners	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
			Shares	Amount	Shares	Amount

	(In thousands)		(In thousands)
For the Quarter Ended March 31, 2021
Balance at December 31, 2020	$—	$1,041,660	—	$—	50,599	$5	$—	$—	$5
Contribution	—	14,890	—	—	246	—	—	—	—
Distribution paid to Common Unit limited partners	—	(30,189)	—	—	(498)	—	—	—	—
Net income	—	18,136	—	—	—	—	—	—	—
Balance at March 31, 2021	$—	$1,044,497	—	$—	50,347	$5	$—	$—	$5

For the Quarter Ended March 31, 2022
Balance at December 31, 2021	$—	$1,006,843	—	$—	50,000	$5	$—	$—	$5
ALTM acquisition	462,717	—	16,246	2	—	—	1,013,743	—	1,013,745
Distributions payable to Preferred Unit limited partners	(6,937)	—	—	—	—	—	—	—	—
Redemption of Common Units	—	(170,060)	2,740	—	(2,740)	—	170,060	—	170,060
Share-based compensation	—	—	—	—	—	—	6,132	—	6,132
Remeasurement of contingent consideration	—	—	—	—	—	—	4,450	—	4,450
Net income	4,993	12,531	—	—	—	—	—	3,865	3,865
Change in redemption value of noncontrolling interests	—	2,336,117	—	—	—	—	(1,194,385)	(1,141,732)	(2,336,117)
Balance at March 31, 2022	$460,773	$3,185,431	18,986	$2	47,260	$5	$—	$(1,137,867)	$(1,137,860)
(1) Certain redemption features embedded within the Preferred Units require bifurcation and measurement at fair value. For further detail, refer to Note 11—Series A Cumulative Redeemable Preferred Units in the Notes to the Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

KINETIK HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These condensed consolidated financial statements have been prepared by Kinetik Holdings Inc. (formerly known as Altus Midstream Company) (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). They reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited financial statements, with the exception of recently adopted accounting pronouncements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with Kinetik Holdings Inc.’s audited financial statements and related notes thereto for the year ended December 31, 2021 filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on February 28, 2022. Capitalized terms used but not defined herein shall have the meaning ascribed to such terms in the audited financial statements for the year ended December 31, 2021 filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on February 28, 2022

1. DESCRIPTION OF THE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Transaction
On February 22, 2022 (the “Closing Date”), Kinetik Holdings Inc., a Delaware corporation (formerly known as Altus Midstream Company), consummated the previously announced business combination transactions contemplated by the Contribution Agreement, dated as of October 21, 2021 (the “Contribution Agreement”), by and among the Company, Altus Midstream LP (now known as Kinetik Holdings LP), a Delaware limited partnership and subsidiary of Altus Midstream Company (the “Partnership”), New BCP Raptor Holdco, LLC, a Delaware limited liability company (“Contributor”), and BCP Raptor Holdco, LP, a Delaware limited partnership (“BCP”). The transactions are referred to herein as the “Transaction.”
Pursuant to the Contribution Agreement, in connection with the closing of the Transaction (the “Closing”), (i) Contributor contributed all of the equity interests of BCP and BCP Raptor Holdco GP, LLC, a Delaware limited liability company and the general partner of BCP (“BCP GP” and, together with BCP, the “Contributed Entities”), to the Partnership; and (ii) in exchange for such contribution, the Partnership issued 50,000,000 common units representing limited partner interests in the Partnership (“Common Units”) and the Company issued 50,000,000 shares of the Company’s Class C common stock, par value $0.0001 per share (“Class C Common Stock”), to Contributor.
The Company’s stockholders immediately prior to the Closing continued to hold their shares of the Company’s Class A Common Stock, par value $0.0001 per share (“Class A Common Stock,” and together with the Company’s Class C Common Stock, “Common Stock”). As a result of the Transaction, immediately following the Closing (i) Contributor held approximately 75% of the issued and outstanding Common Stock, (ii) Apache Midstream LLC, a Delaware limited liability company (“Apache Midstream”), held approximately 20% of the issued and outstanding Common Stock, and (iii) the Company’s remaining stockholders held approximately 5% of the issued and outstanding Common Stock. Following the Closing, there were approximately 66.2 million total shares of Common Stock outstanding.
In connection with the Closing, the Company changed its name from “Altus Midstream Company” (ALTM) to “Kinetik Holdings Inc.” Unless the context otherwise requires, “ALTM” refers to the registrant prior to the Closing and “we,” “us,” “our,” and the “Company” refer to Kinetik Holdings Inc., the registrant and its subsidiaries following the Closing.
Organization
BCP was formed on April 25, 2017 as a Delaware limited partnership to acquire and develop midstream oil and gas assets. BCP’s primary operating subsidiaries are EagleClaw and CR Permian Holdings, LLC (“CR Permian”). Both subsidiaries were formed to design, engineer, install, own and operate facilities and provide services for produced natural gas gathering, compression, processing, treating and dehydration, and condensate separation, stabilization, and storage, crude oil gathering and storage, water gathering and disposal assets.
ALTM was originally incorporated on December 12, 2016 in Delaware under the name Kayne Anderson Acquisition Corp. (“KAAC”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. KAAC completed its initial public offering in the second quarter of 2017. On August 3, 2018, Altus Midstream LP was formed in Delaware as a limited partnership and wholly-owned subsidiary of KAAC and entered into a contribution agreement with certain affiliates of Apache Corporation (“Apache” and such affiliates the “Altus Midstream Entities”), formed by Apache between May 2016 and January 2017, for the purpose of acquiring, developing, and operating midstream oil and gas assets in the Alpine High resource play and surrounding areas (“Alpine High”). On November 9, 2018, KAAC acquired all equity interests of the Altus Midstream Entities and changed its name to Altus Midstream Company.
On February 22, 2022, upon the Closing, legacy BCP and its subsidiaries became wholly-owned subsidiaries of the legacy Altus Midstream Company. The Transaction was accounted for as a reverse merger pursuant to ASC 805 Business Combination (“ASC 805”), refer to Note 2—Business Combination in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for an additional discussion.
Nature of Operations
Through its consolidated subsidiaries, the Company provides comprehensive gathering, water disposal, transportation, compression, processing and treating services necessary to bring natural gas, NGLs and crude oil to market. Additionally, the Company owns equity interests in four separate Permian Basin egress pipeline entities that have access to various markets along the Texas Gulf Coast.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. Certain reclassifications of prior year balances have been made to conform such amounts to current year presentation. These reclassifications have no impact on net income. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. All intercompany balances and transactions have been eliminated in consolidation.
Prior to the Closing, the Company’s financial statements that were filed with the SEC were derived from ALTM’s accounting records. As the Transaction was determined to be a reverse merger, BCP was considered as the accounting acquirer and ALTM was the legal acquirer. The accompanying Condensed Consolidated Financial Statements herein include (1) BCP’s net assets carried at historical value, (2) BCP’s historical results of operations prior to the Transaction, (3) the ALTM’s net assets carried at fair value as of the Closing Date and (4) the combined results of operations with the Company’s results presented within the Condensed Consolidated Financial Statements from February 22, 2022 going forward. Refer to Note 2—Business Combination to our Condensed Consolidated Financial Statements in this Form 10-Q for additional discussion.
Variable Interest Entity
The Company uses a qualitative approach in assessing the consolidation requirement for variable interest entities. The approach focuses on identifying which enterprise has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the variable interest entity. In the event that the Company is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity would be consolidated in our financial statements. The Company has determined that it has significant influence over the operating and financial policies of the four pipeline entities in which it is invested, but does not exercise control over them; and hence, it accounts for these investments using the equity method. Refer to Note 9—Equity Method Investments in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q.
Redeemable Noncontrolling Interest — Common Units Limited Partners
Pursuant to the Contribution Agreement, in connection with the Closing, (i) Contributor contributed all of the equity interests of the Contributed Entities to the Partnership; and (ii) in exchange for such contribution, the Partnership issued 50,000,000 common units representing limited partner interests in the Partnership and the Company issued 50,000,000 shares of the Company’s Class C common stock, par value $0.0001 per share, to Contributor. Please refer to the Transaction discussed above.
The Common Units are redeemable at the option of unit holders and accounted for on the Company’s Condensed Consolidated Balance Sheet as a redeemable noncontrolling interest classified as temporary equity. The Company records the redeemable noncontrolling interest at the higher of (i) its initial value plus accumulated earnings/losses associated with the noncontrolling interest or (ii) the maximum redemption value as of the balance sheet date. The redemption value was determined based on a 5-day volume weighted average closing price of the Class A Common Stock. See discussion and additional details in Note 10—Equity and Warrants.
Redeemable Noncontrolling Interest — Preferred Unit Limited Partners
The Partnership issued Series A Cumulative Redeemable Preferred Units (“Preferred Units”) on June 12, 2019. As the Transaction was accounted for as a reverse merger, the Company assumed certain Preferred Units that were issued and outstanding were assumed at Closing for accounting purposes. The Preferred Units are exchangeable for shares of the Company’s Class A Common Stock at the option of the Preferred Unit holders upon the occurrence of specified events, unless otherwise redeemed by the Company.
The Preferred Units are accounted for on the Company’s Condensed Consolidated Balance Sheet as a redeemable noncontrolling interest classified as temporary equity based on the terms of the Preferred Units. Certain redemption features embedded within the terms of the Preferred Units require bifurcation and measurement at fair value and are accounted for on the Company’s Condensed Consolidated Balance Sheet as a long-term liability embedded derivative. See discussion and additional detail in Note 11—Series A Cumulative Redeemable Preferred Units.
Equity Method Investments
The Company follows the equity method of accounting when it does not exercise control over its equity interests, but can exercise significant influence over the operating and financial policies of the entity. Under this method, the equity investments are carried originally at acquisition cost, increased by the Company’s proportionate share of the equity interest’s net income and contributions made, and decreased by the Company’s proportionate share of the equity interest’s net losses and distributions received. Please refer to Note 9—Equity Method Investments, for further details of the Company’s equity method investments. Equity method investments acquired in the Transaction were recorded at fair value upon Closing. See discussion and additional detail in Note 2—Business Combination for purchase price allocation of the Transaction.
Use of Estimates
Preparation of financial statements in conformity with GAAP and disclosure of contingent assets and liabilities requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates its estimates and assumptions on a regular basis. Actual results may differ from these estimates and assumptions used in preparation of its condensed financial statements, and changes in these estimates are recorded when known. Significant items subject to such estimates and assumptions include the valuation of derivatives, the valuation of tangible and intangible assets, the valuation of share-based compensation, the valuation of contingent liabilities, the valuation of mandatorily redeemable Preferred Units, and the valuation of noncontrolling interests.
Inventory
Other current assets include inventory that consists of condensate, and NGLs that are valued at the lower of cost or market. At the end of each reporting period, the Partnership assesses the carrying value of inventory and makes any adjustments necessary to reduce the carrying value to the applicable net realizable value. Inventory was valued at $4.8 million and $2.1 million as of March 31, 2022 and December 31, 2021, respectively.
Impairment of Long-Lived Assets
In accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 360, Property, Plant and Equipment, long-lived assets, excluding goodwill, to be held and used by the Company are reviewed for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the assets have decreased below their carrying value. For long-lived assets to be held and used, the Company bases their evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present.
The Company’s management assesses whether there has been an impairment trigger, and if a trigger is identified, then the Company would perform an undiscounted cash flow test at the lowest level for which identifiable cash flows are independent of cash flows from other assets. If the sum of the undiscounted future net cash flows is less than the net book value of the property, an impairment loss is recognized for the excess, if any, of the property’s net book value over its estimated fair value. The Company did not recognize impairment losses for long-lived assets during the three months ended March 31, 2022 and 2021.

Transactions with Affiliates
The accounts receivable from or payable to affiliate represent the net result of the Company’s monthly revenue, capital and operating expenditures, and other miscellaneous transactions to be settled with Apache and its subsidiaries, who held equity shares that represented approximately 13.6% of the Company’s voting power as of April 22, 2022. Accounts receivable from affiliate was $24.7 million as of March 31, 2022. For the three months ended March 31, 2022, revenue from affiliate was $15.6 million. Accrued expense due to affiliate was $4.2 million as of March 31, 2022 and operating expenses for the three months ended March 31, 2022 were immaterial.
Net Income Per Share
Basic net income per share is calculated by dividing net income attributable to Class A common shareholders by the weighted average number of shares of Class A Common Stock outstanding during the period. Class C Common Stock is excluded from the weighted average shares outstanding for the calculation of basic net income per share, as holders of Class C Common Stock are not entitled to any dividends or liquidating distributions.
The Company uses the “if-converted method” to determine the potential dilutive effect of (i) an assumed exchange of outstanding Common Units (and the cancellation of a corresponding number of shares of outstanding Class C Common Stock) for shares of Class A Common Stock, (ii) an assumed exercise of the outstanding public and private warrants for shares of Class A Common Stock and (iii) an assumed exchange of the outstanding Preferred Units for shares of Class A Common Stock. The dilutive effect of any earn-out consideration payable in shares is only included in periods for which the underlying conditions for the issuance are met.
Recently Adopted Accounting Pronouncement
Effective January 1, 2022, the Company adopted ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value. With adoption of ASU 2021-08, the Company assumed contract liabilities at carrying value of $9.1 million upon Closing.
Recent Accounting Pronouncement Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 was issued to ease the potential accounting burden expected when global capital markets move away from the London Interbank Offered Rate (“LIBOR”), the benchmark interest rate banks use to make short-term loans to each other. The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationship, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the effect that ASU 2020-04 will have on its Consolidated Financial Statements.
In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method (“ASU 2022-01”). Current GAAP permits only prepayable financial assets and one or more beneficial interests secured by a portfolio of prepayable financial instruments to be included in a last-of-layer closed portfolio. The amendments in ASU 2022-01 allow nonprepayable financial assets also to be included in a closed portfolio hedged using the portfolio layer method. That expanded scope permits an entity to apply the same portfolio hedging method to both prepayable and nonprepayable financial assets, thereby allowing consistent accounting for similar hedges. The amendments in ASU 2022-01 also clarify the accounting for and promote consistency in the reporting of hedge basis adjustments applicable to both a single hedged layer and multiple hedged layers as follows: (1) an entity is required to maintain basis adjustments in an existing hedge on a closed portfolio basis (that is, not allocated to individual assets), (2) an entity is required to immediately recognize and present the basis adjustment associated with the amount of the designated layer that was breached in interest income. In addition, an entity is required to disclose that amount and the circumstances that led to the breach, (3) an entity is required to disclose the total amount of the basis adjustments in existing hedges as a reconciling amount if other areas of GAAP require the disaggregated disclosure of the amortized cost basis of assets included in the closed portfolio, and (4) an entity is prohibited from considering basis adjustments in an existing hedge when determining credit losses. The guidance is effective for public business entities for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted on any date on or after the issuance of ASU 2022-01 for any entity that has adopted the amendments in

ASU 2017-02 for the corresponding period. The Company is currently evaluating the effect that ASU 2022-01 will have on its Consolidated Financial Statements.

2.    BUSINESS COMBINATION
On February 22, 2022, the Company consummated the previously announced business combination transactions contemplated by the Contribution Agreement, dated as of October 21, 2021. Pursuant to the Contribution Agreement, in connection with the Closing, (i) Contributor contributed all of the equity interests of the Contributed Entities to the Partnership; and (ii) in exchange for such contribution, the Partnership issued 50,000,000 common units representing limited partner interests in the Partnership and the Company issued 50,000,000 shares of the Company’s Class C common stock, par value $0.0001 per share, to Contributor. Please refer to the “Transaction” discussed above.
The Transaction was accounted for as a business combination in accordance with ASC 805, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair value. The Company also adopted ASU 2021-08, effective as of January 1, 2022, to record contract liabilities at their carrying value as of the acquisition date. Although the Company was the legal acquirer, BCP and BCP GP were determined to be the accounting acquirer and legal acquiree. As a result, BCP and its subsidiaries’ net assets were carried at historical value, acquired net assets were measured at fair value except contract liabilities being recorded at carrying value at the acquisition date, and results of operations of ALTM and its subsidiaries were included in the Company’s Condensed Consolidated Financial Statements from the Closing Date going forward.
The preliminary purchase price allocation is based on an assessment of the fair value of the assets acquired and liabilities assumed in the acquisition using inputs that are not observable in the market and thus level 3 inputs. The fair value of the processing plant, gathering system and related facilities and equipment are based on market and cost approaches. The goodwill of $3.9 million relates to operational synergies. The value of the Preferred Units and assumed contingent liability was determined through a probability-weighted analysis of the expected future cash flows and other applicable valuation techniques. See additional details for Preferred Units in Note 11—Series A Cumulative Redeemable Preferred Units and contingent liabilities in Note 8—Commitments and Contingencies in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q. Certain data necessary to complete the purchase price allocation is not yet available, including, but not limited to, valuation of the underlying assets of the equity method investments and liabilities assumed. However, the Company is continuing its review of these matters during the measurement period, and if new information obtained about facts and circumstances that existed at the acquisition date identifies adjustments to the liabilities initially recognized, as well as any additional liabilities that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional amounts initially recognized. The Company will finalize the purchase price allocation during the 12-month period following the acquisition date.

The following table summarizes the preliminary estimated fair value of assets acquired and liabilities assumed in the Transaction in accordance with ASC 805:

(In thousands)	Amount
Cash and cash equivalent	$13,401
Accounts receivable	1,341
Accounts receivable - affiliates	15,681
Property, plant, and equipment, net	634,923
Intangible assets, net	13,200
Investments in unconsolidated affiliates	1,755,000
Prepaid expense and other assets	8,225
Goodwill	3,894
Total assets acquired	2,445,665

Accrued expenses and other accrued liabilities	4,923
Long-term debt	657,000
Embedded derivative liabilities	89,050
Contract liabilities	9,102
Mandatory redeemable Preferred Units	200,667
Deferred tax liabilities	4,010
Contingent liabilities	4,451
Total liabilities assumed	969,203

Redeemable noncontrolling interest - Preferred Unit limited partners	462,717
Total consideration transferred	$1,013,745
The Company incurred acquisition-related costs of $5.7 million for the three months ended March 31, 2022. During the quarter ended March 31, 2022, the Company assumed additional revolver liabilities through the Transaction. There was no significant modification to the Company’s debt structure.
Supplemental Pro Forma Information
The unaudited supplemental pro forma financial for informational purposes only and is not indicative of future results. The results below for the three months ended March 31, 2022 and 2021 combine the results of the Company and the Partnership, giving effect to the Transaction as if it had been completed on January 1, 2021.

	Three Months Ended March 31,
	2022	2021
(In thousands)	Pro forma	Pro forma
Revenues	$284,102	$182,249
Net income including noncontrolling interest	$13,468	$16,802
Given the assumed pro forma transaction date of January 1, 2021, we removed $18.7 million of acquisition-related expenses for the three months ended March 31, 2022 and recognized $29.0 million of total acquisition-related expenses for the three months ended March 31, 2021.

3.    REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents a disaggregation of the Company’s revenue.

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Gathering and processing services	$80,445	$67,662
Natural gas, NGLs and condensate sales	174,928	79,993
Other revenue	1,876	448
Total revenues and other	$257,249	$148,103
There have been no significant changes to the Company’s contracts with customers during the three months ended March 31, 2022 and 2021. Contracts with customers acquired through the Transaction had similar structure as the Company’s existing contracts with customers. The Company recognized revenues from MVC deficiency payments of nil and $2.5 million for the three months ended March 31, 2022 and 2021, respectively.

Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that has not yet been recognized, representing our contractually committed revenues as of March 31, 2022:

Amount
Fiscal Year	(In thousands)
Remaining of 2022	$10,179
2023	11,626
2024	8,102
2025	6,227
2026	5,066
Thereafter	72,952
$114,152
Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to customer contracts that have fixed pricing and fixed volume terms and conditions, generally including contracts with payment obligations associated with MVCs.
Contract Liabilities
The following table provides information about contract liabilities from contracts with customers as of March 31, 2022:

Amount
(In thousands)
Balance as of January 1, 2022	$14,756
Reclassification of beginning contract liabilities to revenue as a result of performance obligation being satisfied	(1,328)
Cash received and not recognized as revenue	13,908
Balance as of March 31, 2022	27,336
Less: Current portion	4,994
Non-current portion	$22,342
Contract liabilities relate to payments received in advance of satisfying performance obligations under a contract, which result from contribution in aid of construction payments. Current and noncurrent contract liabilities are included in “Other Current Liabilities” and “Contract Liabilities”, respectively, of the Condensed Consolidated Balance Sheets.

Contract Cost Assets
The Company has capitalized certain costs incurred to obtain a contract that would not have been incurred if the contract had not been obtained. These costs are recovered through the net cash flows of the associated contract. As of March 31, 2022 and December 31, 2021, the Company had contract acquisition cost assets of $17.9 million and $18.4 million, respectively. Current and noncurrent contract cost assets are included in “Prepaid and Other Current Assets” and “Deferred Charges and Other Assets”, respectively, of the Condensed Consolidated Balance Sheets. The Company amortizes these assets as cost of sales on a straight-line basis over the life of the associated long-term customer contract. For the three months ended March 31, 2022 and 2021, the Company recognized cost of sales associated with these assets of $0.4 million and $0.4 million, respectively.

4.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are carried at cost or fair market value at the date of acquisition less accumulated depreciation. The cost basis of constructed assets includes materials, labor, and other direct costs. Major improvements or betterment are capitalized, while repairs that do not improve the life of the respective assets are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Life
Buildings	30 years
Gathering, processing and transmission systems and facilities	20 years
Furniture and fixtures	7 years
Vehicles	5 years
Computer hardware and software	3 years

Property, plant and equipment, at carrying value, is as follows:

	March 31,	December 31,
	2022	2021

	(In thousands)
Gathering, processing and transmission systems and facilities	$2,770,137	$2,121,434
Vehicles	7,055	6,090
Computers and equipment	4,492	4,271
Less: accumulated depreciation	(367,629)	(337,030)
Total depreciable assets, net	2,414,055	1,794,765
Construction in progress	44,142	24,888
Land	19,747	19,626
Total property, plant and equipment, net	$2,477,944	$1,839,279
The cost of property classified as “Construction in progress” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet available to be placed into productive service as of the respective reporting date. The Company recorded $30.8 million and $25.6 million of depreciation expense for the three months ended March 31, 2022 and 2021, respectively.

5.    GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The Company closed a business combination transaction on February 22, 2022, refer to the Transaction in Note 2—Business Combination in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q. The Transaction was accounted for as business combination pursuant to ASC 805 Business Combination (“ASC 805”). In connection with the Transaction, the Company recorded excess of the purchase price over net assets acquired as goodwill. The Company recorded goodwill of $3.9 million upon Closing and as of March 31, 2022.

Goodwill is tested at least annually as of December 31 of each year, or more frequently as events occur or circumstances change that would more-likely-than-not reduce fair value of a reporting unit below its carrying value. Company’s management assesses whether there has been event or circumstance that triggers the fair value of the reporting unit to be lower than its net carrying value since consummation of the Transaction, and concluded that goodwill was not impaired as of March 31, 2022.
Intangible Assets
Intangible assets, net are comprised of the following:

	March 31,	December 31,
	2022	2021

	(In thousands)
Customer contracts	$1,135,963	$1,135,963
Right of way assets	116,471	99,345
Less accumulated amortization	(479,455)	(449,259)
Total amortizable intangible assets, net	$772,979	$786,049
The fair value of acquired customer contracts was capitalized as a result of acquiring favorable customer contracts as of the closing dates of certain past acquisitions and is being amortized using a straight-line method over the remaining term of the customer contracts, which range from one to 20 years. Right of way assets relate primarily to underground pipeline easements and have a useful life of ten years and are amortized using the straight-line method. The right of way agreements are generally for an initial term of ten years with an option to renew for an additional ten years at agreed upon renewal rates based on certain indices or up to 130% of the original consideration paid.
The Company recorded $30.2 million and $30.4 million of amortization expense for the three months ended March 31, 2022 and 2021, respectively. There was no impairment recognized on intangible assets for the three months ended March 31, 2022 and 2021.

6.    DEBT AND FINANCING COSTS
During the quarter ended March 31, 2022, the Company assumed additional revolver liabilities through the Transaction closed in February 2022. There was no significant modification to the Company’s debt structure.
2017 Credit Facility - BCP 1
On June 22, 2017, BCP Raptor, LLC (“BCP I”), a wholly owned subsidiary of BCP and the parent of EagleClaw Midstream Ventures, LLC (“EagleClaw”), entered into a credit agreement with its lenders and with Jefferies Finance LLC, as administrative agent, for a term loan in and initial aggregate principal amount of $1.25 billion with a tenor of seven years, maturing on June 22, 2024. Fixed principal payments equal to 0.25% of the initial principal amount are required to be paid quarterly. Interest is paid on the term loan periodically at a rate equal to 4.25% plus LIBOR subject to a floor of 1.0%. The Company paid scheduled principal payments on this term loan of $3.1 million for the three months ended March 31, 2022 and 2021. BCP I repurchased $2.9 million of the outstanding term loan during the first quarter of 2021. No repurchase was made for this term loan during the first quarter of 2022.
In addition, contemporaneously with the credit agreement described above, BCP I entered into a super-priority revolving credit agreement with its lenders and with Jefferies Finance LLC, as administrative agent, in an initial aggregate principal amount of $100.0 million with a tenor of five years, maturing on June 22, 2022. On January 16, 2020, BCP I entered into an amendment to the revolving credit agreement that increased the revolving commitment in an aggregate principal amount of $25.0 million, thereby increasing the aggregate revolving credit commitments of all lenders to $125 million. On January 4, 2021, BCP I entered into an amendment to extend the maturity date from June 22, 2022 to November 3, 2023.
Interest is paid on the revolver periodically at a rate equal to LIBOR (0% floor) plus 4.00%, which decreases to LIBOR (0% floor) plus 3.75% when BCP I’s consolidated net leverage ratio is no greater than 4.50 to 1.00. BCP I must pay commitment fees quarterly in an amount equal to 0.50% per annum, which decreases to 0.375% per annum when BCP I’s consolidated net leverage is no greater than 4.50 to 1.00, in each case on the unused portion of the commitment. As of March 31, 2022 and December 31, 2021, there were $59.0 million and $52.0 million in outstanding borrowings under the revolving credit facility, respectively.

2018 Credit Facilities - BCP II and Partnership
In November 2018, the Partnership entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to two, one year extension options) (“Corporate Facility”). The agreement for this revolving credit facility provides aggregate commitments from a syndicate of banks of $800.0 million. The aggregate commitments include a letter of credit subfacility of up to $100.0 million and a swingline loan subfacility of up to $100.0 million. The Partnership may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of March 31, 2022, there were $657.0 million of borrowings and $2.0 million of letters of credit outstanding under this facility.
At the Partnership’s option, the interest rate per annum for borrowings under this facility is either a base rate, as defined, plus a margin, or LIBOR, plus a margin. The Partnership also pays quarterly a facility fee at a rate per annum on total commitments. At March 31, 2022, the base rate margin was 0.05%, the LIBOR margin was 1.05%, and the facility fee was 0.20%. In addition, a commission is payable quarterly to the lenders on the face amount of each outstanding letter of credit at a per annum rate equal to the LIBOR margin then in effect.
Contemporaneous with the close of the CR Permian acquisition on November 1, 2018, BCP Raptor II, LLC (“BCP II”), a wholly owned subsidiary of BCP and the parent of CR Permian, entered into a credit agreement with its lenders and with Barclays Bank PLC, as administrative agent, for a term loan in an initial aggregate principal amount of $690.0 million with a tenor of seven years, maturing on November 3, 2025. Fixed principal payments equal to 0.25% of the initial principal amount are required to be paid quarterly. Interest is paid on the term loan periodically at a rate equal to 4.75% plus LIBOR (0% floor). BCP II paid scheduled principal payments on this term loan of $1.7 million for the three months ended March 31, 2022 and 2021. Additionally, during the three months ended March 31, 2022, BCP II voluntarily repurchased $9.9 million of the outstanding term on the open market. Similar open market repurchases totaling $4.7 million were made during the three months ended March 31, 2021.
In addition, BCP II entered into a revolving credit facility in an initial aggregate principal amount of $50.0 million with a tenor of five years, maturing on November 3, 2023. On January 16, 2020, BCP II entered into an amendment to the revolving credit agreement that increased the revolving commitment in an aggregate principal amount of $10.0 million, thereby increasing the aggregate revolving credit commitments of all lenders to $60.0 million. Interest is paid on the revolver periodically at a rate equal to LIBOR plus the applicable margin of 4.50% subject to change based on our consolidated total leverage ratio. Any unpaid interest and principal are due at maturity. BCP II also pays quarterly commitment fees of 0.50% on the unused portion of the commitment. As of March 31, 2022 and December 31, 2021, there were no outstanding letters of credit under the revolving credit facility.
2019 Credit Facility - BCP PHP
On September 18, 2019, BCP PHP, LLC (“BCP PHP”), a wholly owned subsidiary of BCP and the owner of a 26.67% interest in the Permian Highway Pipeline (“PHP”), entered into a credit agreement with its lenders for a term facility with an initial term commitment of $483.0 million and a conversion date term commitment of $30.2 million and a letter of credit facility up to $32.4 million. The maturity of the associated debt is due March 3, 2025 in accordance with the credit agreement. During the three months ended March 31, 2022 and 2021, BCP PHP paid its principal payments on this term loan totaling $11.6 million and nil, respectively.
Fixed principal payments are required to be paid quarterly commencing with the first full quarter ending after the term conversion date, which was June 30, 2021. Interest is paid on the outstanding borrowings monthly at a rate equal to 1.625% plus adjusted LIBOR (subject to a 1% floor) for four years after the closing date and at a rate equal to 1.875% plus adjusted LIBOR (subject to a 1% floor) thereafter.
BCP PHP must also pay quarterly commitment fees of 35% of the applicable margin then in effect on the undrawn portion of the available commitments. As of March 31, 2022 and 2021, there were no outstanding letters of credit.
Our debt agreements contain various covenants or restriction provisions that, amongst other things limit or restrict the applicable subsidiary’s ability to incur certain liens on assets, property or revenue, engage in certain mergers, dissolutions, investments or acquisitions, incur indebtedness or guarantee debt, make certain dispositions, and enter into certain transactions with subsidiaries or affiliates that exceed a specified threshold. These agreements also contain defined financial covenants, including a debt service coverage ratio. As of March 31, 2022 and December 31, 2021, each applicable subsidiary was in compliance with all loan covenants.

The fair value of the Company and its subsidiaries’ consolidated debt as of March 31, 2022 and December 31, 2021 was $2.98 billion and $2.34 billion, respectively. The carrying value of that debt was $2.98 billion and $2.35 billion, as of March 31, 2022 and December 31, 2021, respectively. All of the debt, except the Corporate Facility, is non-recourse to the Company and its assets, except its respective obligor (and associated subsidiaries) BCP I, BCP II and BCP PHP, as the case may be.

The following table summarizes the Company’s debt obligations as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021

	(In thousands)
$1.25 billion term loan (BCP I)	$1,172,292	$1,175,417
$690 million term loan (BCP II)	627,695	639,393
$513 million term loan (BCP PHP)	467,762	479,377
$800 million revolving line of credit (Partnership)	657,000	—
$125 million revolving line of credit (BCP I)	59,000	52,000
Total Long-term debt	2,983,749	2,346,187
Less: Deferred financing costs, net	(35,400)	(38,485)
	2,948,349	2,307,702
Less: Current portion, net	(54,324)	(54,280)
Long-term portion of debt and finance lease obligations, net	$2,894,025	$2,253,422
The table below presents the components of the Company’s financing costs, net of capitalized interest:

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Capitalized interest	$104	$211
Deferred financing costs	3,389	3,305
Interest expense	23,281	21,794
Total financing costs, net of capitalized interest	$26,774	$25,310
As of March 31, 2022 and December 31, 2021, deferred financing costs associated with the three term loans were $35.4 million and $38.5 million, respectively.
Deferred financing costs associated with the revolvers were $1.9 million as of March 31, 2022 and $2.2 million as of December 31, 2021.
The amortization of the deferred financing costs was charged to interest expense for the periods presented. The amount of deferred financing costs included in interest expense for the three months ended March 31, 2022 and 2021 was $3.4 million and $3.3 million, respectively.

7.    ACCRUED EXPENSES
The following table provides detail of the Company’s accrued expenses at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021

	(In thousands)
Accrued product purchases	$168,324	$118,364
Accrued taxes	7,282	4,299
Accrued salaries, vacation, and related benefits	3,657	2,113
Accrued capital expenditures	4,608	2,995
Accrued interest expenses	7,777	—
Accrued expense due to related party	4,247	—
Accrued other expenses	14,460	7,872
Total accrued expenses	$210,355	$135,643

8.    COMMITMENTS AND CONTINGENCIES
Accruals for loss contingencies arising from claims, assessments, litigation, environmental, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. As of March 31, 2022 and December 31, 2021, there were no accruals for loss contingencies.
Litigation
The Company is a party to various legal actions arising in the ordinary course of its businesses. In accordance with ASC 450, Contingencies, the Company accrues reserves for outstanding lawsuits, claims, and proceedings when a loss contingency is probable and can be reasonably estimated. The Company estimates the amount of loss contingencies using current available information from legal proceedings, advice from legal counsel and available insurance coverage. Due to the inherent subjectivity of the assessments and unpredictability of the outcomes of the legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the legal proceedings in question. Thus, the Company’s exposure and ultimate losses may be higher, and possibly significantly more, than the amounts accrued.
The Company has entered into litigation with two third parties to collect outstanding receivables totaling $19.7 million that remain outstanding from the Winter Storm Uri during February of 2021. Given the counterparties’ sufficient creditworthiness and the valid claims that we hold, no allowance has currently been established for these items as we have legally enforceable agreements with these parties.
Contingent Liabilities
As part of the acquisition of Permian Gas on June 11, 2019, consideration included a contingent liability arrangement with PDC. The arrangement requires additional monies to be paid by the Company to PDC on a per Mcf basis if the actual annual Mcf volume amounts exceed forecasted annual Mcf volume amounts starting in 2020 and continuing through 2029. The arrangement defines the incentive rate per Mcf for each qualifying year and the total monies paid under this arrangement are capped at $60.5 million. Amounts are payable on an annual basis over the earn-out period. The fair value of the contingent liability recognized on the acquisition date of $3.9 million was estimated utilizing the following key assumptions: (1) present value factors based on the Company’s weighted-average cost of capital, 2) a probability weighted payout based on an estimate of future volumes and (3) a discount period consistent with the arrangement’s life and the respective due dates of the potential future payments. Based on current forecasts and discussions with PDC, management revalued this contingent liability with updated assumptions at each reporting period. As of March 31, 2022 and December 31, 2021, the estimated fair value of the contingent consideration liability was $0.8 million and $0.8 million, respectively.

As part of the Transaction, the Company assumed contingent liabilities of $4.5 million related to earn-out consideration of up to 1,250,000 shares of Class A Common Stock as follows:
• 625,000 shares if the per share closing price of the Class A Common Stock as reported by Nasdaq during any 30-trading-day period ending prior to November 9, 2023 is equal to or greater than $280.00 for any 20 trading days within such 30-trading-day period.
• 625,000 shares if the per share closing price of the Class A Common Stock as reported by Nasdaq during any 30-trading-day period ending prior to November 9, 2023 is equal to or greater than $320.00 for any 20 trading days within such 30-trading-day period.
Pursuant to ASC 805, this earn-out consideration was a pre-existing contingency and accounted for as an assumed liability to the acquirer on acquisition date. Immediately subsequent to the Closing, the Company evaluated the earn-out consideration classification in accordance with ASC 480—Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815—Derivatives and Hedging (“ASC 815”). The Company determined the earn-out consideration to be classified as an equity based on the settlement provision.
Environmental Matters
As an owner of infrastructure assets and with rights to surface lands, the Company is subject to various local and federal laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations and subject the Company to liability for pollution damages. The Company is not aware of any environmental claims existing as of March 31, 2022, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity.

9.    EQUITY METHOD INVESTMENTS
As of March 31, 2022, the Company owned investments in the following long-haul pipeline entities in the Permian Basin. These investments were accounted for using the equity method of accounting. For each equity method investment (“EMIs” or “EMI”) pipeline entity, the Company has the ability to exercise significant influence based on certain governance provisions and its participation in the significant activities and decisions that impact the management and economic performance of the EMI pipeline. The table below presents the ownership percentages and investment balances held by the Company for each entity:

		March 31,	December 31,
	Ownership	2022	2021

		(In thousands)
Gulf Coast Express Pipeline LLC	16.0%	$465,028	$—
Permian Highway Pipeline LLC(1)	53.3%	1,426,736	626,477
Breviloba, LLC (Shin Oak)	33.0%	469,557	—
		$2,361,321	$626,477
(1) Ownership for Permian Highway Pipeline LLC was 53.3% and 26.7% as of March 31, 2022 and December 31, 2021, respectively.
Additionally, as of March 31, 2022, the Company owned 15.0% of Epic Crude Holdings, LP (“EPIC”). However, no dollar value was assigned through the purchase price allocation as adjustment was made to eliminate equity in losses of EPIC. No additional contribution was made to EPIC and no distribution or equity income was received from EPIC during the three months ended March 31, 2022.
As of March 31, 2022, the unamortized basis differences included in the EMI pipelines balances were $418.3 million. There was no unamortized basis difference as of December 31, 2021. These amounts represent differences in the Company’s contributions to date and the Company’s underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized basis differences will be amortized into equity income over the useful lives of the underlying pipeline assets. There was capitalized interest of $12.3 million and $12.8 million as of March 31, 2022 and December 31, 2021, respectively. Capitalized interest is amortized on a straight-line basis into equity income.

The following table presents the activity in the Company’s EMIs for the three months ended March 31, 2022:

	Gulf Coast Express Pipeline LLC	Permian Highway Pipeline LLC	Breviloba, LLC
				Total(2)

	(In thousands)
Balance at December 31, 2021	$—	$626,477	$—	$626,477
Acquisitions	470,000	815,000	470,000	1,755,000
Distributions	(8,412)	(35,998)	(3,663)	(48,073)
Equity income, net(1)	3,440	21,257	3,220	27,917
Balance at March 31, 2022	$465,028	$1,426,736	$469,557	$2,361,321
(1)Net of amortization of basis differences and capitalized interests, which represents undistributed earnings, the amortization was $0.8 million from Gulf Cost Express, $1.3 million from Permian Highway Pipeline LLC and $0.1 million from Breviloba.
(2)The EMIs acquired in the Transaction are included in the results from February 22, 2022 to March 31, 2022, and this is also the case for the additional 26.67% of PHP that was acquired in the Transaction. The results of the legacy ALTM business are not included in the Company’s consolidated financials prior to February 22, 2022. Refer to the Form 10-Q basis of presentation in Note 1—Description of the Organization and Summary of Significant Accounting Policies, for further information on the Company’s basis of presentation. Refer to the Form 10-Q basis of presentation in Note 1—Description of the Organization and Summary of Significant Accounting Policies, for further information on the Company’s financial statement consolidations.
Summarized Financial Information
The following table represents selected income statement data for the Company’s EMI pipelines (on a 100 percent basis) for the three months ended March 31, 2022.

	Three Months Ended March 31,
	2022			2021

	Gulf Coast Express Pipeline LLC	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC(1)	Permian Highway Pipeline LLC(1)	Breviloba, LLC(1)

	(In thousands)
Revenues	$89,973	$97,856	$48,521	$88,369	$97,848	$34,529
Operating income	63,443	59,476	26,314	60,108	42,580	17,300
Net income	63,529	59,213	26,366	59,768	42,580	17,359
(1) For the three months ended March 31, 2021, the Company only had equity interest in Permian Highway Pipeline LLC.

10. EQUITY AND WARRANTS
Redeemable Noncontrolling Interest — Common Unit Limited Partners
On February 22, 2022, the Company consummated the previously announced business combination transactions contemplated by the Contribution Agreement, dated as of October 21, 2021. Pursuant to the Contribution Agreement, in connection with the Closing, (i) Contributor contributed all of the equity interests of the Contributed Entities to the Partnership; and (ii) in exchange for such contribution, the Partnership issued 50,000,000 common units representing limited partner interests in the Partnership and the Company issued 50,000,000 shares of the Company’s Class C common stock, par value $0.0001 per share, to Contributor. Please refer to the “Transaction” discussed above.
The redemption option of the Common Unit is not legally detachable or separately exercisable from the instrument and is non-transferable, and the Common Unit is redeemable at the option of the holder. Therefore, the Common Unit is accounted for as redeemable noncontrolling interest and classified as temporary equity on the Company’s Condensed Consolidated Balance Sheet. During the three months ended March 31, 2022, 2,740,000 common units were redeemed on a one-for-one basis for shares of Class A Common Stock and a corresponding number of shares of Class C Common Stock were cancelled. There were 47,260,000 Common Units and an equal number of Class C Common Stock issued and outstanding as of March 31, 2022. The Common Units fair value was approximately $3.19 billion as of March 31, 2022.

Redeemable Noncontrolling Interest — Preferred Unit Limited Partners
Upon Closing, the Company assumed certain Preferred Units that were issued and outstanding on acquisition date. The Preferred Units will be exchangeable for shares of the Company’s Class A Common Stock at the option of the Preferred Unit holders upon the occurrence of specified events, unless otherwise redeemed by the Company. Refer to Note 11—Series A Cumulative Redeemable Preferred Units for further discussion.
Public Warrants
As of March 31, 2022 there were 12,577,350 Public Warrants (as defined below) outstanding. Each whole public warrant entitles the holder to purchase one twentieth of a share of Class A Common Stock at a price of $230.00 per share (the “Public Warrants”). The Public Warrants will expire on November 9, 2023 or upon redemption or liquidation. The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant with not less than 30 days’ notice provided to the Public Warrant holders. However, this redemption right can only be exercised if the reported last sale price of the Class A Common Stock equals or exceeds $360.00 per share for any 20-trading days within a 30-trading day period ending three business days prior to sending the notice of redemption to the Public Warrant holders.
Private Placement Warrants
As of March 31, 2022, there were 6,364,281 Private Placement Warrants (as defined below) outstanding, of which Apache holds 3,182,140. The private placement warrants will expire on November 9, 2023 and are identical to the Public Warrants discussed above, except (i) they will not be redeemable by the Company so long as they are held by the initial holders or their respective permitted transferees and (ii) they may be exercised by the holders on a cashless basis (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”).
The Company recorded a fair value of $0.1 million for the Public Warrants and a fair value of $0.1 million for the Private Warrants as of March 31, 2022 on the Condensed Consolidated Balance Sheet in other non-current liabilities. Refer to Note 15—Fair Value Measurement in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for additional discussion regarding valuation of the Warrants.
Dividend
On February 22, 2022, the Company entered into a Dividend and Distribution Reinvestment Agreement (the “Reinvestment Agreement”) with selected parties including Blackstone, I Squared Capital, Management and Apache (“Reinvestment Holder”). The Reinvestment Agreement obligates each Reinvestment Holder to reinvest in shares of Class A Common Stock at least 20% of all distributions on Common Units or dividends on shares of Class A Common Stock held by such Reinvestment Holder. On February 22, 2022, the Audit Committee and subsequently the Board approved that for the calendar year 2022, 100% of all distributions or dividends received by the Reinvestment Holders would be reinvested in newly issued Class A shares. On April 4, 2022, the Company filed a Registration Statement on Form S-3 related to the Reinvestment Agreement and the establishment of the Dividend and Distribution Reinvestment Plan (the “Plan”) for all other holders. Refer to Note 18—Subsequent Events in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for additional details.
On April 20, 2022, the Company’s Board of Directors (the “Board”) declared a cash dividend of $1.50 per share on the Company’s Class A Common Stock, which will be payable to stockholders on May 17, 2022. The Company, through its ownership of the general partner of the Partnership, also declared a distribution of $1.50 per Common Unit from the Partnership to the holders of Common Units. As described in these Condensed Consolidated Financial Statements, as the context requires, dividends paid to holders of Class A Common Stock and distributions paid to holders of Common Units may be referred to collectively as “dividends.” The Company anticipates 7.8 million of the Class A and Class C shares will receive a cash dividend with the balance receiving additional Class A shares under the Reinvestment Agreement (defined above).

11.    SERIES A CUMULATIVE REDEEMABLE PREFERRED UNITS
Prior to the merger close date, the Partnership had 625,000 Preferred Units issued and outstanding. Immediately prior to the Closing, on February 22, 2022, the Partnership redeemed for cash, 100,000 Preferred Units in an amount equal to approximately $120.1 million. The Company assumed the remaining 525,000 Preferred Units as well as 29,983 paid-in-kind (“PIK”) Preferred Units that were issued and outstanding at the close of the acquisition. 150,000 of these Preferred Units and a pro rata amount of the PIK units contain a mandatory redemption feature as further discussed below.
Mandatorily Redeemable Preferred Units
At the close of the Transaction, the Company effectuated the Third Amended and Restated Agreement of Limited Partnership of the Partnership (“Partnership LPA”), which among other things, provides for mandatory pro-rata redemptions by the Partnership of 50,000 Preferred Units at or prior to each of the six-, twelve- and eighteen-month anniversaries of the effectiveness of the Partnership LPA, for an aggregate of 150,000 Preferred Units over the eighteen-month period. Given this mandatory redemption feature and pursuant to ASC 480, liability classification is required for these 150,000 Preferred Units and the pro rata PIK units. The Company values the liability as of each reporting date and records the change in valuation in the “Other income (expenses)” in the Condensed Consolidated Statements of Operations.
The Partnership consummated the first of such redemptions redeeming 50,000 units along with 2,856 PIK units on March 28, 2022 for an aggregate amount equal to $60.7 million. For the remaining 100,000 Preferred Units that contain the mandatory redemption feature, the Company recorded $67.2 million and $68.9 million in current and noncurrent liabilities, respectively, as of March 31, 2022. These 100,000 Preferred Units must be redeemed in 50,000 unit increments by February 22, 2023 and August 22, 2023, respectively. The Partnership LPA also provides the Partnership with an option to redeem Preferred Units early so long as at least 25,000 Preferred Units are redeemed in each redemption, without any dollar-value threshold.
Redeemable Noncontrolling Interest Preferred Units
The remaining 375,000 Preferred Units assumed on the Closing Date do not contain a mandatory redemption feature, and are accounted for on the Company’s Condensed Consolidated Balance Sheets as a redeemable noncontrolling interest classified as temporary equity in accordance with the terms of the Preferred Units, including the redemption rights with respect thereto. The Preferred Units are exchangeable for shares of the Company’s Class A Common Stock at the option of the Preferred Unit holders upon the occurrence of specified events, unless otherwise redeemed by the Company.
The Company applies a two-step approach to measure the redeemable noncontrolling interest related to the Preferred Units, by first allocating a portion of the Company’s net income in accordance with the terms of the Partnership LPA.
After consideration of the foregoing, the Company records an additional adjustment to the carrying value of the Preferred Unit redeemable noncontrolling interest at each period end, if applicable. The amount of such adjustment is determined based upon the accreted value method to reflect the passage of time until the Preferred Units are exchangeable at the option of the holder. Pursuant to this method, the net transaction price is accreted using the effective interest method, to the Series A Redemption Price (as defined in the Partnership LPA) calculated at the seventh anniversary of the closing of the Preferred Unit Offering. The total adjustment is limited to an amount such that the carrying amount of the Preferred Unit redeemable noncontrolling interest at each period end is equal to the greater of (a) the sum of (i) the carrying amount of the Preferred Units determined in accordance with ASC 810, plus (ii) the fair value of the embedded derivative liability and (b) the accreted value of the net transaction price.

Activities related to Preferred Units for the three months ended March 31, 2022 are as follows:

	Units Outstanding	Amount (3)

	(In thousands, except for unit data)
Redeemable noncontrolling interest — Preferred Units, immediately upon Closing Date of Transaction(1)	396,417	$462,717
Distribution payable to Preferred Unit limited partners	—	(6,937)
Allocation of net income	—	4,993
Redeemable noncontrolling interest — Preferred Units, as of March 31, 2022	396,417	460,773
Embedded derivative liability(2)		91,936
		$552,709
(1)Included 21,417 PIK units on a pro rata basis.
(2)Certain redemption features embedded within the terms of the Preferred Units require bifurcation and measurement at fair value. Refer to Note 15—Fair Value Measurements for discussion of the fair value changes in the embedded derivative liability during the period.
(3)As of March 31, 2022, the Redemption Price would have been based on an 11.1% percent internal rate of return, which would equate to a redemption value of $700.0 million.

12. SHARE-BASED COMPENSATION
The Company previously issued incentive units, which included performance and service conditions, to certain employees and board members. The units consisted of Class A-1, Class A-2, and Class A-3 units. These units derived value from the Company’s certain wholly owned subsidiaries. Class A-1 and A-2 units would have vested upon either (i) the date of consummation of a change in control or (ii) the date that is 1-year following the consummation of the initial public offering (“IPO”) of the Company (or its successor) (collectively “Exit Events”). Class A-3 units would have vested upon a change in control, if the participants were employed at the time of the event, or upon termination of the participant by the Company.
Immediately upon Closing, all outstanding Class A-1 and Class A-2 units were cancelled and exchanged for 2,650,000 shares (the “Class A Shares”) of the Company’s Class A Common Stock. These Class A Shares are issued and outstanding as they were distributed pro rata to all holders of Class A-1 and Class A-2 units by the Common Unit limited partners from the 50,000,000 common units they received upon the Closing. Before distributing these Common Units, the Common Unit limited partners redeemed them for Class A Common Stock. The Class A Shares are held in escrow and will vest over three to four years. Similarly, the Class A-3 units were exchanged for approximately 163,000 Class C Common Stock and Common Units (the “Class C Shares”) and will vest over four years. The Company also issued approximately 38,000 replacement restricted share awards (“Replacement Awards”) to new employees that transitioned from ALTM as part of the merger. These changes for all three share types established a new measurement date. The Class A Shares, Class C Shares and Replacement Awards were valued based on the Company’s publicly quoted price on the measurement date, which was the Closing Date of the Transaction. With respect to these shares, the Company recorded compensation expenses of $6.1 million for the three months ended March 31, 2022, based on a straight line amortization of the associated awards’ fair value over the respective vesting life of the shares. With respect to the incentive units, no compensation expenses were recorded for the three months ended March 31, 2021, as the incentive units were considered non-vested prior to their cancellation and exchange for Class A or Class C Common Stock.

13. INCOME TAXES
The Company is subject to U.S. federal income tax and the Texas margin tax. The Company’s income tax provision for the three months ended March 31, 2022 consists of following:

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Current tax expense:
Federal	$—	$—
State and local	—	—
Total current tax expense	—	—
Deferred tax expense:
Federal	—	—
State and Local	676	—
Total deferred tax expense	676	—
Total income tax expense	$676	$—
The Company records income taxes using an estimated annual effective tax rate and recognizes specific events discretely as they occur. The following table presents reconciliation of the U.S. statutory income tax rate to the estimated annual effective tax rate:

Three Months Ended
March 31, 2022
U.S. statutory rate(1)	21.0%
Tax attributable to Noncontrolling interest - Common Units limited partners	(11.6)%
Tax attributable to Noncontrolling interest - Preferred Units limited partners	(5.1)%
State tax rate	3.1%
Other	0.2%
Valuation allowance	(4.5)%
Effective rate	3.1%
(1) Prior to the Closing on February 22, 2022, the Company was organized as limited partnership and was not subject to the U.S. federal income tax for the three months ended March 31, 2021.
For state purposes, the Company records deferred tax assets and liabilities based on the differences between the carrying value and tax basis of assets and liabilities recorded on the consolidated balance sheets. The deferred tax liabilities recorded as of March 31, 2022 and December 31, 2021 relate to these differences.
For federal purposes, the Company has a deferred tax asset related to our investment in the Partnership and net operating losses. The Company recorded a full allowance valuation on its deferred tax assets, as it has determined that more-likely-than-not that the benefit of the deferred tax assets will not be realized.
Upon Closing, the Company assumed certain uncertain tax positions from ALTM. The Company accounts for income taxes in accordance with ASC 740—Income Taxes, which prescribes a minimum recognition threshold a tax position must meet before being recognized in the financial statements. Tax positions generally refer to a position taken in a previously filed income tax return or expected to be included in a tax return to be filed in the future that is reflected in the measurement of current and deferred income tax assets and liabilities. Reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

(In thousands)	Amount
Balance as of January 1, 2022	$—
Increase related to ALTM acquisition	5,238
Reduction related to current year activities	(228)
Balance as of March 31, 2022	$5,010

14.    NET INCOME PER SHARE
The computation of basic and diluted net income (loss) per share for the periods presented in the Condensed Consolidated Financial Statements is shown in the table below.

	Three Months Ended March 31,
	2022			2021

	Income	Weighted-average shares	Per Share	Income	Weighted-average shares	Per Share

	(In thousands, except per share data)
Basic:
Net income attributable to Class A common shareholders	$3,865	18,696	$0.21	$—	—	$—

Effect of dilutive securities:
Replacement Awards	—	17	—	—	—	—

Diluted(1)(2):
Net income attributable to Class A common shareholders	$3,865	18,713	$0.21	$—	—	$—
(1)The effect of an assumed exchange of the outstanding Preferred Units and outstanding public and private warrants for shares of Class A Common Stock would have been anti-dilutive for all periods presented in which the Preferred Units and public and private warrants were outstanding.
(2)The effect of an assumed exchange of outstanding Common Units (and the cancellation of a corresponding number of shares of outstanding Class C Common Stock) would have been anti-dilutive for all periods presented in which the Common Units were outstanding.

15. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis include cash and cash equivalents, accrued receivables, accounts receivable, accounts receivable from affiliates, dividends and distributions payable, interest rate and commodity swap derivatives, and Company’s private and public warrants and an embedded derivative liability related to the issuance of Preferred Units.
Topic 820 establishes a framework for measuring fair value in U.S. GAAP, clarifies the definition of fair value within that framework, and requires disclosures about the use of fair value measurements. Topic 820 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Topic 820 provides a framework for measuring fair value, establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and requires consideration of the counterparty’s creditworthiness when valuing certain assets.
Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets (Level 1 inputs). The three levels of the fair value hierarchy under Topic 820 are described below:
Level 1 inputs: Unadjusted, quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2 inputs: Inputs, other than quoted prices in active markets, that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
Level 3 inputs: Prices or valuations that require unobservable inputs that are both significant to the fair value measurement and unobservable. Valuation under Level 3 generally involves a significant degree of judgment from management.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or inventory parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity.
The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Level 1	Level 2	Level 3	Total

	(In thousands)
Interest rate derivatives	$—	$9,655	$—	$9,655
Total assets	—	9,655	—	9,655

Mandatorily redeemable Preferred Units	—	—	136,070	136,070
Embedded derivative	—	—	91,936	91,936
Public warrants	126	—	—	126
Private warrants	—	—	95	95
Interest rate derivatives	—	7	—	7
Total liabilities	$126	$7	$228,101	$228,234

	December 31, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Commodity swaps	$—	$205	$—	$205
Interest rate derivatives	—	2,662	—	2,662
Total liabilities	$—	$2,867	$—	$2,867
The Company is exposed to certain risks arising from both its business operations and economic conditions, and the Company enters into certain derivative contracts to manage the exposures. Refer to Note 16—Derivatives and Hedging Activities in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for further discussion related to commodity swaps and interest rate derivatives.
The Company bifurcated and recognized the embedded derivative associated with the Preferred Units related to the exchange option provided to the Preferred Unit holders under the terms of the Amended LPA. The valuation of the embedded derivative, (using an income approach), was based on expected future interest rates using the Black-Karasinski model, the Company’s imputed interest rate ranged from 7.32% to 11.58%, interest rate volatility of 39.79%, the expected timing of periodic cash distributions, the estimated timing for the potential exercise of the exchange option of 4.2 years and anticipated dividend yields of the Preferred Units. The Company recorded an unrealized loss of $2.9 million for the three months ended March 31, 2022, which was recorded as an “Unrealized loss on embedded derivative” in the Condensed Consolidated Statement of Operations. The Company has classified these recurring fair value measurements as Level 3 in the fair value hierarchy.
The carrying value of the Company’s Public Warrants are recorded at fair value based on quoted market prices, a Level 1 fair value measurement. The carrying value of the Company’s Private Placement Warrants are recorded at fair value determined using an option pricing model, a Level 3 fair value measurement, which is calculated based on key assumptions related to expected volatility of the Company’s common stock, an expected dividend yield, the remaining term of the warrants outstanding and the risk-free rate based on the U.S. Treasury yield curve in effect at the time of the valuation. These assumptions are estimated utilizing historical trends of the Company’s common stock, Public Warrants and other factors. The Company has recorded a liability of $0.2 million as of March 31, 2022. There was no change in fair value of the warrants since closing of the Transaction through reporting date.

The carrying amounts reported on the Condensed Consolidated Balance Sheet for the Company’s remaining financial assets and liabilities approximate fair value due to their short-term nature. The carrying amount of the revolving credit facility approximates fair value because the interest rate is variable and reflective of market rates. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three months ended March 31, 2022.

16.    DERIVATIVES AND HEDGING ACTIVITIES
The Company is exposed to certain risks arising from both its business operations and economic conditions, and it enters into certain derivative contracts to manage exposure to these risks. The Company did not elect to apply hedge accounting to these derivative contracts and recorded fair value of the derivatives on the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021.
Interest Rate Risk
The Company manages market risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and by using derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with high credit-rating counterparties.
The Company’s objectives in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract.
In September of 2019, BCP PHP entered into two interest rate swaps on 75.0% of the outstanding $513.0 million term loan. These instruments were effective September 30, 2019 and have a mandatory termination date on November 19, 2024. The notional amounts of these swaps float monthly such that 75.0% of the total outstanding term loan is covered by the notional of the two swaps over the life of the associated term facility. These swaps result in fixed LIBOR rates ranging from 1.76% to 1.78% for the respective notional amounts of our debt for the LIBOR component of our interest rate and are paid in monthly installments.
The fair value or settlement value of the consolidated interest rate swaps outstanding are presented on a gross basis on the Condensed Consolidated Balance Sheets. Interest rate swap derivative liabilities were $7 thousand and $2.7 million as of March 31, 2022 and December 31, 2021, respectively. Interest rate swap derivative assets were $9.7 million as of March 31, 2022. BCP PHP recorded cash settlements on interest rate swap derivatives of $0.9 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively, in the “Interest Expense” of the Condensed Consolidated Statements of Operations. In addition, BCP PHP recorded unrealized gain of $11.6 million and unrealized loss of $10.6 million for the change in fair value of the interest rate swap derivatives for the three months ended March 31, 2022 and 2021, respectively, in the “Interest Expense” of the Condensed Consolidated Statements of Operations.
Commodity Price Risk
Similarly, in 2020 and 2021 the Company entered into WTI crude hedges at a specific notional that provides for a fixed price for crude in the Permian Basin.
All of the Company’s commodity swaps had reached maturity as of December 31, 2021. The fair value or settlement value of the swaps outstanding are presented on a gross basis on the Condensed Consolidated Balance Sheet. Commodity swap derivative liability was nil and $0.2 million as of March 31, 2022 and December 31, 2021, respectively.

17.    SEGMENTS
Our two operating segments represent the Company’s segments for which discrete financial information is available and is utilized on a regular basis by our chief operating decision maker (“CODM”) to make key operating decisions, assess performance and allocate resources. Our Chief Executive Officer is the CODM. These segments are strategic business units with differing products and services. No operating segments have been aggregated to form the reportable segments. Therefore, our two operating segments represent our reportable segments. The activities of each of our reportable segments from which the Company earns revenues and incurs expenses are described below:

•Midstream Logistics: The Midstream Logistics segment operates under three streams, 1) gas gathering and processing, 2) crude oil gathering, stabilization and storage services, and 3) water gathering and disposal.

•Pipeline Transportation: The Pipeline Transportation segment consists of equity investment interests in four Permian Basin pipelines that access to various points along the Texas Gulf Coast, and our Delaware Link Pipeline that is under construction. The current operating pipelines transport crude oil, natural gas and NGLs to the Texas Gulf Coast.
Upon Closing, our CODM reviewed the Company and ALTM’s reporting segment activities. The Company then renamed its Gathering and Processing segment to Midstream Logistics and its Transmission segment to Pipeline Transportation. These name changes were made to better align segment activities with the name of respective segment. There was no change in segment composition or structure for the three months ended March 31, 2022.
The following tables present the operating results and other key financial measures for the individual operating segment as of and for the three months ended March 31, 2022 and 2021:

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated(2)

For the three months ended 3/31/2022	(In thousands)
Segment net income (loss) including noncontrolling interests	$9,185	$29,136	$(16,932)	$21,389
Add back:
Interest expense (income)	26,642	(1,614)	1,617	26,645
(Gain) on redemption of mandatorily redeemable Preferred units	—	—	(4,493)	(4,493)
Income tax expense (benefit)	457	(39)	258	676
Depreciation and amortization	60,893	130	—	61,023
Contract assets amortization	448	—	—	448
Proportionate EMI EBITDA	—	40,741	—	40,741
Share-based compensation	—	—	6,132	6,132
Loss on disposal of assets	110	—	—	110
Loss on debt extinguishment	129	—	—	129
Unrealized loss on derivatives	—	—	2,886	2,886
Integration costs	4,104	—	2,047	6,151
Acquisition transaction costs	4	—	5,672	5,676
Other one-time costs or amortization	918	—	277	1,195
Deduct:
Equity (income) from unconsolidated affiliates	—	27,917	—	27,917
Segment adjusted EBITDA	$102,890	$40,437	$(2,536)	$140,791

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated (2)

For the three months ended 3/31/2021	(In thousands)
Segment net income (loss) including noncontrolling interests	$8,194	$12,429	$(2,487)	$18,136
Add back:
Interest expense (income)	27,694	(2,145)	—	25,549
Depreciation and amortization	55,842	129	—	55,971
Contract assets amortization	448	—	—	448
Proportionate EMI EBITDA	—	16,256	—	16,256
Loss on disposal of assets	32	—	—	32
Gain on debt extinguishment	(239)	—	—	(239)
Derivatives loss due to Winter Storm Uri	13,456	—	—	13,456
Other one-time costs or amortization	389	8	(69)	328
Deduct:
Interest and other income	16	—	—	16
Equity (income) from unconsolidated affiliates	—	11,355	—	11,355
Segment adjusted EBITDA	$105,800	$15,322	$(2,556)	$118,566
(1) Corporate and Other represents those results that: (i) are not specifically attributable to a reportable segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items.
(2) Results do not include legacy ALTM prior to February 22, 2022. Refer to the Form 10-Q basis of presentation in Note 1—Description of the Organization and Summary of Significant Accounting Policies, for further information on the Company’s basis of presentation.
The following tables present the revenue for individual operating segment for the three months ended March 31, 2022 and 2021:

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated

For the three months ended 3/31/2022	(In thousands)
Revenue	$255,373	$—	$—	$255,373
Other revenue	1,874	2	—	$1,876
Total segment operating revenue	$257,247	$2	$—	$257,249

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated

For the three months ended 3/31/2021	(In thousands)
Revenue	$147,655	$—	$—	$147,655
Other revenue	446	2	—	$448
Total segment operating revenue	$148,101	$2	$—	$148,103
(1) Corporate and Other represents those results that: (i) are not specifically attributable to a reportable segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items.
The following table present total assets for individual operation segment as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021

	(In thousands)
Midstream Logistics	$3,624,556	$2,916,774
Pipeline Transportation	2,383,390	635,784
Segment total assets	6,007,946	3,552,558
Corporate and other	5,711	648
Total assets	$6,013,657	$3,553,206

18.    SUBSEQUENT EVENTS
On April 4, 2022, the Company filed a registration statement on Form S-3 with the SEC to reserve 15,000,000 shares of Class A Common Stock for issuance under the Plan, refer to Note—10 Equity and Warrants for additional information.
On April 20, 2022, the Company’s Board of Directors declared a cash dividend of $1.50 per share on the Company’s Class A Common Stock which will be payable to stockholders on May 17, 2022. The Company, through its ownership of the general partner of the Partnership, declared a distribution of $1.50 per Common Unit from the Partnership to the holders of Common Units. Please refer to Note 10—Equity and Warrants for additional information.
On May 10, 2022, the Company’s Board of Directors amended the Company’s 2019 Omnibus Compensation Plan (as amended from time to time, the “2019 Plan”), in order to reflect the Company’s name change and certain other non-material updates. Under the 2019 Plan, the Company is authorized to grant equity-based awards to its employees and directors. The foregoing description of the 2019 Plan is qualified in its entirety by reference to the 2019 Plan, a copy of which is attached as Exhibit 10.5 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses the results of our operations for the three month period ended March 31, 2022, as compared to our results of operations for the three month period ended March 31, 2021. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods. The previously announced merger of ALTM and BCP and their respective consolidated subsidiaries closed on February 22, 2022. As the Transaction was determined to be a reverse merger, BCP was considered the accounting acquirer and ALTM was considered the legal acquirer. Therefore, BCP’s net assets, carrying at historical value, were presented as the predecessor to the Company’s historical financial statements and the comparable period presented herein reflects the results of operations of BCP for the three months ended March 31, 2021. The results of operations of ALTM is reflected within the Company’s Condensed Consolidated Financial Statements from the Closing Date through March 31, 2022.
Unless otherwise noted or the context requires otherwise, references herein to Kinetik Holdings Inc.,“the Company”, “us”, “our”, “we” or similar terms, with respect to time periods prior to February 22, 2022 include BCP and its consolidated subsidiaries and do not include ALTM and its consolidated subsidiaries, while references herein to Kinetik Holdings Inc. with respect to time periods from and after February 22, 2022 include ALTM and its consolidated subsidiaries.
The Transaction
On February 22, 2022, the Company consummated the previously announced business combination transactions contemplated by the Contribution Agreement, dated as of October 21, 2021, by and among the Company, the Partnership, Contributor and BCP. Pursuant to the Contribution Agreement, in connection with the Closing, (i) Contributor contributed all of the equity interests in BCP and its consolidated subsidiaries, to the Partnership; and (ii) in exchange for such contribution, the Partnership issued 50,000,000 Common Units and the Company issued 50,000,000 shares of the Company’s Class C Common Stock to Contributor.
The Company’s stockholders immediately prior to the Closing continued to hold their shares of the Company’s Class A Common Stock. As a result of the Transaction, immediately following the Closing (i) Contributor owns approximately 75% of the issued and outstanding Common Stock, (ii) Apache Midstream owns approximately 20% of the issued and outstanding Common Stock, and (iii) the Company’s remaining stockholders own approximately 5% of the issued and outstanding Common Stock. Upon close of the Transaction, the Company’s Pipeline Transportation segment expanded to include three additional EMI pipelines and to increase its ownership interest in PHP. Further note that a secondary offering of 4 million Apache shares was closed during March of 2022, reducing Apache’s ownership to 13% as of March 31, 2022.
The Transaction also brought in additional volume capacity from ALTM for the Midstream Logistic segment, including 182 miles of in-service natural gas gathering pipelines, approximately 46 miles of residue gas pipelines with four market connections, and approximately 38 miles of NGLs pipelines. The increase volume capacity has contributed to the increase in operating revenue for the three months ended March 31, 2022 compared to the same period in 2021.
Overview
The Company, through its subsidiaries, owns gas gathering, processing, and transmission assets in the Permian Basin of West Texas and provides comprehensive gathering, transportation, compression, processing, and treating services for companies that produce NGLs, natural gas, crude, and water.
Our core capabilities serve a variety of service offerings across multiple streams, including natural gas gathering, transportation, compression, treating and processing; NGLs stabilization and transportation; produced water gathering and disposal; and crude oil gathering, stabilization, storage and transportation. We have four plant sites in operation across more than 1,300 miles of pipeline in the ground in four counties in the Southern Delaware Basin.
Our Operations
Upon Closing, the Company evaluated the Company and ALTM’s respective reporting segment activities and then renamed its Gathering and Processing segment to Midstream Logistics and renamed its Transmission segment to Pipeline Transportation. These name changes were made to better align segment activities with the name of respective segment. The Midstream Logistics segment operates under three service offerings, 1) gas gathering and processing, 2) crude oil gathering, stabilization, and storage services, and 3) water gathering and disposal. The Pipeline Transportation segment consists of four EMI pipelines in the Permian Basin with various access points to the Texas Gulf Coast and our Delaware Link Pipeline, which is currently under commercialization. The pipelines transport crude oil, natural gas, and NGLs along the Texas Gulf Coast.

Midstream Logistics
Natural Gas
The Midstream Logistics segment provides gas gathering and processing services with approximately 1,200 miles of low and high-pressure steel pipeline located throughout the Southern Delaware Basin. Gas processing assets are centralized at five processing complexes with total cryogenic processing capacity of approximately 2 billion cubic feet per day (“Bcf/d”): the East Toyah complex (460 MMcf/d), the Pecos Bend complex (540 MMcf/d), the Pecos complex (260 MMcf/d), the Sierra Grande complex (60 MMcf/d), and Diamond Cryogenic complex (600 MMcf/d). Current residue gas outlets include the El Paso Natural Gas Pipeline, Energy Transfer Comanche Trail Pipeline, ONEOK Roadrunner Pipeline, and Energy Transfer Oasis Pipeline. NGLs outlets include Energy Transfer’s Lone Star NGL Pipeline, Targa’s Grand Prix NGL Pipeline, and Enterprise’s Shin Oak NGL Pipeline.
Crude
The Midstream Logistics segment also includes crude oil gathering, stabilization, and storage services throughout the Texas Delaware Basin. Crude gathering assets are centralized at the Caprock Stampede Terminal and the Pinnacle Sierra Grande Terminal. The system includes approximately 200 miles of gathering pipeline and 90,000 barrels of crude storage. The crude facilities have connections for takeaway transportation into Plains’ 285 Central Station and State Line and Oryx’s Orla & Central Mentone facilities.
Water
In addition, this segment includes water gathering and disposal assets located in northern Reeves County, Texas which are included in the Midstream Logistics segment. The system includes approximately 70 miles of gathering pipeline and approximately 500,000 barrels per day of permitted disposal capacity at 16 active and permitted disposal wells.
Pipeline Transportation
The Pipeline Transportation segment consists of four EMI pipelines in the Permian Basin with access to various points along the Texas Gulf Coast and the Delaware Link Pipeline, which is currently under construction. EMI pipelines include the following:
•An approximate 53.3% equity interest in PHP, which is also owned and operated by Kinder Morgan. PHP transports natural gas from the Waha area in northern Pecos County, Texas to the Katy, Texas area with connections to Texas Gulf Coast and Mexico markets. PHP was placed in service January 2021, with the total capacity of 2.1 Bcf/d fully subscribed under long-term contracts.
•A 16% equity interest in the Gulf Coast Express Pipeline (“GCX”), which is owned and operated by Kinder Morgan Texas Pipeline, LLC (“Kinder Morgan”). GCX transports natural gas from the Permian Basin in West Texas to Agua Dulce near the Texas Gulf Coast. GCX was placed in service during 2019, with the total capacity of 2.0 Bcf/d fully subscribed under long-term contracts.
•A 33% equity interest in the Shin Oak NGL Pipeline (“Shin Oak”), which is owned by Breviloba, LLC, and operated by Enterprise Products Operating LLC. Shin Oak transports NGLs from the Permian Basin to Mont Belvieu, Texas. Shin Oak was placed in service during 2019, with total capacity of up to 550 MBbl/d.
•A 15% equity interest in the EPIC Crude oil pipeline (“EPIC”), which is operated by EPIC Consolidated Operations, LLC. EPIC transports crude oil from Orla, Texas in Northern Reeves County to the Port of Corpus Christi, Texas. EPIC was placed in service early 2020, with initial throughput capacity of approximately 600 MBbl/d.
Factors Affecting Our Business
The Significance of Crude Oil and Producer Volumes on Our Revenues, Cost of Sales and Gross Margin
The Company’s assets include more than 1,300 miles of NGLs, natural gas, condensate, produced water, and crude oil pipelines as well as 2 Bcf/d of natural gas processing capacity as of March 31, 2022. Most of the gas gathered and processed by the Company is associated gas included in the oil stream, making producers’ oil break-even prices the primary driver of activity. The average price of WTI crude oil was $95.01/bbl during the first quarter of 2022. If crude prices were to fall below producers’ break-even prices for a prolonged period of time, drilling activity and volumes might decline and might have a negative impact on our business. In addition, because the Company’s Pipeline Transportation segment provides NGLs transmission service through its EMI pipelines, a decrease in natural gas and NGL price will have an adverse impact on the Company’s results of operations as it may lead to lower natural gas production and thus lower volumes of NGLs transported. The average natural gas price was $4.59/MMBtu during the first quarter of 2022. For additional risk factors that affect the Company’s business, please refer to Item 1A - Risk Factors.
Recent Developments
Commodity Price Volatility
There has been, and we believe there will continue to be, volatility in commodity prices and in the relationships among NGLs, crude oil and natural gas prices. As a result of uncertainty around global commodity supply and demand, uncertainty in global economic recovery from COVID-19 pandemics and the armed conflict in Ukraine, global oil and natural gas commodity prices continue to remain volatile. The volatility and uncertainty of natural gas, crude oil and NGL prices impact drilling, completion and other investment decisions by producers and ultimately supply to our systems. Although the armed conflict in Ukraine generated commodity price upward pressure, and our operation could benefit in an environment of higher natural gas, NGLs and condensate prices, the instability of international political environment and human and economic hardship result from the conflict would have a highly uncertain impact on the U.S. economy, which in turn, might affect our business and operations adversely. The Company continues to monitor commodity price closely and may enter into commodity price hedge from time to time as necessary to mitigate the volatility risk.
Inflation
The annual rate of inflation in the United States hit 8.5% in March 2022, the highest in more than three decades, as measured by the Consumer Price Index. We expect that inflation in 2022 will modestly increase our operating costs and the overall cost of capital projects we undertake. Inflation, combined with other economic factors has caused drilling and completion costs to increase over 20% from the prior year, which affects our customers and the wells they bring on line. In addition, the Federal Reserve has tightened its monetary policy by approving a half-percentage-point interest rate hike in May 2022 to maintain the federal funds rate in a target range of 0.75% - 1.0%. Furthermore, the Chairman of the Federal Reserve signaled that the Federal Reserve would continue to take necessary action to bring inflation down and to ensure price stability, including continued rate increases. Increased interest rates will have a negative impact on the Company’s ability to meet its contractual debt obligations and to fund its operating expenses, capital expenditures, dividends and distributions.
Supply Chain Considerations
During 2021 and the first quarter of 2022 challenging supply chain issues have emerged that will continue at least through the balance of 2022. Supply chains generally are being strained given the pick up in economic activity as the global economy reemerges from the COVID-19 pandemic. The principal supply issues facing our industry for the next twelve months include: raw materials availability, finished good inventory, rising freight costs, delays due to port congestion and overall labor shortages.

All bidding will require the risk of shipping costs and delays to be factored into proposals. Trucking availability and pricing will impact North American opportunities while sea-freight costs will impact sales of North American manufactured goods being delivered internationally for the foreseeable future. The import of raw materials from China will also incur price increases. To that end, accelerating tensions between China and the U.S. could also result in further supply disruption.
Comprehensive Refinancing

During the second quarter of 2022, the Company plans to enter into transactions to comprehensively refinance our long term debt and minimize ongoing exposure to the Federal Reserve’s decision to raise interest rates to combat the impacts of inflation and the market instability caused by the Russian conflict with Ukraine.

Key Performance Metrics
Adjusted EBITDA
Adjusted EBITDA is defined as net income including noncontrolling interests adjusted for interest, taxes, depreciation and amortization, impairment charges, asset write-offs, the proportionate EBITDA from our equity method investment, equity in earnings from investments recorded using the equity method, stock-based compensation expense, extraordinary losses and unusual or non-recurring charges. Adjusted EBITDA provides a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.
We believe that Adjusted EBITDA provides a meaningful understanding of certain aspects of earnings before the impact of investing and financing charges and income taxes. Adjusted EBITDA is useful to an investor in evaluating our performance because this measure:
•Is widely used by analysts, investors and competitors to measure a company’s operating performance;
•Is a financial measurement that is used by rating agencies, lenders, and other parties to evaluate our credit worthiness; and;
•Is used by our management for various purposes, including as a measure of performance and as a basis for strategic planning and forecasting.
Adjusted EBITDA is not defined in GAAP
The GAAP measure used by the Company that is most directly comparable to Adjusted EBITDA is net income including noncontrolling interests. Adjusted EBITDA should not be considered as an alternative to the GAAP measure of net income including noncontrolling interests or any other measure of financial performance presented in accordance with GAAP. Adjusted EBITDA has important limitations as an analytical tool because it excludes some, but not all, items that affect net income including noncontrolling interests. Adjusted EBITDA should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. The Company’s definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies in the industry, thereby diminishing its utility.
Reconciliation of non-GAAP financial measure
Company management compensates for the limitations of Adjusted EBITDA as an analytical tool by reviewing the comparable GAAP measure, understanding the differences between Adjusted EBITDA as compared to net income including noncontrolling interests, and incorporating this knowledge into its decision-making processes. Management believes that investors benefit from having access to the same financial measure that the Company uses in evaluating operating results.
The following table presents a reconciliation of the GAAP financial measure of net income including noncontrolling interests to the non-GAAP financial measure of Adjusted EBITDA.

	Three Months Ended March 31,*		Variance
	2022	2021	$	%

Reconciliation of net income including noncontrolling interests to Adjusted EBITDA	(In thousands)
Net income including noncontrolling interests	$21,389	$18,136	$3,253	18%
Add back:
Interest expense	26,645	25,549	1,096	4%
Gain on redemption of mandatorily redeemable Preferred Units	(4,493)	—	(4,493)	NM
Income tax expense	676	—	676	NM
Depreciation and amortization	61,023	55,971	5,052	9%
Amortization of contract costs	448	448	—	—%
Proportionate EMI EBITDA	40,741	16,256	24,485	151%
Share-based compensation	6,132	—	6,132	NM
Loss on sale of assets	110	32	78	244%
Loss (gain) on debt extinguishment	129	(239)	368	(154)%
Unrealized loss on derivatives	2,886	—	2,886	NM
Derivative loss due to Winter Storm Uri	—	13,456	(13,456)	(100)%
Integration Costs	6,151	—	6,151	NM
Transaction Costs	5,676	—	5,676	NM
Other one-time cost or amortization	1,195	328	867	264%
Deduct:
Interest and other income	—	16	(16)	(100)%
Equity income from unconsolidated affiliates	27,917	11,355	16,562	146%
Adjusted EBITDA	$140,791	$118,566	$22,225	19%
* The results of the legacy ALTM business are not included in the Company’s consolidated financials prior to February 22, 2022. Refer to the Form 10-Q basis of presentation in Note 1—Description of the Organization and Summary of Significant Accounting Policies, for further information on the Company’s basis of presentation.
NM - not meaningful
Adjusted EBITDA increased by $22.2 million, or 19%, to $140.8 million for the three months ended March 31, 2022, compared to $118.6 million for the same period in 2021. The increase was primarily driven by an increase in net income including noncontrolling interest of $3.3 million and increases in add back related to the Company’s proportionate share of its EMI pipelines’ EBITDA, integration costs, share-based compensation, transaction costs, depreciation and amortization expense and interest expense, as a result of the Transaction closed in February 2022. The increase was partially offset by an increase in EMI pipelines income of $16.6 million, resulting from the three additional EMI pipelines entities through the Transaction, as well as a decrease in add back related to derivative loss due to Winter Storm Uri of $13.5 million as there was no add back related to extreme weather in the first quarter of 2022, nor was there elevated pricing which also resulted from Winter Storm Uri. The 2022 Adjusted EBITDA presented in the above table does not include any expected synergies including ad valorem taxes, operating expenses and corporate G&A, which will be recognized over the course of 2022.
Segment Adjusted EBITDA
Segment Adjusted EBITDA is defined as segment net earnings adjusted to exclude interest expense, income tax expense, depreciation and amortization, the proportionate effect of these same items for our equity method investments and other non-recurring items. Following table presents segment adjustment EBITDA for the three months ended March 31, 2022 and 2021. Also refer to Note 17—Segments in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for reconciliation of segment adjusted EBITDA to net income including noncontrolling interests.

	Three Months Ended March 31,*		Variance
	2022	2021	$	%

	(In thousands)
Midstream Logistics	$102,890	$105,800	$(2,910)	(3)%
Pipeline Transportation	40,437	15,322	25,115	164%
Corporate and Other(1)	(2,536)	(2,556)	20	(1)%
Total segment adjusted EBITDA	$140,791	$118,566	$22,225	19%

* The results of the legacy ALTM business are not included in the Company’s consolidated financials prior to February 22, 2022. Refer to the Form 10-Q basis of presentation in Note 1—Description of the Organization and Summary of Significant Accounting Policies, for further information on the Company’s financial statement consolidation.
(1) Corporate and Other represents those results that: (i) are not specifically attributable to a reportable segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items.
Midstream Logistics segment adjusted EBITDA decreased by $2.9 million, or 3%, to $102.9 million for the three months ended March 31, 2022, compared to $105.8 million for the same period in 2021. The decrease was primarily driven by no similar Winter Storm Uri event in the first quarter of 2022. For example, derivative loss due to Winter Storm Uri of $13.5 million was added back to segment adjusted EBITDA for first quarter of 2021, but no similar add back recorded in the first quarter of 2022. The decrease was partially offset by an increase in segment net income including noncontrolling interests of $1.0 million and increases in depreciation and amortization expense, integration cost and income tax expense add backs of $5.1 million, $4.1 million and $0.5 million, respectively, in relation to the Transaction closed in February 2022.
Pipeline Transportation segment adjusted EBITDA increased by $25.1 million, or 164%, to $40.4 million for the three months ended March 31, 2022, compared to $15.3 million for the same period in 2021. The increase was driven by investments in GCX and Shin Oak and a 100% increase in the Company’s investment in PHP, which were all acquired through the Transaction in February 2022. During the three months ended March 31, 2021, the Company only held a 26.67% interest in PHP.

Results of Operations
The following table presents the Company’s results of operations for the periods presented:

	Three Months Ended March 31,*		Variance
	2022	2021	$	%

	(In thousands)
Revenues:
Service revenue	$80,445	$67,662	$12,783	19%
Product revenue	174,928	79,993	94,935	119%
Other revenue	1,876	448	1,428	319%
Total revenues	257,249	148,103	109,146	74%
Operating costs and expenses:
Costs of sales (exclusive of depreciation and amortization)	120,275	37,005	83,270	225%
Operating expense	29,871	15,564	14,307	92%
Ad valorem taxes	4,153	2,351	1,802	77%
General and administrative	22,752	5,626	17,126	304%
Depreciation and amortization	61,023	55,971	5,052	9%
Loss on disposal of assets	110	32	78	244%
Total operating costs and expenses	238,184	116,549	121,635	104%
Operating income	19,065	31,554	(12,489)	(40)%
Other income (expense):
Interest and other income	250	537	(287)	(53)%
Gain on Preferred Units redemption	4,493	—	4,493	NM
Unrealized loss on derivatives	(2,886)	—	(2,886)	NM
Interest expense	(26,774)	(25,310)	(1,464)	6%
Equity in earnings of unconsolidated affiliate	27,917	11,355	16,562	146%
Total other income (expense), net	3,000	(13,418)	16,418	(122)%
Income before income tax	22,065	18,136	3,929	22%
Current income tax expense	676	—	676	NM
Net income including noncontrolling interests	$21,389	$18,136	$3,253	18%
* The results of the legacy ALTM business are not included in the Company’s consolidated financials prior to February 22, 2022. Refer to the Form 10-Q basis of presentation in Note 1—Description of the Organization and Summary of Significant Accounting Policies, for further information on the Company’s presentation.
NM - Not meaningful
Revenues
For the three months ended March 31, 2022, revenue increased $109.1 million, or 74%, to $257.2 million, compared to $148.1 million for the same period in 2021. The increase was primarily driven by period to period increases in gathered and processed volumes, as well as similar increases in residue, condensate and NGL volumes sold.
Service revenue
Service revenue consists of service fees paid to us by our customers for providing comprehensive gathering, treating, processing and water disposal services necessary to bring natural gas, NGLs and crude oil to market. Service revenue for the three months ended March 31, 2022, increased by $12.8 million, or 19%, to $80.4 million, compared to $67.7 million for the same period in 2021. This increase is primarily due to a period over period increase in gathered and processed gas volumes of 280.0 Mcf per day and 280.5 Mcf per day, respectively, of which 164.0 Mcf per day and 124.3 Mcf per day are a result of new operations acquired through the Transaction. Service revenues are included entirely in the Midstream Logistics segment.

Product revenue
Product revenue consists of commodity sales (including condensate, natural gas residue, and NGLs). Product revenue for the three months ended March 31, 2022, increased by $94.9 million, or 119%, to $174.9 million, compared to $80.0 million for the same period in 2021, primarily due to period over period increases in NGL and condensate prices combined with increased sales volumes of these liquids and natural gas residue. NGL prices increased $18.27 per barrel or 64% and condensate prices increased $35.18 per barrel or 95%. NGL and condensate sales volumes increased 1.8 million barrels or 27%. Similarly, natural gas residue sales volumes increased 1.8 million MMBtu or 25%. Partially offsetting these increases was a period over period decrease in natural gas prices of $0.35 per MMBtu or 7%. Product revenues are included entirely in the Midstream Logistics segment.
Operating Costs and Expenses
Costs of sales (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) primarily consists of purchases of NGLs and natural gas from our producers at contracted market prices to support product sales to other third parties. For the three months ended March 31, 2022, cost of sales increased $83.3 million, or 225%, to $120.3 million, compared to $37.0 million for the same period in 2021. The increase was primarily driven by the period to period increase in NGL prices and NGL and natural gas volumes discussed above. Cost of sales (exclusive of depreciation and amortization) are included entirely in the Midstream Logistics segment.
Operating expenses
Operating expenses increased by $14.3 million, or 92%, to 29.9 million for the three months ended March 31, 2022, compared to 15.6 million for the same period in 2021. Of the total increase, $3.5 million was driven by the new operations acquired through the Transaction. The remaining increase was primarily driven by higher period over period electricity costs of $9.4 million and merger integration costs of $1.4 million. The higher electricity costs were due to electricity credits received from one of our primary electricity providers during the month of February 2021 related to the extreme weather caused by Winter Storm Uri.
General and administrative
General and administrative (“G&A”) expense increased by $17.1 million, or 304%, to $22.8 million for the three months ended March 31, 2022, compared to $5.6 million for the same period in 2021. The increase was primarily driven by acquisition and integration costs of $10.4 million incurred in relation to the Transaction closed in February 2022 and share-based compensation recognized of $6.1 million, both of which are in connection with the Transaction and are non-recurring expenses.
Other Income (Expense)
Equity in earnings of unconsolidated affiliate
Income from EMI pipelines increased by $16.6 million, or 146% to $27.9 million for the three months ended March 31, 2022, compared to $11.4 million for the same period in 2021. The increase was primarily due to acquisition of new EMI pipelines and additional equity interest in the Company’s existing EMI pipeline, PHP, through the Transaction closed in February 2022 and due to higher earnings.

Capital Resources and Liquidity
The Company’s primary use of capital since inception has been for the initial construction of gathering and processing assets, as well as the acquisition of the EMI pipelines and associated subsequent construction costs. For 2022, the Company’s primary capital spending requirements are anticipated to be related to integration of the Alpine High gathering system with the legacy BCP system, certain integration related synergies including the relocation of compression units and treating assets to the legacy BCP processing plants, the Company’s contractual debt obligation, the Company’s payment of quarterly cash dividend on its Class A Common Stock and Common Units as may be declared by its Board of Directors and cash payment upon redemption of remaining mandatorily redeemable Preferred Units.

During the three months ended March 31, 2022, the Company’s primary sources of cash were distributions from the EMI pipelines, borrowings under the revolving credit facility, and cash generated from operations. Based on the Company’s current financial plan and related assumptions including the Reinvestment Agreement, the Company believes that cash from operations, a reduced capital program for its midstream infrastructure, and distributions from the EMI pipelines will generate cash flows in excess of capital expenditures and the amount required to fund the Company’s planned quarterly dividend and redemption of mandatorily redeemable Preferred Units during 2022.
Given recent crude oil price volatility and uncertain economic activity resulting from inflation, increased interest rates, the armed conflict in Ukraine and related governmental actions, the Company continues to monitor expected natural gas throughput volumes and capacity utilization of the EMI pipelines.
Capital Requirements and Expenditures
Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational regulations. During the three months ended March 31, 2022 and 2021, capital spending for midstream infrastructure assets totaled $29.2 million and $19.8 million, respectively. Management believes its existing gathering, processing, and transmission infrastructure capacity is capable of fulfilling its midstream contracts to service its customers. During the three months ended March 31, 2022, the Company made no cash contributions to its EMI pipelines compared to $20.5 million contributed to an EMI pipeline in the same period of 2021.
The Company anticipates its existing capital resources will be sufficient to fund the future capital expenditures for EMI pipelines and the Company’s existing infrastructure assets. For further information on EMIs, refer to Note 9—Equity Method Investments in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q.
Cash Flows
The following tables present cash flows from operating, investing, and financing activities during the periods presented:

	For the Three Months Ended March 31,
	2022	2021

	(In thousands)
Cash provided by operating activities	$98,393	$41,594
Cash used in investing activities	$(19,392)	$(41,057)
Cash (used in) provided by financing activities	$(80,084)	$10,795
Operating Activities. Net cash provided by operating activities increased by $56.8 million for the three months ended March 31, 2022 compared with the same period in 2021. The change in the operating cash flows reflected an increase in net income including noncontrolling interests of $3.3 million, an increase of adjustments related to non-cash items of $12.4 million and an increase in cash provided by changes in working capital of $41.1 million. Period over period increase in cash provided by operating activities was primarily driven by new operation acquired through the Transaction.
Investing Activities. Net cash used in investing activities decreased by $21.7 million for the three months ended March 31, 2022 compared with the same period in 2021 as the Company did not make any contribution to the EMI pipelines during first quarter of 2022. The decrease was also driven by the cash inflow of $13.4 million acquired through the acquisition closed in February 2022. The decrease was partially offset by an increase in cash outflows of $9.5 million for higher capital expenditures on gathering, processing and transmission systems expansion.
Financing Activities. Net cash used in financing activities increased by $90.9 million for the three months ended March 31, 2022 compared with the same period in 2021. The change was primarily due to redemption of mandatorily redeemable Preferred Units of $60.7 million, an increase of $13.9 million in principal payments on long-term debt and a reduction in equity contribution received of $14.9 million.

Dividend and Distribution Reinvestment Agreement
On February 22, 2022, the Company entered into a Dividend and Distribution Reinvestment Agreement (the “Reinvestment Agreement”) with the Partnership, APA Corporation, Apache Midstream, Buzzard Midstream LLC, a Delaware limited liability company and controlled affiliate of ISQ Global Infrastructure Fund II L.P., BCP Raptor Aggregator, LP, a Delaware limited partnership and controlled affiliate of Blackstone Capital Partners VII L.P. and Blackstone Energy Partners II L.P., BC Permian Pipeline Aggregator LP, BX Permian Pipeline Aggregator LP, a Delaware limited partnership and controlled affiliate of Blackstone Capital Partners VII L.P. and Blackstone Energy Partners II L.P., Contributor, and certain other individuals associated with Contributor (collectively, the “Reinvestment Holders”).
The Reinvestment Agreement obligates each Reinvestment Holder to reinvest in shares of Class A Common Stock at least 20% of all distributions on Common Units or dividends on shares of Class A Common Stock held by such Reinvestment Holder immediately after the Closing, including shares of Class A Common Stock received at a later date in exchange for Common Units held immediately after Closing. The Reinvestment Agreement provides the audit committee of the Board with the authority to at any time increase the percentage of the mandatory dividend reinvestment to up to 100% of such distributions or dividends or decrease such percentage to not less than 20%. The mandatory obligations of each Reinvestment Holder will continue from Closing until the earliest of (i) March 31, 2024, (ii) the date dividends and distributions are paid by the Company and the Partnership, respectively, in respect of the quarter ending December 31, 2023, and (iii) such other date determined by the audit committee of the Board. All shares of Class A Common Stock issued pursuant to the Reinvestment Agreement will be issued at a 3% discount to the volume-weighted average price of the Class A Common Stock for the five trading days immediately preceding, but excluding, the dividend or distribution payment date.
The Reinvestment Agreement also provides an obligation for the Company to establish a dividend reinvestment plan that provides all other holders of Class A Common Stock the optional right to reinvest all or part of any dividends on shares of Class A Common Stock held by such holder on substantially the same terms as the Reinvestment Holders. On April 4, 2022, the Company filed a Registration Statement on Form S-3 related to the Reinvestment Agreement and the establishment of the Plan for all other holders.
On Feb 22, 2022, the audit committee recommended to the Board of the Company and the Board approved that the dividends to be paid on shares held by the Reinvestment Holders will be paid in newly issued Class A shares for each quarterly dividend for the calendar year 2022.
The foregoing description of the Reinvestment Agreement is a summary only and is qualified in its entirety by reference to the Reinvestment Agreement, a copy of which is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Class A Common Stock Dividend
On April 19, 2022, the Company’s Board of Directors declared a cash dividend of $1.50 per share on the Company’s Class A Common Stock which will be payable to stockholders on May 17, 2022. Please refer to Note 10—Equity and Warrants for additional information.
Common Units Distribution
Pursuant to the Contribution Agreement, in connection with the Closing, (i) Contributor contributed all of the equity interests of the Contributed Entities to the Partnership; and (ii) in exchange for such contribution, the Partnership issued 50,000,000 common units representing limited partner interests in the Partnership and the Company issued 50,000,000 shares of the Company’s Class C common stock, par value $0.0001 per share, to Contributor. For further information on the Preferred Units, refer to Note 10—Equity and Warrants in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q.
In the first quarter of 2022, the Company, through its ownership of the general partner of the Partnership, declared a distribution of $1.50 per Common Unit from the Partnership to the holders of Common Units. Please refer to Note 10—Equity and Warrants for additional information.
Series A Cumulative Redeemable Preferred Units
The Partnership issued Preferred Units on June 12, 2019. Because the Transaction was accounted for as a reverse merger, certain Preferred Units that were issued and outstanding were assumed at Closing for accounting purposes. The Preferred Units are exchangeable for shares of the Company’s Class A Common Stock at the option of the Preferred Unit holders upon the occurrence of specified events, unless otherwise redeemed by the Company.

The Preferred Units entitle the holders to receive quarterly distributions at a rate of seven percent per annum, commencing with the quarter ended June 30, 2019. The rate increases to 10 percent per annum upon the occurrence of specified events.
On the Closing Date of the Transaction, the Company effectuated the Third Amended and Restated Agreement of Limited Partnership of the Partnership (“Partnership LPA”), which among other things, provides for mandatory redemptions by the Partnership of 50,000 Preferred Units at or prior to each of the six-, twelve- and eighteen-month anniversaries of the effectiveness from the Partnership LPA, for an aggregate of 150,000 Preferred Units over such eighteen-month period.
The Company intends to redeem the Preferred Units by year end 2022. For further information on the Preferred Units, refer to Note 11—Series A Cumulative Redeemable Preferred Units in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q.
Liquidity
The following table presents a summary of the Company’s key financial indicators at the dates presented:

	March 31,	December 31,
	2022	2021

	(In thousands)
Cash and cash equivalents	$17,646	$18,729
Total debt	$2,948,349	$2,307,702
Available committed borrowing capacity	$269,000	$133,000
Cash and cash equivalents
As of March 31, 2022 and December 31, 2021, the Company had $17.6 million and $18.7 million, respectively, in cash and cash equivalents. The majority of the cash is invested in highly liquid, investment-grade instruments with maturities of three months or less at the time of purchase.
Total Debt and Available credit facilities
There is no assurance that the financial condition of banks with lending commitments to Company will not deteriorate. The Company closely monitors the ratings of the banks in the Company’s bank group. Having a large bank group allows the Company to mitigate the potential impact of any bank’s failure to honor its lending commitment.

Contractual Obligations
Long-term debt obligation and related interest payments. We have contractual obligations for principal and interest payments on our term loans. See Note 6—Debt and Financing Costs in the Notes our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Under certain of our transportation services agreements with third party pipelines to transport natural gas and NGLs with current contract terms from 2021 to 2031, if we fail to ship a minimum throughput volume during any year, then we will pay a deficiency payment for transportation based on the volume shortfall up to the MVC amount. The Company has made no historical shortfall payments through March 31, 2022.

Off-Balance Sheet Arrangements
Other than the arrangements described in Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on February 28, 2022, the Company has not entered into any transactions, agreements, or other contractual arrangements with unconsolidated entities that are reasonably likely to materially affect the Company’s liquidity or capital resource positions.

Critical Accounting Policies
The Company’s significant accounting policies (refer to Summary of Significant Accounting Policies in Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on February 28, 2022) are fundamental to understanding our results of operations and financial condition. Some accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments and may require significant judgments in applying complex accounting principles to individual transactions, where actual results could differ materially from the Company’s estimates. The Company has procedures and processes in place to facilitate making these judgments. In addition, certain accounting policies are more likely than others to have a critical effect on the Company’s Condensed Consolidated Financial Statements, and may apply to areas of relatively greater business importance. The following accounting policies are critical to the Company’s Condensed Consolidated Financial Statements:
•Revenue recognition,
•Use of estimates,
•Business combination,
•Fair value measurement, and
•Impairment of long-lived assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosure About Market Risk
The Company is exposed to various market risks, including the effects of adverse changes in commodity prices and credit risk as described below. The Company continually monitors its market risk exposure, including the impact and developments related to the armed conflict in Ukraine, increase in interest rate and inflation trend, which introduced significant volatility and uncertainties in the financial markets during 2022.
Commodity Price Risk
The results of the Company’s operations may be affected by the market prices of oil and natural gas. A portion of the Company’s revenue is directly tied to local natural gas, NGLs and condensate prices in the Permian Basin. Fluctuations in commodity prices also impact operating cost elements both directly and indirectly. For example, commodity prices directly impact costs such as power and fuel, which are expenses that increase or decrease in line with changes in commodity prices. Commodity prices also affect industry activity and demand, thus indirectly impacting the cost of items such as labor and equipment rentals. Management regularly reviews the Company’s potential exposure to commodity price risk, and may periodically enter into financial or physical arrangements intended to mitigate potential volatility. Refer to Note 16—Derivative and Hedging Activities in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for additional discussion regarding our hedging strategies and objectives.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2022, the Company had interest bearing debt, net of deferred financing costs, with principal amount of $2.95 billion. The interest rate for the facility is variable, which exposes the Company to the risk of increased interest expense in the event of increases to short-term interest rates. Accordingly, results of operations, cash flows, financial condition, and the ability to make cash distributions could be adversely affected by significant increases in interest rates. If interest rates increase by 1.0%, the Company’s consolidated interest expense would have increased by approximately $6.5 million for the quarter ended March 31, 2022. The Company may periodically enter into interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. Refer to Note 16—Derivative and Hedging Activities in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for additional discussion regarding our hedging strategies and objectives.
Credit Risk
The Company is subject to credit risk resulting from nonpayment or nonperformance by, or the insolvency or liquidation of third-party customers. Any increase in the nonpayment and nonperformance by, or the insolvency or liquidation of, the Company’s customers could adversely affect the Company’s results of operations.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of March 31, 2022, pursuant to Rule 13a-15(b) of the Exchange Act, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting and Administrative Operating Officer, who serves as the principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Accounting and Administrative Operating Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.
The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting and Administrative Operating Officer, as appropriate, to allow timely decisions regarding required disclosure.
Change in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2022, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For further information regarding legal proceedings, refer to Note 8—Commitments and Contingencies in the Notes to Our Condensed Consolidated Financial Statements in this Form 10-Q.
ITEM 1A. RISK FACTORS
Risks Related to Our Business
The Company’s operating assets are currently located exclusively in the Permian Basin in Texas, making it vulnerable to risks associated with operating in a single geographic area.
The Company’s wholly-owned midstream assets are currently located exclusively in the Delaware Basin in Texas which is part of the broader Permian Basin. As a result of this concentration, the Company will be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, obtaining rights of way, market limitations, water shortages or restrictions, drought related conditions, or other weather-related conditions or interruption of the processing or transportation of crude oil, natural gas, and water. If any of these factors were to impact the Permian Basin more than other producing regions, the Company’s business, financial condition, and results of operations could be adversely affected relative to other midstream companies that have a more geographically diversified asset portfolio.

Because of the natural decline in hydrocarbon production from existing wells, the Company’s success depends, in part, on its ability to maintain or increase hydrocarbon throughput volumes on its midstream systems, which depends on its customers’ levels of development and completion activity on its dedicated acreage.

The level of crude oil and natural gas volumes handled by the Company’s midstream systems depends on the level of production from crude oil and natural gas wells dedicated to its midstream systems, which may be less than expected and which will naturally decline over time. To maintain or increase throughput levels on its midstream systems, the Company must obtain production from wells completed by customers on acreage dedicated to its midstream systems or execute agreements with other third parties in its areas of operation.

The Company has no control over producers’ levels of development and completion activity in its areas of operation, the amount of reserves associated with wells connected to its systems, or the rate at which production from a well declines. In addition, the Company has no control over producers or their exploration and development decisions, which may be affected by, among other things:
•the availability and cost of capital;
•prevailing and projected crude oil, natural gas, and NGL prices;
•demand for crude oil, natural gas, and NGLs;
•political and economic conditions and events in foreign oil, natural gas and NGL producing countries, including embargoes, continued hostilities in the Middle East and other sustained military campaigns, the armed conflict in Ukraine and associated economic sanctions on Russia;
•increase in interest rate and inflation trend;
•levels of reserves;
•geologic considerations;
•changes in the strategic importance customers assign to development in the Delaware Basin as opposed to other potential future operations they may acquire, which could adversely affect the financial and operational resources such customers are willing to devote to development of their acreage in the Permian Basin;
•increased levels of taxation related to the exploration and production of crude oil, natural gas, and NGLs in its areas of operation;
•environmental or other governmental regulations, including the availability of permits, the regulation of hydraulic fracturing, and a governmental determination that multiple facilities are to be treated as a single source for air permitting purposes; and
•the costs of producing and ability to produce crude oil, natural gas, and NGLs and the availability and costs of drilling rigs and other equipment.

Due to these and other factors, even if reserves are known to exist in areas served by the Company’s midstream assets, producers may choose not to develop those reserves. If producers choose not to develop their reserves or they choose to slow their development rate in the Company’s areas of operation, utilization of its midstream systems will be below anticipated levels. Reductions in development activity, coupled with the natural decline in production from its current dedicated acreage, would result in the Company’s inability to maintain the then-current levels of utilization of its midstream assets, which could materially adversely affect its business, financial condition, results of operations, and cash flow.

Dedicated acreage may be lost as a result of title defects in the properties in which the Company’s customers invest.

It is the practice of certain of the Company’s customers in acquiring oil and natural gas leases or interests not to incur the expense of retaining lawyers to examine the title to the mineral interests. Rather, certain customers rely on the judgement of oil and gas lease brokers or landmen who perform the fieldwork in examining records in the appropriate governmental office before attempting to acquire a lease in a specific mineral interest. The existence of a material title deficiency can render a lease worthless. If any of the Company’s customers fail to cure any title defects, such customers may be delayed or prevented from utilizing the associated mineral interest which could result in a decrease in the volumes on the Company’s systems and an associated decrease in its revenues.

We own interests in certain pipeline projects and other joint ventures, and we may in the future enter into additional joint ventures, and our control of such entities is limited by provisions of the limited partnership and limited liability company agreements of such entities and by our percentage ownership in such entities.

We have ownership interests in several joint ventures, including the PHP, GCX, Breviloba and EPIC joint ventures, and we may enter into other joint venture arrangements in the future. While we own equity interests and have certain voting rights with respect to our joint ventures, we do not act as operator of or control our joint ventures, each of which is operated by another joint venture partner. We have limited ability to influence the business decisions of these entities, and it may therefore be difficult or impossible for us to cause the joint venture to take actions that we believe would be in our or the relevant joint venture’s best interests. Moreover, joint venture arrangements involve various risks and uncertainties, such as committing us to fund operating and/or capital expenditures, the timing and amount of which we may not control, and which could adversely affect our cash flow.
We also will likely be unable to control the amount of cash we will receive from the operation of these entities, which could further adversely affect our cash flow. Joint venture arrangements may also restrict our operational and organizational flexibility and our ability to manage risk, which could have a material and adverse effect on our business, cash flow and results of operations.

If the third-party pipelines interconnected, or at some future point expected to be interconnected, to the Company’s pipelines become unavailable to transport or store crude oil, NGLs or natural gas, the Company’s revenue and available cash could be adversely affected.

The Company depends upon third-party downstream pipelines and associated operations to provide delivery options from its processing system. Because the Company does not control these pipelines and associated operations, their continuing operation is not within its control. If any pipeline were to become unavailable for current or future volumes due to repairs, damage to the facility, lack of capacity, shut in by regulators, failure to meet quality requirements or any other reason, the Company’s ability to operate efficiently and continue shipping crude oil, natural gas and refined products to major demand centers could be restricted, thereby reducing revenue. Any temporary or permanent interruption at these pipelines could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flow.

The Company cannot predict the pace at which its customers will develop their dedicated acreage or the areas they will decide to develop.

Our acreage dedications cover midstream services in a number of areas that are in varying stages of development. The pace of customers development of these areas and the number of wells that it will ultimately develop in each area is uncertain. Certain of the Company’s customers own acreage in areas that are not dedicated to the Company. We cannot predict which of these areas these customers will determine to develop and at what time. Our customers may decide to explore and develop areas in which we have a smaller operating interest in the midstream assets that service that area, or where the acreage is not dedicated to us, rather than areas in which we have a larger operating interest in the midstream assets that service that area. These customers’ decisions to develop acreage that is not dedicated to the Company may adversely affect its business, financial condition, results of operations, and cash flow.

The Company’s customers may suspend, reduce, or terminate their obligations under the Company’s commercial agreements with them in certain circumstances, which could have a material adverse effect on the Company’s financial condition, results of operations, and cash flow.

The Company has entered into gas gathering, compression and processing agreements, crude oil gathering agreements, and produced water gathering and disposal agreements with its customers, which include provisions that permit the customer to suspend, reduce, or terminate its obligations under each agreement if certain events occur. These events include non-performance by the Company and force majeure events which are out of the Company’s control. The customers have the discretion to make such decisions notwithstanding the fact that they may significantly and adversely affect the Company. Any such reduction, suspension, or termination of these customers’ obligations under their commercial agreements would have a material adverse effect on the Company’s financial condition, results of operations and cash flow.

Increased competition from other companies that provide midstream services, or from alternative fuel sources, could have a negative impact on the demand for the Company’s services, which could adversely affect its financial results.

The Company’s systems will compete for third party customers primarily with other crude oil and natural gas gathering systems and produced water service providers. Some of its competitors may now, or in the future, have access to greater supplies of crude oil, natural gas and produced water than the Company does. Some of these competitors may expand or construct gathering systems that would create additional competition for the services the Company would provide to third party customers. In addition, potential third party customers may develop their own gathering systems instead of using the Company’s systems.

Further, hydrocarbon fuels compete with other forms of energy available to end-users, including renewable electricity and coal. Increased demand for such other forms of energy at the expense of hydrocarbons could lead to a reduction in demand for the Company’s services.

All of these competitive pressures could make it more difficult for the Company to attract new customers as it seeks to expand its business, which could have a material adverse effect on its business, financial condition, and results of operations. In addition, competition could intensify the negative impact of factors that decrease demand for crude oil, natural gas, and produced water services in the markets served by its systems, such as adverse economic conditions, weather, higher fuel costs, and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or reduce demand for its services.

The Company’s exposure to commodity price risk may change over time and the Company cannot guarantee the terms of any existing or future agreements for its midstream services with its customers.

The Company currently generates revenues pursuant to a variety of different contractual arrangements, including fee-based agreements based on volumetric fees, percent-of-proceeds arrangements based on a percent of the proceeds from the sale of gathering and processing outputs on behalf of a producer and percent-of-products arrangements in which the Company is assigned a portion of the natural gas it gathers and processes as partial compensation. Consequently, the Company’s existing operations and cash flow have limited direct exposure to commodity price risk. However, the Company’s customers are exposed to commodity price risk, and extended reduction in commodity prices could reduce the production volumes available for the Company’s midstream services in the future below expected levels. In addition, in the past, excess capacity has created a highly competitive environment that has decreased commodity price differentials between the Permian Basin and end markets, which has reduced the demand for the Company's services resulting in decreases in volumes transported and lower rates the Company is able to charge to its customers. Although the Company intends to maintain these pricing terms on both new contracts and existing contracts for which prices have not yet been set, its efforts to negotiate such terms may not be successful, which could have a materially adverse effect on its business.

The Company’s business involves many hazards and operational risks, some of which may not be fully covered by insurance. The occurrence of a significant accident or other event that is not fully insured could curtail its operations and have a material adverse effect on its cash flow.

The Company’s operations are subject to all of the hazards inherent in the gathering of crude oil, natural gas, and produced water, including:

•damage to pipelines, compressor stations, centralized gathering facilities, pump stations, storage terminals, related equipment, and surrounding properties caused by design, installation, construction materials, or operational flaws, natural disasters, acts of terrorism, or acts of third parties;
•leaks of crude oil, natural gas, or NGLs or losses of crude oil, natural gas, or NGLs as a result of the malfunction of, or other disruptions associated with, equipment, facilities or pipelines;
•fires, ruptures, and explosions; and
•other hazards that could also result in personal injury and loss of life, pollution, and suspension of operations.

The Company may elect not to obtain insurance for any or all of these risks if it believes that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flow.

A shortage of equipment and skilled labor could reduce equipment availability and labor productivity and increase labor and equipment costs, which could have a material adverse effect on the Company’s business and results of operations.

The Company’s gathering and other midstream services require special equipment and laborers who are skilled in multiple disciplines, such as equipment operators, mechanics, and engineers, among others. If the Company experiences shortages of necessary equipment or skilled labor in the future, its labor and equipment costs and overall productivity could be materially and adversely affected. If the Company’s equipment or labor prices increase or if the Company experiences materially increased health and benefit costs for employees, its business and results of operations could be materially and adversely affected.

The loss of key personnel could adversely affect the Company’s ability to operate.

The Company relies heavily on its management team. The Company does not maintain, nor does it plan to obtain, any insurance against the loss of any of these individuals. The loss of the services of any key individuals who represent the Company’s senior management or any other critical personnel could have a material adverse effect on its business, financial condition, results of operations, and cash flow.

A terrorist attack, cyber-attack, or armed conflict could harm the Company’s business.

Terrorist activities, cyber-attacks, anti-terrorist efforts, and other armed conflicts involving the United States or other countries may adversely affect the United States and global economies and could prevent the Company from meeting its financial and other obligations. For example, on February 24, 2022, Russia launched a large-scale invasion of Ukraine. As a result, the United States, the United Kingdom, the member states of the European Union and other public and private actors have levied severe sanctions on Russia. The geopolitical and macroeconomic consequences of this invasion and associated sanctions cannot be predicted, and such events, or any further hostilities in Ukraine or elsewhere, could severely impact the world economy. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for crude oil and natural gas, potentially putting downward pressure on demand for the Company’s services and causing a reduction in its revenues. Crude oil and natural gas related facilities could be direct targets of terrorist attacks, and the Company’s operations could be adversely impacted if infrastructure integral to its operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

A cyber incident could result in information theft, data corruption, operational disruption, and/or financial loss.

The oil and gas industry has become increasingly dependent on digital technologies to conduct day-to-day operations including certain midstream activities. For example, software programs are used to manage gathering and transportation systems and for compliance reporting. The use of mobile communication devices has increased rapidly. Industrial control systems such as SCADA (supervisory control and data acquisition) now control large scale processes that can include multiple sites and long distances, such as crude oil and natural gas pipelines.

The Company depends on digital technology, including information systems and related infrastructure as well as cloud applications and services, to process and record financial and operating data and to communicate with its employees and business service providers. The Company’s business service providers, including vendors and financial institutions, are also dependent on digital technology. The technologies needed to conduct midstream activities make certain information the target of theft or misappropriation.

The Company’s technologies, systems, networks, and those of its business partners may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of proprietary and other information, or other disruption of its business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period.

A cyber incident involving the Company’s information systems and related infrastructure, or that of its business service providers, could disrupt its business plans and negatively impact its operations in the following ways, among others:

•a cyber-attack on a vendor or other service provider could result in supply chain disruptions, which could delay or halt development of additional infrastructure, effectively delaying the start of cash flow from the project;
•a cyber-attack on downstream pipelines could prevent the Company from delivering product at the tailgate of its facilities, resulting in a loss of revenues;
•a cyber-attack on a communications network or power grid could cause operational disruption resulting in loss of revenues;
•a deliberate corruption of its financial or operational data could result in events of non-compliance which could lead to regulatory fines or penalties; and

•business interruptions could result in expensive remediation efforts, distraction of management, damage to its reputation, or a negative impact on cash flow.

The Company’s implementation of various controls and processes, including globally incorporating a risk-based cyber security framework, to monitor and mitigate security threats and to increase security for its information, facilities, and infrastructure is costly and labor intensive. Moreover, there can be no assurance that such measures will be sufficient to prevent security breaches from occurring. As cyber threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities. Any such breakdowns or breaches, or resulting access, disclosure, or other loss of information, could significantly disrupt the Company’s business and result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and damage to its reputation, any of which could have a material adverse effect on its business, financial position, results of operations, or cash flows.

The COVID-19 pandemic has and may continue to adversely impact the Company’s business, financial condition, and results of operations, the global economy, and the demand for and prices of oil, natural gas, and NGLs. The situation makes it impossible for the Company to identify all potential risks related to the pandemic or estimate the ultimate adverse impact that the pandemic may have on its business.

The COVID-19 pandemic and the actions taken by third parties, including, but not limited to, governmental authorities, businesses, and consumers, in response to the pandemic have adversely impacted the global economy and created significant volatility in the global financial markets and the demand for and the prices of oil, natural gas and NGLs.

The Company’s operations rely on its workforce being able to access its various facilities. If a significant portion of its workforce cannot effectively perform their responsibilities, whether resulting from a lack of physical or virtual access, quarantines, illnesses, governmental actions or restrictions, information technology or telecommunication failures, or other restrictions or adverse impacts resulting from the pandemic, the Company’s business, financial condition, cash flows, and results of operations may be materially adversely affected. The unprecedented nature of the current situation resulting from the COVID-19 pandemic makes it impossible for the Company to identify all potential risks related to the pandemic or estimate the ultimate adverse impact that the pandemic may have on its business, financial condition, cash flows, or results of operations. The COVID-19 pandemic and its unprecedented consequences have amplified, and may continue to amplify, the other risks identified in this Quarterly Report on Form 10-Q.

Environmental and Regulatory Risk Factors Related to the Company

The Company’s construction of new midstream assets may be subject to new or additional regulatory, environmental, political, contractual, legal, and economic risks, which could adversely affect its cash flow, results of operations, and financial condition.

The construction of additions or modifications to the Company’s existing systems and the expansion into new production areas to service its customers involve numerous regulatory, environmental, political, and legal uncertainties beyond the Company’s control and may require the expenditure of significant amounts of capital, and the Company may not be able to construct in certain locations due to setback requirements or expand certain facilities that are deemed to be part of a single source. Regulations clarifying how crude oil and natural gas production facility emissions must be aggregated under the federal Clean Air Act permitting program were finalized in June 2016. This action clarified certain permitting requirements, yet could still impact permitting and compliance costs. As the Company builds infrastructure to meet its customers’ needs, it may not be able to complete such projects on schedule, at the budgeted cost, or at all.

The Company’s revenues may not increase immediately (or at all) upon the expenditure of funds on a particular project. For instance, if the Company builds additional gathering assets, the construction may occur over an extended period of time and it may not receive any material increases in revenues until the project is completed or at all. The Company may construct facilities to capture anticipated future production growth from its customers in an area where such growth does not materialize. As a result, new midstream assets may not be able to attract enough throughput to achieve its expected investment return, which could adversely affect its business, financial condition, results of operations, and cash flow.

The construction of additions to the Company’s existing assets may require it to obtain new rights-of-way, surface use agreements, or other real estate agreements prior to constructing new pipelines or facilities. The Company may be unable to timely obtain such rights-of-way to connect new crude oil, natural gas, and water sources to its existing infrastructure or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for the Company to obtain new rights-of-way or to expand or renew existing rights-of-way, leases, or other agreements, and its fees may only be increased above the annual year-over-year increase by mutual agreement between the Company and its customers. If the cost of renewing or obtaining new agreements increases, the Company’s cash flow could be adversely affected.

The Company is subject to regulation by multiple governmental agencies, which could adversely impact its business, results of operations, and financial condition.

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

Rate regulation, challenges by shippers to the rates we charge on our pipelines, or changes in the jurisdictional characterization of some of the Company’s assets by federal, state, or local regulatory agencies or a change in policy by those agencies may result in increased regulation of its assets, which may cause its operating expenses to increase, limit the rates it charges for certain services and decrease the amount of cash flow.

Natural gas and crude oil gathering may receive greater regulatory scrutiny at the state level; therefore, the Company’s natural gas and crude oil gathering operations could be adversely affected should they become subject to the application of state regulation of rates and services. The Company’s gathering operations could also be subject to safety and operational regulations relating to the design, construction, testing, operation, replacement, and maintenance of gathering facilities. The Company cannot predict what effect, if any, such changes might have on its operations, but it could be required to incur additional capital expenditures and increased operating costs depending on future legislative and regulatory changes.

Federal and state legislative and regulatory initiatives relating to pipeline safety, which are often subject to change, may result in more stringent regulations or enforcement and could subject the Company to increased operational costs, increased capital costs, and potential operational delays.

Some of the Company’s pipelines are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) pursuant to the Natural Gas Pipeline Safety Act of 1968 (“NGPSA”), with respect to natural gas, and the Hazardous Liquids Pipeline Safety Act of 1979 (“HLPSA”), with respect to crude oil and NGLs. Both the NGPSA and the HLPSA were amended by the Pipeline Safety Act of 1992, the Accountable Pipeline Safety and Partnership Act of 1996, the Pipeline Safety Improvement Act of 2002 (“PSIA”), as reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, and the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011. The NGPSA and HLPSA regulate safety requirements in the design, construction, operation, and maintenance of natural gas, crude oil, and NGL pipeline facilities, while the PSIA establishes mandatory inspections for all U.S. crude oil, NGL, and natural gas transmission pipelines in high-consequence areas (“HCAs”).

PHMSA has developed regulations that require pipeline operators to implement integrity management programs, including more frequent inspections and other measures to ensure pipeline safety in HCAs. The regulations require operators, including the Company, to:

•perform ongoing assessments of pipeline integrity;
•identify and characterize applicable threats to pipeline segments that could impact an HCA;
•improve data collection, integration, and analysis;
•repair and remediate pipelines as necessary; and
•implement preventive and mitigating actions.

PHMSA may revise these standards from time-to-time. For example, in October 2019, PHMSA published three final rules that create or expand reporting, inspection, maintenance, and other pipeline safety obligations. PHMSA is also working on two additional rules related to gas pipeline safety that are expected to modify pipeline repair criteria and extend regulatory safety requirements to certain gathering lines in rural areas. Additional future regulatory action expanding PHMSA’s jurisdiction and imposing stricter integrity management requirements is possible. For instance, following the passage of Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2020, operators of jurisdictional pipelines were required to update their inspection and maintenance plans to identify procedures to prevent and mitigate both vented and fugitive pipeline methane emission by the end of 2021. Separately, the U.S. Congress reauthorized PHMSA through 2023 as part of the Consolidated Appropriations Act of 2021 and directed the agency to move forward with several regulatory actions. These include, but are not limited to, the issuance of final regulations to require operators of non-rural gas gathering lines and new and existing transmission and distribution pipeline facilities to conduct leak detection and repair programs and to require facility inspection and maintenance plans to align with those regulations. In November 2021, PHMSA released a final rule that expands the definition of regulated gathering pipelines and imposes safety measures on certain previously unrelated gathering pipelines. The final rule also imposes reporting requirements on all gathering pipelines, and specifically requires operators to report safety information to PHMSA The adoption of laws or regulations that apply more comprehensive or stringent safety standards could require the Company to install new or modified safety controls, pursue new capital projects, or conduct maintenance programs on an accelerated basis, all of which could require the Company to incur increasing operating costs that may be significant.

Further, should the Company fail to comply with PHMSA or comparable state regulations, it could be subject to substantial fines and penalties.

Increased regulation of hydraulic fracturing could result in reductions or delays in crude oil and natural gas production by the Company’s customers, which could reduce the throughput on its gathering and other midstream systems, which could adversely impact its revenues.

The Company does not conduct hydraulic fracturing operations, but substantially all of the crude oil and natural gas production of its customers is developed from unconventional sources that require hydraulic fracturing as part of the completion process. Hydraulic fracturing is a well stimulation process that utilizes large volumes of water and sand combined with fracturing chemical additives that are pumped at high pressure to crack open previously impenetrable rock to release hydrocarbons. There has been increasing public controversy regarding hydraulic fracturing with regard to the use of fracturing fluids, induced seismic activity, impacts on drinking water supplies, use of water, and the potential for impacts to surface water, groundwater, and the environment generally.

Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies. Some states and local governments, including those in which the Company operates, have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure or well construction requirements on hydraulic fracturing operations. In addition, several states and local governments have banned or significantly restricted hydraulic fracturing and, over the past several years, federal agencies such as the U.S. Environmental Protection Agency (“EPA”) have sought to assert jurisdiction over the process. While the EPA has previously sought to relax environmental regulation and reduce enforcement efforts, including with respect to energy developed from unconventional sources, environmental groups and states have filed lawsuits challenging the EPA’s recent actions. The Company cannot predict the results of these or future lawsuits, or how such lawsuits will affect the regulation of hydraulic fracturing operations. Certain environmental groups have also suggested that additional laws at the federal, state, and local levels of government may be needed to more closely and uniformly regulate the hydraulic fracturing process. The Company cannot predict whether any such legislation will be enacted and if so, what its provisions would be. While the Company does not currently service production from federal lands, government actions to cease or delay new oil and gas leasing and drilling permits or hydraulic fracturing on federal lands, could impact the oil and gas industry and the Company's future potential growth in such areas. Additional levels of regulation and permits required through the adoption of new laws and regulations at the federal, state or local level could lead to delays, increased operating costs, and process prohibitions that could reduce the volumes of crude oil and natural gas that move through the Company’s gathering systems and decrease demand for its water services, which in turn could materially adversely impact its revenues.

In recent history, public concern surrounding increased seismicity has heightened focus on the oil and gas industry’s use of water in operations, which may cause increased costs, regulations or environmental initiatives impacting the use or disposal of water. The adoption of federal, state and local legislation and regulations intended to address induced seismicity in the areas in which the Company operates could restrict drilling and production activities, as well as the Company's ability to dispose of produced water gathered from such activities, and could result in increased costs and additional operating restrictions or delays, that could, in turn, materially impact the Company's business and results of operations.

The Company may incur significant liability under, or costs and expenditures to comply with, health, safety, and environmental laws and regulations, which are complex and subject to frequent change.

The Company is subject to various stringent and complex federal, state, and local laws and regulations governing health and safety aspects of its operations, the discharge of materials into the environment, and the protection of the environment and natural resources (including endangered or threatened species). These laws and regulations may impose on the Company’s operations numerous requirements, including the acquisition of permits, approvals, and certificates before conducting regulated activities; restrictions on the types, quantities, and concentration of materials that may be released into the environment; the application of specific health and safety criteria to protect the public or workers; and the responsibility for cleaning up pollution resulting from operations. Moreover, many of the permits required for the construction and operation of the Company’s assets may be subject to challenge by third parties, resulting in project delays or the imposition of stringent environmental controls as a precondition to issuing such permits. The Company may incur substantial costs in order to maintain compliance with these existing laws and regulations and the permits and other approvals thereunder. Additionally, the Company’s costs of compliance may increase or operational delays may occur if existing laws and regulations are revised or reinterpreted, or if new laws and regulations apply to its operations. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued thereunder, oftentimes requiring difficult and costly response actions. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil, and criminal penalties; the imposition of investigatory, remedial, or corrective action obligations; the incurrence of capital expenditures, the occurrence of delays in the permitting, development, or expansion of projects, and enjoining some or all of the Company’s future operations in a particular area. Compliance with more stringent standards and other environmental regulations could prohibit the Company’s ability to obtain permits for operations or require it to install additional equipment, the costs of which could be significant.

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly requirements could require the Company to make significant expenditures to attain and maintain compliance or may otherwise have a material adverse effect on its operations, competitive position, or financial condition.

Public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stringent environmental legislation and regulations applied to the oil and natural gas industry could continue, resulting in increased costs of doing business and, consequently, affecting profitability. Additionally, fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and natural gas, and technological advances in fuel economy and energy generation devices, could all reduce demand for oil and natural gas and consequently reduce demand for the midstream services the Company provides. The impact of this changing demand may have a material and adverse effect on the Company’s business, operations, and cash flows.

Climate change laws and regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the crude oil and natural gas the Company gathers, while potential physical effects of climate change could disrupt the Company’s operations and cause it to incur significant costs in preparing for or responding to those effects.

Climate change continues to attract considerable public and scientific attention. There is a broad consensus of scientific opinion that human-caused emissions of GHGs are linked to climate change. Climate change and the costs that may be associated with its impacts and the regulation of GHGs have the potential to materially affect the Company’s business in many ways, to include negatively impacting the costs the Company incurs in providing its products and the demand for and consumption of its products.

The EPA adopted regulations requiring the reporting of GHG emissions from specific categories of higher GHG emitting sources in the United States, including certain oil and natural gas facilities, which include certain of the Company’s operations. Information in such reporting may form the basis for further GHG regulation. The EPA has also continued with its comprehensive strategy for further reducing methane and volatile organic compound (“VOC”) emissions from oil and gas operations, with a final rule issued in May 2016 that established specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. Additionally, the regulations placed new requirements to detect and repair VOC and methane leaks at certain well sites and compressor stations. However, in September 2020, the EPA finalized a rule removing transportation and storage activities from the purview of the rules, thereby rescinding the VOC and methane emissions limits applicable to such activities. On January 20, 2021, the President signed an executive order calling for the suspension, revision, or rescission of the September 2020 rule, and the reinstatement or issuance of methane emissions standards for new, modified, and existing oil and gas facilities, including transmission and storage facilities. In April 2021, the U.S. Senate approved a resolution under the Congressional Review Act to repeal the September 2020 revisions, which was approved by the U.S. House of Representatives and signed into law by the President in June 2021. The passage of the resolution effectively vacated the September 2020 rule and reinstated the prior standards under the May 2016 rule. In November 2021, as required by the President’s executive order, the EPA proposed new regulations to establish comprehensive standards of performance and emission guidelines for methane and VOC emissions from new and existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments. The EPA plans to issue a supplemental proposal enhancing the proposed rulemaking in 2022 that will contain proposed rule text, which was not included in the November 2021 proposed rule, and anticipates a final rule by the end of 2022. Compliance with these and other emissions rules could adversely affect the Company’s operations and restrict or delay its ability to obtain applicable permits, approvals, or certificates for new or modified facilities.

Climate change remains a priority for the current administration, which could lead to additional regulations or restrictions on oil and gas development. In February 2021, the administration recommitted the United States to the Paris Agreement, a framework for parties to the agreement to cooperate and report actions to reduce GHG emissions. The Paris Agreement calls for parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The current administration, in April 2021, announced a target for the United States to achieve a 50% – 52% reduction from 2005 levels in economy-wide net GHG pollution in 2030. This target builds upon the President’s goals to create a carbon pollution-free power sector by 2035 and a net zero emissions economy by 2050. In November 2021, the international community gathered again in Glasgow at the 26th Conference to the Parties on the UN Framework Convention on Climate Change (“COP26”), during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide GHGs. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. Meeting these goals may require further regulations that could adversely impact the Company’s operations and financial performance or otherwise reduce demand for the products it stores, processes, and transports.

The adoption of legislation or regulatory programs to reduce emissions of GHGs could require the Company to incur increased operating costs, such as costs to purchase and operate emissions and vapor control systems or to comply with new regulatory or reporting requirements. If the Company is unable to recover or pass through a significant level of its costs related to complying with climate change regulatory requirements imposed on it, it could have a material adverse effect on the Company’s results of operations and financial condition. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the natural gas the Company stores, processes, and transports. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on the Company’s business, financial condition, and results of operations. Moreover, incentives to conserve energy or use alternative energy sources as a means of addressing climate change could reduce demand for the Company’s products.

In addition, parties concerned about the potential effects of climate change have directed their attention at sources of funding for energy companies, which has resulted in certain financial institutions, funds, and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Financial institutions may adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. For example, in late 2020, the Federal Reserve recently announced that it has joined the Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Subsequently, in November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. While the Company cannot predict what policies may result from this, a material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, which could result in decreased demand for the Company’s midstream services. Additionally, the Securities and Exchange Commission announced its intention to promulgate rules requiring climate disclosures. Although the form and substance of these requirements is not yet known, this may result in additional costs to comply with any such disclosure requirements.

Finally, it should be noted that there are increasing risks to the Company’s operations resulting from the potential physical impacts of climate change, such as drought, wildfires, damage to infrastructure and resources from flooding, storms, and other natural disasters, and other physical disruptions. One or more of these developments could have a material and adverse effect on the Company’s business, financial condition, and results of operation.

Increasing attention to ESG matters and conservation measures may adversely impact the Company’s business.

Increasing attention to climate change, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary ESG disclosures, and consumer demand for alternative forms of energy, may result in increased costs, reduced demand for the Company’s products, reduced profits, increased investigations and litigation, and negative impacts on the Company’s access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations, and private litigation against the Company or its customers. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to the Company’s causation of or contribution to the asserted damage, or to other mitigating factors. While we may participate in various voluntary frameworks and certification programs to improve the ESG profile of our operations and services, we cannot guarantee that such participation or certification will have the intended results on our ESG profile.

Moreover, while we may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures will be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring, and reporting on many ESG matters. Additionally, while we may also announce various voluntary ESG targets, such targets are aspirational. We may not be able to meet such targets in the manner or on such a timeline as initially contemplated including, but not limited to, as a result of unforeseen or increased costs associated therewith. To the extent that we do meet such targets, it may be achieved through various contractual arrangements, including the purchase of various credits or offsets that may be deemed to mitigate our ESG impact instead of actual changes in our ESG performance. Also, despite these goals, we may receive pressure from investors, lenders, or other groups to adopt more aggressive climate or other ESG-related goals, but we cannot guarantee that we will be able to implement such goals because of potential costs or technical or operational obstacles.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward the Company, its customers, and its industry and to the diversion of investment to other industries, which could have a negative impact on business and the Company’s access to and costs of capital. Also, institutional lenders may decide not to provide funding for fossil fuel energy companies or the corresponding infrastructure projects based on climate change related concerns, which could affect the Company’s access to capital for potential growth projects.

Proposed changes to U.S. federal, state, and local tax laws, if enacted, could have a material adverse effect on our business and profitability.

Currently, the Company does not believe that it will be a federal tax payer for at least the next 5 years. However, new or amended U.S. federal, state, or local tax laws may be enacted in the future and such laws could materially impact our current or future tax planning and effective tax rates. For example, the White House and Congress have set forth proposals that would, if enacted, make significant changes to U.S. federal income tax laws applicable to domestic corporations. Such proposals include, but are not limited to, (1) an increase in the U.S. federal income tax rate applicable to corporations and (2) a minimum book income tax applicable to certain large corporations. It is uncertain whether these proposals, or similar proposals, will be enacted into law and, if enacted into law, when such laws would take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income or other tax laws could materially and adversely affect our business, cash flows, and future profitability.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, and the requirements of the Sarbanes-Oxley Act of 2002, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we will need to comply with new laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, related regulations of the SEC and the requirements of the Nasdaq Global Market. Complying with these statutes, regulations and requirements will occupy a significant amount of time of our board of directors and management and will increase the Company’s costs and expenses. We will need to:

•institute a more comprehensive compliance function;
•comply with rules promulgated by the Nasdaq Global Market;
•continue to prepare and distribute periodic public reports in compliance with its obligations under the federal securities laws;
•establish new internal policies, such as those relating to insider trading; and
•involve and retain to a greater degree outside counsel and accountants in the above activities.

Risks Related to Ownership of Our Common Stock

Entities controlled by Blackstone and I Squared Capital, and Apache Midstream own a majority of the Company’s outstanding voting shares and thus strongly influence all of the Company’s corporate actions.

As long as Blackstone, I Squared, Apache Midstream and their respective affiliates own or control a significant percentage of the Company’s outstanding voting power, they will have the ability to strongly influence all corporate actions, including stockholder approval of the election of and removal of directors. The interests of Blackstone, I Squared Capital or Apache Midstream may not align with the interests of the Company’s other stockholders.

The Company’s ability to pay dividends depends on its ability to generate sufficient cash flow, which it may not be able to accomplish.

The Company’s ability to pay dividends principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things, income from the Pipeline Transportation JVs, the volumes of natural gas and NGLs it gathers and processes, commodity prices, and other factors impacting the Company’s financial condition, some of which are beyond its control. In addition, under Delaware law, dividends on the Company’s capital stock may only be paid from “surplus,” which is the amount by which the fair value of the Company’s total assets exceeds the sum of its total liabilities, including contingent liabilities, and the amount of its capital; if there is no surplus, cash dividends on capital stock may only be paid from the Company’s net profits for the then-current and/or the preceding fiscal year.

Holders of the Partnership’s Preferred Units have rights, preferences, and privileges that are not held by, and are preferential to the rights of, holders of Common Units, and could dilute or otherwise adversely affect the holders of Common Units.

The Partnership’s Preferred Units rank senior to the Common Units in distribution and liquidation rights, and holders of Preferred Units will be entitled to receive a liquidation preference that incorporates an agreed return on the holders’ investment.
The Company depends on the Partnership for distributions, loans, and other payments to generate the funds necessary to meet the Company’s financial obligations or to pay any dividends with respect to its Class A common stock. Obligations of the Partnership in respect of the Preferred Units may restrict, reduce, or render unavailable funds that otherwise may be available to be distributed, loaned, or paid to the Company by the Partnership or loaned to, or invested in, the Partnership by third parties.

The Company’s charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by its stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers, employees, or agents.

The charter provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (Court of Chancery) will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for any derivative action or proceeding brought on the Company’s behalf; any action asserting a claim of breach of a fiduciary duty owed by any of the Company’s directors, officers, or other employees to it or its stockholders; any action asserting a claim against the Company or any of its directors, officers, or employees arising pursuant to any provision of the DGCL, the charter, or the Company’s bylaws; or any action asserting a claim against the Company or any of its directors, officers, or other employees that is governed by the internal affairs doctrine.

The above does not apply for such claims as to which the Court of Chancery determines that it does not have personal jurisdiction over an indispensable party, exclusive jurisdiction is vested in a court or forum other than the Court of Chancery, or the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of the Company’s capital stock will be deemed to have notice of, and consented to, the provisions of the Company’s charter described in the preceding sentence. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder finds favorable for disputes with the Company or its directors, officers, or other employees, which may discourage such lawsuits against the Company and such persons. Alternatively, if a court were to find these provisions of the Company’s charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, the Company may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect its business, financial condition, or results of operations.
The Company’s charter provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Accordingly, the charter provides that the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act, the Securities Act, or any other claim for which the federal courts have exclusive jurisdiction.

If the Company fails to maintain an effective system of internal controls, it may not be able to report accurately its financial results or prevent fraud. As a result, current and potential holders of the Company’s equity could lose confidence in its financial reporting, which would harm its business and cost of capital.

Effective internal controls are necessary for the Company to provide reliable financial reports, prevent fraud, and operate successfully as a public company. The Company cannot be certain that its efforts to maintain its internal controls will be successful, that it will be able to maintain adequate controls over its financial processes and reporting in the future, or that it will be able to continue to comply with its obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to maintain effective internal controls or to implement or improve the Company’s internal controls could harm its operating results or cause it to fail to meet its reporting obligations. Ineffective internal controls could also cause investors to lose confidence in the Company’s reported financial information, which would likely have a negative effect on the trading price of its equity interests.

If the performance of the Company does not meet the expectations of investors, stockholders, or financial analysts, the market price of the Company’s securities may decline.

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

Broad market and industry factors may materially harm the market price of the Company’s securities irrespective of the Company’s operating performance. The stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks and of the Company’s securities may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to the Company could depress the Company’s stock price regardless of its business, prospects, financial conditions, or results of operations.

ITEM 6. EXHIBITS

EXHIBIT NO.		DESCRIPTION
2.1***	–
Contribution Agreement, dated October 21, 2021, by and among Altus Midstream Company, Altus Midstream LP, New BCP Raptor Holdco, LLC, and BCP Raptor Holdco, LP (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 21, 2021).

3.1	–	Third Amended and Restated Certificate of Incorporation of Kinetik Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2022).
3.2	–	Amended and Restated Bylaws of Kinetik Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2022).
4.1	–
Amended and Restated Stockholders Agreement, dated October 21, 2021, by and among APA Corporation, Apache Midstream LLC, Altus Midstream Company, New BCP Raptor Holdco, LLC, Raptor Aggregator, LP, BX Permian Pipeline Aggregator, LP, Buzzard Midstream LLC, and BCP Raptor Holdco, LP. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2022).

4.2	–
Second Amended and Restated Registration Rights Agreement, dated February 22, 2022, by and among Altus Midstream Company, Apache Midstream LLC, Raptor Aggregator, LP, BX Permian Pipeline Aggregator, LP, Buzzard Midstream LLC and the other holders party thereto. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2022).

10.1	–
Third Amended and Restated Agreement of Limited Partnership of Altus Midstream LP, dated as of October 22, 2021. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2022).

10.2	–
Dividend and Distribution Reinvestment Agreement, dated February 22, 2022, by and among Altus Midstream Company, Altus Midstream LP, APA Corporation, Apache Midstream LLC, Buzzard Midstream LLC, Raptor Aggregator, LP, BX Permian Pipeline Aggregator, LP and each of the other parties set forth on the signature pages thereto. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2022).

10.3	–	Form of Indemnification Agreement. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2022).
10.4*	–	Kinetik Holdings Inc. 2019 Omnibus Compensation Plan
10.5*	–	Form of Restricted Stock Unit Agreement
10.6*	–	Form of Stock Award Grant letter
31.1*	–	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	–	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	–	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**		Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.
101*	–	The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Equity and Noncontrolling Interests and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
101.SCH*	–	Inline XBRL Taxonomy Schema Document.
101.CAL*	–	Inline XBRL Calculation Linkbase Document.
101.DEF*	–	Inline XBRL Definition Linkbase Document.
101.LAB*	–	Inline XBRL Label Linkbase Document.
101.PRE*	–	Inline XBRL Presentation Linkbase Document.
104*	–	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

KINETIK HOLDINGS INC.

Dated:	May 10, 2022	/s/ Jamie Welch
Jamie Welch
Chief Executive Officer, President, Chief Financial Officer and Director
(Principal Executive Officer)

Dated:	May 10, 2022	/s/ Steven Stellato
Steven Stellato
Executive Vice President, Chief Accounting and Chief Administrative Operating Officer
(Principal Financial Officer)