Form 10-Q
period 2022-06-30
Kinetik Holdings Inc.
filed 2022-08-09
CIK 1692787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s Class A Common Stock, par value $0.0001 per share issued and outstanding as of July 31, 2022	40,550,555
Number of shares of registrant’s Class C Common Stock, par value $0.0001 per share issued and outstanding as of July 31, 2022	94,450,000

i

GLOSSARY OF TERMS
The following are abbreviations and definitions of certain terms used in this Quarterly Report on Form 10-Q and certain terms which are commonly used in the exploration, production and midstream sectors of the oil and natural gas industry:
•ASC. Accounting Standards Codification.
•ASU. Accounting Standards Update.
•Bbl. One stock tank barrel of 42 United States (“U.S.”) gallons liquid volume used herein in reference to crude oil, condensate or NGLs.
•Bcf. One billion cubic feet
•Bcf/d. One billion cubic feet per day.
•Btu. One British thermal unit, which is the quantity of heat required to raise the temperature of a one-pound mass of water by one degree Fahrenheit.
•CODM. Chief Operating Decision Maker.
•Delaware basin. Located on the western section of the Permian Basin. The Delaware Basin covers a 6.4M acre area.
•FASB. Financial Accounting Standards Board.
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
•SEC. U.S. Securities and Exchange Commission.
•SOFR. Secured Overnight Financing Rate.
•WTI. West Texas Intermediate crude oil.
All references to the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”), and Class C common stock, par value $0.0001 per share (“Class C Common Stock”), reflect such share amounts as retrospectively restated to reflect the Company’s two-for-one stock split, which was effected via stock dividend on June 8, 2022.

FORWARD-LOOKING STATEMENTS AND RISK
This Quarterly Report on Form10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “might,” “outlook,” “possibly,” “potential,” “prospect,” “should,” “would,” or similar terminology, but the absence of these words does not mean that a statement is not forward looking. Although we believe that the expectations reflected in such forward-looking statements are reasonable under the circumstances, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, assumptions about:
•our ability to integrate operations or realize any anticipated benefits, savings or growth of the Transaction (as defined herein). See Note 2 — Business Combination in the Notes to our Condensed Consolidated Financial Statements set forth in this Form 10-Q;
•the scope, duration, and reoccurrence of any epidemics or pandemics (including, specifically, the coronavirus disease 2019 (“COVID-19”) pandemic or any related variants) and the actions taken by third parties in response to such epidemics or pandemics;
•the market prices of oil, natural gas, NGLs, and other products or services;
•pipeline and gathering system capacity and availability;
•production rates, throughput volumes, reserve levels, and development success of dedicated oil and gas fields;
•our future financial condition, results of operations, liquidity, compliance with debt covenants and competitive position;
•our future revenues, cash flows and expenses;
•our access to capital and its anticipated liquidity;
•our future business strategy and other plans and objectives for future operations;
•the amount, nature and timing of our future capital expenditures, including future development costs;
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
•the impact of federal, state, and local political, regulatory and environmental developments where we conduct our business operations;
•the occurrence of an extreme weather event such as Winter Storm Uri, terrorist attack or other event that materially impacts project construction and our operations, including cyber or other attached on electronic systems;
•our ability to successfully implement and execute our environmental, social and governance goals and initiatives and achieve the anticipated results of such initiatives;
•general economic and political conditions, including the armed conflict in Ukraine and the impact of continued inflation and associated changes in monetary policy; and

•other factors disclosed in Part II, Item 1A — Risk Factors of the Company’s Quarterly Report on Form 10-Q for the first quarter of 2022, filed on May 10, 2022.
Other factors or events that could cause the Company’s actual results to differ materially from the Company’s expectations may emerge from time to time, and it is not possible for the Company to predict all such factors or events. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, the Company disclaims any obligation to update or revise its forward-looking statements, whether based on changes in internal estimates or expectations, new information, future developments or otherwise.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,*		Six Months Ended June 30,*
	2022	2021	2022	2021

	(In thousands, except per share data)
Operating revenues:
Service revenue	$102,080	$62,242	$182,525	$129,904
Product revenue	229,651	71,099	404,579	151,092
Other revenue	3,841	2,425	5,717	2,873
Total operating revenues	335,572	135,766	592,821	283,869
Operating costs and expenses:
Costs of sales (exclusive of depreciation and amortization shown separately below)	152,714	43,503	272,989	80,508
Operating expenses	35,280	25,280	65,151	40,844
Ad valorem taxes	5,880	3,414	10,033	5,765
General and administrative expenses	25,960	5,337	48,712	10,963
Depreciation and amortization	66,581	57,166	127,604	113,137
Loss on disposal of assets	8,546	422	8,656	454
Total operating costs and expenses	294,961	135,122	533,145	251,671
Operating income	40,611	644	59,676	32,198
Other income (expense):
Interest and other income	—	26	250	563
Gain on redemption of mandatorily redeemable Preferred Units	5,087	—	9,580	—
Gain (loss) on debt extinguishment	(27,975)	60	(27,975)	60
Unrealized gain on embedded derivative	91,448	—	88,562	—
Interest expense	(25,347)	(32,607)	(52,121)	(57,917)
Equity in earnings of unconsolidated affiliates	47,786	16,511	75,703	27,866
Total other income (expense), net	90,999	(16,010)	93,999	(29,428)
Income (loss) before income taxes	131,610	(15,366)	153,675	2,770
Income tax expense	162	—	838	—
Net income (loss) including noncontrolling interest	131,448	(15,366)	152,837	2,770
Net income attributable to Preferred Unit limited partners	109,502	—	114,495	—
Net Income (loss) attributable to common shareholders	21,946	(15,366)	38,342	2,770
Net income (loss) attributable to Common Unit limited partners	15,508	(15,366)	28,039	2,770
Net income attributable to Class A Common Shareholders	$6,438	$—	$10,303	$—

Net income attributable to Class A Common Shareholders per share
Basic	$0.06	$—	$0.16	$—
Diluted	$0.06	$—	$0.16	$—
Weighted-average shares **
Basic	39,297	—	38,766	—
Diluted	39,329	—	38,796	—
* The results of the legacy ALTM business are not included in the Company’s consolidated financials prior to February 22, 2022. Refer to the Form 10-Q basis of presentation in Note 1—Description of the Organization and Summary of Significant Accounting Policies in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for further information.
** Share amounts have been retroactively restated to reflect the Company’s Stock Split (as defined in Note 10—Equity and Warrants), which was effected on June 8, 2022. Refer to Note 10 – Equity and Warrants in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for further information.
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2022	2021

	(In thousands, except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,319	$18,729
Accounts receivable, net of allowance for credit losses of $1,000 in 2022 and 2021	296,218	178,107
Prepaid and other current assets	40,226	20,683
	341,763	217,519
NONCURRENT ASSETS:
Property, plant and equipment, net	2,481,072	1,839,279
Intangible assets, net	747,721	786,049
Operating lease right-of-use assets	53,016	61,562
Deferred charges and other assets	26,384	22,320
Investment in unconsolidated affiliates	2,342,311	626,477
Goodwill	4,081	—
	5,654,585	3,335,687
Total assets	$5,996,348	$3,553,206

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,907	$12,220
Accrued expenses	245,951	135,643
Distribution payable to Preferred Unit limited partners	6,937	—
Derivative liabilities	—	2,667
Current portion of operating lease liabilities	35,327	31,776
Current portion of long-term debt, net	—	54,280
Other current liabilities	6,835	4,339
	305,957	240,925
NONCURRENT LIABILITIES:
Long-term debt, net	2,971,270	2,253,422
Contract liabilities	22,899	11,674
Operating lease liabilities	17,447	29,889
Embedded derivative liabilities	488	—
Derivative liabilities	—	200
Other liabilities	2,459	2,219
Contingent liabilities	—	839
Deferred tax liabilities	11,813	7,190
Mandatorily redeemable Preferred Units	30,717	—
	3,057,093	2,305,433
Total liabilities	3,363,050	2,546,358

COMMITMENTS AND CONTINGENCIES (Note 8)
Redeemable noncontrolling interest — Common Unit limited partners	3,251,290	1,006,838
Redeemable noncontrolling interest — Preferred Unit limited partners	563,338	—

EQUITY:
Class A Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 40,550,555 and nil shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively*	4	—
Class C Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 94,450,000 and 100,000,000 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively*	9	10
Accumulated deficit	(1,181,343)	—
	(1,181,330)	10
Total liabilities, noncontrolling interests, and equity	$5,996,348	$3,553,206

* Share amounts have been retroactively restated to reflect the Company’s Stock Split. Refer to Note 10—Equity and Warrants in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for further information.

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$152,837	$2,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	127,604	113,137
Amortization of deferred financing costs	6,538	6,637
Amortization of contract costs	896	896
Contingent liabilities remeasurement	(839)	—
Distributions from unconsolidated affiliates	117,544	27,882
Derivatives settlement	11,115	(16,297)
Derivatives fair value adjustment	(102,544)	13,409
Gain on redemption of mandatorily redeemable Preferred Units	(9,580)	—
Loss on disposal of assets	8,656	454
Equity in earnings from unconsolidated affiliates	(75,703)	(27,866)
(Gain) loss on debt extinguishment	27,975	(60)
Share-based compensation	18,304	—
Deferred income taxes	613	—
Change in operating assets and liabilities:
Accounts receivable	(100,511)	(62,213)
Other assets	(11,892)	(14,675)
Accounts payable	(3,844)	(777)
Accrued liabilities	102,094	49,570
Operating lease liabilities	(345)	1,343
Net cash provided by operating activities	268,918	94,210
CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment expenditures	(71,429)	(39,371)
Intangible assets expenditures	(8,516)	(2,682)
Investment in unconsolidated affiliates	(2,675)	(20,522)
Cash proceeds from disposals	160	58
Net cash acquired in acquisition	13,401	—
Net cash used in investing activities	(69,059)	(62,517)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	3,000,000	30,189
Principal payments on long-term debt	(2,294,130)	(50,980)
Payment on debt issuance costs	(37,042)	(3,152)
Proceeds from revolver	7,000	21,500
Payment on revolver	(716,000)	(14,500)
Redemption of mandatorily redeemable Preferred Units	(152,580)	—
Distributions paid to mandatorily redeemable Preferred Units holders	(1,850)	—
Distributions paid to redeemable noncontrolling interests Preferred Units limited partners	(6,937)	—
Cash dividends paid to Class A Common Stock shareholders	(11,239)	—
Distributions paid to Class C Common Units limited partners	(491)	(30,189)
Equity contributions	—	14,890
Net cash (used in) provided by financing activities	(213,269)	(32,242)
Net change in cash	$(13,410)	$(549)

CASH, BEGINNING OF PERIOD	$18,729	$19,591
CASH, END OF PERIOD	$5,319	$19,042
SUPPLEMENTAL SCHEDULE OF INVESTING AND FINANCING ACTIVITIES
Cash paid for interest, net of amounts capitalized	$52,982	$54,308
Property and equipment and intangible accruals in accounts payable and accrued liabilities	$20,344	$9,322
Class A Common Stock issued through dividend and distribution reinvestment plan	$87,697	$—

Fair value of ALTM assets acquired	$2,446,430	$—
Class A Common Stock issued in exchange	1,013,745	—
ALTM liabilities and mezzanine equity assumed	$1,432,685	$—
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Redeemable Noncontrolling Interest — Preferred Unit Limited Partners*	Redeemable Noncontrolling Interest — Common Unit Limited Partners	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
			Shares**	Amount	Shares**	Amount

	(In thousands)		(In thousands)
For the Quarter Ended June 30, 2021
Balance at March 31, 2021	$—	$1,044,492	—	$—	100,694	$10	$—	$—	$10
Net loss	—	(15,366)	—	—	—	—	—	—	—
Balance at June 30, 2021	$—	$1,029,126	—	$—	100,694	$10	$—	$—	$10

For the Quarter Ended June 30, 2022
Balance at March 31, 2022	$460,773	$3,185,431	37,973	$4	94,520	$9	$—	$(1,137,873)	$(1,137,860)
Distributions payable to Preferred Unit limited partners	(6,937)	—	—	—	—	—	—	—	—
Redemption of Common Units	—	(2,499)	70	—	(70)	—	2,499	—	2,499
Issuance of Class A Common Stock through dividend and distribution reinvestment plan	—	—	2,504	—	—	—	87,697	—	87,697
Share-based compensation	—	—	4	—	—	—	12,173	—	12,173
Net income	109,502	15,508	—	—	—	—	—	6,438	6,438
Change in redemption value of noncontrolling interests	—	123,741	—	—	—	—	(102,369)	(21,372)	(123,741)
Distributions paid to Common Unit limited partners	—	(70,891)	—	—	—	—	—	—	—
Cash dividends on Class A Common Stock ($0.75 per share)	—	—	—	—	—	—	—	(28,536)	(28,536)
Balance at June 30, 2022	$563,338	$3,251,290	40,551	$4	94,450	$9	$—	$(1,181,343)	$(1,181,330)
* Certain redemption features embedded within the Preferred Units require bifurcation and measurement at fair value. For further detail, refer to Note 11—Series A Cumulative Redeemable Preferred Units in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q.
** Share amounts have been retroactively restated to reflect the Company’s Stock Split. Refer to Note 10—Equity and Warrants in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for further information.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS - (Continued)
(Unaudited)

	Redeemable Noncontrolling Interest — Preferred Unit Limited Partners*	Redeemable Noncontrolling Interest — Common Unit Limited Partners	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
			Shares**	Amount	Shares**	Amount

	(In thousands)		(In thousands)
For the Six Months Ended June 30, 2021
Balance at December 31, 2020	$—	$1,041,655	—	$—	101,198	$10	$—	$—	$10
Contribution	—	14,890	—	—	492	—	—	—	—
Distribution paid to Common Unit limited partners	—	(30,189)	—	—	(996)	—	—	—	—
Net income	—	2,770	—	—	—	—	—	—	—
Balance at June 30, 2021	$—	$1,029,126	—	$—	100,694	$10	$—	$—	$10

For the Six Months Ended June 30, 2022
Balance at December 31, 2021	$—	$1,006,838	—	$—	100,000	$10	$—	$—	$10
ALTM acquisition	462,717	—	32,493	3	—	—	1,013,742	—	1,013,745
Distributions paid to Preferred Unit limited partners	(6,937)	—	—	—	—	—	—	—	—
Distributions payable to Preferred Unit limited partners	(6,937)	—	—	—	—	—	—	—	—
Redemption of Common Units	—	(172,559)	5,550	1	(5,550)	(1)	172,559	—	172,559
Issuance of common stock through dividend and distribution reinvestment plan	—	—	2,504	—	—	—	87,697	—	87,697
Share-based compensation	—	—	4	—	—	—	18,304	—	18,304
Remeasurement of contingent consideration	—	—	—	—	—	—	4,451	—	4,451
Net income	114,495	28,039	—	—	—	—	—	10,303	10,303
Change in redemption value of noncontrolling interests	—	2,459,863	—	—	—	—	(1,296,753)	(1,163,110)	(2,459,863)
Distributions paid to Common Units limited partners	—	(70,891)	—	—	—	—	—	—	—
Cash dividends on Class A Common Stock ($0.75 per share)	—	—	—	—	—	—	—	(28,536)	(28,536)
Balance at June 30, 2022	$563,338	$3,251,290	40,551	$4	94,450	$9	$—	$(1,181,343)	$(1,181,330)
* Certain redemption features embedded within the Preferred Units require bifurcation and measurement at fair value. For further detail, refer to Note 11—Series A Cumulative Redeemable Preferred Units in the Notes to the Condensed Consolidated Financial Statements.
** Share amounts have been retroactively restated to reflect the Company’s Stock Split. Refer to Note 10—Equity and Warrants in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for further information.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

KINETIK HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These condensed consolidated financial statements have been prepared by Kinetik Holdings Inc. (formerly known as Altus Midstream Company) (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). They reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods, on a basis consistent with the annual audited financial statements, with the exception of recently adopted accounting pronouncements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with Kinetik Holdings Inc.’s audited financial statements and related notes thereto for the year ended December 31, 2021 filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 5, 2022 and the Company’s Quarterly Report on Form 10-Q for the first quarter of 2022 filed on May 10, 2022. Capitalized terms used but not defined herein shall have the meaning ascribed to such terms in the audited financial statements for the year ended December 31, 2021 filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 5, 2022 and the Company’s Quarterly Report on Form 10-Q filed on May 10, 2022.

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
The Company completed a two-for-one Stock Split in the form of a stock dividend on June 8, 2022. All corresponding per-share and share amounts for periods prior to June 8, 2022 have been retroactively restated elsewhere in this Form 10-Q to reflect the two-for-one Stock Split. However, the number of Common Units and shares of Class C Common Stock described in this Form 10-Q in relation to the Transaction are presented at pre-Stock-Split amounts to be consistent with our previous public filings and the terms of the Contribution Agreement.
In connection with the Closing, the Company changed its name from “Altus Midstream Company” (“ALTM”) to “Kinetik Holdings Inc.” Unless the context otherwise requires, “ALTM” refers to the registrant prior to the Closing and “we,” “us,” “our,” and the “Company” refer to Kinetik Holdings Inc., the registrant and its subsidiaries following the Closing.
Organization
BCP was formed on April 25, 2017 as a Delaware limited partnership to acquire and develop midstream oil and gas assets. BCP’s primary operating subsidiaries are EagleClaw Midstream Ventures, LLC (“EagleClaw”) and CR Permian Holdings, LLC (“CR Permian”). Both subsidiaries were formed to design, engineer, install, own and operate facilities and provide services for produced natural gas gathering, compression, processing, treating and dehydration, and condensate separation, stabilization, and storage, crude oil gathering and storage, water gathering and disposal assets.
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
On February 22, 2022, upon the Closing, BCP and its subsidiaries became wholly owned subsidiaries of the Partnership. The Transaction was accounted for as a reverse merger pursuant to ASC 805 Business Combination (“ASC 805”). Refer to Note 2—Business Combination in the Notes to our Condensed Consolidated Financial Statements for additional details.
Nature of Operations
Through its consolidated subsidiaries, the Company provides comprehensive gathering, water disposal, transportation, compression, processing and treating services necessary to bring natural gas, NGLs and crude oil to market. Additionally, the Company owns equity interests in four separate Permian Basin pipeline entities that have access to various markets along the Texas Gulf Coast.
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
The Company completed a two-for-one Stock Split on June 8, 2022. All corresponding per-share and share amounts for periods prior to June 8, 2022 have been retroactively restated in this Form 10-Q to reflect the two-for-one Stock Split, except for the number of Common Units and shares of Class C Common Stock described above in relation to the Transaction, which are presented at pre-Stock-Split amounts. This presentation election is consistent with our previous public filings and the terms of the Contribution Agreement.
Use of Estimates
Preparation of financial statements in conformity with GAAP and disclosure of contingent assets and liabilities requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates its estimates and assumptions on a regular basis. Actual results may differ from these estimates and assumptions used in preparation of its condensed consolidated financial statements, and changes in these estimates are recorded when known. Significant items subject to such estimates and assumptions include the valuation of derivatives, tangible and intangible assets, share-based compensation, contingent liabilities, mandatorily redeemable Preferred Units (as defined below) and noncontrolling interests.

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
Redeemable Noncontrolling Interest — Common Units Limited Partners
Pursuant to the Contribution Agreement, in connection with the Closing, (i) Contributor contributed all of the equity interests of the Contributed Entities to the Partnership; and (ii) in exchange for such contribution, the Partnership issued 50,000,000 common units representing limited partner interests in the Partnership and the Company issued 50,000,000 shares of the Company’s Class C Common Stock, par value $0.0001 per share, to Contributor. Please refer to “The Transaction” above.
The Common Units are redeemable at the option of unit holders and accounted for in the Company’s Condensed Consolidated Balance Sheet as a redeemable noncontrolling interest classified as temporary equity. The Company records the redeemable noncontrolling interest at the higher of (i) its initial value plus accumulated earnings/losses associated with the noncontrolling interest or (ii) the maximum redemption value as of the balance sheet date. The redemption value was determined based on a 5-day volume weighted-average closing price of the Class A Common Stock. See discussion and additional details in Note 10—Equity and Warrants in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q.
Redeemable Noncontrolling Interest — Preferred Unit Limited Partners
The Partnership issued Series A Cumulative Redeemable Preferred Units (“Preferred Units”) on June 12, 2019. As the Transaction was accounted for as a reverse merger, the Company assumed certain Preferred Units that were issued and outstanding were assumed at Closing for accounting purposes. The Preferred Units are exchangeable for shares of the Company’s Class A Common Stock at the option of the Preferred Unit holders upon the occurrence of specified events, unless otherwise redeemed by the Company. In July 2022, the Company redeemed all outstanding redeemable noncontrolling interest Preferred Units. See Note 18—Subsequent Events in the Notes to our Condensed Consolidated Financial Statements for additional information.
The Preferred Units are accounted for on the Company’s Condensed Consolidated Balance Sheet as a redeemable noncontrolling interest classified as temporary equity based on the terms of the Preferred Units. Certain redemption features embedded within the terms of the Preferred Units require bifurcation and measurement at fair value and are accounted for on the Company’s Condensed Consolidated Balance Sheet as a long-term liability embedded derivative. See discussion and additional detail in Note 11—Series A Cumulative Redeemable Preferred Units in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q.
Equity Method Investments
The Company follows the equity method of accounting when it does not exercise control over its equity interests, but can exercise significant influence over the operating and financial policies of the entity. Under this method, the equity investments are carried originally at acquisition cost, increased by the Company’s proportionate share of the equity interest’s net income and contributions made, and decreased by the Company’s proportionate share of the equity interest’s net losses and distributions received. Please refer to Note 9—Equity Method Investments in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q, for further details of the Company’s equity method investments. Equity method investments acquired in the Transaction were recorded at fair value upon Closing. See discussion and additional detail in Note 2—Business Combination in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for purchase price allocation of the Transaction.

Inventory
Other current assets include condensate, residue gas and NGLs inventories that are valued at the lower of cost or market. At the end of each reporting period, the Partnership assesses the carrying value of inventory and makes any adjustments necessary to reduce the carrying value to the applicable net realizable value. Inventory was valued at $13.0 million and $2.1 million as of June 30, 2022 and December 31, 2021, respectively.
Impairment of Long-Lived Assets
In accordance with Financial Accounting Standards Board (“FASB”) ASC 360, Property, Plant and Equipment, long-lived assets, excluding goodwill, to be held and used by the Company are reviewed for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the assets have decreased below their carrying value. For long-lived assets to be held and used, the Company bases their evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present.
The Company’s management assesses whether there has been an impairment trigger, and if a trigger is identified, then the Company would perform an undiscounted cash flow test at the lowest level for which identifiable cash flows are independent of cash flows from other assets. If the sum of the undiscounted future net cash flows is less than the net book value of the property, an impairment loss is recognized for any excess of the property’s net book value over its estimated fair value. The Company did not recognize impairment losses for long-lived assets during the three and six months ended June 30, 2022 and 2021.
Transactions with Affiliates
The accounts receivable from or payable to affiliates represent the net result of the Company’s monthly revenue, capital and operating expenditures, and other miscellaneous transactions to be settled with Apache and its subsidiaries, who controlled the Company prior to the Transaction. Accounts receivable from affiliates was $20.2 million as of June 30, 2022. Revenue from affiliates was $30.5 million and $46.2 million for the three and six months ended June 30, 2022, respectively. Accrued expense due to affiliates was $0.2 million as of June 30, 2022, and operating expenses for the three and six months ended June 30, 2022 were immaterial.
Net Income Per Share
Basic net income per share is calculated by dividing net income attributable to Class A common shareholders by the weighted-average number of shares of Class A Common Stock outstanding during the period. Class C Common Stock is excluded from the weighted-average shares outstanding for the calculation of basic net income per share, as holders of Class C Common Stock are not entitled to any dividends or liquidating distributions. No net income per share was computed for the three and six months ended June 30, 2021, as no Class A Common Stock was outstanding with respect to BCP as the accounting acquirer as of June 30, 2021.
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
Effective January 1, 2022, the Company adopted ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 was issued to ease the potential accounting burden expected when global capital markets move away from LIBOR, the benchmark interest rate banks use to make short-term loans to each other. The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationship, and other transactions affected by reference rate reform if certain criteria are met. Interest rate applied to the Company’s new debt resulting from the comprehensive refinance is based on Secured Overnight Financing Rate (“SOFR”), which is a broad measure of the cost of borrowing cash overnight collateralized by treasury securities. Refer to Note 6—Debt and Financing Costs in the Notes to our Condensed Consolidated Financial Statements of this Form 10-Q for discussion of SOFR applicable to the Company’s debt structures.
Recent Accounting Pronouncement Not Yet Adopted
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments also require the following disclosures for equity securities subject to contractual sale restrictions: (1) The fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet; (2) The nature and remaining duration of the restriction(s); (3) The circumstances that could cause a lapse in the restriction(s). This guidance is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the effect that ASU 2022-03 will have on its Consolidated Financial Statements.
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

2.    BUSINESS COMBINATION
On February 22, 2022, the Company consummated the previously announced business combination transactions contemplated by the Contribution Agreement, dated as of October 21, 2021. Pursuant to the Contribution Agreement, in connection with the Closing, (i) Contributor contributed all of the equity interests of the Contributed Entities to the Partnership; and (ii) in exchange for such contribution, the Partnership issued 50,000,000 common units representing limited partner interests in the Partnership and the Company issued 50,000,000 shares of the Company’s Class C Common Stock, par value $0.0001 per share, to Contributor. Please refer to ““—The Transaction” discussed above.
The Transaction was accounted for as a business combination in accordance with ASC 805, which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair value. The Company also adopted ASU 2021-08, effective as of January 1, 2022, to record contract liabilities at their carrying value as of the acquisition date. Although the Company was the legal acquirer, BCP was determined to be the accounting acquirer and legal acquiree. As a result, BCP and its subsidiaries’ net assets were carried at historical value, acquired net assets were measured at fair value except contract liabilities being recorded at carrying value at the acquisition date, and results of operations of ALTM and its subsidiaries were included in the Company’s Condensed Consolidated Financial Statements from the Closing Date going forward.

The preliminary purchase price allocation is based on an assessment of the fair value of the assets acquired and liabilities assumed in the acquisition using inputs that are not observable in the market and thus level 3 inputs. The fair value of the processing plant, gathering system and related facilities and equipment are based on market and cost approaches. The goodwill of $4.1 million relates to operational synergies. The value of the Preferred Units and assumed contingent liability was determined through a probability-weighted analysis of the expected future cash flows and other applicable valuation techniques. See additional details for Preferred Units in Note 11—Series A Cumulative Redeemable Preferred Units and contingent liabilities in Note 8—Commitments and Contingencies in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q. Certain data necessary to complete the purchase price allocation is not yet available, including, but not limited to, valuation of the underlying assets of the equity method investments and liabilities assumed. However, the Company is continuing its review of these matters during the measurement period, and if new information obtained about facts and circumstances that existed at the acquisition date identifies adjustments to the liabilities initially recognized, as well as any additional liabilities that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional amounts initially recognized. The Company will finalize the purchase price allocation during the 12-month period following the acquisition date.
The following table summarizes the preliminary estimated fair value of assets acquired and liabilities assumed in the Transaction in accordance with ASC 805:

(In thousands)	Amount
Cash and cash equivalent	$13,401
Accounts receivable	1,919
Accounts receivable - affiliates	15,681
Property, plant, and equipment, net	634,923
Intangible assets, net	13,200
Investments in unconsolidated affiliates	1,755,000
Prepaid expense and other assets	8,225
Goodwill	4,081
Total assets acquired	2,446,430

Accrued expenses and other accrued liabilities	5,688
Long-term debt	657,000
Embedded derivative liabilities	89,050
Contract liabilities	9,102
Mandatory redeemable Preferred Units	200,667
Deferred tax liabilities	4,010
Contingent liabilities	4,451
Total liabilities assumed	969,968

Redeemable noncontrolling interest - Preferred Unit limited partners	462,717
Total consideration transferred	$1,013,745
The Company incurred acquisition-related costs of $0.7 million and $6.4 million for the three and six months ended June 30, 2022, respectively.
Supplemental Pro Forma Information
The unaudited supplemental pro forma financials are for informational purposes only and are not indicative of future results. The results below for the three and six months ended June 30, 2022 and 2021 combine the results of the Company and the Partnership, giving effect to the Transaction as if it had been completed on January 1, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(In thousands)	Pro forma	Pro forma	Pro forma	Pro forma
Revenues	$335,572	$171,359	$619,674	$353,608
Net income including noncontrolling interest	$132,159	$18,845	$145,627	$35,647

Given the assumed pro forma transaction date of January 1, 2021, we removed $0.7 million and $19.5 million of acquisition-related expenses for the three and six months ended June 30, 2022, respectively, and recognized $2.2 million and $31.1 million of total acquisition-related expenses for the three and six months ended June 30, 2021, respectively.
3.    REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents a disaggregation of the Company’s revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Gathering and processing services	$102,080	$62,242	$182,525	$129,904
Natural gas, NGLs and condensate sales	229,651	71,099	404,579	151,092
Other revenue	3,841	2,425	5,717	2,873
Total revenues and other	$335,572	$135,766	$592,821	$283,869
There have been no significant changes to the Company’s contracts with customers during the three and six months ended June 30, 2022. Contracts with customers acquired through the Transaction had similar structures as the Company’s existing contracts with customers. The Company recognized revenues from MVC deficiency payments of $0.3 million and nil for the three months ended June 30, 2022 and 2021, respectively, and $0.3 million and $2.5 million for the six months ended June 30, 2022 and 2021, respectively.

Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that has not yet been recognized, representing our contractually committed revenues as of June 30, 2022:

Amount
Fiscal Year	(In thousands)
Remaining of 2022	$10,633
2023	43,177
2024	40,247
2025	49,182
2026	34,631
Thereafter	191,293
$369,163
Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to customer contracts that have fixed pricing and fixed volume terms and conditions, generally including contracts with payment obligations associated with MVCs.
Contract Liabilities
The following table provides information about contract liabilities from contracts with customers as of June 30, 2022:

Amount
(In thousands)
Balance at December 31, 2021	$14,756
Reclassification of beginning contract liabilities to revenue as a result of performance obligation being satisfied	(3,224)
Cash received and not recognized as revenue	17,517
Balance at June 30, 2022	29,049
Less: Current portion	6,150
Non-current portion	$22,899

Contract liabilities relate to payments received in advance of satisfying performance obligations under a contract, which result from contribution in aid of construction payments. Current and noncurrent contract liabilities are included in “Other Current Liabilities” and “Contract Liabilities,” respectively, of the Condensed Consolidated Balance Sheets.
Contract Cost Assets
The Company has capitalized certain costs incurred to obtain a contract that would not have been incurred if the contract had not been obtained. These costs are recovered through the net cash flows of the associated contract. As of June 30, 2022 and December 31, 2021, the Company had contract acquisition cost assets of $17.5 million and $18.4 million, respectively. Current and noncurrent contract cost assets are included in “Prepaid and Other Current Assets” and “Deferred Charges and Other Assets,” respectively, of the Condensed Consolidated Balance Sheets. The Company amortizes these assets as cost of sales on a straight-line basis over the life of the associated long-term customer contract. The Company recognized cost of sales associated with these assets of $0.4 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively, and $0.9 million and $0.9 million for the six months ended June 30, 2022 and 2021, respectively.

4.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are carried at cost or fair market value at the date of acquisition less accumulated depreciation. The cost basis of constructed assets includes materials, labor, and other direct costs. Major improvements or betterment are capitalized, while repairs that do not improve the life of the respective assets are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.
Property, plant and equipment, at carrying value, is as follows:

	June 30, 2022	December 31, 2021

	(In thousands)
Gathering, processing and transmission systems and facilities	$2,788,565	$2,121,434
Vehicles	7,194	6,090
Computers and equipment	3,796	4,271
Less: accumulated depreciation	(402,994)	(337,030)
Total depreciable assets, net	2,396,561	1,794,765
Construction in progress	64,332	24,888
Land	20,179	19,626
Total property, plant and equipment, net	$2,481,072	$1,839,279
The cost of property classified as “Construction in progress” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet available to be placed into productive service as of the respective reporting date. The Company recorded $36.6 million and $26.6 million of depreciation expense for the three months ended June 30, 2022 and 2021, respectively, and $67.5 million and $52.2 million of depreciation expense for the six months ended June 30, 2022 and 2021, respectively.

5.    GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The Company closed a business combination transaction on February 22, 2022, refer to the Transaction in Note 2—Business Combination in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q. The Transaction was accounted for as a business combination pursuant to ASC 805. In connection with the Transaction, the Company recorded excess of the purchase price over net assets acquired as goodwill. The Company recorded goodwill of $4.1 million as of June 30, 2022.
Goodwill is tested at least annually as of December 31 of each year, or more frequently as events occur or circumstances change that would more-likely-than-not reduce fair value of a reporting unit below its carrying value. Company’s management assesses whether there have been events or circumstances that trigger the fair value of the reporting unit to be lower than its net carrying value since consummation of the Transaction, and concluded that goodwill was not impaired as of June 30, 2022.

Intangible Assets
Intangible assets, net are comprised of the following:

	June 30, 2022	December 31, 2021

	(In thousands)
Customer contracts	$1,136,728	$1,135,963
Right of way assets	120,401	99,345
Less accumulated amortization	(509,408)	(449,259)
Total amortizable intangible assets, net	$747,721	$786,049
The fair value of acquired customer contracts was capitalized as a result of acquiring favorable customer contracts as of the closing dates of certain past acquisitions and is being amortized using a straight-line method over the remaining term of the customer contracts, which range from one to twenty years. Right of way assets relate primarily to underground pipeline easements and have a useful life of ten years and are amortized using the straight-line method. The right of way agreements are generally for an initial term of ten years with an option to renew for an additional ten years at agreed upon renewal rates based on certain indices or up to 130% of the original consideration paid.
The Company recorded $30.0 million and $30.5 million of amortization expense for the three months ended June 30, 2022 and 2021, respectively, and $60.1 million and $60.9 million of amortization expense for the six months ended June 30, 2022 and 2021, respectively. There was no impairment recognized on intangible assets for the three and six months ended June 30, 2022 and 2021.

6.    DEBT AND FINANCING COSTS
June 2030 Senior Notes
On June 8, 2022, the Partnership completed a private placement of $1.00 billion aggregate principal amount of its 5.875% Sustainability-Linked Senior Notes due 2030 (the “Notes”), which are fully and unconditionally guaranteed by the Company.
The Notes were issued at 99.588% of their face amount and will mature on June 15, 2030. Interest accrues from June 8, 2022 and is payable semi-annually on June 15 and December 15 of each year, commencing December 15, 2022. The aggregate fees, expenses, and original issue discount paid to obtain the notes totaled $21.6 million and were capitalized as debt issuance cost and included in the Condensed Consolidated Balance Sheets as a direct deduction to the Notes as the Notes were transferred to third-party investors that pay the stated principal amount without deduction for the initial purchasers’ discount.
On or after June 15, 2027, the interest rate accruing on the Notes will be increased by an additional 0.250% per annum unless the Partnership satisfies, and an independent external verifier confirms satisfaction of the Sustainability Performance Targets (“SPT”) for the three key performance indicators outlined in the Sustainability-Linked Financing Framework published by the Company on May 16, 2022: 1) Scope 1 and Scope 2 greenhouse gas emissions intensity, 2) Scope 1 and Scope 2 methane gas emissions intensity and 3) female representation in corporate officer positions. The interest rate accruing on the Notes will be increased by an additional 0.083% per annum for each SPT which has not been satisfied and externally verified.
The Partnership may redeem some or all of the notes at any time or from time to time prior to maturity based on terms prescribed in the Notes. As of June 30, 2022, unamortized debt issuance costs associated with the Notes were $19.3 million.
Revolving Credit Facility
On June 8, 2022, the Partnership entered into a revolving credit agreement (the “Revolving Credit Agreement”) among Bank of America, N.A., as administrative agent (“Bank of America”), and the banks and other financial institutions party thereto, as lenders. The Revolving Credit Agreement provides for a $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”).
The Partnership may prepay borrowings under the Revolving Credit Facility at any time without premium or penalty (other than customary SOFR breakage costs), subject to certain notice requirements. All borrowings under the Revolving Credit Facility mature on June 8, 2027. The obligations under the Revolving Credit Agreement are fully and unconditionally guaranteed by the Company.

The Revolving Credit Agreement provides for borrowings of either, at the Partnership’s option, base rate loans or term SOFR loans. Base rate loans bear interest at a rate per annum equal to the greatest of (a) the prime rate as announced from time to time by Bank of America, (b) the greater of (i) the federal funds effective rate and (ii) the overnight bank funding rate, plus 1/2 of 1.00% and (c) the adjusted term SOFR rate for an interest period of one month plus 1.00%, plus a margin that ranges between 0.25% and 1.00%, depending on the credit rating of the Partnership. SOFR loans bear interest at a rate per annum equal to the term SOFR rate for such interest periods plus 0.10%, plus a margin that ranges between 1.25% and 2.00%, depending on the credit rating of the Partnership. In obtaining the Revolving Credit Agreement, the Partnership incurred fees and expenses totaling $7.8 million, which was capitalized and included in the Condensed Consolidated Balance Sheets as “Prepaid and other current assets” and “Deferred charges and other assets.”
In addition, the Partnership is required to pay to each lender a commitment fee on the daily unfunded amount of such lender’s revolving commitment, which accrues at a rate that ranges between 0.15% and 0.35% depending on the credit rating of the Partnership.
There were no outstanding borrowings under the Revolving Credit Facility as of June 30, 2022.
Term Loan Credit Facility
On June 8, 2022, concurrently with the closing of the Revolving Credit Facility , the Partnership entered into a term loan credit agreement (the “TLA”) among PNC Bank, National Association, as administrative agent (“PNC Bank”), and the banks and other financial institutions party thereto, as lenders. The TLA provides for a $2.00 billion senior unsecured term loan credit facility (the “Term Loan Credit Facility”). The TLA matures on June 8, 2025. The obligations under the TLA are fully and unconditionally guaranteed by the Company.
The TLA provides for borrowings of either, at the Partnership’s option, base rate loans or term SOFR loans. Base rate loans bear interest at a rate per annum equal to the greatest of (a) the prime rate as announced from time to time by PNC Bank, (b) the greater of (i) the federal funds effective rate and (ii) the overnight bank funding rate, plus 1/2 of 1.00% and (c) the adjusted term SOFR rate for an interest period of one month plus 1.00%, plus a margin that ranges between 0.25% and 1.0%, depending on the credit rating of the Partnership. SOFR loans bear interest at a rate per annum equal to the term SOFR rate for such interest periods plus 0.10%, that if the plus a margin that ranges between 1.25% and 2.0%, depending on the credit rating of the Partnership. In obtaining the TLA, the Partnership incurred fee and expenses totaled $7.6 million, which was capitalized as debt issuance cost and included in the Condensed Consolidated Balance Sheets as direct deduction to the Term Loan Credit Facility.
Both the Revolving Credit Agreement and the TLA contain a “Sustainability Adjustments” feature that could result in a 0.05% increase or reduction to the effective interest rate if the Company fails to meet certain sustainability targets after 2022. “Sustainability Rate Adjustment” means, with respect to any KPI Metrics Report, for any period between Sustainability Pricing Adjustment Dates, (a) positive 0.05%, if neither of the Sustainability Performance Targets as set forth in the KPI Metrics Report have been satisfied for the relevant calendar year, (b) 0.00% if only one of the Sustainability Performance Targets as set forth in the KPI Metrics Report has been satisfied for the relevant calendar year and (c) negative 0.05% if both of the Sustainability Performance Targets as set forth in the KPI Metrics Report have been satisfied for the relevant calendar year.
“Sustainability Performance Targets” in the Revolving Credit Agreement and TLA mean, for any calendar year, with respect to (a) the Female Representation KPI, the target percentage of female representation in corporate officer positions for such calendar year and (b) the Methane Emissions KPI, the percentage reduction in methane gas emissions intensity relative to the baseline year for such calendar year; provided that, in each case, if the Partnership subsequently issues a sustainability-linked debt instrument linked to the same KPI Metric and with an observation date for such calendar year, but with a higher percentage of representation or reduction, as the case may be, the relevant Sustainability Performance Target shall be automatically adjusted upward to equal the percentage of representation or reduction, as applicable, required by such subsequent sustainability-linked debt instrument.
Both the Revolving Credit Agreement and the TLA contain customary covenants and restrictive provisions which may, among other things, limit Partnership’s ability to create liens, incur additional indebtedness, make restricted payments, or liquidate, dissolve, consolidate with, or merge into or with any other person. As of June 30, 2022, the Partnership is in compliance with all customary and financial covenants.
Repayment of Existing Credit Facilities
In June 2022, the Company used the net proceeds from the Notes, together with cash on hand and proceeds from the term loan credit facility, to repay all outstanding borrowings under its existing credit facilities and to pay certain related fees and expenses. In conjunction with the extinguishment of existing outstanding borrowings, the Company recognized a loss on extinguishment of debt of approximately $28.0 million. In addition, the unamortized debt issuance costs related to the existing outstanding borrowings were fully amortized and included in the loss on debt extinguishment calculation for the three and six months ended June 30, 2022.
The fair value of the term loan credit facility approximates fair value and is not publicly traded. The fair value of the Company and its subsidiaries’ consolidated debt as of June 30, 2022 and December 31, 2021 was $2.95 billion and $2.34 billion, respectively.
The following table summarizes the Company’s debt obligations as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

	(In thousands)
$2.0 billion unsecured term loan	$2,000,000	$—
$1.0 billion 2030 senior unsecured notes	1,000,000	—
$1.25 billion term loan	—	1,175,417
$690 million term loan	—	639,393
$513 million term loan	—	479,377
$125 million revolving line of credit	—	52,000
Total Long-term debt	3,000,000	2,346,187
Less: Debt issuance costs, net(1)	(28,730)	(38,485)
	2,971,270	2,307,702
Less: Current portion, net	—	(54,280)
Long-term portion of debt and finance lease obligations, net	$2,971,270	$2,253,422
(1) Excluded unamortized debt issuance cost related to the Revolving Credit Facility. Unamortized debt issuance cost associated with the Revolving Credit Facility was $7.7 million and $2.2 million as of June 30, 2022 and December 31, 2021, respectively, and were included in the “Deferred charges and other assets” of the Condensed Consolidated Balance Sheets.
The table below presents the components of the Company’s financing costs, net of capitalized interest:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Capitalized interest	$197	$275	$301	$486
Debt issuance costs	3,149	3,332	6,538	6,637
Interest expense	22,001	29,000	45,282	50,794
Total financing costs, net of capitalized interest	$25,347	$32,607	$52,121	$57,917
As of June 30, 2022 and December 31, 2021, unamortized debt issuance costs associated with the Notes and the Term Loan Credit Facility were $28.7 million and $38.5 million, respectively.
Debt issuance costs associated with the new and existing revolving credit facilities were $7.7 million and $2.2 million as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, the unamortized debt issuance costs associated with the new and existing revolving credit facilities were included in the “Deferred charges and other assets” of the Condensed Consolidated Balance Sheets as there were no borrowings on the new or existing revolving credit facilities. As of December 31, 2021, the current and non-current portion of the unamortized debt issuance costs were included in the “Other non-current assets” and “Deferred charges and other assets” of the Condensed Consolidated Balance Sheets.
The amortization of the debt issuance costs was charged to interest expense for the periods presented. The amount of debt issuance costs included in interest expense was $3.1 million and $3.3 million for the three months ended June 30, 2022 and 2021, respectively, and $6.5 million and $6.6 million for the six months ended June 30, 2022 and 2021, respectively.

7.    ACCRUED EXPENSES
The following table provides detail of the Company’s accrued expenses at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

	(In thousands)
Accrued product purchases	$199,292	$118,364
Accrued taxes	13,077	4,299
Accrued salaries, vacation, and related benefits	4,799	2,113
Accrued capital expenditures	11,255	2,995
Accrued interest expenses	3,787	—
Accrued other expenses	13,741	7,872
Total accrued expenses	$245,951	$135,643

8.    COMMITMENTS AND CONTINGENCIES
Accruals for loss contingencies arising from claims, assessments, litigation, environmental, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. As of June 30, 2022 and December 31, 2021, there were no accruals for loss contingencies.
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
The Company has entered into litigation with two third parties to collect outstanding receivables totaling $19.6 million that remain outstanding from the Winter Storm Uri during February of 2021. Given the counterparties’ sufficient creditworthiness and the valid claims that we hold, no allowance has currently been established for these items as we have legally enforceable agreements with these parties.
Environmental Matters
As an owner of infrastructure assets with rights to surface lands, the Company is subject to various local and federal laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations and subject the Company to liability for pollution damages. The Company is not aware of any environmental claims existing as of June 30, 2022, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity.

Contingent Liabilities
Permian Gas Acquisition
As part of the acquisition of Permian Gas on June 11, 2019, consideration included a contingent liability arrangement with PDC Permian, Inc. (“PDC”) The arrangement requires additional monies to be paid by the Company to PDC on a per Mcf basis if the actual annual Mcf volume amounts exceed forecasted annual Mcf volume amounts starting in 2020 and continuing through 2029. The arrangement defines the incentive rate per Mcf for each qualifying year and the total monies paid under this arrangement are capped at $60.5 million. Amounts are payable on an annual basis over the earn-out period. The fair value of the contingent liability recognized on the acquisition date of $3.9 million was estimated utilizing the following key assumptions: (1) present value factors based on the Company’s weighted-average cost of capital, 2) a probability weighted payout based on an estimate of future volumes and (3) a discount period consistent with the arrangement’s life and the respective due dates of the potential future payments. Based on current forecasts and discussions with PDC, management revalued this contingent liability with updated assumptions at each reporting period. The Company did not expect PDC’s actual annual Mcf volume amounts to exceed forecasted amounts as of June 30, 2022; therefore, the estimated fair value of the contingent consideration liability was nil as of June 30, 2022. The estimated fair value of the contingent consideration liability related to this acquisition was $0.8 million as of December 31, 2021.
The Transaction
As part of the Transaction, the Company assumed contingent liabilities of $4.5 million related to earn-out a consideration of up to 2,500,000 shares of Class A Common Stock as follows:
• 1,250,000 shares if the per share closing price of the Class A Common Stock as reported by Nasdaq during any 30-trading-day period ending prior to November 9, 2023 is equal to or greater than $140.00 for any 20 trading days within such 30-trading-day period.
• 1,250,000 shares if the per share closing price of the Class A Common Stock as reported by Nasdaq during any 30-trading-day period ending prior to November 9, 2023 is equal to or greater than $160.00 for any 20 trading days within such 30-trading-day period.
Pursuant to ASC 805, this earn-out consideration was a pre-existing contingency and accounted for as an assumed liability to the acquirer on acquisition date. Immediately subsequent to the Closing, the Company evaluated the earn-out consideration classification in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The Company determined the earn-out consideration to be classified as equity based on the settlement provision.

9.    EQUITY METHOD INVESTMENTS
As of June 30, 2022, the Company owned investments in the following long-haul pipeline entities in the Permian Basin. These investments were accounted for using the equity method of accounting. For each equity method investment (“EMI”) pipeline entity, the Company has the ability to exercise significant influence based on certain governance provisions and its participation in the significant activities and decisions that impact the management and economic performance of the EMI pipeline. The table below presents the ownership percentages and investment balances held by the Company for each entity:

	Ownership	June 30, 2022	December 31, 2021

		(In thousands)
Permian Highway Pipeline LLC(1)	53.3%	$1,416,318	$626,477
Breviloba, LLC (Shin Oak)	33.0%	465,444	—
Gulf Coast Express Pipeline LLC	16.0%	460,549	—
		$2,342,311	$626,477
(1) Ownership for Permian Highway Pipeline LLC (“PHP”) was 53.3% and 26.7% as of June 30, 2022 and December 31, 2021, respectively.
Additionally, as of June 30, 2022, the Company owned 15.0% of Epic Crude Holdings, LP (“EPIC”). However, no dollar value was assigned through the purchase price allocation as adjustment was made to eliminate equity in losses of EPIC. No additional contribution was made to EPIC and no distribution or equity income was received from EPIC during the three and six months ended June 30, 2022.

As of June 30, 2022, the unamortized basis differences included in the EMI pipelines balances were $414.3 million. There was no unamortized basis difference as of December 31, 2021. These amounts represent differences in the Company’s contributions to date and the Company’s underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized basis differences will be amortized into equity income over the useful lives of the underlying pipeline assets. There was capitalized interest of $12.2 million and $12.8 million as of June 30, 2022 and December 31, 2021, respectively. Capitalized interest is amortized on a straight-line basis into equity income.
The following table presents the activity in the Company’s EMIs for the six months ended June 30, 2022:

	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC	Total(2)

	(In thousands)
Balance at December 31, 2021	$626,477	$—	$—	$626,477
Acquisitions	815,000	470,000	470,000	1,755,000
Contributions	2,675	—	—	2,675
Distributions	(79,508)	(16,868)	(21,168)	(117,544)
Equity income, net(1)	51,674	12,312	11,717	75,703
Balance at June 30, 2022	$1,416,318	$465,444	$460,549	$2,342,311
(1)For the six months ended June 30, 2022, net of amortization of basis differences and capitalized interests, which represents undistributed earnings, the amortization was $3.3 million from Permian Highway Pipeline LLC, $0.3 million from Breviloba, LLC and $2.7 million from Gulf Coast Express Pipeline, LLC.
(2)The EMIs acquired in the Transaction are included in the results from February 22, 2022 to June 30, 2022, and this is also the case for the additional 26.67% of PHP that was acquired in the Transaction. The results of the legacy ALTM business are not included in the Company’s consolidated financials prior to February 22, 2022. Refer to Note 1—Description of the Organization and Summary of Significant Accounting Policies in the Notes to our Condensed Consolidated Financial Statements of this Form 10-Q, for further information on the Company’s basis of presentation.
Summarized Financial Information
The following tables represent selected statement of operations data for the Company’s EMI pipelines (on a 100 percent basis) for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
	2022			2021

	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC	Permian Highway Pipeline LLC(1)	Breviloba, LLC(1)	Gulf Coast Express Pipeline LLC(1)

	(In thousands)
Revenues	$98,808	$50,091	$90,769	$99,366	$47,447	$90,703
Operating income	61,294	25,359	64,816	62,444	28,002	60,766
Net income	61,307	25,284	64,461	62,329	27,645	60,551

	Six Months Ended June 30,
	2022			2021

	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC	Permian Highway Pipeline LLC(1)	Breviloba, LLC(1)	Gulf Coast Express Pipeline LLC(1)

	(In thousands)
Revenues	$196,664	$98,612	180,742	$197,214	$81,976	$179,072
Operating income	120,770	51,672	128,259	105,024	45,302	120,874
Net income	120,520	51,651	127,990	104,909	45,004	120,319
(1) For the three and six months ended June 30, 2021, the Company only had equity interest in Permian Highway Pipeline LLC.

10. EQUITY AND WARRANTS
Redeemable Noncontrolling Interest — Common Unit Limited Partners
On February 22, 2022, the Company consummated the previously announced business combination transactions contemplated by the Contribution Agreement, dated as of October 21, 2021. Pursuant to the Contribution Agreement, in connection with the Closing, (i) Contributor contributed all of the equity interests of the Contributed Entities to the Partnership; and (ii) in exchange for such contribution, the Partnership issued 50,000,000 common units representing limited partner interests in the Partnership and the Company issued 50,000,000 shares of the Company’s Class C Common Stock, par value $0.0001 per share, to Contributor. Please refer to “The Transaction” above.
The redemption option of the Common Unit is not legally detachable or separately exercisable from the instrument and is non-transferable, and the Common Unit is redeemable at the option of the holder. Therefore, the Common Unit is accounted for as redeemable noncontrolling interest and classified as temporary equity on the Company’s Condensed Consolidated Balance Sheet. During the first half of 2022, 5,550,000 common units were redeemed on a one-for-one basis for shares of Class A Common Stock and a corresponding number of shares of Class C Common Stock were cancelled. There were 94,450,000 Common Units and an equal number of Class C Common Stock issued and outstanding as of June 30, 2022. The Common Units fair value was approximately $3.25 billion as of June 30, 2022.
Redeemable Noncontrolling Interest — Preferred Unit Limited Partners
Upon Closing, the Company assumed certain Preferred Units that were issued and outstanding on acquisition date. The Preferred Units will be exchangeable for shares of the Company’s Class A Common Stock at the option of the Preferred Unit holders upon the occurrence of specified events, unless otherwise redeemed by the Company. Refer to Note 11—Series A Cumulative Redeemable Preferred Units for further discussion. In July 2022, the Company redeemed all outstanding redeemable noncontrolling interest Preferred Units. See Note 18—Subsequent Events in the Notes to our Condensed Consolidated Financial Statements for additional information.
Public Warrants
As of June 30, 2022, there were 12,577,350 Public Warrants (as defined below) outstanding. Each whole public warrant entitles the holder to purchase one tenth of a share of Class A Common Stock at a price of $115.00 per share (the “Public Warrants”). The Public Warrants will expire on November 9, 2023 or upon redemption or liquidation. The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant with not less than 30 days’ notice provided to the Public Warrant holders. However, this redemption right can only be exercised if the reported last sale price of the Class A Common Stock equals or exceeds $180.00 per share for any 20-trading days within a 30-trading day period ending three business days prior to sending the notice of redemption to the Public Warrant holders.
Private Placement Warrants
As of June 30, 2022, there were 6,364,281 Private Placement Warrants (as defined below) outstanding, of which Apache holds 3,182,140. The private placement warrants will expire on November 9, 2023 and are identical to the Public Warrants discussed above, except (i) they will not be redeemable by the Company so long as they are held by the initial holders or their respective permitted transferees and (ii) they may be exercised by the holders on a cashless basis (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”).
The Company recorded a fair value of $0.1 million for the Public Warrants and a fair value of $0.1 million for the Private Warrants as of June 30, 2022 on the Condensed Consolidated Balance Sheet in other non-current liabilities. Refer to Note 15—Fair Value Measurement in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for additional discussion regarding valuation of the Warrants.

Dividend
On February 22, 2022, the Company entered into a Dividend and Distribution Reinvestment Agreement (the “Reinvestment Agreement”) with certain stockholders including BCP Raptor Aggregator, LP, BX Permian Pipeline Aggregator, LP, Buzzard Midstream LLC, APA Corporation Apache Midstream LLC, and certain individuals (each, a “Reinvestment Holder”). Under the Reinvestment Agreement, each Reinvestment Holder is obligated to reinvest at least 20% of all distributions on Common Units or dividends on shares of Class A Common Stock in the Company’s Class A Common Stock. Additionally, the Audit Committee and subsequently the Company’s Board of Directors (the “Board”) resolved that for the calendar year 2022, 100% of all distributions or dividends received by each Reinvestment Holder would be reinvested in newly issued shares of Class A Common Stock. As described in these Condensed Consolidated Financial Statements, as the context requires, dividends paid to holders of Class A Common Stock and distributions paid to holders of Common Units may be referred to collectively as “dividends.”
On May 17, 2022, the Company made cash dividend payments of $11.7 million to holders of Class A Common Stock and Common Units and $87.7 million was reinvested in shares of Class A Common Stock by each Reinvestment Holder.
On July 20, 2022, the Board declared a cash dividend of $0.75 per share on the Company’s Class A Common Stock and a distribution of $0.75 per Common Unit from the Partnership to the holders of Common Units. Dividends are payable on August 17, 2022. Certain holders of Class A Common Stock and Class C Common Stock will receive a cash dividend with the balance receiving additional shares of Class A Common Stock under the Reinvestment Agreement.
Stock Split
On May 19, 2022, the Company announced that its Board approved and declared a two-for-one stock split with respect to its Class A Common Stock and Class C Common Stock, in the form of a stock dividend (the “Stock Split”). The Stock Split was accomplished by distributing one additional share of Class A Common Stock for each share of Class A Common Stock outstanding and one additional share of Class C Common Stock for each share of Class C Common Stock outstanding. The additional shares of Common Stock were issued on June 8, 2022 to holders of record at the close of business on May 31, 2022.
All corresponding per-share and share amounts for periods prior to June 8, 2022 have been retroactively restated in this Form 10-Q to reflect the Stock Split.

11.    SERIES A CUMULATIVE REDEEMABLE PREFERRED UNITS
Prior to the Closing Date of the Transaction, the Partnership had 625,000 Preferred Units issued and outstanding. Immediately prior to the Closing, on February 22, 2022, the Partnership redeemed for cash, 100,000 Preferred Units in an amount equal to approximately $120.1 million. The Company assumed the remaining 525,000 Preferred Units as well as 29,983 paid-in-kind (“PIK”) Preferred Units that were issued and outstanding at the close of the acquisition. 150,000 of these Preferred Units and a pro rata amount of the PIK units contain a mandatory redemption feature as further discussed below.
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
During the first half of 2022, the Partnership declared and paid mandatorily redeemable Preferred Units holders distribution of $1.9 million and the Partnership redeemed 125,000 units along with 7,138 PIK units for an aggregate amount totaling $152.6 million. Gains of $5.1 million and $9.6 million were recorded for the redemption for the three and six months ended June 30, 2022, respectively. For the remaining 25,000 Preferred Units that contain the mandatory redemption feature, the Company recorded $30.7 million as liability in “Other Liabilities” of the Condensed Consolidated Balance Sheet as of June 30, 2022. These remaining units were subsequently redeemed in July 2022. See Note 18—Subsequent Events in the Notes to our Condensed Consolidated Financial Statements for additional information.

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
Activities related to Preferred Units for the six months ended June 30, 2022 are as follows:

	Units Outstanding	Amount (3)

	(In thousands, except for unit data)
Redeemable noncontrolling interest — Preferred Units, immediately upon Closing Date of Transaction(1)	396,417	$462,717
Cash distribution paid to Preferred Unit limited partners	—	(6,937)
Distribution payable to Preferred Unit limited partners		(6,937)
Allocation of net income	—	17,420
Accreted redemption value adjustment	—	97,075
Redeemable noncontrolling interest — Preferred Units, as of June 30, 2022	396,417	563,338
Embedded derivative liability(2)		488
		$563,826
(1)Included 21,417 PIK units on a pro rata basis.
(2)Certain redemption features embedded within the terms of the Preferred Units require bifurcation and measurement at fair value. Refer to Note 15—Fair Value Measurements for discussion of the fair value changes in the embedded derivative liability during the period.
(3)As of June 30, 2022, the Redemption Price would have been based on an 11.08% internal rate of return, which would equate to a redemption value of $700.0 million.
On July 8, 2022, the Company redeemed all outstanding redeemable noncontrolling interest Preferred Units. See Note 18—Subsequent Events in the Notes to our Condensed Consolidated Financial Statements for additional information.

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

Immediately upon Closing, all outstanding Class A-1 and Class A-2 units were cancelled and exchanged for 5,300,000 shares (the “Class A Shares”), post two-for-one stock split, of the Company’s Class A Common Stock. These Class A Shares are issued and outstanding as they were distributed pro rata to all holders of Class A-1 and Class A-2 units by the Common Unit limited partners from the 50,000,000 common units, pre-stock-split, they received upon the Closing. The Common Unit limited partners redeemed Common Units needed for the Class A shares distribution upon the Closing. The Class A Shares are held in escrow and will vest over three to four years. Similarly, the Class A-3 units were exchanged for approximately 326,000, post two-for-one stock split, Class C Common Stock and Common Units (the “Class C Shares”) and will vest over four years. The Company also issued approximately 76,000, post two-for-one stock split, replacement restricted share awards (“Replacement Awards”) to new employees that transitioned from ALTM as part of the merger. These changes for all three share types established a new measurement date. The Class A Shares, Class C Shares and Replacement Awards were valued based on the Company’s publicly quoted stock price on the measurement date, which was the Closing Date of the Transaction. With respect to these shares, the Company recorded compensation expenses of $12.2 million and $18.3 million for the three and six months ended June 30, 2022, respectively, based on a straight line amortization of the associated awards’ fair value over the respective vesting life of the shares. With respect to the incentive units, no compensation expenses were recorded for the three and six months ended June 30, 2021, as the incentive units were considered non-vested prior to their cancellation and exchange for Class A or Class C Common Stock.

13. INCOME TAXES
The Company is subject to U.S. federal income tax and the Texas margin tax. Income tax expense included in the Condensed Consolidated Financial Statements in this Form 10-Q is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022

	(In thousands)
Income before income taxes	$131,610	$153,675
Income tax expense	$162	$838
Effective tax rate (1)	0.12%	0.55%
(1) Prior to the Closing on February 22, 2022, BCP, the accounting acquirer, was organized as limited partnership and was not subject to the U.S. federal income tax for the three and six months ended June 30, 2021.
The effective tax rate for the three and six months ended June 30, 2022 was lower than the statutory rate mainly due to the impact of tax attributable to noncontrolling interests related to the Common Units and Preferred Units limited partners and valuation allowance.
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

(In thousands)	Amount
Balance at December 31, 2021	$—
Increase related to ALTM acquisition	5,238
Reduction related to current year activities	(2,455)
Balance at June 30, 2022	$2,783

14.    NET INCOME PER SHARE
The computation of basic and diluted net income per share for the periods presented in the Condensed Consolidated Financial Statements is shown in the tables below.

	Three Months Ended June 30,
	2022			2021

	Income	Weighted-average shares(3)	Per Share	Income	Weighted-average shares(3)	Per Share

	(In thousands, except per share data)
Basic:
Net income attributable to Class A common shareholders	$6,438	39,297	$0.16	$—	—	$—
Less: Net income available to participating unvested restricted Class A common shareholders(4)	(4,184)	—	$—	—	—	$—
Total net income attributable to Class A common shareholders	$2,254	39,297	$0.06	$—	—	$—

Effect of dilutive securities:
Unvested Class A common shares	—	32	$—	—	—	$—

Diluted(1)(2):
Net income attributable to Class A common shareholders	$2,254	39,329	$0.06	$—	—	$—

	Six Months Ended June 30,
	2022			2021

	Income	Weighted-average shares(3)	Per Share	Income	Weighted-average share (3)	Per Share

	(In thousands, except per share data)
Basic:
Net income attributable to Class A common shareholders	$10,303	38,766	$0.27	$—	—	$—
Less: Net income available to participating unvested restricted Class A common shareholders(4)	(4,184)	—	$—	—	—	$—
Total net income attributable to Class A common shareholders	$6,119	38,766	$0.16	$—	—	$—

Effect of dilutive securities:
Unvested Class A common shares	—	30	$—	—	—	$—

Diluted(1)(2):
Net income attributable to Class A common shareholders	$6,119	38,796	$0.16	$—	—	$—
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
(3)Share amounts have been retroactively restated to reflect the Company’s two-for-one Stock Split. Refer to Note 10—Equity and Warrants in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for further information.
(4)Represents dividends paid to unvested restricted Class A common shareholders.

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
The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Level 1	Level 2	Level 3	Total

	(In thousands)
Mandatorily redeemable Preferred Units	$—	$—	$30,717	$30,717
Embedded derivative	—	—	488	488
Public warrants	126	—	—	126
Private warrants	—	—	95	95
Total liabilities	$126	$—	$31,300	$31,426

	December 31, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Commodity swaps	$—	$205	$—	$205
Interest rate derivatives	—	2,662	—	2,662
Total liabilities	$—	$2,867	$—	$2,867

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
The Company bifurcated and recognized the embedded derivative associated with the Preferred Units related to the exchange option provided to the Preferred Unit holders under the terms of the Partnership LPA. The valuation of the embedded derivative, (using an income approach), was based on expected future interest rates using the Black-Karasinski model, the Company’s imputed interest rate of 5.88%, interest rate volatility of 39.51%, the expected timing of periodic cash distributions, the estimated timing for the potential exercise of the exchange option of 4.0 years and anticipated dividend yields of the Preferred Units. The Company recorded unrealized gains of $91.4 million and $88.6 million for the three and six months ended June 30, 2022, which was recorded as an “Unrealized gain on embedded derivative” in the Condensed Consolidated Statement of Operations. The Company has classified these recurring fair value measurements as Level 3 in the fair value hierarchy.
The carrying value of the Company’s Public Warrants are recorded at fair value based on quoted market prices, a Level 1 fair value measurement. The carrying value of the Company’s Private Placement Warrants are recorded at fair value determined using an option pricing model, a Level 3 fair value measurement, which is calculated based on key assumptions related to expected volatility of the Company’s common stock, an expected dividend yield, the remaining term of the warrants outstanding and the risk-free rate based on the U.S. Treasury yield curve in effect at the time of the valuation. These assumptions are estimated utilizing historical trends of the Company’s common stock, Public Warrants and other factors. The Company has recorded a liability of $0.2 million as of June 30, 2022. There was no change in fair value of the warrants since closing of the Transaction through reporting date.
The carrying amounts reported on the Condensed Consolidated Balance Sheets for the Company’s remaining financial assets and liabilities approximate fair value due to their short-term nature. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three and six months ended June 30, 2022 and 2021.

16.    DERIVATIVES AND HEDGING ACTIVITIES
The Company is exposed to certain risks arising from both its business operations and economic conditions, and it enters into certain derivative contracts to manage exposure to these risks. The Company did not elect to apply hedge accounting to these derivative contracts and recorded fair value of the derivatives on the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021.
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
In June 2022, all of BCP PHP, LLC’s (“BCP PHP”) outstanding interest rate swaps were terminated as BCP PHP’s outstanding term loan credit facility was extinguished on June 8, 2022. Refer to Note 6—Debt and Financing Costs in the Notes to our Condensed Consolidated Financial Statements for additional information about the refinancing transactions.

The fair value or settlement value of the consolidated interest rate swaps outstanding are presented on a gross basis on the Condensed Consolidated Balance Sheets. Interest rate swap derivative liabilities were nil and $2.7 million as of June 30, 2022 and December 31, 2021, respectively. The Company recorded cash settlements on interest rate swap derivatives of $12.0 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively, and $11.3 and $1.5 million for the six months ended June 30, 2022 and 2021, respectively, in “Interest Expense” of the Condensed Consolidated Statements of Operations. In addition, the Company recorded fair value adjustments of $2.4 million and $1.9 million for the change in fair value of the interest rate swap derivatives for the three months ended June 30, 2022 and 2021, respectively, and $14.0 million and $3.1 million for the six months ended June 30, 2022 and 2021, respectively, in “Interest Expense” of the Condensed Consolidated Statements of Operations.
Commodity Price Risk

Similarly, in 2020 and 2021 BCP Raptor, LLC (“BCP I”) and BCP Raptor II, LLC (“BCP II”) had WTI crude hedges at a specific notional that provides for a fixed price for crude in the Permian Basin and Waha basis hub hedges on various notional quantities of gas that either provided for a fixed price differential of natural gas in the Permian Basin relative to the NYMEX natural gas contract or provided for a fixed price for natural gas in the Permian Basin.
All of the Company’s commodity swaps had reached maturity as of December 31, 2021. The fair value or settlement value of the swaps outstanding are presented on a gross basis on the Condensed Consolidated Balance Sheet. Commodity swap derivative liability was nil and $0.2 million as of June 30, 2022 and December 31, 2021, respectively. The Company recorded cash settlements on commodity swap derivatives of nil and $14.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.2 million and $14.8 million for the six months ended June 30, 2022 and 2021, respectively, in “Interest Expense” of the Condensed Consolidated Statements of Operations. In addition, the Company recorded fair value adjustments of $1.0 million and $16.5 million for the change in fair value of commodity swap derivatives for the three and six months ended June 30, 2021, respectively, in “Interest Expense” of the Condensed Consolidated Statements of Operations. No fair value adjustment recognized for the three and six months ended June 30, 2022.

17.    SEGMENTS
Our two operating segments represent the Company’s segments for which discrete financial information is available and is utilized on a regular basis by our chief operating decision maker (“CODM”) to make key operating decisions, assess performance and allocate resources. Our Chief Executive Officer is the CODM. These segments are strategic business units with differing products and services. No operating segments have been aggregated to form the reportable segments. Therefore, our two operating segments represent our reportable segments. The activities of each of our reportable segments from which the Company earns revenues and incurs expenses are described below:

•Midstream Logistics: The Midstream Logistics segment operates under three streams, 1) gas gathering and processing, 2) crude oil gathering, stabilization and storage services and 3) water gathering and disposal.

•Pipeline Transportation: The Pipeline Transportation segment consists of equity investment interests in four Permian Basin pipelines that access various points along the Texas Gulf Coast, and our Delaware Link Pipeline that is under development. The current operating pipelines transport crude oil, natural gas and NGLs to the Texas Gulf Coast.
Upon Closing, our CODM reviewed the Company and ALTM’s reporting segment activities. The Company then renamed its Gathering and Processing segment to Midstream Logistics and its Transmission segment to Pipeline Transportation. These name changes were made to better align segment activities with the name of the respective segment. There was no change in segment composition or structure for the three and six months ended June 30, 2022.

The following tables present the reconciliation of the segment profit measure as of and for the three and six months ended June 30, 2022 and 2021:

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated(2)

For the three months ended June 30, 2022	(In thousands)
Segment net income including noncontrolling interests	$14,563	$46,277	$70,608	$131,448
Add back:
Interest expense	20,641	942	3,764	25,347
Income tax expense	162	—	—	162
Depreciation and amortization	66,459	122	—	66,581
Contract assets amortization	448	—	—	448
Proportionate EMI EBITDA	—	71,340	—	71,340
Share-based compensation	—	—	12,174	12,174
Loss (gain) on disposal of assets	8,580	—	(34)	8,546
(Gain) loss on debt extinguishment	27,983	(8)	—	27,975
Integration costs	579	—	4,707	5,286
Acquisition transaction costs	—	—	674	674
Other one-time costs or amortization	1,239	—	1,020	2,259
Deduct:
Gain on redemption of mandatorily redeemable Preferred units	—	—	5,087	5,087
Unrealized gain on embedded derivatives	—	—	91,448	91,448
Equity income from unconsolidated affiliates	—	47,786	—	47,786
Segment adjusted EBITDA	$140,654	$70,887	$(3,622)	$207,919

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated(2)

For the three months ended June 30, 2021	(In thousands)
Segment net income (loss) including noncontrolling interests	$(24,222)	$11,310	$(2,454)	$(15,366)
Add back:
Interest expense	27,829	4,778	—	32,607
Depreciation and amortization	57,038	128	—	57,166
Contract assets amortization	448	—	—	448
Proportionate EMI EBITDA	—	21,717	—	21,717
Loss on disposal of assets	422	—	—	422
Gain on debt extinguishment	(60)	—	—	(60)
Other one-time costs or amortization	485	13	17	515
Producer settlement	6,827	—	—	6,827
Deduct:
Interest and other income	24	—	—	24
Equity income from unconsolidated affiliates	—	16,511	—	16,511
Segment adjusted EBITDA	$68,743	$21,435	$(2,437)	$87,741

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated(2)

For the six months ended June 30, 2022	(In thousands)
Segment net income including noncontrolling interests	$23,749	$75,412	$53,676	$152,837
Add back:
Interest expense	47,412	(672)	5,381	52,121
Income tax expense (benefit)	457	(39)	420	838
Depreciation and amortization	127,352	252	—	127,604
Contract assets amortization	896	—	—	896
Proportionate EMI EBITDA	—	112,081	—	112,081
Share-based compensation	—	—	18,304	18,304
Loss (gain) on disposal of assets	8,690	—	(34)	8,656
Loss on debt extinguishment	27,983	(8)	—	27,975
Integration costs	4,683	—	6,755	11,438
Acquisition transaction costs	4	—	6,346	6,350
Other one-time costs or amortization	2,157	—	1,297	3,454
Deduct:
Interest and other income	—	—	—	—
Gain on redemption of mandatorily redeemable Preferred units	—	—	9,580	9,580
Unrealized gain on embedded derivatives	—	—	88,562	88,562
Equity income from unconsolidated affiliates	—	75,703	—	75,703
Segment adjusted EBITDA	$243,383	$111,323	$(5,997)	$348,709

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated(2)

For the six months ended June 30, 2021	(In thousands)
Segment net income (loss) including noncontrolling interests	$(16,027)	$23,739	$(4,942)	$2,770
Add back:
Interest expense	55,285	2,632	—	57,917
Depreciation and amortization	112,880	257	—	113,137
Contract assets amortization	896	—	—	896
Proportionate EMI EBITDA	—	37,973	—	37,973
Loss on disposal of assets	454	—	—	454
Gain on debt extinguishment	(60)	—	—	(60)
Derivatives loss due to Winter Storm Uri	13,456	—	—	13,456
Other one-time costs or amortization	874	21	(52)	843
Producer settlement	6,827	—	—	6,827
Deduct:
Interest and other income	41	—	—	41
Equity income from unconsolidated affiliates	—	27,866	—	27,866
Segment adjusted EBITDA	$174,544	$36,756	$(4,994)	$206,306
(1) Corporate and Other represents those results that: (i) are not specifically attributable to a reportable segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items.
(2) Results do not include legacy ALTM prior to February 22, 2022. Refer to Note 1 —Description of the Organization and Summary of Significant Accounting Policies in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q, for further information on the Company’s basis of presentation. Adjusted EBITDA is a non-GAAP measure; please see Key Performance Metrics in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q, for a definition and reconciliation to the GAAP measure.

The following tables present the revenue for individual operating segment for the three and six months ended June 30, 2022 and 2021:

	Midstream Logistics	Pipeline Transportation	Consolidated

For the three months ended June 30, 2022	(In thousands)
Revenue	$331,731	$—	$331,731
Other revenue	3,839	2	3,841
Total segment operating revenue	$335,570	$2	$335,572

	Midstream Logistics	Pipeline Transportation	Consolidated

For the three months ended June 30, 2021	(In thousands)
Revenue	$133,341	$—	$133,341
Other revenue	2,423	2	2,425
Total segment operating revenue	$135,764	$2	$135,766

	Midstream Logistics	Pipeline Transportation	Consolidated

For the six months ended June 30, 2022	(In thousands)
Revenue	$587,104	$—	$587,104
Other revenue	5,713	4	5,717
Total segment operating revenue	$592,817	$4	$592,821

	Midstream Logistics	Pipeline Transportation	Consolidated

For the six months ended June 30, 2021	(In thousands)
Revenue	$280,996	$—	$280,996
Other revenue	2,869	4	2,873
Total segment operating revenue	$283,865	$4	$283,869
The following table presents total assets for each operating segment as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

	(In thousands)
Midstream Logistics	$3,619,400	$2,916,774
Pipeline Transportation	2,362,248	635,784
Segment total assets	5,981,648	3,552,558
Corporate and other	14,700	648
Total assets	$5,996,348	$3,553,206

18.    SUBSEQUENT EVENTS
In July 2022, the Company redeemed the remaining 400,000 Preferred Units along with 22,845 PIK units for an aggregate redemption price of $492.2 million. Following the July redemptions, there were no outstanding Preferred Units or PIK units.
On July 12, 2022, the Company filed a registration statement on Form S-3 with the SEC to register up to a maximum offering price of $400,000,000 of shares of Class A Common Stock, shares of preferred stock, depositary shares and warrants of the Company and debt securities of the Partnership and to register 107,580,912 shares of Class A Common Stock that may be offered and sold by the selling stockholders named in the registration statement Form S-3 filed from time to time on any exchange on which the shares of Class A Common Stock are listed.

On July 20, 2022, the Board declared a cash dividend of $0.75 per share on the Company’s Class A Common Stock which will be payable to stockholders on August 17, 2022. The Company, through its ownership of the general partner of the Partnership, declared a distribution of $0.75 per Common Unit from the Partnership to the holders of Common Units. Please refer to Note 10—Equity and Warrants in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses the results of our operations for the three and six month periods ended June 30, 2022, as compared to our results of operations for the same periods in 2021. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods. The previously announced merger of ALTM and BCP and their respective consolidated subsidiaries closed on February 22, 2022. As the Transaction was determined to be a reverse merger, BCP was considered the accounting acquirer and ALTM was considered the legal acquirer. Therefore, BCP’s net assets, carried at historical value, were presented as the predecessor to the Company’s historical financial statements and the comparable period presented herein reflects the results of operations of BCP for the three and six months ended June 30, 2022. The results of operations of ALTM is reflected within the Company’s Condensed Consolidated Financial Statements from the Closing Date through June 30, 2022.
Unless otherwise noted or the context requires otherwise, references herein to Kinetik Holdings Inc. “the Company”, “us”, “our”, “we” or similar terms, with respect to time periods prior to February 22, 2022, include BCP and its consolidated subsidiaries and do not include ALTM and its consolidated subsidiaries, while references herein to Kinetik Holdings Inc. with respect to time periods from and after February 22, 2022, include ALTM and its consolidated subsidiaries.
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
The Company’s stockholders immediately prior to the Closing continued to hold their shares of the Company’s Class A Common Stock. As a result of the Transaction, immediately following the Closing (i) Contributor owns approximately 75% of the issued and outstanding Common Stock, (ii) Apache Midstream owns approximately 20% of the issued and outstanding Common Stock, and (iii) the Company’s remaining stockholders own approximately 5% of the issued and outstanding Common Stock. Upon close of the Transaction, the Company’s Pipeline Transportation segment expanded to include three additional EMI pipelines and to increase its ownership interest in PHP. Further note that a secondary offering of 4 million Apache shares was closed during March of 2022 further reducing Apache’s ownership to approximately 13%.
The Transaction also brought in additional volume capacity from ALTM for the Midstream Logistics segment, including 182 miles of in-service natural gas gathering pipelines, approximately 46 miles of residue gas pipelines with four market connections, and approximately 38 miles of NGLs pipelines. The increased volume capacity has contributed to the increase in operating revenue for the three and six months ended June 30, 2022 compared to the same periods in 2021.
Overview
We are an integrated midstream energy company in the Permian Basin providing comprehensive gathering, transportation, compression, processing, and treating services. Our core capabilities include a variety of service offerings across multiple streams, including natural gas gathering, transportation, compression, treating and processing; NGLs stabilization and transportation; produced water gathering and disposal; and crude oil gathering, stabilization, storage and transportation. We have approximately 2.0 billion cubic feet per day (“Bcf/d”) cryogenic natural gas processing capacity strategically located near the Waha Hub in West Texas. As measured by processing capacity, we are the largest natural gas processor in the Delaware Basin and fourth largest across the entire Permian Basin. In addition, we have interests in four long-term contracted pipelines transporting natural gas, NGLs, and crude oil from the Permian Basin to the Gulf Coast.
Our Operations
Upon Closing, the Company renamed its Gathering and Processing segment to Midstream Logistics and renamed its Transmission segment to Pipeline Transportation. These name changes were made to better align segment activities with the name of each respective segment. The Midstream Logistics segment operates under three service offerings, 1) gas gathering and processing, 2) crude oil gathering, stabilization, and storage services, and 3) water gathering and disposal. The Pipeline Transportation segment consists of four EMI pipelines in the Permian Basin with various access points to the Texas Gulf Coast and our Delaware Link Pipeline, which is now expected in commercial service in 2023. The EMI pipelines transport crude oil, natural gas, and NGLs to the Texas Gulf Coast.

Midstream Logistics
Gas Gathering and Processing
The Midstream Logistics segment provides gas gathering and processing services with approximately 1,200 miles of low and high-pressure steel pipeline located throughout the Southern Delaware Basin. Gas processing assets are centralized at five processing complexes with total cryogenic processing capacity of approximately 2.0 Bcf/d: the East Toyah complex (460 MMcf/d), the Pecos Bend complex (540 MMcf/d), the Pecos complex (260 MMcf/d), the Sierra Grande complex (60 MMcf/d), and Diamond Cryogenic complex (600 MMcf/d). The Company plans to expand the Diamond Cryogenic complex to 720 MMcf/d by the end of the first quarter of 2023. Current and under construction residue gas outlets include the El Paso Natural Gas Pipeline, Energy Transfer Comanche Trail Pipeline, ONEOK Roadrunner Pipeline, Energy Transfer Oasis Pipeline, and Whitewater Aqua Blanca Pipeline. NGLs outlets include Energy Transfer’s Lone Star NGL Pipeline, Targa’s Grand Prix NGL Pipeline, and Enterprise’s Shin Oak NGL Pipeline.
Crude Oil Gathering, Stabilization, and Storage Services
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
Water Gathering and Disposal
In addition, this segment includes water gathering and disposal assets located in northern Reeves County, Texas which are included in the Midstream Logistics segment. The system includes approximately 70 miles of gathering pipeline and approximately 500,000 barrels per day of permitted disposal capacity.
Pipeline Transportation
The Pipeline Transportation segment consists of four EMI pipelines in the Permian Basin with access to various points along the Texas Gulf Coast and the Delaware Link Pipeline, which is currently under development. EMI pipelines include the following:
•An approximate 53.3% equity interest in PHP, which is also owned and operated by Kinder Morgan Texas Pipeline, LLC (“Kinder Morgan”). PHP transports natural gas from the Waha area in northern Pecos County, Texas to the Katy, Texas area with connections to Texas Gulf Coast and Mexico markets. PHP was placed in service January 2021, with the total capacity of 2.1 Bcf/d fully subscribed under long-term contracts. In June 2022, PHP announced a final investment decision to proceed with its expansion project to increase total capacity to 2.65 Bcf/d fully subscribed under 10 year take or pay contracts. The project will increase PHP’s capacity by nearly 550 MMcf/d with target in-service date in November 2023. The funding for the expansion is 67% by the Company and the reminder by Kinder Morgan. As a result, post the in service of the expansion, Kinetik’s ownership interest in PHP will increase to almost 56%.
•A 16% equity interest in the Gulf Coast Express Pipeline (“GCX”), which is owned and operated by Kinder Morgan. GCX transports natural gas from the Permian Basin in West Texas to Agua Dulce near the Texas Gulf Coast. GCX was placed in service during 2019, with the total capacity of 2.0 Bcf/d fully subscribed under long-term contracts.
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

Factors Affecting Our Business
The Significance of Crude Oil and Producer Volumes on Our Revenues, Cost of Sales and Gross Margin
The Company’s assets include approximately 1,700 miles of NGLs, natural gas, condensate, produced water, and crude oil pipelines as well as approximately 2 Bcf/d of natural gas processing capacity as of June 30, 2022. Most of the gas gathered and processed by the Company is associated gas included in the oil stream, making producers’ oil break-even prices the primary driver of activity. The average price of WTI crude oil was $101.77/Bbl during the first half of 2022. If crude prices were to fall below producers’ break-even prices for a prolonged period of time, drilling activity and volumes might decline and might have a negative impact on our business. In addition, because the Company’s Pipeline Transportation segment provides NGLs transmission service through its EMI pipelines, a decrease in natural gas and NGL price will have an adverse impact on the Company’s results of operations as it may lead to lower natural gas production and thus lower volumes of NGLs transported. The average natural gas price was $6.06/MMBtu during the first half of 2022. For additional risk factors that affect the Company’s business, please refer to Part II, Item 1A — Risk Factors of the Company’s Quarterly Report Form 10-Q for the first quarter of 2022 filed on May 10, 2022.
Recent Developments
Comprehensive Refinancing
On June 8, 2022, the Partnership, completed a private placement of $1.00 billion aggregate principal amount of its 5.875% Sustainability-Linked Senior Notes due 2030 (the “Notes”), which are fully and unconditionally guaranteed by the Company. In addition, the Partnership entered into a new revolving credit agreement (the “Revolving Credit Agreement”), which provides for a $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing on June 8, 2027, and a new term loan agreement (the “TLA”), which provides for a $2.00 billion senior unsecured term loan credit facility (the “Term Loan Credit Facility”) maturing on June 8, 2025. Proceeds from the Notes and the Term Loan Credit Facility were used to repay all outstanding borrowings under our existing credit facilities and to pay fees and expenses related to the offering. Refer to Note 6 — Debt and Financing Costs in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for further information.
Sustainability-linked Financing Framework
On May 16, 2022, we published our Sustainability Framework, which we developed in alignment with the five components outlined in the International Capital Markets Association Sustainability-Linked Bond Principles as of June 2020 and the Loan Syndications and Trading Association Sustainability-Linked Loan Principles as of July 2021 (each as referred to in our Sustainability-Linked Financing Framework), and corresponding Second Party Opinion provided by ISS ESG.
This framework establishes key-performance indicators (“KPIs”) that will be used to measure our progress against sustainability performance targets (“SPTs”). Under this framework, our KPIs are Scope 1 and Scope 2 greenhouse gas emissions intensity, Scope 1 and Scope 2 methane gas emissions intensity and female representation in corporate officer positions and our SPTs are (1) reducing the intensity of all Scope 1 and Scope 2 greenhouse gas emissions from our operations by 35% by 2030 from a 2021 Baseline Year (as defined in the Sustainability Framework), (2) reducing the intensity of Scope 1 and Scope 2 methane gas emissions from our operations by 30% by 2030 from a 2021 Baseline Year, and (3) increasing female representation in corporate officer positions of Vice President and above to 20% by year-end 2026. Additionally, satisfaction of our SPTs is now linked to our new debt agreements. Refer to Note 6 — Debt and Financing Costs in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for further information.
Stock Split
On May 19, 2022, the Company announced a two-for-one stock split with respect to its Class A Common Stock and Class C Common Stock in the form of a stock dividend (the “Stock Split”). The Stock Split was accomplished by distributing one additional share of Class A Common Stock for each share of Class A Common Stock outstanding and one additional share of Class C Common Stock for each share of Class C Common Stock outstanding. The additional shares of Common Stock were issued on June 8, 2022 to holders of record at the close of business on May 31, 2022.
Commodity Price Volatility
There has been, and we believe there will continue to be, volatility in commodity prices and in the relationships among NGLs, crude oil and natural gas prices. As a result of uncertainty around global commodity supply and demand, uncertainty in global economic recovery from COVID-19 pandemics and the armed conflict in Ukraine, global oil and natural gas commodity prices continue to remain volatile. The volatility and uncertainty of natural gas, crude oil and NGL prices impact drilling, completion and other investment decisions by producers and ultimately supply to our systems. Although the armed conflict in Ukraine generated commodity price upward pressure, and our operation could benefit in an environment of higher natural gas, NGLs and condensate prices, the instability of international political environment and human and economic hardship result from the conflict would have a highly uncertain impact on the U.S. economy, which in turn, might affect our business and operations adversely. The Company continues to monitor commodity prices closely and may enter into commodity price hedges from time to time as necessary to mitigate the volatility risk.
Inflation and Interest Rates
The annual rate of inflation in the United States hit 9.1% in June 2022, as measured by the Consumer Price Index. We expect that inflation in 2022 will continue to increase our operating costs and the overall cost of capital projects we undertake. In addition, the Federal Reserve has continued to tighten its monetary policy by raising interest rates by three-quarters of a percentage point in June 2022 and July 2022 to maintain the federal funds rate in a target range of 2.25% - 2.50%. Furthermore, the Chairman of the Federal Reserve signaled that the Federal Reserve would continue to take necessary action to bring inflation down and to ensure price stability, including continued rate increases. Increased interest rates will have a negative impact on the Company’s ability to meet its contractual debt obligations and to fund its operating expenses, capital expenditures, dividends and distributions. While a significant portion of our debt is floating rate, even with expected further near term rate increases by the Federal Reserve, the possibility of an economic slowdown in 2023 and the uncertainty with the transition from LIBOR to SOFR, the all in cost of floating rate debt under the TLA is expected to remain lower than the current yield on the recent $1 billion Senior Notes issuance. The Company will continue to actively evaluate and analyze whether any form of interest rate hedging should be implemented to mitigate interest rate exposure.
Supply Chain Considerations
During 2021 and the first half of 2022, challenging supply chain issues have emerged that will continue at least through the remainder of 2022. Geopolitical events have further disrupted global supply chains and caused volatile commodity prices for natural gas, NGLs and crude oil. The United States has banned the import of Russian oil, NGLs and other energy commodities and European Union has taken steps to reduce imports of Russian oil and natural gas. The principal supply issues facing our industry for the next twelve months include: raw materials availability, finished good inventory, rising freight costs, delays due to port congestion and overall labor shortages.

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

Results of Operations
The following table presents the Company’s results of operations for the periods presented:

	Three Months Ended June 30,*			Six Months Ended June 30,*
	2022	2021	% Change	2022	2021	% Change

	(In thousands, except percentages)
Revenues:
Service revenue	$102,080	$62,242	64%	$182,525	$129,904	41%
Product revenue	229,651	71,099	223%	404,579	151,092	168%
Other revenue	3,841	2,425	58%	5,717	2,873	99%
Total revenues	335,572	135,766	147%	592,821	283,869	109%
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization)	152,714	43,503	251%	272,989	80,508	239%
Operating expense	35,280	25,280	40%	65,151	40,844	60%
Ad valorem taxes	5,880	3,414	72%	10,033	5,765	74%
General and administrative	25,960	5,337	386%	48,712	10,963	344%
Depreciation and amortization	66,581	57,166	16%	127,604	113,137	13%
Loss on disposal of assets	8,546	422	1925%	8,656	454	1807%
Total operating costs and expenses	294,961	135,122	118%	533,145	251,671	112%
Operating income	40,611	644	6206%	59,676	32,198	85%
Other income (expense):
Interest and other income	—	26	(100)%	250	563	(56)%
Gain on Preferred Units redemption	5,087	—	NM	9,580	—	NM
Gain (loss) on debt extinguishment	(27,975)	60	(46725)%	(27,975)	60	(46725)%
Unrealized gain on embedded derivatives	91,448	—	NM	88,562	—	NM
Interest expense	(25,347)	(32,607)	(22)%	(52,121)	(57,917)	(10)%
Equity in earnings of unconsolidated affiliates	47,786	16,511	189%	75,703	27,866	172%
Total other income (expense), net	90,999	(16,010)	(668)%	93,999	(29,428)	(419)%
Income (loss) before income tax	131,610	(15,366)	(957)%	153,675	2,770	5448%
Current income tax expense	162	—	NM	838	—	NM
Net income (loss) including noncontrolling interests	$131,448	$(15,366)	(955)%	$152,837	$2,770	5418%
*The results of the legacy ALTM business are not included in the Company’s consolidated financials prior to February 22, 2022. Refer to the Form 10-Q basis of presentation in Note 1—Description of the Organization and Summary of Significant Accounting Policies in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q, for further information.
NM - Not meaningful
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Revenues
For the three months ended June 30, 2022, revenue increased $199.8 million, or 147%, to $335.6 million, compared to $135.8 million for the same period in 2021. The increase was primarily driven by period to period higher commodity prices, increases in gathered and processed volumes, as well as similar increases in condensate and NGL volumes sold.
Service revenue
Service revenue consists of service fees paid to us by our customers for providing comprehensive gathering, treating, processing and water disposal services necessary to bring natural gas, NGLs and crude oil to market. Service revenue for the three months ended June 30, 2022, increased by $39.8 million, or 64%, to $102.1 million, compared to $62.2 million for the same period in 2021. This increase was primarily due to a period over period increase in gathered gas volumes of 596.2 Mcf per day, of which 370.3 Mcf per day are a result of new operations acquired through the Transaction. Service revenues are included entirely in the Midstream Logistics segment.

Product revenue
Product revenue consists of commodity sales (including condensate, natural gas residue, and NGLs). Product revenue for the three months ended June 30, 2022, increased by $158.6 million, or 223%, to $229.7 million, compared to $71.1 million for the same period in 2021, primarily due to period over period increases in NGL and condensate prices combined with increased sales volumes of these liquids. NGL prices increased $10.36 per barrel, or 34%, and condensate prices increased $44.35 per barrel or 73%. NGL and condensate sales volumes increased 3.4 million barrels, or 297%. This substantial increase was due to our plants being run in recovery for most of the three months ended June 30, 2022 versus rejection during the same period in 2021. For the same reason, natural gas residue sales volumes decreased by 2.4 million MMBtu, or 42%. Offsetting this decrease in volumes, natural gas prices increased period over period $4.27 per MMBtu, or over 150%. Product revenues are included entirely in the Midstream Logistics segment.
Operating Costs and Expenses
Costs of sales (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) primarily consists of purchases of NGLs and natural gas from our producers at contracted market prices to support product sales to other third parties. For the three months ended June 30, 2022, cost of sales increased $109.2 million, or 251%, to $152.7 million, compared to $43.5 million for the same period in 2021. The increase was primarily driven by the period to period increase in commodity prices and condensate and NGL volumes discussed above. Cost of sales (exclusive of depreciation and amortization) are included entirely in the Midstream Logistics segment.
Operating expenses
Operating expenses increased by $10.0 million, or 40%, to $35.3 million for the three months ended June 30, 2022, compared to $25.3 million for the same period in 2021. Of the total increase, $6.0 million was driven by the new operations acquired through the Transaction. The remaining increase was primarily driven by higher period over period electricity costs of $1.6 million and higher period over period internal labor costs of $1.5 million, $0.5 million of which are integration related.
General and administrative
General and administrative (“G&A”) expense increased by $20.6 million, or 386%, to $26.0 million for the three months ended June 30, 2022, compared to $5.3 million for the same period in 2021. The increase was primarily driven by share-based compensation recognized of $12.2 million, acquisition and integration costs of $4.3 million incurred in relation to the Transaction closed in February 2022, and an increase of $1.3 million in costs associated with ongoing litigation.
Other Income (Expense)
Gain (loss) on debt extinguishment
For the three months ended June 30, 2022, the Company recognized a loss on debt extinguishment of $28.0 million, compared with a gain of $0.1 million for the same period in 2021. The change reflected the loss on debt extinguishment recognized in relation to the comprehensive refinancing completed in June 2022.
Unrealized gain on embedded derivatives
For the three months ended June 30, 2022, the Company recognized an unrealized gain on derivatives of $91.4 million. The unrealized gain is a result of the decrease in fair value of the embedded derivative related to the redeemable noncontrolling interest Preferred Units. The substantial decrease in fair value of this derivative relates to the comprehensive debt refinancing that achieved more favorable interest terms for the Company and the partial redemption of these Preferred Units on July 1, 2022, which was known as of the end of the second quarter.
Equity in earnings of unconsolidated affiliates
Income from EMI pipelines increased by $31.3 million, or 189%, to $47.8 million for the three months ended June 30, 2022, compared to $16.5 million for the same period in 2021. The increase was primarily due to the acquisition of new EMI pipelines and additional equity interests in the Company’s existing EMI pipeline, PHP, through the Transaction closed in February 2022 and due to higher earnings. Equity in earnings of unconsolidated affiliates is included entirely in the Pipeline Transportation segment.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Revenues
For the six months ended June 30, 2022, revenue increased $309.0 million, or 109%, to $592.8 million, compared to $283.9 million for the same period in 2021. The increase was primarily driven by period to period higher commodity prices, increases in gas gathered and processed volumes, as well as similar increases in condensate and NGL volumes sold.
Service revenue
Service revenue consists of service fees paid to us by our customers for providing comprehensive gathering, treating, processing and water disposal services necessary to bring natural gas, NGLs and crude oil to market. Service revenue for the six months ended June 30, 2022, increased by $52.6 million, or 41%, to $182.5 million, compared to $129.9 million for the same period in 2021. This increase is primarily due to a period over period increase in gathered gas volumes of 547.8 Mcf per day, of which 309.2 Mcf per day are a result of new operations acquired through the Transaction. Service revenues are included entirely in the Midstream Logistics segment.
Product revenue
Product revenue consists of commodity sales (including condensate, natural gas residue, and NGLs). Product revenue for the six months ended June 30, 2022, increased by $253.5 million, or 168%, to $404.6 million, compared to $151.1 million for the same period in 2021, primarily due to period over period increases in NGL and condensate prices combined with increased sales volumes of these liquids. NGL prices increased $13.49 per barrel, or 46%, and condensate prices increased $41.05 per barrel, or 72%. NGL and condensate sales volumes increased 4.6 million barrels, or 203%. This substantial increase was due to our plants being run in recovery for part of the six months ended June 30, 2022 versus rejection during the same period in 2021. For the same reason, natural gas residue sales volumes decreased by 1.3 million MMBtu, or 11%. Offsetting this decrease in volumes, natural gas prices increased period over period by $2.22 per MMBtu, or 65%. Product revenues are included entirely in the Midstream Logistics segment.
Operating Costs and Expenses
Costs of sales (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) primarily consists of purchases of NGLs and natural gas from our producers at contracted market prices to support product sales to other third parties. For the six months ended June 30, 2022, cost of sales increased $192.5 million, or 239%, to $273.0 million, compared to $80.5 million for the same period in 2021. The increase was primarily driven by the period to period increases in commodity prices and NGL and condensate volumes discussed above. Cost of sales (exclusive of depreciation and amortization) are included entirely in the Midstream Logistics segment.
Operating expenses
Operating expenses increased by $24.3 million, or 60%, to $65.2 million for the six months ended June 30, 2022, compared to $40.8 million for the same period in 2021. Of the total increase, $8.6 million was driven by the new operations acquired through the Transaction. The remaining increase was primarily driven by higher period over period electricity costs of $10.3 million, and higher internal labor costs of $3.2 million, $1.9 million of which are integration related. The higher electricity costs were due to electricity credits received from one of our primary electricity providers during the month of February 2021 related to the extreme weather caused by Winter Storm Uri.
General and administrative
General and administrative (“G&A”) expense increased by $37.7 million, or 344%, to $48.7 million for the six months ended June 30, 2022, compared to $11.0 million for the same period in 2021. The increase was primarily driven by $18.3 million of recognized share-based compensation, acquisition and integration costs of $15.7 million incurred in relation to the Transaction closed in February 2022, and an increase of $1.3 million in costs associated with an ongoing litigation.

Other Income (Expense)
Gain (loss) on debt extinguishment
For the six months ended June 30, 2022, the Company recognized a loss on debt extinguishment of $28.0 million, compared with a gain of $0.1 million for the same period in 2021. The change reflected the loss on debt extinguishment recognized in relation to the comprehensive refinancing completed in June 2022.
Unrealized gain on embedded derivatives
For the six months ended June 30, 2022, the Company recognized an unrealized gain on derivatives of $88.6 million. The unrealized gain is a result of the decrease in fair value of the embedded derivative related to the redeemable noncontrolling interest Preferred Units. The substantial decrease in fair value of this derivative relates to the comprehensive debt refinancing that achieved more favorable interest terms for the Company and the partial redemption of these Preferred Units on July 1, 2022, which was known as of the end of the second quarter.
Equity in earnings of unconsolidated affiliates
Income from EMI pipelines increased by $47.8 million, or 172% to $75.7 million for the six months ended June 30, 2022, compared to $27.9 million for the same period in 2021. The increase was primarily due to the acquisition of new EMI pipelines and additional equity interests in the Company’s existing EMI pipeline, PHP, through the Transaction closed in February 2022 and due to higher earnings. Equity in earnings of unconsolidated affiliates is included entirely in the Pipeline Transportation segment.

Key Performance Metrics
Adjusted EBITDA
Adjusted EBITDA is defined as net income including noncontrolling interests adjusted for interest, taxes, depreciation and amortization, impairment charges, asset write-offs, the proportionate EBITDA from our equity method investments, equity in earnings from investments recorded using the equity method, share-based compensation expense, extraordinary losses and unusual or non-recurring charges. Adjusted EBITDA provides a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.
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

	Three Months Ended June 30,*			Six Months Ended June 30,*
	2022	2021	% Change	2022	2021	% Change

Reconciliation of net income including noncontrolling interests to Adjusted EBITDA	(In thousands, except percentages)
Net income including noncontrolling interests	$131,448	$(15,366)	(955)%	$152,837	$2,770	5418%
Add back:
Interest expense	25,347	32,607	(22)%	52,121	57,917	(10)%
Income tax expense	162	—	NM	838	—	NM
Depreciation and amortization	66,581	57,166	16%	127,604	113,137	13%
Amortization of contract costs	448	448	—%	896	896	—%
Proportionate EMI EBITDA	71,340	21,717	228%	112,081	37,973	195%
Share-based compensation	12,174	—	NM	18,304	—	NM
Loss on sale of assets	8,546	422	1925%	8,656	454	1807%
Loss (gain) on debt extinguishment	27,975	(60)	(46725)%	27,975	(60)	(46725)%
Derivative loss due to Winter Storm Uri	—	—	NM	—	13,456	(100)%
Integration Costs	5,286	—	NM	11,438	—	NM
Transaction Costs	674	—	NM	6,350	—	NM
Other one-time cost or amortization	2,259	515	339%	3,454	843	310%
Producer Settlement	—	6,827	(100)%	—	6,827	(100)%
Deduct:
Interest and other income	—	24	(100)%	—	41	(100)%
Gain on redemption of mandatorily redeemable Preferred Units	5,087	—	NM	9,580	—	NM
Unrealized gain on embedded derivatives	91,448	—	NM	88,562	—	NM
Equity income from unconsolidated affiliates	47,786	16,511	189%	75,703	27,866	172%
Adjusted EBITDA	$207,919	$87,741	137%	$348,709	$206,306	69%
* The results of the legacy ALTM business are not included in the Company’s consolidated financials prior to February 22, 2022. Refer to Note 1—Description of the Organization and Summary of Significant Accounting Policies for further information on the Company’s basis of presentation.
NM - not meaningful
Adjusted EBITDA increased by $120.2 million, or 137%, to $207.9 million for the three months ended June 30, 2022, compared to $87.7 million for the same period in 2021. The increase was primarily driven by an increase in net income including noncontrolling interest of $146.8 million, or 955%, and increases in add back related to the Company’s proportionate share of its EMI pipelines’ EBITDA of $49.6 million, or 228%, share-based compensation of $12.2 million and depreciation and amortization expense of $9.4 million, which are results of new operations acquired through the Transaction. The increase in add back was also due to increase in loss on debt extinguishment of $28.0 million as the Company completed its comprehensive refinancing in June 2022. The increase in adjusted EBITDA was partially offset by increases in unrealized gain on embedded derivatives of $91.4 million and EMI pipelines equity income of $31.3 million.
Adjusted EBITDA increased by $142.4 million, or 69% to $348.7 million for the six months ended June 30, 2022, compared to $206.3 million for the same period in 2021. The increase was primarily driven by an increase in net income including noncontrolling interest of $150.1 million, or 5418%, and increases in add back related to the Company’s proportionate share of its EMI pipelines’ EBITDA of $74.1 million, or 195%, share-based compensation of $18.3 million, depreciation and amortization expense of $14.5 million and integration costs of $11.4 million, which are results of new operations acquired through the Transaction. The increase in add back was also due to increase in loss on debt extinguishment of $28.0 million as the Company completed its comprehensive refinance in June 2022. The increase in adjusted EBITDA was partially offset by increases in unrealized gain on embedded derivatives of $88.6 million, EMI pipelines equity income of $47.8 million and a decrease in derivative loss add back due to the Winter Storm Uri of $13.5 million as no similar credit was taken during 2022.
The 2022 Adjusted EBITDA presented in the above table does not include any expected synergies including ad valorem taxes, operating expenses and corporate G&A, which will be recognized over the course of 2022.

Segment Adjusted EBITDA
Segment Adjusted EBITDA is defined as segment net earnings adjusted to exclude interest expense, income tax expense, depreciation and amortization, the proportionate effect of these same items for our equity method investments and other non-recurring items. The following table presents segment adjustment EBITDA for the three and six months ended June 30, 2022 and 2021. Also refer to Note 17—Segments in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for reconciliation of segment adjusted EBITDA to net income including noncontrolling interests.

	Three Months Ended June 30,*			Six Months Ended June 30,*
	2022	2021	% Change	2022	2021	% Change

	(In thousands, except percentages)
Midstream Logistics	$140,654	$68,743	105%	$243,383	$174,544	39%
Pipeline Transportation	70,887	21,435	231%	111,323	36,756	203%
Corporate and Other**	(3,622)	(2,437)	49%	(5,997)	(4,994)	20%
Total segment adjusted EBITDA	$207,919	$87,741	137%	$348,709	$206,306	69%
* The results of the legacy ALTM business are not included in the Company’s consolidated financials prior to February 22, 2022. Refer to Note 1—Description of the Organization and Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q for further information on the Company’s financial statement consolidation.
** Corporate and Other represents those results that: (i) are not specifically attributable to a reportable segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items.
Midstream Logistics segment adjusted EBITDA increased by $71.9 million, or 105%, to $140.7 million for the three months ended June 30, 2022, compared to $68.7 million for the same period in 2021. The increase was primarily driven by an increase in segment net income including noncontrolling interests of $38.8 million and increases in the add back related to loss on debt extinguishment of $28.0 million as the Company completed its comprehensive refinancing in June 2022, loss on sale of assets of $8.2 million for assets retired during the second quarter of 2022 and depreciation and amortization expense of $9.4 million due to new operations acquired through the Transaction. The increase was offset by a decrease in interest expense add back of $7.2 million.
Midstream Logistics segment adjusted EBITDA increased by $68.8 million, or 39%, to $243.4 million for the six months ended June 30, 2022, compared to $174.5 million for the same period in 2021. The increase was primarily driven by an increase in segment net income including noncontrolling interests of $39.8 million and increases in the add back related to loss on debt extinguishment of $28.0 million as the Company completed its comprehensive refinancing in June 2022, depreciation and amortization expense of $14.5 million and integration costs of $4.7 million due to new operations acquired through the Transaction, and loss on sale of assets of $8.2 million for assets retired during the second quarter of 2022. The increase was offset by a decrease in derivative loss due to the Winter Storm Uri of $13.5 million as no similar credit was taken in 2022 and a decrease in interest expense add back of $7.9 million.
Pipeline Transportation segment adjusted EBITDA increased by $49.5 million, or 231%, to $70.9 million for the three months ended June 30, 2022, compared to $21.4 million for the same period in 2021. The increase was driven by investments in GCX, EPIC and Shin Oak and a 100% increase in the Company’s investment in PHP, which were all acquired through the Transaction in February 2022. During the three months ended June 30, 2021, the Company only held a 26.67% interest in PHP.
Pipeline Transportation segment adjusted EBITDA increased by $74.6 million, or 203%, to $111.3 million for the six months ended June 30, 2022, compared to $36.8 million for the same period in 2021. The increase was driven by investments in GCX and Shin Oak and a 100% increase in the Company’s investment in PHP, which were all acquired through the Transaction in February 2022. During the six months ended June 30, 2021, the Company only held a 26.67% interest in PHP.

Capital Resources and Liquidity
The Company’s primary use of capital since inception has been for the initial construction of gathering and processing assets, as well as the acquisition of the EMI pipelines and associated subsequent construction costs. For 2022, the Company’s primary capital spending requirements are anticipated to be related to integration of the Alpine High gathering system with the legacy BCP system, certain integration related synergies including the relocation of compression units and treating assets to the legacy BCP processing plants, the Company’s contractual debt obligation, the Company’s payment of quarterly cash dividend on its Class A Common Stock and Common Units as may be declared by its Board of Directors (the “Board”) and cash payment upon redemption of remaining mandatorily redeemable Preferred Units.

During the six months ended June 30, 2022, the Company’s primary sources of cash were distributions from the EMI pipelines, borrowings under the Term Loan Credit Facility, proceeds from the offering of the Notes, and cash generated from operations. Based on the Company’s current financial plan and related assumptions including the Reinvestment Agreement, the Company believes that cash from operations, a reduced capital program for its midstream infrastructure, and distributions from the EMI pipelines will generate cash flows in excess of capital expenditures and the amount required to fund the Company’s planned quarterly dividend.
Given recent crude oil price volatility and economic uncertainty resulting from inflation, increased interest rates, the armed conflict in Ukraine and related governmental actions, the Company continues to monitor expected natural gas throughput volumes and capacity utilization of the EMI pipelines.
Comprehensive Refinancing
On June 8, 2022, the Partnership completed the private placement of $1.00 billion aggregate principal amount of 5.875% Sustainability-Linked Senior Notes due 2030, which are fully and unconditionally guaranteed by the Company. In addition, the Partnership entered into a new Revolving Credit Agreement, which provides for a $1.25 billion senior unsecured Revolving Credit Facility maturing on June 8, 2027, and a new TLA, which provides for a $2.00 billion senior unsecured Term Loan Credit Facility maturing on June 8, 2025. Proceeds from the Notes and the Term Loan Credit Facility were used to repay all outstanding borrowings under our existing credit facilities and to pay fees and expenses related to the offering. Refer to Note 6 — Debt and Financing Costs in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for further information.
Capital Requirements and Expenditures
Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational regulations. During the six months ended June 30, 2022 and 2021, capital spending for midstream infrastructure assets totaled $71.4 million and $39.4 million, respectively. Management believes its existing gathering, processing, and transmission infrastructure capacity is capable of fulfilling its midstream contracts to service its customers. During the six months ended June 30, 2022, the Company contributed $2.7 million to one of its EMI pipelines compared to $20.5 million contributed in the same period of 2021.
The Company anticipates its existing capital resources will be sufficient to fund the future capital expenditures for EMI pipelines and the Company’s existing infrastructure assets. For further information on EMIs, refer to Note 9—Equity Method Investments in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q.
Cash Flows
The following tables present cash flows from operating, investing, and financing activities during the periods presented:

	For the Six Months Ended June 30,
	2022	2021

	(In thousands)
Cash provided by operating activities	$268,918	$94,210
Cash used in investing activities	$(69,059)	$(62,517)
Cash used in financing activities	$(213,269)	$(32,242)

Operating Activities. Net cash provided by operating activities increased by $174.7 million for the six months ended June 30, 2022 compared with the same period in 2021. The change in the operating cash flows reflected increases in net income including noncontrolling interests of $150.1 million, adjustments related to non-cash items of $12.4 million and cash provided by changes in working capital of $12.3 million. Period over period increase in cash provided by operating activities was primarily driven by the new operations acquired through the Transaction, including three EMI pipelines and additional equity interests of the Company’s existing EMI pipeline acquired through the Transaction. The increase was also due to the increase in loss on debt extinguishment, which was a result of the comprehensive refinancing completed in June 2022. The increase was offset by derivative fair value adjustment recognized during the first half of 2022.
Investing Activities. Net cash used in investing activities increased by $6.5 million for the six months ended June 30, 2022 compared with the same period in 2021. The increase was primarily driven by increase in property, plant and equipment expenditure of $32.1 million and intangible assets expenditure of $5.8 million. The increase in cash outflow was offset by an increase in cash inflow of $13.4 million acquired through the acquisition closed in February 2022 and reduction of investments made to unconsolidated affiliates of $17.8 million.
Financing Activities. Net cash used in financing activities increased by $181.0 million for the six months ended June 30, 2022 compared with the same period in 2021. The increase was primarily due to increases in cash outflow for redemption of mandatorily redeemable Preferred Units of $152.6 million, net payments to the Company’s outstanding debts of $23.2 million, cash dividends paid to holders of Class A Common Stock of $11.2 million, cash distributions paid to holders of Preferred Units of $8.8 million and reduction of equity contribution receipt of $14.9 million. The increase in cash outflow was offset by a reduction of cash distributions paid to holders of Class C Common Units of $29.7 million.
Dividend and Distribution Reinvestment Agreement
On February 22, 2022, the Company entered into a Dividend and Distribution Reinvestment Agreement (the “Reinvestment Agreement”) with certain stockholders including BCP Raptor Aggregator, LP, BX Permian Pipeline Aggregator, LP, Buzzard Midstream LLC, APA Corporation Apache Midstream LLC, and certain individuals (each, a “Reinvestment Holder”). Under the Reinvestment Agreement, each Reinvestment Holder is obligated to reinvest at least 20% of all distributions on Common Units or dividends on shares of Class A Common Stock in the Company’s Class A Common Stock. Additionally, the Audit Committee and subsequently the Board resolved that for the calendar year 2022, 100% of all distributions or dividends received by each Reinvestment Holder would be reinvested in newly issued shares of Class A Common Stock.
On May 17, 2022, the Company made cash dividend payments of $11.7 million to holders of Class A Common Stock and Common Units and $87.7 million was reinvested in shares of Class A Common Stock by each Reinvestment Holder.
Stock Split
On May 19, 2022, the Company announced a two-for-one Stock Split with respect to its Class A Common Stock and Class C Common Stock in the form of a stock dividend. The Stock Split was accomplished by distributing one additional share of Class A Common Stock for each share of Class A Common Stock outstanding and one additional share of Class C Common Stock for each share of Class C Common Stock outstanding. The additional shares of Common Stock were issued on June 8, 2022 to holders of record at the close of business on May 31, 2022.
Dividend
On July 20, 2022, the Board declared a cash dividend of $0.75 per share on the Company’s Class A Common Stock, which will be payable on August 17, 2022. On July 20, 2022, the Company, through its ownership of the general partner of the Partnership, also declared a distribution of $0.75 per Common Unit from the Partnership to the holders of Common Units, which will be payable on August 17, 2022. As context requires, dividends paid to holders of Class A Common Stock and distributions paid to holders of Common Units may be referred to collectively as “dividends.”
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

The Preferred Units entitle the holders to receive quarterly distributions at a rate of 7% per annum, commencing with the quarter ended June 30, 2019. The rate increases to 10% per annum upon the occurrence of specified events. There were 396,417 redeemable noncontrolling interest Preferred Units outstanding as of June 30, 2022.
On the Closing Date of the Transaction, the Company effectuated the Third Amended and Restated Agreement of Limited Partnership of the Partnership (“Partnership LPA”), which, among other things, provides for mandatory redemptions by the Partnership of 50,000 Preferred Units at or prior to each of the six-, twelve- and eighteen-month anniversaries of the effectiveness from the Partnership LPA, for an aggregate of 150,000 Preferred Units over such eighteen-month period. There were 26,428 mandatory redeemable Preferred Units outstanding as of June 30, 2022.
In July 2022, the Company redeemed the remaining 400,000 Preferred Units along with 22,845 PIK units for an aggregate redemption price of $492.2 million. For further information on the Preferred Units, refer to Note 11—Series A Cumulative Redeemable Preferred Units in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q.
Liquidity
The following table presents a summary of the Company’s key liquidity indicators at the dates presented:

	June 30, 2022	December 31, 2021

	(In thousands)
Cash and cash equivalents	$5,319	$18,729
Total debt	$2,971,270	$2,307,702
Available committed borrowing capacity	$1,250,000	$133,000
Cash and cash equivalents
As of June 30, 2022 and December 31, 2021, the Company had $5.3 million and $18.7 million, respectively, in cash and cash equivalents. The majority of the cash is invested in highly liquid, investment-grade instruments with maturities of three months or less at the time of purchase.
Total Debt and Available credit facilities
There is no assurance that the financial condition of banks with lending commitments to Company will not deteriorate. The Company closely monitors the ratings of the banks in the Company’s bank group. Having a large bank group allows the Company to mitigate the potential impact of any bank’s failure to honor its lending commitment.
Guarantor Information
In June 2022, the Company completed the comprehensive refinancing, which included the issuance of the Notes and entry into the TLA and the Revolving Credit Agreement by the Partnership. These debt obligations are fully and unconditionally guaranteed by the Company. The guarantee of the Notes is subject to certain customary release, including the exercise of legal defeasance or covenant defeasance options, the satisfaction and discharge of the indentures governing the Notes, and the release of the guarantor from its guarantee of the Notes in accordance to the indentures governing the Notes.

Contractual Obligations
We have contractual obligations for principal and interest payments on our term loan credit facility. See Note 6—Debt and Financing Costs in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q.
Under certain of our transportation services agreements with third party pipelines to transport natural gas and NGLs, if we fail to ship a minimum throughput volume during any year, then we will pay a deficiency payment for transportation based on the volume shortfall up to the MVC amount. The Company has made no historical shortfall payments through June 30, 2022.

Off-Balance Sheet Arrangements
As of June 30, 2022, there were no off-balance sheet arrangements.

Critical Accounting Policies
The Company’s significant accounting policies, described in the Summary of Significant Accounting Policies in Exhibit 99.1 to Current Report on Form 8-K filed on July 5, 2022 and the Company’s Quarterly Report on Form 10-Q filed on May 10, 2022 are fundamental to understanding our results of operations and financial condition. There has been no significant change to the Company’s significant accounting policies subsequent to the Form 8-K filed on July 5, 2022. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in Note 1—Description of the Organization and Summary of Significant Accounting Policies in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q.

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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2022, the Company had interest bearing debt, net of deferred financing costs, with principal amount of $2.97 billion. The interest rate for the revolving and term loan credit facilities are variable, which exposes the Company to the risk of increased interest expense in the event of increases to short-term interest rates. Accordingly, results of operations, cash flows, financial condition, and the ability to make cash distributions could be adversely affected by significant increases in interest rates. If interest rates increase by 1.0%, the Company’s consolidated interest expense would have increased by approximately $5.1 million for the quarter ended June 30, 2022 on a pro forma basis giving effect of the Company’s comprehensive refinance completed at the beginning of the second quarter 2022. The Company may periodically enter into interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. Refer to Note 16—Derivative and Hedging Activities in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for additional discussion regarding our hedging strategies and objectives.
Credit Risk
The Company is subject to credit risk resulting from nonpayment or nonperformance by, or the insolvency or liquidation of third-party customers. Any increase in the nonpayment and nonperformance by, or the insolvency or liquidation of, the Company’s customers could adversely affect the Company’s results of operations.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of June 30, 2022, pursuant to Rule 13a-15(b) of the Exchange Act, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting and Administrative Operating Officer, who serves as the principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Accounting and Administrative Operating Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.
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
Change in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2022, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For further information regarding legal proceedings, refer to Note 8—Commitments and Contingencies in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q.

ITEM 1A. RISK FACTORS
Please refer to Part II, Item 1A — Risk Factors of the Company’s Quarterly Report Form 10-Q for the first quarter of 2022 filed on May 10, 2022.

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

4.3	–
Indenture, dated June 8, 2022, by and among Kinetik Holdings Inc., Kinetik Holdings LP and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2022).

4.4	–	Form of 5.875% Sustainability-Linked Senior Notes (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 14, 2022).
10.1	–
Third Amended and Restated Agreement of Limited Partnership of Altus Midstream LP, dated as of October 22, 2021. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2022).

10.2*	–	Form of Restricted Stock Unit Agreement (Directors).
10.3*	–	Form of Deferred Stock Unit Agreement (Directors).
10.4	–
Purchase Agreement dated June 1, 2022 by and among Kinetik Holdings Inc., Kinetik Holdings LP and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2022).

10.5***	–
Revolving Credit Agreement, dated June 8, 2022, by and among Kinetik Holdings LP and Bank of America, N.A., as administrative agent, and the banks and other financial institutions party thereto, as lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2022).

10.6***	–
Loan Credit Agreement, dated June 8, 2022, by and among Kinetik Holdings LP and PNC Bank, National Association, as administrative agent, and the banks and other financial institutions party thereto, as lenders (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 14, 2022).

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

KINETIK HOLDINGS INC.

Dated:	August 9, 2022	/s/ Jamie Welch
Jamie Welch
Chief Executive Officer, President, Chief Financial Officer and Director
(Principal Executive Officer)

Dated:	August 9, 2022	/s/ Steven Stellato
Steven Stellato
Executive Vice President, Chief Accounting and Chief Administrative Operating Officer
(Principal Financial Officer)