Form 10-Q
period 2022-09-30
Kinetik Holdings Inc.
filed 2022-11-09
CIK 1692787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2022
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
(Zip Code)

(713) 621-7330
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value	KNTK	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s Class A Common Stock, par value $0.0001 per share issued and outstanding as of October 31, 2022	43,082,157
Number of shares of registrant’s Class C Common Stock, par value $0.0001 per share issued and outstanding as of October 31, 2022	94,270,000

i

GLOSSARY OF TERMS
The following are abbreviations and definitions of certain terms used in this Quarterly Report on Form 10-Q and certain terms which are commonly used in the exploration, production and midstream sectors of the oil and natural gas industry:
•ASC. Accounting Standards Codification.
•ASU. Accounting Standards Update.
•Bbl. One stock tank barrel of 42 United States (“U.S.”) gallons liquid volume used herein in reference to crude oil, condensate or natural gas liquids.
•Bcf. One billion cubic feet
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
•SEC. United States Securities and Exchange Commission.
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
•our access to capital and our anticipated liquidity;
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
•the occurrence of an extreme weather event, terrorist attack or other event that materially impacts project construction and our operations, including cyber or other attached on electronic systems;
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,*		Nine Months Ended September 30,*
	2022	2021	2022	2021

	(In thousands, except per share data)
Operating revenues:
Service revenue	$107,597	$72,578	$290,122	$202,482
Product revenue	213,803	93,266	618,382	244,358
Other revenue	3,776	742	9,493	3,615
Total operating revenues	325,176	166,586	917,997	450,455
Operating costs and expenses:
Costs of sales (exclusive of depreciation and amortization shown separately below)	145,208	60,503	418,197	141,011
Operating expenses	35,845	22,731	100,996	63,575
Ad valorem taxes	5,903	3,238	15,936	9,003
General and administrative expenses	23,468	6,957	72,180	17,920
Depreciation and amortization	65,005	57,154	192,609	170,291
Loss (gain) on disposal of assets	3,946	(37)	12,602	417
Total operating costs and expenses	279,375	150,546	812,520	402,217
Operating income	45,801	16,040	105,477	48,238
Other income (expense):
Interest and other income	—	3,578	250	4,141
Gain on redemption of mandatorily redeemable Preferred Units	—	—	9,580	—
Gain (loss) on debt extinguishment	—	(56)	(27,975)	4
Gain on embedded derivative	488	—	89,050	—
Interest expense	(40,464)	(30,541)	(92,585)	(88,458)
Equity in earnings of unconsolidated affiliates	45,003	16,826	120,706	44,692
Total other income (expense), net	5,027	(10,193)	99,026	(39,621)
Income before income taxes	50,828	5,847	204,503	8,617
Income tax expense	1,406	1,207	2,244	1,207
Net income including noncontrolling interest	49,422	4,640	202,259	7,410
Net income attributable to Preferred Unit limited partners	708	—	115,203	—
Net Income attributable to common shareholders	48,714	4,640	87,056	7,410
Net income attributable to Common Unit limited partners	33,778	4,640	61,817	7,410
Net income attributable to Class A Common Shareholders	$14,936	$—	$25,239	$—

Net income attributable to Class A Common Shareholders per share
Basic	$1.04	$—	$1.24	$—
Diluted	$1.04	$—	$1.24	$—
Weighted-average shares **
Basic	41,816	—	40,042	—
Diluted	41,855	—	40,075	—
* The results of the legacy ALTM business are not included in the Company’s consolidated financials prior to February 22, 2022. Refer to the basis of presentation in Note 1—Description of the Organization and Summary of Significant Accounting Policies in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for further information.
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
The accompanying Notes are an integral part of the unaudited Condensed Consolidated Financial Statements

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2022	2021

	(In thousands, except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,728	$18,729
Accounts receivable, net of allowance for credit losses of $1,000 in 2022 and 2021	269,634	178,107
Prepaid and other current assets	37,431	20,683
	318,793	217,519
NONCURRENT ASSETS:
Property, plant and equipment, net	2,528,659	1,839,279
Intangible assets, net	722,391	786,049
Operating lease right-of-use assets	34,677	61,562
Deferred charges and other assets	25,505	22,320
Investment in unconsolidated affiliates	2,372,596	626,477
Goodwill	4,557	—
	5,688,385	3,335,687
Total assets	$6,007,178	$3,553,206

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,002	$12,220
Accrued expenses	235,160	135,643
Derivative liabilities	—	2,667
Current portion of operating lease liabilities	25,466	31,776
Current portion of long-term debt, net	—	54,280
Other current liabilities	8,039	4,339
	284,667	240,925
NONCURRENT LIABILITIES:
Long-term debt, net	3,447,513	2,253,422
Contract liabilities	22,707	11,674
Operating lease liabilities	9,033	29,889
Derivative liabilities	—	200
Other liabilities	2,867	2,219
Contingent liabilities	—	839
Deferred tax liabilities	13,082	7,190
	3,495,202	2,305,433
Total liabilities	3,779,869	2,546,358

COMMITMENTS AND CONTINGENCIES (Note 8)
Redeemable noncontrolling interest — Common Unit limited partners	3,061,861	1,006,838

EQUITY:
Class A Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 43,082,157 and nil shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively*	4	—
Class C Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 94,270,000 and 100,000,000 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively*	9	10
Additional paid-in capital	107,182	—
Accumulated deficit	(941,747)	—
	(834,552)	10
Total liabilities, noncontrolling interests, and equity	$6,007,178	$3,553,206

* Share amounts have been retroactively restated to reflect the Company’s Stock Split (as defined in Note 10—Equity and Warrants), which was effected on June 8, 2022. Refer to Note 10—Equity and Warrants in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for further information.
The accompanying Notes are an integral part of the unaudited Condensed Consolidated Financial Statements

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$202,259	$7,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	192,609	170,291
Amortization of debt issuance costs	8,053	9,991
Amortization of contract costs	1,344	1,815
Contingent liabilities remeasurement	(839)	(377)
Distributions from unconsolidated affiliates	185,786	47,017
Derivatives settlement	11,115	(17,959)
Derivatives fair value adjustment	(103,032)	13,943
Gain on redemption of mandatorily redeemable Preferred Units	(9,580)	—
Loss on disposal of assets	12,602	417
Equity in earnings from unconsolidated affiliates	(120,706)	(44,692)
(Gain) loss on debt extinguishment	27,975	(4)
Share-based compensation	30,966	—
Deferred income taxes	1,882	1,207
Change in operating assets and liabilities:
Accounts receivable	(73,927)	(118,606)
Other assets	(9,583)	(7,303)
Accounts payable	926	(2,141)
Accrued liabilities	95,675	96,347
Operating lease liabilities	(281)	1,994
Net cash provided by operating activities	453,244	159,350
CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment expenditures	(160,478)	(60,609)
Intangible assets expenditures	(13,332)	(3,733)
Investment in unconsolidated affiliates	(56,199)	(20,522)
Cash proceeds from disposals	190	3,541
Net cash acquired in acquisition	13,401	—
Net cash used in investing activities	(216,418)	(81,323)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	3,000,000	30,189
Principal payments on long-term debt	(2,294,130)	(80,177)
Payment on debt issuance costs	(36,873)	(3,152)
Proceeds from revolver	537,000	33,000
Payment on revolver	(771,000)	(27,000)
Redemption of mandatorily redeemable Preferred Units	(183,297)	—
Redemption of redeemable noncontrolling interest Preferred Units	(461,460)	—
Distributions paid to mandatorily redeemable Preferred Units holders	(1,850)	—
Distributions paid to redeemable noncontrolling interest Preferred Units limited partners	(6,937)	—
Cash dividends paid to Class A Common Stock shareholders	(24,351)	—
Distributions paid to Class C Common Units limited partners	(929)	(30,189)
Equity contributions	—	14,890
Net cash used in financing activities	(243,827)	(62,439)
Net change in cash	$(7,001)	$15,588

CASH, BEGINNING OF PERIOD	$18,729	$19,591
CASH, END OF PERIOD	$11,728	$35,179
SUPPLEMENTAL SCHEDULE OF INVESTING AND FINANCING ACTIVITIES
Cash paid for interest, net of amounts capitalized	$76,592	$81,521
Property and equipment and intangible accruals in accounts payable and accrued liabilities	$17,717	$9,357
Class A Common Stock issued through dividend and distribution reinvestment plan	$175,453	$—

Fair value of ALTM assets acquired	$2,446,429	$—
Class A Common Stock issued in exchange	1,013,745	—
ALTM liabilities and mezzanine equity assumed	$1,432,684	$—
The accompanying Notes are an integral part of the unaudited Condensed Consolidated Financial Statements

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Redeemable Noncontrolling Interest — Preferred Unit Limited Partners*	Redeemable Noncontrolling Interest — Common Unit Limited Partners	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
			Shares**	Amount	Shares**	Amount

	(In thousands)		(In thousands)
For the Quarter Ended September 30, 2021
Balance at June 30, 2021	$—	$1,029,126	—	$—	100,694	$10	$—	$—	$10
Net income	—	4,640	—	—	—	—	—	—	—
Balance at September 30, 2021	$—	$1,033,766	—	$—	100,694	$10	$—	$—	$10

For the Quarter Ended September 30, 2022
Balance at June 30, 2022	$563,338	$3,251,290	40,551	$4	94,450	$9	$—	$(1,181,343)	$(1,181,330)
Redemption of Common Units	—	(6,765)	180	—	(180)	—	6,765	—	6,765
Redemption of Preferred Units	(461,460)	—	—	—	—	—	—	—	—
Excess of carrying amount over Preferred Units redemption price	(102,586)	76,623	—	—	—	—	—	32,900	32,900
Issuance of Class A Common Stock through dividend and distribution reinvestment plan	—	—	2,351	—	—	—	87,756	—	87,756
Share-based compensation	—	—	—	—	—	—	12,661	—	12,661
Net income	708	33,778	—	—	—	—	—	14,936	14,936
Change in redemption value of noncontrolling interests	—	(222,227)	—	—	—	—	—	222,227	222,227
Distributions paid to Common Unit limited partners	—	(70,838)	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($0.75 per share)	—	—	—	—	—	—	—	(30,467)	(30,467)
Balance at September 30, 2022	$—	$3,061,861	43,082	$4	94,270	$9	$107,182	$(941,747)	$(834,552)
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

The accompanying Notes are an integral part of the unaudited condensed consolidated financial statements

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS - (Continued)
(Unaudited)

	Redeemable Noncontrolling Interest — Preferred Unit Limited Partners*	Redeemable Noncontrolling Interest — Common Unit Limited Partners	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
			Shares**	Amount	Shares**	Amount

	(In thousands)		(In thousands)
For the Nine Months Ended September 30, 2021
Balance at December 31, 2020	$—	$1,041,655	—	$—	101,198	$10	$—	$—	$10
Contribution	—	14,890	—	—	492	—	—	—	—
Distribution paid to Common Unit limited partners	—	(30,189)	—	—	(996)	—	—	—	—
Net income	—	7,410	—	—	—	—	—	—	—
Balance at September 30, 2021	$—	$1,033,766	—	$—	100,694	$10	$—	$—	$10

For the Nine Months Ended September 30, 2022
Balance at December 31, 2021	$—	$1,006,838	—	$—	100,000	$10	$—	$—	$10
ALTM acquisition	462,717	—	32,493	3	—	—	1,013,742	—	1,013,745
Distributions paid to Preferred Unit limited partners	(6,937)	—	—	—	—	—	—	—	—
Redemption of Common Units	—	(179,323)	5,730	1	(5,730)	(1)	179,323	—	179,323
Redemption of Preferred Units	(461,460)	—	—	—	—	—	—	—	—
Excess of carrying amount over Preferred Units redemption price	(109,523)	76,623	—	—	—	—	—	32,900	32,900
Issuance of common stock through dividend and distribution reinvestment plan	—	—	4,855	—	—	—	175,453	—	175,453
Share-based compensation	—	—	4	—	—	—	30,966	—	30,966
Remeasurement of contingent consideration	—	—	—	—	—	—	4,451	—	4,451
Net income	115,203	61,817	—	—	—	—	—	25,239	25,239
Change in redemption value of noncontrolling interests	—	2,237,635	—	—	—	—	(1,296,753)	(940,882)	(2,237,635)
Distributions paid to Common Units limited partners	—	(141,729)	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($1.50 per share)	—	—	—	—	—	—	—	(59,004)	(59,004)
Balance at September 30, 2022	$—	$3,061,861	43,082	$4	94,270	$9	$107,182	$(941,747)	$(834,552)
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

The accompanying Notes are an integral part of the unaudited condensed consolidated financial statements

KINETIK HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These condensed consolidated financial statements have been prepared by Kinetik Holdings Inc. (formerly known as Altus Midstream Company) (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). They reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods, on a basis consistent with the annual audited financial statements, with the exception of recently adopted accounting pronouncements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with Kinetik Holdings Inc.’s audited financial statements and related notes thereto for the year ended December 31, 2021 filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 5, 2022.
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
Pursuant to the Contribution Agreement, in connection with the closing of the Transaction (the “Closing”), (i) Contributor contributed all of the equity interests of BCP and BCP Raptor Holdco GP, LLC, a Delaware limited liability company and the general partner of BCP (“BCP GP” and, together with BCP, the “Contributed Entities”), to the Partnership; and (ii) in exchange for such contribution, the Partnership transferred to Contributor 50,000,000 common units representing limited partner interests in the Partnership (“Common Units”) and t 50,000,000 shares of the Company’s Class C Common Stock, par value $0.0001 per share (“Class C Common Stock”).
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
In connection with the Closing, the Company changed its name from “Altus Midstream Company” (“ALTM”) to “Kinetik Holdings Inc.” Unless otherwise noted or the context requires otherwise, references herein to Kinetik Holdings Inc. “the Company”, “us”, “our”, “we” or similar terms, with respect to time periods prior to February 22, 2022, include BCP and its consolidated subsidiaries and do not include ALTM and its consolidated subsidiaries, while references herein to Kinetik Holdings Inc. with respect to time periods from and after February 22, 2022, include ALTM and its consolidated subsidiaries.
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
On February 22, 2022, upon the Closing, BCP and its subsidiaries became wholly owned subsidiaries of the Partnership. The Transaction was accounted for as a reverse merger pursuant to ASC 805 Business Combination (“ASC 805”). Refer to Note 2—Business Combination in the Notes to our Condensed Consolidated Financial Statements for further information.
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
Use of Estimates
Preparation of financial statements in conformity with GAAP and disclosure of contingent assets and liabilities requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates its estimates and assumptions on a regular basis. Actual results may differ from these estimates and assumptions used in preparation of its condensed consolidated financial statements, and changes in these estimates are recorded when known. Significant items subject to such estimates and assumptions include the valuation of tangible and intangible assets, share-based compensation, contingent liabilities, warrants, and noncontrolling interests.

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
Redeemable Noncontrolling Interest — Common Units Limited Partners
Pursuant to the Contribution Agreement, in connection with the Closing, (i) Contributor contributed all of the equity interests of the Contributed Entities to the Partnership; and (ii) in exchange for such contribution, the Partnership transferred to Contributor 50,000,000 common units representing limited partner interests in the Partnership and 50,000,000 shares of the Company’s Class C Common Stock, par value $0.0001 per share. Please refer to “The Transaction” above.
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
Redeemable Noncontrolling Interest — Preferred Unit Limited Partners
The Partnership issued Series A Cumulative Redeemable Preferred Units (“Preferred Units”) on June 12, 2019. As the Transaction was accounted for as a reverse merger, the Company assumed certain Preferred Units that were issued and outstanding at Closing for accounting purposes.
The Preferred Units are accounted for on the Company’s Condensed Consolidated Balance Sheet as a redeemable noncontrolling interest classified as temporary equity based on the terms of the Preferred Units. Certain redemption features embedded within the terms of the Preferred Units required bifurcation and measurement at fair value and are accounted for on the Company’s Condensed Consolidated Balance Sheet as a long-term liability embedded derivative. During the nine months ended September 30, 2022, the Company redeemed all outstanding Preferred Units. See discussion and additional detail in Note 11—Series A Cumulative Redeemable Preferred Units in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q.
Equity Method Investments
The Company follows the equity method of accounting when it does not exercise control over its equity interests, but can exercise significant influence over the operating and financial policies of the entity. Under this method, the equity investments are carried originally at acquisition cost, increased by the Company’s proportionate share of the equity interest’s net income and contributions made, and decreased by the Company’s proportionate share of the equity interest’s net losses and distributions received. The Company determines whether distributions are a return on or a return of the investment based on the nature of the distribution approach, under which the Company classifies distributions from an investee by evaluating the facts, circumstances and nature of each distribution. As distributions from the Company’s equity method investment (“EMI”) pipeline entities are generated from their respective normal course of business, the Company classifies the distributions as return on investments and as cash flow from operating activities. Please refer to Note 9—Equity Method Investments in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q, for further information of the Company’s equity method investments. Equity method investments acquired in the Transaction were recorded at fair value upon Closing. See discussion and additional detail in Note 2—Business Combination in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for purchase price allocation of the Transaction.

Inventory
Other current assets include condensate, residue gas and NGLs inventories that are valued at the lower of cost or market. At the end of each reporting period, the Company assesses the carrying value of inventory and makes any adjustments necessary to reduce the carrying value to the applicable net realizable value. Inventory was valued at $13.1 million and $2.1 million as of September 30, 2022 and December 31, 2021, respectively.
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
The Company’s management assesses whether there has been an impairment trigger, and if a trigger is identified, then the Company would perform an undiscounted cash flow test at the lowest level for which identifiable cash flows are independent of cash flows from other assets. If the sum of the undiscounted future net cash flows is less than the net book value of the property, an impairment loss is recognized for any excess of the property’s net book value over its estimated fair value. The Company did not recognize impairment losses for long-lived assets during the three and nine months ended September 30, 2022 and 2021.
Transactions with Affiliates
The accounts receivable from or payable to affiliates represent the net result of the Company’s monthly revenue, capital and operating expenditures, and other miscellaneous transactions to be settled with Apache and its subsidiaries, who controlled the Company prior to the Transaction. Accounts receivable from affiliates was $24.1 million as of September 30, 2022. Revenue from affiliates was $35.2 million and $81.4 million for the three and nine months ended September 30, 2022, respectively. Accrued expense due to affiliates was immaterial as of September 30, 2022, and operating expenses were $0.2 million and $0.5 million for the three and nine months ended September 30, 2022, respectively.
In addition, the Company incurred cost of sales with two of its EMI pipeline entities, Permian Highway Pipeline LLC (“PHP”) and Breviloba, LLC (“Breviloba”). The Company paid a demand fee to PHP and paid a capacity fee to Breviloba for certain volumes moving on the Shin Oak NGL Pipeline. For the three and nine months ended September 30, 2022, the Company recorded cost of sales of $3.7 million and $10.8 million, respectively, with these affiliates.
Net Income Per Share
Basic net income per share is calculated by dividing net income attributable to Class A common shareholders by the weighted-average number of shares of Class A Common Stock outstanding during the period. Class C Common Stock is excluded from the weighted-average shares outstanding for the calculation of basic net income per share, as holders of Class C Common Stock are not entitled to any dividends or liquidating distributions. No net income per share was computed for the three and nine months ended September 30, 2021, as no Class A Common Stock was outstanding with respect to BCP as the accounting acquirer as of September 30, 2021.
The Company uses the “if-converted method” to determine the potential dilutive effect of (i) an assumed exchange of outstanding Common Units (and the cancellation of a corresponding number of shares of outstanding Class C Common Stock) for shares of Class A Common Stock and (ii) an assumed exercise of the outstanding public and private warrants for shares of Class A Common Stock. The dilutive effect of any earn-out consideration payable in shares is only included in periods for which the underlying conditions for the issuance are met.
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
Effective January 1, 2022, the Company adopted ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 was issued to ease the potential accounting burden expected when global capital markets move away from LIBOR, the benchmark interest rate banks use to make short-term loans to each other. The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationship, and other transactions affected by reference rate reform if certain criteria are met. Interest rate applied to the Company’s new Term Loan and Revolver borrowings resulting from the comprehensive refinance is based on Secured Overnight Financing Rate (“SOFR”), which is a broad measure of the cost of borrowing cash overnight collateralized by treasury securities. Refer to Note 6—Debt and Financing Costs in the Notes to our Condensed Consolidated Financial Statements of this Form 10-Q for discussion of SOFR applicable to the Company’s debt structures.
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

2.    BUSINESS COMBINATION
Altus Business Combination
On February 22, 2022, the Company consummated the previously announced business combination transactions contemplated by the Contribution Agreement, dated as of October 21, 2021. Pursuant to the Contribution Agreement, in connection with the Closing, (i) Contributor contributed all of the equity interests of the Contributed Entities to the Partnership; and (ii) in exchange for such contribution, the Partnership transferred to Contributor 50,000,000 common units representing limited partner interests in the Partnership and 50,000,000 shares of the Company’s Class C Common Stock, par value $0.0001 per share. Please refer to “The Transaction” discussed above.

The Transaction was accounted as a reverse merger in accordance with ASC 805, which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair value. The Company also adopted ASU 2021-08, effective as of January 1, 2022, to record contract liabilities at their carrying value as of the acquisition date. Although the Company was the legal acquirer, BCP was determined to be the accounting acquirer and legal acquiree. As a result, BCP and its subsidiaries’ net assets were carried at historical value, acquired net assets were measured at fair value except contract liabilities being recorded at carrying value at the acquisition date, and results of operations of ALTM and its subsidiaries were included in the Company’s Condensed Consolidated Financial Statements from the Closing Date going forward.
The preliminary purchase price allocation is based on an assessment of the fair value of the assets acquired and liabilities assumed in the acquisition using inputs that are not observable in the market and thus Level 3 inputs. The fair value of the processing plant, gathering system and related facilities and equipment are based on market and cost approaches. The goodwill of $4.6 million relates to operational synergies and is included in the Midstream Logistics segment. The value of the Preferred Units and assumed contingent liability is determined through a probability-weighted analysis of the expected future cash flows and other applicable valuation techniques. See additional details for Preferred Units in Note 11—Series A Cumulative Redeemable Preferred Units and contingent liabilities in Note 8—Commitments and Contingencies in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q. Certain data necessary to complete the purchase price allocation is not yet available, including, but not limited to, valuation of the underlying assets of the equity method investments and liabilities assumed. However, the Company is continuing its review of these matters during the measurement period, and if new information obtained about facts and circumstances that existed at the acquisition date identifies adjustments to the liabilities initially recognized, as well as any additional liabilities that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional amounts initially recognized. The Company will finalize the purchase price allocation during the 12-month period following the acquisition date.
The following table summarizes the preliminary estimated fair value of assets acquired and liabilities assumed in the Transaction in accordance with ASC 805:

(In thousands)	Amount
Cash and cash equivalent	$13,401
Accounts receivable	1,919
Accounts receivable - affiliates	15,681
Property, plant, and equipment, net	634,923
Intangible assets, net	13,200
Investments in unconsolidated affiliates	1,755,000
Prepaid expense and other assets	7,748
Goodwill	4,557
Total assets acquired	2,446,429

Accrued expenses and other accrued liabilities	5,687
Long-term debt	657,000
Embedded derivative liabilities	89,050
Contract liabilities	9,102
Mandatory redeemable Preferred Units	200,667
Deferred tax liabilities	4,010
Contingent liabilities	4,451
Total liabilities assumed	969,967

Redeemable noncontrolling interest - Preferred Unit limited partners	462,717
Total consideration transferred	$1,013,745
The Company incurred acquisition-related costs of $0.1 million and $6.4 million for the three and nine months ended September 30, 2022, respectively.
Supplemental Pro Forma Information
The unaudited supplemental pro forma financials are for informational purposes only and are not indicative of future results. The results below for the three and nine months ended September 30, 2022 and 2021 combine the results of the Company and the Partnership, giving effect to the Transaction as if it had been completed on January 1, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(In thousands)	Pro forma	Pro forma	Pro forma	Pro forma
Revenues	$325,176	$201,134	$944,850	$554,742
Net income including noncontrolling interest	$46,968	$28,518	$193,083	$64,165
Given the assumed pro forma transaction date of January 1, 2021, we removed $1.5 million and $21.0 million of acquisition-related expenses for the three and nine months ended September 30, 2022, respectively, and recognized $0.1 million and $31.2 million of total acquisition-related expenses for the three and nine months ended September 30, 2021, respectively.

3.    REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents a disaggregation of the Company’s revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Gathering and processing services	$107,597	$72,578	$290,122	$202,482
Natural gas, NGLs and condensate sales	213,803	93,266	618,382	244,358
Other revenue	3,776	742	9,493	3,615
Total revenues and other	$325,176	$166,586	$917,997	$450,455
There have been no significant changes to the Company’s contracts with customers during the three and nine months ended September 30, 2022. Contracts with customers acquired through the Transaction had similar structures as the Company’s existing contracts with customers. The Company recognized revenues from minimum volume commitment (“MVC”) deficiency payments of $0.7 million and nil for the three months ended September 30, 2022 and 2021, respectively, and $1.0 million and $2.5 million for the nine months ended September 30, 2022 and 2021, respectively.

Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that has not yet been recognized, representing our contractually committed revenues as of September 30, 2022:

Amount
Fiscal Year	(In thousands)
Remaining of 2022	$2,151
2023	44,597
2024	40,247
2025	47,898
2026	34,631
Thereafter	191,293
$360,817
Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to customer contracts that have fixed pricing and fixed volume terms and conditions, generally including contracts with payment obligations associated with MVCs.

Contract Liabilities
The following table provides information about contract liabilities from contracts with customers as of September 30, 2022:

Amount
(In thousands)
Balance at December 31, 2021	$14,756
Reclassification of beginning contract liabilities to revenue as a result of performance obligation being satisfied	(5,159)
Cash received and not recognized as revenue	20,268
Balance at September 30, 2022	29,865
Less: Current portion	7,158
Non-current portion	$22,707
Contract liabilities relate to payments received in advance of satisfying performance obligations under a contract, which result from contribution in aid of construction payments. Current and noncurrent contract liabilities are included in “Other Current Liabilities” and “Contract Liabilities,” respectively, of the Condensed Consolidated Balance Sheets.
Contract Cost Assets
The Company has capitalized certain costs incurred to obtain a contract that would not have been incurred if the contract had not been obtained. These costs are recovered through the net cash flows of the associated contract. As of September 30, 2022 and December 31, 2021, the Company had contract acquisition cost assets of $15.3 million and $18.4 million, respectively. Current and noncurrent contract cost assets are included in “Prepaid and Other Current Assets” and “Deferred Charges and Other Assets,” respectively, of the Condensed Consolidated Balance Sheets. The Company amortizes these assets as cost of sales on a straight-line basis over the life of the associated long-term customer contract. The Company recognized cost of sales associated with these assets of $0.4 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively, and $1.3 million and $1.8 million for the nine months ended September 30, 2022 and 2021, respectively.

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
Property, plant and equipment, at carrying value, is as follows:

	September 30, 2022	December 31, 2021

	(In thousands)
Gathering, processing and transmission systems and facilities	$2,850,062	$2,121,434
Vehicles	8,026	6,090
Computers and equipment	4,255	4,271
Less: accumulated depreciation	(437,049)	(337,030)
Total depreciable assets, net	2,425,294	1,794,765
Construction in progress	82,834	24,888
Land	20,531	19,626
Total property, plant and equipment, net	$2,528,659	$1,839,279
The cost of property classified as “Construction in progress” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet available to be placed into productive service as of the respective reporting date. The Company recorded $34.9 million and $26.8 million of depreciation expense for the three months ended September 30, 2022 and 2021, respectively, and $102.4 million and $79.0 million of depreciation expense for the nine months ended September 30, 2022 and 2021, respectively.

5.    GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The Company closed a business combination transaction on February 22, 2022, refer to the Transaction in Note 2—Business Combination in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q. The Transaction was accounted for as a business combination pursuant to ASC 805. In connection with the Transaction, the Company recorded excess of the purchase price over net assets acquired as goodwill. The Company recorded goodwill of $4.6 million as of September 30, 2022.
Goodwill is tested at least annually as of December 31 of each year, or more frequently as events occur or circumstances change that would more-likely-than-not reduce fair value of a reporting unit below its carrying value. Company’s management assesses whether there have been events or circumstances that trigger the fair value of the reporting unit to be lower than its net carrying value since consummation of the Transaction and concluded that goodwill was not impaired as of September 30, 2022.
Intangible Assets
Intangible assets, net are comprised of the following:

	September 30, 2022	December 31, 2021

	(In thousands)
Customer contracts	$1,136,728	$1,135,963
Right of way assets	125,164	99,345
Less accumulated amortization	(539,501)	(449,259)
Total amortizable intangible assets, net	$722,391	$786,049
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
The Company recorded $30.1 million and $30.4 million of amortization expense for the three months ended September 30, 2022 and 2021, respectively, and $90.2 million and $91.3 million of amortization expense for the nine months ended September 30, 2022 and 2021, respectively. There was no impairment recognized on intangible assets for the three and nine months ended September 30, 2022 and 2021.

6.    DEBT AND FINANCING COSTS
June 2030 Senior Notes
On June 8, 2022, the Partnership completed a private placement of $1.00 billion aggregate principal amount of its 5.875% Sustainability-Linked Senior Notes due 2030 (the “Notes”), which are fully and unconditionally guaranteed by the Company.
The Notes were issued at 99.588% of their face amount and will mature on June 15, 2030. Interest accrues from June 8, 2022 and is payable semi-annually on June 15 and December 15 of each year, commencing December 15, 2022. The aggregate fees, expenses, and original issue discount paid to obtain the Notes totaled $21.5 million and were capitalized as debt issuance cost and included in the Condensed Consolidated Balance Sheets as a direct deduction to the Notes as the Notes were transferred to third-party investors that pay the stated principal amount without deduction for the initial purchasers’ discount.
On or after June 15, 2027, the interest rate accruing on the Notes will be increased by an additional 0.250% per annum unless the Partnership satisfies, and an independent external verifier confirms satisfaction of the Sustainability Performance Targets (“SPT”) as defined in the indenture governing the Notes related to the three key performance indicators outlined in the Sustainability-Linked Financing Framework published by the Company on May 16, 2022: 1) Scope 1 and Scope 2 greenhouse gas emissions intensity, 2) Scope 1 and Scope 2 methane gas emissions intensity and 3) female representation in corporate officer positions. The interest rate accruing on the Notes will be increased by an additional 0.083% per annum for each SPT which has not been satisfied and externally verified.

The Partnership may redeem some or all of the Notes at any time or from time to time prior to maturity based on terms prescribed in the Notes.
Revolving Credit Facility
On June 8, 2022, the Partnership entered into a revolving credit agreement (the “RCA”) among Bank of America, N.A., as administrative agent (“Bank of America”), and the banks and other financial institutions party thereto, as lenders. The RCA provides for a $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”).
The Partnership may prepay borrowings under the Revolving Credit Facility at any time without premium or penalty (other than customary SOFR breakage costs), subject to certain notice requirements. All borrowings under the Revolving Credit Facility mature on June 8, 2027. The obligations under the RCA are fully and unconditionally guaranteed by the Company.
The RCA provides for borrowings of either, at the Partnership’s option, base rate loans or term SOFR loans. Base rate loans bear interest at a rate per annum equal to the greatest of (a) the prime rate as announced from time to time by Bank of America, (b) the greater of (i) the federal funds effective rate and (ii) the overnight bank funding rate, plus 1/2 of 1.00% and (c) the adjusted term SOFR rate for an interest period of one month plus 1.00%, plus a margin that ranges between 0.25% and 1.00%, depending on the credit rating of the Partnership. SOFR loans bear interest at a rate per annum equal to the term SOFR rate for such interest periods plus 0.10%, plus a margin that ranges between 1.25% and 2.00%, depending on the credit rating of the Partnership. In obtaining the RCA, the Partnership incurred fees and expenses totaling $7.8 million, which was capitalized and included in the Condensed Consolidated Balance Sheets as “Deferred charges and other assets.”
In addition, the Partnership is required to pay to each lender a commitment fee on the daily unfunded amount of such lender’s revolving commitment, which accrues at a rate that ranges between 0.15% and 0.35% depending on the credit rating of the Partnership.
Term Loan Credit Facility
On June 8, 2022, concurrently with the closing of the Revolving Credit Facility, the Partnership entered into a term loan credit agreement (the “TLA”) among PNC Bank, National Association, as administrative agent (“PNC Bank”), and the banks and other financial institutions party thereto, as lenders. The TLA provides for a $2.00 billion senior unsecured term loan credit facility (the “Term Loan Credit Facility”). The TLA matures on June 8, 2025. The obligations under the TLA are fully and unconditionally guaranteed by the Company.
The TLA provides for borrowings of either, at the Partnership’s option, base rate loans or term SOFR loans. Base rate loans bear interest at a rate per annum equal to the greatest of (a) the prime rate as announced from time to time by PNC Bank, (b) the greater of (i) the federal funds effective rate and (ii) the overnight bank funding rate, plus 1/2 of 1.00% and (c) the adjusted term SOFR rate for an interest period of one month plus 1.00%, plus a margin that ranges between 0.25% and 1.0%, depending on the credit rating of the Partnership. SOFR loans bear interest at a rate per annum equal to the term SOFR rate for such interest periods plus 0.10%, that if the plus a margin that ranges between 1.25% and 2.0%, depending on the credit rating of the Partnership. In obtaining the TLA, the Partnership incurred fee and expenses totaled $7.6 million, which was capitalized as debt issuance cost and included in the Condensed Consolidated Balance Sheets as a direct deduction to the Term Loan Credit Facility.
Both the RCA and the TLA contain a “Sustainability Adjustments” feature that could result in a 0.05% increase or reduction to the effective interest rate, dependent upon the Company’s meeting certain sustainability targets after 2022. “Sustainability Rate Adjustment” means, with respect to any KPI Metrics Report, for any period between Sustainability Pricing Adjustment Dates, (a) positive 0.05%, if neither of the Sustainability Performance Targets (as defined in the RCA and TLA) as set forth in the KPI Metrics Report have been satisfied for the relevant calendar year, (b) 0.00% if only one of the Sustainability Performance Targets as set forth in the KPI Metrics Report has been satisfied for the relevant calendar year and (c) negative 0.05% if both of the Sustainability Performance Targets as set forth in the KPI Metrics Report have been satisfied for the relevant calendar year; provided that, in each case, if the Partnership subsequently issues a sustainability-linked debt instrument linked to the same KPI Metric and with an observation date for such calendar year, but with a higher percentage of representation or reduction, as the case may be, the relevant Sustainability Performance Target shall be automatically adjusted upward to equal the percentage of representation or reduction, as applicable, required by such subsequent sustainability-linked debt instrument.
“Sustainability Performance Targets” in the RCA and TLA mean, for any calendar year, with respect to (a) the Female Representation KPI, the target percentage of female representation in corporate officer positions for such calendar year and (b)

the Methane Emissions KPI, the percentage reduction in methane gas emissions intensity relative to the baseline year for such calendar year.
Both the RCA and the TLA contain customary covenants and restrictive provisions which may, among other things, limit Partnership’s ability to create liens, incur additional indebtedness, make restricted payments, or liquidate, dissolve, consolidate with, or merge into or with any other person. As of September 30, 2022, the Partnership was in compliance with all customary and financial covenants.
Repayment of Existing Credit Facilities
In June 2022, the Company used the net proceeds from the Notes, together with cash on hand and proceeds from the Term Loan Credit Facility, to repay all outstanding borrowings under its existing credit facilities and to pay certain related fees and expenses. In conjunction with the extinguishment of existing outstanding borrowings, the Company recognized a loss on extinguishment of debt of approximately $28.0 million. In addition, the unamortized debt issuance costs related to the existing outstanding borrowings were fully amortized and included in the loss on debt extinguishment calculation for the three and nine months ended September 30, 2022.
The fair value of the Company and its subsidiaries’ consolidated debt as of September 30, 2022 and December 31, 2021 was $3.02 billion and $2.34 billion, respectively. At September 30, 2022, the Notes’ fair value was based on Level 1 inputs and the Term Loan Credit Facility and Revolver Credit Facility’s fair value was based on Level 3 inputs.
The following table summarizes the Company’s debt obligations as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

	(In thousands)
$2.0 billion unsecured term loan	$2,000,000	$—
$1.0 billion 2030 senior unsecured Notes	1,000,000	—
$1.25 billion revolving credit facility	475,000	—
$1.25 billion term loan	—	1,175,417
$690 million term loan	—	639,393
$513 million term loan	—	479,377
$125 million revolving line of credit	—	52,000
Total Long-term debt	3,475,000	2,346,187
Less: Debt issuance costs, net(1)	(27,487)	(38,485)
	3,447,513	2,307,702
Less: Current portion, net	—	(54,280)
Long-term portion of debt and finance lease obligations, net	$3,447,513	$2,253,422
(1) Excluded unamortized debt issuance cost related to the Revolving Credit Facility. Unamortized debt issuance cost associated with the Revolving Credit Facility was $7.3 million and $2.2 million as of September 30, 2022 and December 31, 2021, respectively, and were included in the “Deferred charges and other assets” of the Condensed Consolidated Balance Sheets.
The table below presents the components of the Company’s financing costs, net of capitalized interest:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Capitalized interest	$961	$226	$1,262	$712
Debt issuance costs	1,515	3,354	8,053	9,991
Interest expense	37,988	26,961	83,270	77,755
Total financing costs, net of capitalized interest	$40,464	$30,541	$92,585	$88,458
As of September 30, 2022 and December 31, 2021, unamortized debt issuance costs associated with the Notes and the Term Loan Credit Facility were $27.5 million and $38.5 million, respectively.
As of September 30, 2022 and December 31, 2021, unamortized debt issuance costs associated with the new and existing revolving credit facilities were $7.3 million and $2.2 million, respectively. As of September 30, 2022, the unamortized debt issuance costs associated with the new revolving credit facilities were included in the “Deferred charges and other assets” of the

Condensed Consolidated Balance Sheets. As of December 31, 2021, the current and non-current portion of the unamortized debt issuance costs were included in the “Other non-current assets” and “Deferred charges and other assets” of the Condensed Consolidated Balance Sheets.
The amortization of the debt issuance costs was charged to interest expense for the periods presented. The amount of debt issuance costs included in interest expense was $1.5 million and $3.4 million for the three months ended September 30, 2022 and 2021, respectively, and $8.1 million and $10.0 million for the nine months ended September 30, 2022 and 2021, respectively.

7.    ACCRUED EXPENSES
The following table provides detail of the Company’s accrued expenses at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

	(In thousands)
Accrued product purchases	$175,575	$118,364
Accrued taxes	19,442	4,299
Accrued salaries, vacation, and related benefits	4,616	2,113
Accrued capital expenditures	8,713	2,995
Accrued interest expenses	19,120	—
Accrued other expenses	7,694	7,872
Total accrued expenses	$235,160	$135,643

Accrued product purchases mainly consisted of accrued gas estimates as of September 30, 2022.

8.    COMMITMENTS AND CONTINGENCIES
Accruals for loss contingencies arising from claims, assessments, litigation, environmental, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. As of September 30, 2022 and December 31, 2021, there were no accruals for loss contingencies.
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
Environmental Matters
As an owner of infrastructure assets with rights to surface lands, the Company is subject to various local and federal laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations and subject the Company to liability for pollution damages. The Company is not aware of any environmental claims existing as of September 30, 2022, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity.

Contingent Liabilities
Permian Gas Acquisition
As part of the acquisition of Permian Gas on June 11, 2019, consideration included a contingent liability arrangement with PDC Permian, Inc. (“PDC”). The arrangement requires additional monies to be paid by the Company to PDC on a per Mcf basis if the actual annual Mcf volume amounts exceed forecasted annual Mcf volume amounts starting in 2020 and continuing through 2029. The arrangement defines the incentive rate per Mcf for each qualifying year and the total monies paid under this arrangement are capped at $60.5 million. Amounts are payable on an annual basis over the earn-out period. The fair value of the contingent liability recognized on the acquisition date of $3.9 million was estimated utilizing the following key assumptions: (1) present value factors based on the Company’s weighted-average cost of capital, 2) a probability weighted payout based on an estimate of future volumes and (3) a discount period consistent with the arrangement’s life and the respective due dates of the potential future payments. Based on current forecasts and discussions with PDC, management revalued this contingent liability with updated assumptions at each reporting period. The Company did not expect PDC’s actual annual Mcf volume amounts to exceed forecasted amounts as of September 30, 2022; therefore, the estimated fair value of the contingent consideration liability was nil as of September 30, 2022. The estimated fair value of the contingent consideration liability related to this acquisition was $0.8 million as of December 31, 2021.
Original Altus Transaction
As part of the Transaction, the Company assumed contingent liabilities of $4.5 million related to earn-out consideration of up to 2,500,000 shares of Class A Common Stock, which was part of the original Altus transaction, as follows:
• 1,250,000 shares if the per share closing price of the Class A Common Stock as reported by the New York Stock Exchange (“NYSE”) during any 30-trading-day period ending prior to November 9, 2023 is equal to or greater than $140.00 for any 20 trading days within such 30-trading-day period.
• 1,250,000 shares if the per share closing price of the Class A Common Stock as reported by the NYSE during any 30-trading-day period ending prior to November 9, 2023 is equal to or greater than $160.00 for any 20 trading days within such 30-trading-day period.
Pursuant to ASC 805, this earn-out consideration was a pre-existing contingency and accounted for as an assumed liability to the acquirer on the acquisition date. Immediately subsequent to the Closing, the Company evaluated the earn-out consideration classification in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The Company determined the earn-out consideration to be classified as equity based on the settlement provision.

9.    EQUITY METHOD INVESTMENTS
As of September 30, 2022, the Company owned investments in the following long-haul pipeline entities in the Permian Basin. These investments were accounted for using the equity method of accounting. For each EMI pipeline entity, the Company has the ability to exercise significant influence based on certain governance provisions and its participation in the significant activities and decisions that impact the management and economic performance of the EMI pipeline. The table below presents the ownership percentages and investment balances held by the Company for each entity:

	Ownership	September 30, 2022	December 31, 2021

		(In thousands)
Permian Highway Pipeline LLC(1)	53.3%	$1,459,096	$626,477
Breviloba, LLC (Shin Oak)	33.0%	462,691	—
Gulf Coast Express Pipeline LLC	16.0%	450,809	—
		$2,372,596	$626,477
(1) Ownership for PHP was 53.3% and 26.7% as of September 30, 2022 and December 31, 2021, respectively.
Additionally, as of September 30, 2022, the Company also owned 15.0% of Epic Crude Holdings, LP (“EPIC”). However, no dollar value was assigned through the purchase price allocation as adjustment was made to eliminate equity in losses of EPIC. No additional contribution was made to EPIC and no distribution or equity income was received from EPIC during the three and nine months ended September 30, 2022.

As of September 30, 2022, the unamortized basis differences included in the EMI pipelines balances were $349.8 million. There was no unamortized basis difference as of December 31, 2021. These amounts represent differences in the Company’s contributions to date and the Company’s underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized basis differences will be amortized into equity income over the useful lives of the underlying pipeline assets. There was capitalized interest of $12.5 million and $12.8 million as of September 30, 2022 and December 31, 2021, respectively. Capitalized interest is amortized on a straight-line basis into equity income.
The following table presents the activity in the Company’s EMIs for the nine months ended September 30, 2022:

	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC	Total(2)

	(In thousands)
Balance at December 31, 2021	$626,477	$—	$—	$626,477
Acquisitions	815,000	470,000	470,000	1,755,000
Contributions	56,199	—	—	56,199
Distributions	(125,526)	(25,810)	(34,450)	(185,786)
Equity income, net(1)	86,946	18,501	15,259	120,706
Balance at September 30, 2022	$1,459,096	$462,691	$450,809	$2,372,596
(1)For the nine months ended September 30, 2022, net of amortization of basis differences and capitalized interests, which represents undistributed earnings, the amortization was $5.3 million from Permian Highway Pipeline LLC, $0.5 million from Breviloba, LLC and $10.4 million from Gulf Coast Express Pipeline, LLC.
(2)The EMIs acquired in the Transaction are included in the results from February 22, 2022 to September 30, 2022, and this is also the case for the additional 26.67% of PHP that was acquired in the Transaction. The results of the legacy ALTM business are not included in the Company’s consolidated financials prior to February 22, 2022. Refer to Note 1—Description of the Organization and Summary of Significant Accounting Policies in the Notes to our Condensed Consolidated Financial Statements of this Form 10-Q, for further information on the Company’s basis of presentation.
Summarized Financial Information
The following tables represent selected statement of operations data for the Company’s EMI pipelines (on a 100 percent basis) for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022			2021

	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC	Permian Highway Pipeline LLC(1)	Breviloba, LLC(1)	Gulf Coast Express Pipeline LLC(1)

	(In thousands)
Revenues	$100,114	$53,120	$91,800	$99,918	$45,054	$91,454
Operating income	69,851	22,205	70,870	61,987	26,796	65,482
Net income	69,926	22,060	70,742	61,753	26,617	65,145

	Nine Months Ended September 30,
	2022			2021

	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC	Permian Highway Pipeline LLC(1)	Breviloba, LLC(1)	Gulf Coast Express Pipeline LLC(1)

	(In thousands)
Revenues	$296,779	$151,732	272,542	$297,132	$127,030	$270,526
Operating income	190,620	73,877	199,130	167,011	72,098	186,356
Net income	190,446	73,711	198,732	166,662	71,621	185,464
(1) For the three and nine months ended September 30, 2021, the Company only had equity interest in Permian Highway Pipeline LLC.

10. EQUITY AND WARRANTS
Redeemable Noncontrolling Interest — Common Unit Limited Partners
On February 22, 2022, the Company consummated the Transaction. Pursuant to the Contribution Agreement, in connection with the Closing, (i) Contributor contributed all of the equity interests of the Contributed Entities to the Partnership; and (ii) in exchange for such contribution, the Partnership transferred to Contributor 50,000,000 common units representing limited partner interests in the Partnership and 50,000,000 shares of the Company’s Class C Common Stock, par value $0.0001 per share. Please refer to “The Transaction” above.
The redemption option of the Common Unit is not legally detachable or separately exercisable from the instrument and is non-transferable, and the Common Unit is redeemable at the option of the holder. Therefore, the Common Unit is accounted for as redeemable noncontrolling interest and classified as temporary equity on the Company’s Condensed Consolidated Balance Sheet. During the first nine months of 2022, 5,730,000 common units were redeemed on a one-for-one basis for shares of Class A Common Stock and a corresponding number of shares of Class C Common Stock were cancelled. There were 94,270,000 Common Units and an equal number of Class C Common Stock issued and outstanding as of September 30, 2022. The Common Units fair value was approximately $3.06 billion as of September 30, 2022.
Redeemable Noncontrolling Interest — Preferred Unit Limited Partners
Upon Closing, the Company assumed certain Preferred Units that were issued and outstanding on acquisition date. The Company has redeemed all assumed Preferred Units since the Closing. Refer to Note 11—Series A Cumulative Redeemable Preferred Units for further discussion.
Public Warrants
As of September 30, 2022, there were 12,577,350 Public Warrants (as defined below) outstanding. Each whole public warrant entitles the holder to purchase one tenth of a share of Class A Common Stock at a price of $115.00 per share (the “Public Warrants”). The Public Warrants will expire on November 9, 2023 or upon redemption or liquidation. The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant with not less than 30 days’ notice provided to the Public Warrant holders. However, this redemption right can only be exercised if the reported last sale price of the Class A Common Stock equals or exceeds $180.00 per share for any 20-trading days within a 30-trading day period ending three business days prior to sending the notice of redemption to the Public Warrant holders.
Private Placement Warrants
As of September 30, 2022, there were 6,364,281 Private Placement Warrants (as defined below) outstanding, of which Apache holds 3,182,140. The private placement warrants will expire on November 9, 2023 and are identical to the Public Warrants discussed above, except (i) they will not be redeemable by the Company so long as they are held by the initial holders or their respective permitted transferees and (ii) they may be exercised by the holders on a cashless basis (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”).
The Company recorded a fair value of $0.1 million for the Public Warrants and a fair value of $0.1 million for the Private Warrants as of September 30, 2022 on the Condensed Consolidated Balance Sheet in other non-current liabilities. Refer to Note 15—Fair Value Measurement in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for additional discussion regarding valuation of the Warrants.

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
During the nine months ended September 30, 2022, the Company made cash dividend payments of $25.3 million to holders of Class A Common Stock and Common Units and $175.5 million was reinvested in shares of Class A Common Stock by Reinvestment Holders.
On October 19, 2022, the Board declared a cash dividend of $0.75 per share on the Company’s Class A Common Stock and a distribution of $0.75 per Common Unit from the Partnership to the holders of Common Units. Dividends are payable on November 17, 2022. Certain holders of Class A Common Stock and Class C Common Stock will receive a cash dividend with the balance receiving additional shares of Class A Common Stock under the Reinvestment Agreement.
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
All corresponding per-share and share amounts, excluding the Transaction, for periods prior to June 8, 2022 have been retroactively restated in this Form 10-Q to reflect the Stock Split.

11.    SERIES A CUMULATIVE REDEEMABLE PREFERRED UNITS
Prior to the Closing Date of the Transaction, the Partnership had 625,000 Preferred Units issued and outstanding. Immediately prior to the Closing, on February 22, 2022, the Partnership redeemed for cash, 100,000 Preferred Units in an amount equal to approximately $120.1 million. The Company assumed the remaining 525,000 Preferred Units as well as 29,983 paid-in-kind (“PIK”) Preferred Units that were issued and outstanding at the closing of the Transaction. At the close, 150,000 preferred units and 8,567 associated PIK units became mandatorily redeemable and liability classified with the balance of preferred units remaining unchanged and classified as redeemable noncontrolling interest. The Company redeemed 125,000 mandatorily redeemable preferred units during the first two quarters of 2022 with the balance of mandatorily redeemable preferred units being redeemed during July for $30.7 million.
In July 2022, the Company redeemed all outstanding redeemable noncontrolling interest Preferred Units for an aggregate $461.5 million. The excess of the carrying amount of the redeemable noncontrolling interest Preferred units immediately prior to redemption over redemption price was included in “Retained Earnings” in the Condensed Consolidated Balance Sheets.

Activities related to Preferred Units for the nine months ended September 30, 2022 are as follows:

	Units Outstanding	Amount

	(In thousands, except for unit data)
Redeemable noncontrolling interest — Preferred Units, immediately upon Closing of Transaction(1)	396,417	$462,717
Redemption, including PIK units	(396,417)	(461,460)
Cash distribution paid to Preferred Unit limited partners	—	(6,937)
Allocation of net income	—	18,128
Accreted redemption value adjustment	—	97,075
Excess of carrying amount over redemption price	—	(109,523)
Redeemable noncontrolling interest — Preferred Units, as of September 30, 2022	—	$—
(1)Included 21,417 PIK units on a pro rata basis.

12. SHARE-BASED COMPENSATION
Prior to the Closing, the Company issued incentive units, which included performance and service conditions, to certain employees and board members. The units consisted of Class A-1, Class A-2, and Class A-3 units. These units derived value from the Company’s certain wholly owned subsidiaries. Class A-1 and A-2 units would have vested upon either (i) the date of consummation of a change in control or (ii) the date that is 1-year following the consummation of the initial public offering (“IPO”) of the Company (or its successor) (collectively “Exit Events”). Class A-3 units would have vested upon a change in control, if the participants were employed at the time of the event, or upon termination of the participant by the Company.
Immediately upon Closing, all outstanding Class A-1 and Class A-2 units were cancelled and exchanged for 5,300,000 shares (the “Class A Shares”), post-Stock Split, of the Company’s Class A Common Stock. These Class A Shares are issued and outstanding as they were distributed pro rata to all holders of Class A-1 and Class A-2 units by the Common Unit limited partners from the 50,000,000 common units, pre-Stock-Split, that such limited partners received upon the Closing. The Common Unit limited partners redeemed Common Units needed for the Class A shares distribution upon the Closing. The Class A Shares are held in escrow and will vest over three to four years. Similarly, the Class A-3 units were exchanged for approximately 326,000, post Stock Split, Class C Common Stock and Common Units (the “Class C Shares”) and will vest over four years. The Company also issued approximately 76,000, post Stock Split, replacement restricted share awards (“Replacement Awards”) to new employees that transitioned from ALTM as part of the Transaction. These changes for all three share types established a new measurement date. The Class A Shares, Class C Shares and Replacement Awards were valued based on the Company’s publicly quoted stock price on the measurement date, which was the Closing Date of the Transaction.
During 2022, pursuant to the Company’s 2019 Omnibus Compensation Plan, as amended from time to time (the “Plan”), the Company granted a total of 13,941 restricted stock units (“RSUs”) to certain members of the Board, which were vested immediately on grant date, and granted a total of 14,144 RSUs to new employees, which are subject to a vesting period between one and three years.
With respect to the above shares, the Company recorded compensation expenses of $12.7 million and $31.0 million for the three and nine months ended September 30, 2022, respectively, based on a straight line amortization of the associated awards’ fair value over the respective vesting life of the shares. With respect to the above incentive units, no compensation expenses were recorded for the three and nine months ended September 30, 2021, as the incentive units were considered non-vested prior to their cancellation and exchange for Class A or Class C Common Stock, and no RSUs were granted during 2021.

13. INCOME TAXES
The Company is subject to U.S. federal income tax and the Texas margin tax. Income tax expense included in the Condensed Consolidated Financial Statements in this Form 10-Q is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022

	(In thousands)
Income before income taxes	$50,828	$204,503
Income tax expense	$1,406	$2,244
Effective tax rate (1)	2.77%	1.10%
(1) Prior to the Closing on February 22, 2022, BCP, the accounting acquirer, was organized as limited partnership and was not subject to the U.S. federal income tax for the three and nine months ended September 30, 2021.
The effective tax rate for the three and nine months ended September 30, 2022 was lower than the statutory rate mainly due to the impact of tax attributable to noncontrolling interests related to the Common Units and Preferred Units limited partners and valuation allowance.
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

(In thousands)	Amount
Balance at December 31, 2021	$—
Increase related to ALTM acquisition	5,238
Reduction related to current year activities	(5,238)
Balance at September 30, 2022	$—

14.    NET INCOME PER SHARE
The computation of basic and diluted net income per share for the periods presented in the Condensed Consolidated Financial Statements is shown in the tables below.

	Three Months Ended September 30,
	2022			2021

	Income	Weighted-average shares(3)	Per Share	Income	Weighted-average shares(3)	Per Share

	(In thousands, except per share data)
Basic:
Net income attributable to Class A common shareholders	$14,936	41,816	$0.36	$—	—	$—
Less: Net income available to participating unvested restricted Class A common shareholders(4)	(4,174)	—	$—	—	—	$—
Excess preferred carrying amount over consideration paid(5)	32,900	—	$—	—	—	$—
Total net income attributable to Class A common shareholders	$43,662	41,816	$1.04	$—	—	$—

Effect of dilutive securities:
Unvested Class A common shares	—	39	$—	—	—	$—

Diluted(1)(2):
Net income attributable to Class A common shareholders	$43,662	41,855	$1.04	$—	—	$—

	Nine Months Ended September 30,
	2022			2021

	Income	Weighted-average shares(3)	Per Share	Income	Weighted-average share (3)	Per Share

	(In thousands, except per share data)
Basic:
Net income attributable to Class A common shareholders	$25,239	40,042	$0.63	$—	—	$—
Less: Net income available to participating unvested restricted Class A common shareholders(4)	(8,358)	—	$—	—	—	$—
Excess preferred carrying amount over consideration paid(5)	32,900	—	$—	—	—	$—
Total net income attributable to Class A common shareholders	$49,781	40,042	$1.24	$—	—	$—

Effect of dilutive securities:
Unvested Class A common shares	—	33	$—	—	—	$—

Diluted(1)(2):
Net income attributable to Class A common shareholders	$49,781	40,075	$1.24	$—	—	$—
(1)The effect of an assumed exchange of the outstanding public and private warrants for shares of Class A Common Stock would have been anti-dilutive for all periods presented in which the public and private warrants were outstanding.
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
(5)Represented excess of carrying value of redeemable noncontrolling interest Preferred Units over redemption price at redemption.

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
The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Level 1	Level 2	Level 3	Total

	(In thousands)
Public warrants	$126	$—	$—	$126
Private warrants	—	—	95	95
Total liabilities	$126	$—	$95	$221

	December 31, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Commodity swaps	$—	$205	$—	$205
Interest rate derivatives	—	2,662	—	2,662
Contingent liabilities	—	—	839	839
Total liabilities	$—	$2,867	$839	$3,706

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
The Company bifurcated and recognized the embedded derivative associated with the Preferred Units related to the exchange option provided to the Preferred Unit holders under the terms of the Partnership LPA. The Company redeemed all outstanding Preferred Units in July 2022 and wrote off related embedded derivative liabilities as of September 30, 2022. The Company recorded gains of $0.5 million and $89.1 million for the three and nine months ended September 30, 2022, which was recorded as a “Gain on embedded derivative” in the Condensed Consolidated Statement of Operations.
The carrying value of the Company’s Public Warrants are recorded at fair value based on quoted market prices, a Level 1 fair value measurement. The carrying value of the Company’s Private Placement Warrants are recorded at fair value determined using an option pricing model, a Level 3 fair value measurement, which is calculated based on key assumptions related to expected volatility of the Company’s common stock, an expected dividend yield, the remaining term of the warrants outstanding and the risk-free rate based on the U.S. Treasury yield curve in effect at the time of the valuation. These assumptions are estimated utilizing historical trends of the Company’s common stock, Public Warrants and other factors. The Company has recorded a liability of $0.2 million as of September 30, 2022. There was no change in fair value of the warrants since closing of the Transaction through reporting date.
The carrying amounts reported on the Condensed Consolidated Balance Sheets for the Company’s remaining financial assets and liabilities approximate fair value due to their short-term nature. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2022 and 2021.

16.    DERIVATIVES AND HEDGING ACTIVITIES
The Company is exposed to certain risks arising from both its business operations and economic conditions, and it enters into certain derivative contracts to manage exposure to these risks. The Company did not elect to apply hedge accounting to these derivative contracts and recorded fair value of the derivatives on the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021.
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
The Company’s objectives in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and Term SOFR elections, (able to fix up to six months forward SOFR), granted under the company’s debt agreements as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract.
In June 2022, all of BCP PHP, LLC’s (“BCP PHP”) outstanding interest rate swaps were terminated as BCP PHP’s outstanding term loan credit facility was extinguished on June 8, 2022. Refer to Note 6—Debt and Financing Costs in the Notes to our Condensed Consolidated Financial Statements for additional information about the refinancing transactions.
The fair value or settlement value of the consolidated interest rate swaps outstanding are presented on a gross basis on the Condensed Consolidated Balance Sheets. Interest rate swap derivative liabilities were nil and $2.7 million as of September 30, 2022 and December 31, 2021, respectively. The Company recorded cash settlements on interest rate swap derivatives of nil and $0.7 million for the three months ended September 30, 2022 and 2021, respectively, and $11.3 and $2.2 million for the nine months ended September 30, 2022 and 2021, respectively, in “Interest Expense” of the Condensed Consolidated Statements of Operations. In addition, the Company recorded fair value adjustments of nil and $26 thousand for the change in fair value of the interest rate swap derivatives for the three months ended September 30, 2022 and 2021, respectively, and $14.0 million and $3.1 million for the nine months ended September 30, 2022 and 2021, respectively, in “Interest Expense” of the Condensed Consolidated Statements of Operations.

Commodity Price Risk

Similarly, in 2020 and 2021 BCP Raptor, LLC (“BCP I”) and BCP Raptor II, LLC (“BCP II”) had WTI crude hedges at a specific notional amount that provides for a fixed price for crude in the Permian Basin and Waha basis hub hedges on various notional quantities of gas that either provided for a fixed price differential of natural gas in the Permian Basin relative to the NYMEX natural gas contract or provided for a fixed price for natural gas in the Permian Basin.
All of the Company’s commodity swaps had reached maturity as of December 31, 2021. The fair value or settlement value of the swaps outstanding are presented on a gross basis on the Condensed Consolidated Balance Sheet. Commodity swap derivative liability was nil and $0.2 million as of September 30, 2022 and December 31, 2021, respectively. The Company recorded cash settlements on commodity swap derivatives of nil and $0.9 million for the three months ended September 30, 2022 and 2021, respectively, and $0.2 million and $15.8 million for the nine months ended September 30, 2022 and 2021, respectively, in “Other Revenue” of the Condensed Consolidated Statements of Operations. In addition, the Company recorded fair value adjustments of $0.6 million and $17.1 million for the change in fair value of commodity swap derivatives for the three and nine months ended September 30, 2021, respectively, in “Other Revenue” of the Condensed Consolidated Statements of Operations. No fair value adjustment recognized for the three and nine months ended September 30, 2022 as no commodity swaps were outstanding.

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

•Pipeline Transportation: The Pipeline Transportation segment consists of equity investment interests in four Permian Basin pipelines that access various points along the Texas Gulf Coast, Brandywine NGL Pipeline and Delaware Link Pipeline that is under development. The current operating pipelines transport crude oil, natural gas and NGLs.
Upon Closing, our CODM reviewed the Company and ALTM’s reporting segment activities. The Company then renamed its Gathering and Processing segment to Midstream Logistics and its Transmission segment to Pipeline Transportation. These name changes were made to better align segment activities with the name of the respective segment. There was no change in segment composition or structure for the three and nine months ended September 30, 2022.

The following tables present the reconciliation of the segment profit measure as of and for the three and nine months ended September 30, 2022 and 2021:

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated(2)

For the three months ended September 30, 2022	(In thousands)
Segment net income (loss) including noncontrolling interests	$65,525	$44,750	$(60,853)	$49,422
Add back:
Interest expense	7	—	40,457	40,464
Income tax expense	—	—	1,406	1,406
Depreciation and amortization	64,655	345	5	65,005
Contract assets amortization	448	—	—	448
Proportionate EMI EBITDA	—	78,357	—	78,357
Share-based compensation	—	—	12,661	12,661
Loss on disposal of assets	3,946	—	—	3,946
Integration costs	14	81	2,243	2,338
Acquisition transaction costs	5	—	57	62
Other one-time costs or amortization	2,945	162	645	3,752
Deduct:
Gain on embedded derivative	—	—	488	488
Equity income from unconsolidated affiliates	—	45,003	—	45,003
Segment adjusted EBITDA	$137,545	$78,692	$(3,867)	$212,370

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated(2)

For the three months ended September 30, 2021	(In thousands)
Segment net income (loss) including noncontrolling interests	$(6,210)	$13,333	$(2,483)	$4,640
Add back:
Interest expense	27,682	2,859	—	30,541
Income tax expense	1,207	—	—	1,207
Depreciation and amortization	57,026	128	—	57,154
Contract assets amortization	448	—	—	448
Proportionate EMI EBITDA	—	21,704	—	21,704
Loss (gain) on disposal of assets	(60)	23	—	(37)
Loss on debt extinguishment	56	—	—	56
Other one-time costs or amortization	802	160	205	1,167
Deduct:
Interest and other income	74	—	—	74
Equity income from unconsolidated affiliates	—	16,826	—	16,826
Segment adjusted EBITDA	$80,877	$21,381	$(2,278)	$99,980

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated(2)

For the nine months ended September 30, 2022	(In thousands)
Segment net income (loss) including noncontrolling interests	$89,274	$120,162	$(7,177)	$202,259
Add back:
Interest expense	47,411	(664)	45,838	92,585
Income tax expense (benefit)	457	(39)	1,826	2,244
Depreciation and amortization	192,007	597	5	192,609
Contract assets amortization	1,344	—	—	1,344
Proportionate EMI EBITDA	—	190,438	—	190,438
Share-based compensation	—	—	30,966	30,966
Loss (gain) on disposal of assets	12,636	—	(34)	12,602
Loss (gain) on debt extinguishment	27,983	(8)	—	27,975
Integration costs	933	81	8,998	10,012
Acquisition transaction costs	9	—	6,403	6,412
Other one-time costs or amortization	8,865	162	1,942	10,969
Deduct:
Gain on redemption of mandatorily redeemable Preferred units	—	—	9,580	9,580
Gain on embedded derivative	—	—	89,050	89,050
Equity income from unconsolidated affiliates	—	120,706	—	120,706
Segment adjusted EBITDA	$380,919	$190,023	$(9,863)	$561,079

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated(2)

For the nine months ended September 30, 2021	(In thousands)
Segment net income (loss) including noncontrolling interests	$(22,238)	$37,072	$(7,424)	$7,410
Add back:
Interest expense	82,967	5,491	—	88,458
Income tax expense	1,207	—	—	1,207
Depreciation and amortization	169,906	385	—	170,291
Contract assets amortization	1,815	—	—	1,815
Proportionate EMI EBITDA	—	59,677	—	59,677
Loss on disposal of assets	394	23	—	417
Gain on debt extinguishment	(4)	—	—	(4)
Derivatives loss due to Winter Storm Uri	13,456	—	—	13,456
Other one-time costs or amortization	1,675	182	153	2,010
Producer settlement	6,827	—	—	6,827
Deduct:
Interest and other income	115	—	—	115
Equity income from unconsolidated affiliates	—	44,692	—	44,692
Segment adjusted EBITDA	$255,890	$58,138	$(7,271)	$306,757
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

The following tables present the revenue for individual operating segment for the three and nine months ended September 30, 2022 and 2021:

	Midstream Logistics	Pipeline Transportation	Consolidated

For the three months ended September 30, 2022	(In thousands)
Revenue	$320,667	$733	$321,400
Other revenue	3,774	2	3,776
Total segment operating revenue	$324,441	$735	$325,176

	Midstream Logistics	Pipeline Transportation	Consolidated

For the three months ended September 30, 2021	(In thousands)
Revenue	$165,844	$—	$165,844
Other revenue	740	2	742
Total segment operating revenue	$166,584	$2	$166,586

	Midstream Logistics	Pipeline Transportation	Consolidated

For the nine months ended September 30, 2022	(In thousands)
Revenue	$907,771	$733	$908,504
Other revenue	9,487	6	9,493
Total segment operating revenue	$917,258	$739	$917,997

	Midstream Logistics	Pipeline Transportation	Consolidated

For the nine months ended September 30, 2021	(In thousands)
Revenue	$446,840	$—	$446,840
Other revenue	3,609	6	3,615
Total segment operating revenue	$450,449	$6	$450,455
The following table presents total assets for each operating segment as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

	(In thousands)
Midstream Logistics	$3,575,642	$2,916,774
Pipeline Transportation	2,417,663	635,784
Segment total assets	5,993,305	3,552,558
Corporate and other	13,873	648
Total assets	$6,007,178	$3,553,206

18.    SUBSEQUENT EVENTS
On October 10, 2022, the Company announced the transfer of its Class A Common Stock to the New York Stock Exchange (“NYSE”) from the Nasdaq Global Select Market (“Nasdaq”). The Company’s Class A Common Stock began trading on the NYSE under its current ticker symbol, “KNTK”, at the open of trading on Monday, October 24, 2022.
On October 19, 2022, the Board declared a cash dividend of $0.75 per share on the Company’s Class A Common Stock which will be payable to stockholders on November 17, 2022. The Company, through its ownership of the general partner of the Partnership, declared a distribution of $0.75 per Common Unit from the Partnership to the holders of Common Units. Please refer to Note 10—Equity and Warrants in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses the results of our operations for the three and nine month periods ended September 30, 2022, as compared to our results of operations for the same periods in 2021. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods. The previously announced merger of ALTM and BCP and their respective consolidated subsidiaries closed on February 22, 2022. As the Transaction was determined to be a reverse merger, BCP was considered the accounting acquirer and ALTM was considered the legal acquirer. Therefore, BCP’s net assets, carried at historical value, were presented as the predecessor to the Company’s historical financial statements and the comparable period presented herein reflects the results of operations of BCP for the three and nine months ended September 30, 2022. The results of operations of ALTM is reflected within the Company’s Condensed Consolidated Financial Statements from the Closing Date through September 30, 2022.
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
The Transaction
On February 22, 2022, the Company consummated the previously announced business combination transactions contemplated by the Contribution Agreement, dated as of October 21, 2021, by and among the Company, the Partnership, Contributor and BCP. Pursuant to the Contribution Agreement, in connection with the Closing, (i) Contributor contributed all of the equity interests in BCP and BCP Raptor Holdco GP, LLC, a Delaware limited liability company and the general partner of BCP (“BCP GP”), to the Partnership; and (ii) in exchange for such contribution, the Partnership transferred to Contributor 50,000,000 Common Units and 50,000,000 shares of the Company’s Class C common stock, par value $0.0001 per share (“Class C Common Stock”).
The Company’s stockholders immediately prior to the Closing continued to hold their shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock,” together with the Class C Common Stock, the “Common Stock”). As a result of the Transaction, immediately following the Closing (i) Contributor owns approximately 75% of the issued and outstanding Common Stock, (ii) Apache Midstream owns approximately 20% of the issued and outstanding Common Stock, and (iii) the Company’s remaining stockholders own approximately 5% of the issued and outstanding Common Stock. Upon close of the Transaction, the Company’s Pipeline Transportation segment expanded to include three additional EMI pipelines and to increase its ownership interest in PHP. Further note that a secondary offering of 4 million Apache shares was closed during March of 2022 further reducing Apache’s ownership to approximately 13%.
The Transaction also brought in additional volume capacity from ALTM for the Midstream Logistics segment, including 182 miles of in-service natural gas gathering pipelines, approximately 46 miles of residue gas pipelines with four market connections, and approximately 66 miles of NGLs pipelines. The increased volume capacity has contributed to the increase in operating revenue for the three and nine months ended September 30, 2022 compared to the same periods in 2021.
Overview
We are an integrated midstream energy company in the Permian Basin providing comprehensive gathering, transportation, compression, processing, and treating services. Our core capabilities include a variety of service offerings across multiple streams, including natural gas gathering, transportation, compression, treating and processing; NGLs stabilization and transportation; produced water gathering and disposal; and crude oil gathering, stabilization, storage and transportation. We have approximately 2.0 Bcf/d cryogenic natural gas processing capacity strategically located near the Waha Hub in West Texas. As measured by processing capacity, we are the second largest natural gas processor in the Delaware Basin and the fourth largest across the entire Permian Basin. In addition, we have interests in four long-term contracted pipelines transporting natural gas, NGLs, and crude oil from the Permian Basin to the Gulf Coast.
Our Operations
Upon Closing, the Company renamed its Gathering and Processing segment to Midstream Logistics and renamed its Transmission segment to Pipeline Transportation. These name changes were made to better align segment activities with the name of each respective segment. The Midstream Logistics segment operates under three service offerings, 1) gas gathering and processing, 2) crude oil gathering, stabilization, and storage services, and 3) water gathering and disposal. The Pipeline Transportation segment consists of four EMI pipelines originating in the Permian Basin with various access points to the Texas

Gulf Coast, Kinetik NGL Pipeline and Delaware Link Pipeline that is under development. The pipelines transport crude oil, natural gas, and NGLs within the Permian Basin and to the Texas Gulf Coast.
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
Pipeline Transportation
The Pipeline Transportation segment consists of four EMI pipelines in the Permian Basin with access to various points along the Texas Gulf Coast, Brandywine NGL Pipeline and the Delaware Link Pipeline, which is currently under development. EMI pipelines include the following:
•An approximate 53.3% equity interest in Permian Highway Pipeline LLC (“PHP”), which is also owned and operated by Kinder Morgan Texas Pipeline, LLC (“Kinder Morgan”). PHP transports natural gas from the Waha area in northern Pecos County, Texas to the Katy, Texas area with connections to Texas Gulf Coast and Mexico markets. PHP was placed in service January 2021, with the total capacity of 2.1 Bcf/d fully subscribed under long-term contracts. In June 2022, PHP announced a final investment decision to proceed with its expansion project to increase total capacity to 2.65 Bcf/d fully subscribed under 10 year take or pay contracts. The project will increase PHP’s capacity by nearly 550 MMcf/d with target in-service date in November 2023. The funding for the expansion is 67% by the Company and the remainder by Kinder Morgan. As a result, post the in service of the expansion, Kinetik’s ownership interest in PHP will increase approximately 56.0%.
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

Factors Affecting Our Business
The Significance of Crude Oil and Producer Volumes on Our Revenues, Cost of Sales and Gross Margin
The Company’s assets include approximately 1,700 miles of NGLs, natural gas, condensate, produced water, and crude oil pipelines as well as approximately 2 Bcf/d of natural gas processing capacity as of September 30, 2022. Most of the gas gathered and processed by the Company is associated gas included in the oil stream, making producers’ oil break-even prices the primary driver of activity. The average price of WTI crude oil was $98.39/Bbl during the first nine months of 2022. If crude prices were to fall below producers’ break-even prices for a prolonged period of time, drilling activity and volumes might decline and might have a negative impact on our business. In addition, because the Company’s Pipeline Transportation segment provides NGLs transmission service through its EMI pipelines, a decrease in natural gas and NGL price will have an adverse impact on the Company’s results of operations as it may lead to lower natural gas production and thus lower volumes of NGLs transported. The average natural gas price was $6.66/MMBtu during the first nine months of 2022. For additional risk factors that affect the Company’s business, please refer to Part II, Item 1A — Risk Factors of the Company’s Quarterly Report Form 10-Q for the first quarter of 2022 filed on May 10, 2022.
Recent Developments
Transfer to the New York Stock Exchange
On October 10, 2022, the Company notified the Nasdaq Global Select Market (“Nasdaq”) that it would voluntarily transfer the listing of its Class A Common Stock from Nasdaq to the New York Stock Exchange (the “NYSE”). The listing and trading of the Common Stock on Nasdaq ended at market close on October 21, 2022, and trading commenced on the NYSE at market open on October 24, 2022. The Class A Common Stock continues to trade under the current stock symbol “KNTK”.

Brandywine NGL Acquisition
In September 2022, the Company acquired approximately 30 miles of 20 inch NGL pipelines connected to Diamond Cryo called the Brandywine NGL Pipeline (“Brandywine”) for approximately $25 million. Brandywine is a strategic intrabasin natural gas liquids pipeline, affording Kinetik greater control over its system’s NGLs and providing interconnectivity to Shin Oak.
Comprehensive Refinancing
On June 8, 2022, the Partnership, completed a private placement of $1.00 billion aggregate principal amount of its 5.875% Sustainability-Linked Senior Notes due 2030 (the “Notes”), which are fully and unconditionally guaranteed by the Company. In addition, the Partnership entered into a new revolving credit agreement (the “RCA”), which provides for a $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing on June 8, 2027, and a new term loan agreement (the “TLA”), which provides for a $2.00 billion senior unsecured term loan credit facility (the “Term Loan Credit Facility”) maturing on June 8, 2025. Proceeds from the Notes and the Term Loan Credit Facility were used to repay all outstanding borrowings under our existing credit facilities and to pay fees and expenses related to the offering. Refer to Note 6 — Debt and Financing Costs in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for further information.
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
Commodity Price Volatility
There has been, and we believe there will continue to be, volatility in commodity prices and in the relationships among NGLs, crude oil and natural gas prices. As a result of uncertainty around global commodity supply and demand, the impact of China’s zero covid policy, the continued headwinds from a stronger US dollar, both here and abroad, global oil and natural gas commodity prices continue to remain volatile. The volatility and uncertainty of natural gas, crude oil and NGL prices impact drilling, completion and other investment decisions by producers and ultimately supply to our systems. Our operations benefit in an environment of higher natural gas, NGLs and condensate prices, the instability of international political environments and human and economic hardship resulting from the international political instability would have a uncertain impact on the U.S. economy, which in turn, might affect our business and operations adversely. The Company continues to monitor commodity prices closely and is likely to enter into commodity price hedges from time to time as necessary to mitigate the volatility risk.
Inflation and Interest Rates
The annual rate of inflation in the United States hit 8.2% in September 2022, as measured by the Consumer Price Index. We expect that inflation will continue to increase our operating costs and the overall cost of capital projects we undertake. In addition, the Federal Reserve has continued to tighten its monetary policy by raising interest rates and Chairman Powell has indicated that the target Federal Funds Rate range will likely be approximately 4.5% by the end of 2022. Furthermore, the Chairman of the Federal Reserve signaled that the Federal Reserve would continue to take necessary action to bring inflation down and to ensure price stability, including continued rate increases. Increased interest rates will have a negative impact on the Company’s ability to meet its contractual debt obligations and to fund its operating expenses, capital expenditures, dividends and distributions. The Company will continue to actively evaluate and analyze whether any form of interest rate hedging should be implemented to mitigate interest rate exposure.
Supply Chain Considerations
During 2021 and 2022, challenging supply chain issues have emerged that will continue at least through the remainder of 2022. Geopolitical events have further disrupted global supply chains and caused volatile commodity prices for natural gas, NGLs and crude oil. The United States has banned the import of Russian oil, NGLs and other energy commodities and European Union has taken steps to reduce imports of Russian oil and natural gas. The principal supply issues facing our industry for the next twelve months include: raw materials availability, finished good inventory, rising freight costs, delays due to port congestion and continued labor shortages.

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

Results of Operations
The following table presents the Company’s results of operations for the periods presented:

	Three Months Ended September 30,*			Nine Months Ended September 30,*
	2022	2021	% Change	2022	2021	% Change

	(In thousands, except percentages)
Revenues:
Service revenue	$107,597	$72,578	48%	$290,122	$202,482	43%
Product revenue	213,803	93,266	129%	618,382	244,358	153%
Other revenue	3,776	742	409%	9,493	3,615	163%
Total revenues	325,176	166,586	95%	917,997	450,455	104%
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization)	145,208	60,503	140%	418,197	141,011	197%
Operating expense	35,845	22,731	58%	100,996	63,575	59%
Ad valorem taxes	5,903	3,238	82%	15,936	9,003	77%
General and administrative	23,468	6,957	237%	72,180	17,920	303%
Depreciation and amortization	65,005	57,154	14%	192,609	170,291	13%
Loss (gain) on disposal of assets	3,946	(37)	(10765)%	12,602	417	2922%
Total operating costs and expenses	279,375	150,546	86%	812,520	402,217	102%
Operating income	45,801	16,040	186%	105,477	48,238	119%
Other income (expense):
Interest and other income	—	3,578	(100)%	250	4,141	(94)%
Gain on Preferred Units redemption	—	—	NM	9,580	—	NM
Gain (loss) on debt extinguishment	—	(56)	(100)%	(27,975)	4	(699475)%
Gain on embedded derivative	488	—	NM	89,050	—	NM
Interest expense	(40,464)	(30,541)	32%	(92,585)	(88,458)	5%
Equity in earnings of unconsolidated affiliates	45,003	16,826	167%	120,706	44,692	170%
Total other income (expense), net	5,027	(10,193)	(149)%	99,026	(39,621)	(350)%
Income before income tax	50,828	5,847	769%	204,503	8,617	2273%
Current income tax expense	1,406	1,207	16%	2,244	1,207	86%
Net income including noncontrolling interests	$49,422	$4,640	965%	$202,259	$7,410	2630%
*The results of the legacy ALTM business are not included in the Company’s consolidated financials prior to February 22, 2022. Refer to the Form 10-Q basis of presentation in Note 1—Description of the Organization and Summary of Significant Accounting Policies in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q, for further information.
NM - Not meaningful
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Revenues
For the three months ended September 30, 2022, revenue increased $158.6 million, or 95%, to $325.2 million, compared to $166.6 million for the same period in 2021. The increase was primarily driven by period to period higher commodity prices, increases in gathered and processed gas volumes, as well as similar increases in condensate and NGL volumes sold.
Service revenue
Service revenue consists of service fees paid to us by our customers for providing comprehensive gathering, treating, processing and water disposal services necessary to bring natural gas, NGLs and crude oil to market. Service revenue for the three months ended September 30, 2022, increased by $35.0 million, or 48%, to $107.6 million, compared to $72.6 million for the same period in 2021. This increase was primarily due to a period over period increase in gathered and processed gas volumes of 585.4 Mcf per day and 541.5 Mcf per day, respectively. Over 99% of service revenues are included in the Midstream Logistics segment.

Product revenue
Product revenue consists of commodity sales (including condensate, natural gas residue, and NGLs). Product revenue for the three months ended September 30, 2022, increased by $120.5 million, or 129%, to $213.8 million, compared to $93.3 million for the same period in 2021, primarily due to period over period increases in condensate prices combined with increased NGL and condensate sales volumes. Condensate prices increased $23.30 per barrel or 35%. NGL and condensate sales volumes increased 3.5 million barrels, or 550%. The increase in NGL and condensate sales volumes offset the decreased NGL prices of $5.77 per barrel, or 14%. This overall increase in NGL and condensate revenue was due to our plants being run in recovery for parts of the three months ended September 30, 2022 versus rejection during the same period in 2021. For the same reason, natural gas residue sales volumes decreased by 1.9 million MMBtu, or 28%. Partially offsetting this decrease in volumes, natural gas prices increased period over period by $3.34 per MMBtu, or 86%. Product revenues are included entirely in the Midstream Logistics segment.
Operating Costs and Expenses
Costs of sales (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) primarily consists of purchases of NGLs and natural gas from our producers at contracted market prices to support product sales to other third parties. For the three months ended September 30, 2022, cost of sales increased $84.7 million, or 140%, to $145.2 million, compared to $60.5 million for the same period in 2021. The increase was primarily driven by the period to period increase in commodity prices and increased NGL and condensate volumes. Cost of sales (exclusive of depreciation and amortization) are included entirely in the Midstream Logistics segment.
Operating expenses
Operating expenses increased by $13.1 million, or 58%, to $35.8 million for the three months ended September 30, 2022, compared to $22.7 million for the same period in 2021. Of the total increase, $7.7 million was driven by new operations acquired through the Transaction. The remaining increases were primarily driven by an increase in repairs and maintenance costs of $1.2 million, higher contract labor costs of $1.2 million, and higher safety and environmental expenditures of $0.8 million.
General and administrative
General and administrative (“G&A”) expense increased by $16.5 million, or 237%, to $23.5 million for the three months ended September 30, 2022, compared to $7.0 million for the same period in 2021. The increases were primarily driven by recognition of share-based compensation of $12.7 million, acquisition and integration costs of $2.7 million incurred in relation to the Transaction, and an increase of $0.8 million in insurance expenses.
Other Income (Expense)
Equity in earnings of unconsolidated affiliates
Income from EMI pipelines increased by $28.2 million, or 167%, to $45.0 million for the three months ended September 30, 2022, compared to $16.8 million for the same period in 2021. The increase was primarily due to the acquisition of new EMI pipelines and additional equity interests in the Company’s existing EMI pipeline, PHP. Equity in earnings of unconsolidated affiliates is included entirely in the Pipeline Transportation segment.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Revenues
For the nine months ended September 30, 2022, revenue increased $467.5 million, or 104%, to $918.0 million, compared to $450.5 million for the same period in 2021. The increase was primarily driven by period to period higher commodity prices, increases in gathered and processed gas volumes, as well as similar increases in condensate and NGL volumes sold.

Service revenue
Service revenue consists of service fees paid to us by our customers for providing comprehensive gathering, treating, processing and water disposal services necessary to bring natural gas, NGLs and crude oil to market. Service revenue for the nine months ended September 30, 2022, increased by $87.6 million, or 43%, to $290.1 million, compared to $202.5 million for the same period in 2021. This increase was primarily due to a period over period increase in gathered and processed gas volumes of 559.9 Mcf per day and 523.8 Mcf per day, respectively. Over 99% of service revenues are included in the Midstream Logistics segment.
Product revenue
Product revenue consists of commodity sales (including condensate, natural gas residue, and NGLs). Product revenue for the nine months ended September 30, 2022, increased by $374.0 million, or 153%, to $618.4 million, compared to $244.4 million for the same period in 2021, primarily due to period over period increases in NGL and condensate prices combined with increased sales volumes of these liquids. NGL prices increased $6.60 per barrel, or 20%, and condensate prices increased $35.69 per barrel, or 60%. NGL and condensate sales volumes increased 8.2 million barrels, or 280%. This substantial increase was due to our plants being run in recovery for most of the nine months ended September 30, 2022 versus rejection during the same period in 2021. For the same reason, natural gas residue sales volumes decreased by 3.2 million MMBtu, or 17%. Partially offsetting this decrease in volumes, natural gas prices increased period over period by $2.61 per MMBtu, or 73%. Product revenues are included entirely in the Midstream Logistics segment.
Operating Costs and Expenses
Costs of sales (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) primarily consists of purchases of NGLs and natural gas from our producers at contracted market prices to support product sales to other third parties. For the nine months ended September 30, 2022, cost of sales increased $277.2 million, or 197%, to $418.2 million, compared to $141.0 million for the same period in 2021. The increase was primarily driven by the period to period increases in commodity prices and NGL and condensate volumes discussed above. Cost of sales (exclusive of depreciation and amortization) are included entirely in the Midstream Logistics segment.
Operating expenses
Operating expenses increased by $37.4 million, or 59%, to $101.0 million for the nine months ended September 30, 2022, compared to $63.6 million for the same period in 2021. Of the total increase, $16.2 million was driven by the new operations acquired through the Transaction. The remaining increase was primarily driven by higher period over period electricity costs of $10.7 million, higher salaries and benefits of $3.7 million, higher repairs and maintenance costs of $2.9 million and higher contract labor costs of $2.8 million. The higher electricity costs were primarily due to electricity credits received in 2021 related to the extreme weather caused by Winter Storm Uri.
General and administrative
General and administrative (“G&A”) expense increased by $54.3 million, or 303%, to $72.2 million for the nine months ended September 30, 2022, compared to $17.9 million for the same period in 2021. The increases were primarily driven by recognized share-based compensation of $31.0 million, acquisition and integration costs of $18.5 million incurred in relation to the Transaction and an increase in insurance expenses of $2.2 million.
Depreciation and amortization
Depreciation and amortization expense increased by $22.3 million, or 13%, to $192.6 million for the nine months ended September 30, 2022, compared to $170.3 million for the same period in 2021. The increase was primarily driven by the new assets acquired through the Transaction.
Other Income (Expense)
Gain (loss) on debt extinguishment
For the nine months ended September 30, 2022, the Company recognized a loss on debt extinguishment of $28.0 million, compared with a gain of $4 thousand for the same period in 2021. The change reflected the loss on debt extinguishment recognized in relation to the comprehensive refinancing completed in June 2022.

Gain on embedded derivative
For the nine months ended September 30, 2022, the Company recognized a gain on embedded derivative of $89.1 million. The gain is a result of the decrease in fair value of the embedded derivative liability related to the redeemable noncontrolling interest Preferred Units, which was eliminated upon the ultimate redemption of these Preferred Units during July of 2022.
Equity in earnings of unconsolidated affiliates
Income from EMI pipelines increased by $76.0 million, or 170% to $120.7 million for the nine months ended September 30, 2022, compared to $44.7 million for the same period in 2021. The increase was primarily due to the acquisition of new EMI pipelines and additional equity interests in the Company’s existing EMI pipeline, PHP, through the Transaction closed in February 2022. Equity in earnings of unconsolidated affiliates is included entirely in the Pipeline Transportation segment.

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

	Three Months Ended September 30,*			Nine Months Ended September 30,*
	2022	2021	% Change	2022	2021	% Change

Reconciliation of net income including noncontrolling interests to Adjusted EBITDA	(In thousands, except percentages)
Net income including noncontrolling interests	$49,422	$4,640	965%	$202,259	$7,410	2630%
Add back:
Interest expense	40,464	30,541	32%	92,585	88,458	5%
Income tax expense	1,406	1,207	16%	2,244	1,207	86%
Depreciation and amortization	65,005	57,154	14%	192,609	170,291	13%
Amortization of contract costs	448	448	—%	1,344	1,815	(26)%
Proportionate EMI EBITDA	78,357	21,704	261%	190,438	59,677	219%
Share-based compensation	12,661	—	NM	30,966	—	NM
Loss (gain) on sale of assets	3,946	(37)	(10765)%	12,602	417	2922%
Loss (gain) on debt extinguishment	—	56	(100)%	27,975	(4)	(699475)%
Derivative loss due to Winter Storm Uri	—	—	NM	—	13,456	(100)%
Integration Costs	2,338	—	NM	10,012	—	NM
Acquisition transaction Costs	62	—	NM	6,412	—	NM
Other one-time cost or amortization	3,752	1,167	222%	10,969	2,010	446%
Producer Settlement	—	—	NM	—	6,827	(100)%
Deduct:
Interest and other income	—	74	(100)%	—	115	(100)%
Gain on redemption of mandatorily redeemable Preferred Units	—	—	NM	9,580	—	NM
Gain on embedded derivative	488	—	NM	89,050	—	NM
Equity income from unconsolidated affiliates	45,003	16,826	167%	120,706	44,692	170%
Adjusted EBITDA	$212,370	$99,980	112%	$561,079	$306,757	83%
* The results of the legacy ALTM business are not included in the Company’s consolidated financials prior to February 22, 2022. Refer to Note 1—Description of the Organization and Summary of Significant Accounting Policies for further information on the Company’s basis of presentation.
NM - not meaningful
Adjusted EBITDA increased by $112.4 million, or 112%, to $212.4 million for the three months ended September 30, 2022, compared to $100.0 million for the same period in 2021. The increase was primarily driven by an increase in net income including noncontrolling interest of $44.8 million, or 965%, and increases in add back related to the Company’s proportionate share of its EMI pipelines’ EBITDA of $56.7 million, or 261%, share-based compensation of $12.7 million, interest expense of $9.9 million and depreciation and amortization expense of $7.9 million, which are results of new operations acquired through the Transaction. The increase in adjusted EBITDA was partially offset by increases in EMI pipelines equity income of $28.2 million, which was the result of acquisitions of new EMI pipeline entities and additional PHP equity interests acquired.
Adjusted EBITDA increased by $254.3 million, or 83% to $561.1 million for the nine months ended September 30, 2022, compared to $306.8 million for the same period in 2021. The increase was primarily driven by an increase in net income including noncontrolling interest of $194.8 million, or 2630%, and increases in add back related to the Company’s proportionate share of its EMI pipelines’ EBITDA of $130.8 million, or 219%, share-based compensation of $31.0 million, depreciation and amortization expense of $22.3 million and integration costs of $10.0 million. The increase in add back was also due to increase in loss on debt extinguishment of $28.0 million as the Company completed its comprehensive refinancing in June 2022. The increase in adjusted EBITDA was partially offset by increases in gain on embedded derivatives of $89.1 million, EMI pipelines equity income of $76.0 million and the derivative loss add back due to the Winter Storm Uri of $13.5 million.
The 2022 Adjusted EBITDA presented in the above table does not include any expected synergies including ad valorem taxes, operating expenses and corporate G&A, which continue to be recognized over the course of 2022.
Segment Adjusted EBITDA
Segment Adjusted EBITDA is defined as segment net earnings adjusted to exclude interest expense, income tax expense, depreciation and amortization, the proportionate effect of these same items for our equity method investments and other non-recurring items. The following table presents segment adjustment EBITDA for the three and nine months ended September 30,

2022 and 2021. Also refer to Note 17—Segments in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for reconciliation of segment adjusted EBITDA to net income including noncontrolling interests.

	Three Months Ended September 30,*			Nine Months Ended September 30,*
	2022	2021	% Change	2022	2021	% Change

	(In thousands, except percentages)
Midstream Logistics	$137,545	$80,877	70%	$380,919	$255,890	49%
Pipeline Transportation	78,692	21,381	268%	190,023	58,138	227%
Corporate and Other**	(3,867)	(2,278)	70%	(9,863)	(7,271)	36%
Total segment adjusted EBITDA	$212,370	$99,980	112%	$561,079	$306,757	83%
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
Midstream Logistics segment adjusted EBITDA increased by $56.7 million, or 70%, to $137.5 million for the three months ended September 30, 2022, compared to $80.9 million for the same period in 2021. The increase was primarily driven by an increase in segment net income including noncontrolling interests of $71.7 million and increases in the add back related to depreciation and amortization expense of $7.6 million due to new operations acquired through the Transaction.
Midstream Logistics segment adjusted EBITDA increased by $125.0 million, or 49%, to $380.9 million for the nine months ended September 30, 2022, compared to $255.9 million for the same period in 2021. The increase was primarily driven by an increase in segment net income including noncontrolling interests of $111.5 million and increases in the add back related to loss on debt extinguishment of $28.0 million as the Company completed its comprehensive refinancing in June 2022, depreciation and amortization expense of $22.1 million due to new operations acquired through the Transaction.
Pipeline Transportation segment adjusted EBITDA increased by $57.3 million, or 268%, to $78.7 million for the three months ended September 30, 2022, compared to $21.4 million for the same period in 2021. The increase was driven by investments in GCX, EPIC and Shin Oak and a 100% increase in the Company’s investment in PHP, which were all acquired through the Transaction closed in February 2022. During the three months ended September 30, 2021, the Company only held a 26.67% interest in PHP.
Pipeline Transportation segment adjusted EBITDA increased by $131.9 million, or 227%, to $190.0 million for the nine months ended September 30, 2022, compared to $58.1 million for the same period in 2021. The increase was driven by the same factors driving the quarter over quarter increase disclosed above.

Capital Resources and Liquidity
For 2022, the Company’s primary capital spending requirements are anticipated to be related to the PHP expansion project, integration of the Alpine High gathering system with the legacy BCP system, certain integration related synergies including the relocation of compression units and treating assets to the legacy BCP processing plants, organic growth and maintenance capital expenditures in the Midstream Logistic segment, the Company’s contractual debt obligations and the Company’s payment of quarterly cash dividend on its Class A Common Stock and Class C Common Units as may be declared by its Board of Directors (the “Board”).

During the nine months ended September 30, 2022, the Company’s primary sources of cash were distributions from the EMI pipelines, borrowings under the Term Loan and Revolving Credit Facility, proceeds from the offering of the Notes, and cash generated from operations. Based on the Company’s current financial plan and related assumptions including the Reinvestment Agreement (as defined below), the Company believes that cash from operations and distributions from the EMI pipelines will generate cash flows in excess of capital expenditures and the amount required to fund the Company’s planned quarterly dividend over the next 12 months. Additionally, the Company has locked in the floating base rate on its Term Loan A through April 2023 to reduce short-term interest rate risk. Further, the Company entered into an interest rate swap with a $1 billion notional that is effective from May 1, 2023 through May 31, 2025 swapping floating SOFR for a fixed swap rate of 4.46%.

Comprehensive Refinancing
On June 8, 2022, the Partnership completed the private placement of $1.00 billion aggregate principal amount of 5.875% Sustainability-Linked Senior Notes due 2030, which are fully and unconditionally guaranteed by the Company. In addition, the Partnership entered into the new RCA, which provides for a $1.25 billion senior unsecured Revolving Credit Facility maturing on June 8, 2027, and a new TLA, which provides for a $2.00 billion senior unsecured Term Loan Credit Facility maturing on June 8, 2025. Proceeds from the Notes and the Term Loan Credit Facility were used to repay all outstanding borrowings under our existing credit facilities and to pay fees and expenses related to the offering. Refer to Note 6 — Debt and Financing Costs in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for further information.
Capital Requirements and Expenditures
Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational regulations. During the nine months ended September 30, 2022 and 2021, capital spending for midstream infrastructure assets totaled $160.5 million and $60.6 million, respectively. The current year capital spend includes $25 million for the purchase of Brandywine NGL Pipeline and $12.5 million for the ongoing construction of the Delaware Link Pipeline. Management believes its existing gathering, processing, and transmission infrastructure capacity is capable of fulfilling its midstream contracts to service its customers. During the nine months ended September 30, 2022, the Company contributed $56.2 million to PHP, for the 2022 Capacity Expansion Project, compared to $20.5 million contributed in the same period of 2021.
The Company anticipates its existing capital resources will be sufficient to fund the future capital expenditures for EMI pipelines and the Company’s existing infrastructure assets over the next 12 months. For further information on EMIs, refer to Note 9—Equity Method Investments in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q.
Cash Flows
The following tables present cash flows from operating, investing, and financing activities during the periods presented:

	For the Nine Months Ended September 30,
	2022	2021

	(In thousands)
Cash provided by operating activities	$453,244	$159,350
Cash used in investing activities	$(216,418)	$(81,323)
Cash used in financing activities	$(243,827)	$(62,439)
Operating Activities. Net cash provided by operating activities increased by $293.9 million for the nine months ended September 30, 2022 compared with the same period in 2021. The change in the operating cash flows reflected increases in net income including noncontrolling interests of $194.8 million, adjustments related to non-cash items of $56.5 million and cash provided by changes in working capital of $42.5 million. Period over period increase in cash provided by operating activities was primarily driven by the new operations acquired through the Transaction, including distributions received from EMI pipelines acquired through the Transaction. The increase was partially offset by non-cash adjustment related to derivative fair value adjustment recognized during 2022.
Investing Activities. Net cash used in investing activities increased by $135.1 million for the nine months ended September 30, 2022 compared with the same period in 2021. The increase was primarily driven by an increase in property, plant and equipment expenditures of $99.9 million, which includes the Brandywine asset acquisition, an increase in contribution made to unconsolidated affiliates of $35.7 million and an increase in intangible assets expenditure of $9.6 million. The increase in cash outflow was offset by an increase in cash inflow of $13.4 million acquired through the acquisition closed in February 2022.
Financing Activities. Net cash used in financing activities increased by $181.4 million for the nine months ended September 30, 2022 compared with the same period in 2021. The increase was primarily due to increases in cash outflow for redemption of Preferred Units of $644.8 million, cash dividends paid to holders of Class A Common Stock of $24.4 million, cash distributions paid to holders of Preferred Units of $8.8 million and the increase in cash outflow was offset by net proceeds from the Company’s long-term debt and Revolving Credit Facility of $482.1 million and a reduction of cash distributions paid to holders of Class C Common Units of $29.3 million.

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
During the first nine months of 2022, the Company made cash dividend payments of $24.4 million to holders of Class A Common Stock and $175.5 million was reinvested in shares of Class A Common Stock by the Reinvestment Holders.
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
Dividend
On October 19, 2022, the Board declared a cash dividend of $0.75 per share on the Company’s Class A Common Stock, which will be payable on November 17, 2022. The Company, through its ownership of the general partner of the Partnership, also declared a distribution of $0.75 per Common Unit from the Partnership to the holders of Common Units, which will be payable on November 17, 2022. As context requires, dividends paid to holders of Class A Common Stock and distributions paid to holders of Common Units may be referred to collectively as “dividends.”
Series A Cumulative Redeemable Preferred Units
The Partnership issued Preferred Units on June 12, 2019. Because the Transaction was accounted for as a reverse merger, certain Preferred Units that were issued and outstanding were assumed at Closing for accounting purposes. The Company assumed 525,000 Preferred Units as well as 29,983 paid-in-kind (“PIK”) Preferred Units immediately after the Closing.
Since the Closing, the Company redeemed all outstanding Preferred Units and PIK units for an aggregate redemption price of $644.8 million. The Company recognized a gain of $9.6 million on redemption of the mandatorily redeemable Preferred Units and excess of carrying amount over redemption price of $109.5 million on redemption of the redeemable noncontrolling interest Preferred Units. Refer to Note 11—Series A Cumulative Redeemable Preferred Units in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q.
Liquidity
The following table presents a summary of the Company’s key liquidity indicators at the dates presented:

	September 30, 2022	December 31, 2021

	(In thousands)
Cash and cash equivalents	$11,728	$18,729
Total debt	$3,447,513	$2,307,702
Available committed borrowing capacity	$775,000	$133,000
Cash and cash equivalents
As of September 30, 2022 and December 31, 2021, the Company had $11.7 million and $18.7 million, respectively, in cash and cash equivalents. The majority of the cash is invested in highly liquid, investment-grade instruments with maturities of three months or less at the time of purchase.

Total Debt and Available credit facilities
There is no assurance that the financial condition of banks with lending commitments to the Company will not deteriorate. The Company closely monitors the ratings of the banks in the Company’s bank group. Having a large bank group allows the Company to mitigate the potential impact of any bank’s failure to honor its lending commitment.
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
Under certain of our transportation services agreements with third party pipelines to transport natural gas and NGLs, if we fail to ship a minimum throughput volume during any year, then we will pay a deficiency payment for transportation based on the volume shortfall up to the MVC amount. The Company has made no historical shortfall payments through September 30, 2022.

Off-Balance Sheet Arrangements
As of September 30, 2022, there were no off-balance sheet arrangements.

Critical Accounting Policies
The Company’s significant accounting policies, described in the Summary of Significant Accounting Policies in Exhibit 99.1 to Current Report on Form 8-K filed on July 5, 2022 and the Company’s Quarterly Report on Form 10-Q filed on May 10, 2022, are fundamental to understanding our results of operations and financial condition. There has been no significant change to the Company’s significant accounting policies subsequent to the Form 8-K filed on July 5, 2022. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in Note 1—Description of the Organization and Summary of Significant Accounting Policies in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q.

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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2022, the Company had interest bearing debt, net of deferred financing costs, with principal amount of $3.45 billion. The interest rate for the revolving and term loan credit facilities are variable, which exposes the Company to the risk of increased interest expense in the event of increases to short-term interest rates. Accordingly, results of operations, cash flows, financial condition, and the ability to make cash distributions could be adversely affected by significant increases in interest rates. If interest rates increase by 1.0%, the Company’s consolidated interest expense would have increased by approximately $6.3 million for the quarter ended September 30, 2022. The Company may periodically enter into interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. Refer to Note 16—Derivative and Hedging Activities in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for additional discussion regarding our hedging strategies and objectives.
Credit Risk
The Company is subject to credit risk resulting from nonpayment or nonperformance by, or the insolvency or liquidation of third-party customers. Any increase in the nonpayment and nonperformance by, or the insolvency or liquidation of, the Company’s customers could adversely affect the Company’s results of operations.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of September 30, 2022, pursuant to Rule 13a-15(b) of the Exchange Act, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting and Administrative Operating Officer, who serves as the principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Accounting and Administrative Operating Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.
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
Change in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2022, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
Please refer to Part II, Item 1A — Risk Factors of the Company’s Quarterly Report Form 10-Q for the first quarter of 2022 filed on May 10, 2022.

ITEM 5. OTHER INFORMATION
Amended and Restated Code of Business Conduct
On November 9, 2022, our Board of Directors adopted an amended and restated Code of Business Conduct (the “Code of Ethics”). The Code of Ethics includes, among other things, updates to reflect the Company’s transition from the Nasdaq to the NYSE. The Code of Ethics took effect upon adoption by our Board of Directors and did not result in any waiver, explicit or implicit, of any provision of our previous Code of Ethics.

The Code of Ethics is available on our website at www.ir.kinetik.com/governance.

The foregoing description of the amendments reflected in the Code of Ethics does not purport to be complete and is qualified in its entirety by reference to the Code of Ethics, attached as Exhibit 14.1 hereto and incorporated herein by reference.

ITEM 6. EXHIBITS

EXHIBIT NO.		DESCRIPTION
2.1***	–	Contribution Agreement, dated October 21, 2021, by and among Altus Midstream Company, Altus Midstream LP, New BCP Raptor Holdco, LLC, and BCP Raptor Holdco, LP
3.1	–	Third Amended and Restated Certificate of Incorporation of Kinetik Holdings Inc.
3.2	–	Amended and Restated Bylaws of Kinetik Holdings Inc.
4.1	–
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

4.4	–	Form of 5.875% Sustainability-Linked Senior Notes (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 14, 2022).
10.1	–	Third Amended and Restated Agreement of Limited Partnership of Altus Midstream LP, dated as of October 22, 2021.
14.1*	–	Kinetik Holdings Inc. Code of Business Conduct, as amended November 9, 2022.
31.1*	–	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	–	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	–	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	–	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.
101*	–
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Equity and Noncontrolling Interests and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

KINETIK HOLDINGS INC.

Dated:	November 9, 2022	/s/ Jamie Welch
Jamie Welch
Chief Executive Officer, President, Chief Financial Officer and Director
(Principal Executive Officer)

Dated:	November 9, 2022	/s/ Steven Stellato
Steven Stellato
Executive Vice President, Chief Accounting and Chief Administrative Officer
(Principal Financial Officer)