Form 10-K
period 2022-12-31
Kinetik Holdings Inc.
filed 2023-03-07
CIK 1692787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-38048
KINETIK HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	81-4675947
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2700 Post Oak Boulevard, Suite 300
Houston, Texas 77056-4400
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (713) 621-7330

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

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2022	$564,554,574
Number of shares of registrant’s Class A common stock, $0.0001 issued and outstanding as of February 28, 2023	48,954,863
Number of shares of registrant’s Class C common stock, $0.0001 issued and outstanding as of February 28, 2023	94,089,038
Documents Incorporated By Reference
Portions of registrant’s proxy statement relating to registrant’s 2023 annual meeting of stockholders have been incorporated by reference in Part III of this Annual Report on Form 10-K.

i

GLOSSARY
The following are abbreviations and definitions of certain terms used in this Annual Report on Form 10-K and certain terms which are commonly used in the exploration, production, and midstream sectors of the oil and natural gas industry:
•ASC. Accounting Standards Codification
•ASU. Accounting Standards Update
•Bbl. One stock tank barrel of 42 United States (“U.S.”) gallons liquid volume used herein in reference to crude oil, condensate or natural gas liquids
•Bcf. One billion cubic feet
•Bcf/d. One Bcf per day
•Btu. One British thermal unit, which is the quantity of heat required to raise the temperature of a one-pound mass of water by one degree Fahrenheit
•CODM. Chief Operating Decision Maker.
•Delaware Basin. Located on the western section of the Permian Basin. The Delaware Basin covers a 6.4M acre area
•FASB. Financial Accounting Standards Board
•Field. An area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations
•Formation. A layer of rock which has distinct characteristics that differs from nearby rock
•GAAP. United States Generally Accepted Accounting Principles
•GHG. Greenhouse gas
•LIBOR. London Interbank Offered Rate
•MBbl. One thousand barrels of crude oil, condensate or NGLs
•MBbl/d. One MBbl per day
•Mcf. One thousand cubic feet of natural gas
•Mcf/d. One Mcf per day
•MMBtu. One million British thermal units
•MMcf. One million cubic feet of natural gas
•MMcf/d. One MMcf per day
•MVC. Minimum volume commitments
•NGLs. Natural gas liquids. Hydrocarbons found in natural gas, which may be extracted as liquefied petroleum gas and natural gasoline
•Throughput. The volume of crude oil, natural gas, NGLs, water and refined petroleum products transported or passing through a pipeline, plant, terminal or other facility during a particular period
•SEC. United States Securities and Exchange Commission
•SOFR. Secured Overnight Financing Rate
•WTI. West Texas Intermediate crude oil

FORWARD-LOOKING STATEMENTS AND RISK

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “might,” “outlook,” “possibly,” “potential,” “prospect,” “should,” “would,” or similar terminology, but the absence of these words does not mean that a statement is not forward looking. Although we believe that the expectations reflected in such forward-looking statements are reasonable under the circumstances, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, assumptions about:
•the market prices of oil, natural gas, NGLs, and other products or services;
•competition from other pipelines, terminals or other forms of transportation and competition from other service providers for gathering system capacity and availability;
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
•our ability to successfully implement our share repurchase program;
•our ability to integrate operations or realize any anticipated benefits, savings or growth of the Transaction (as defined herein). See Note 3 — Business Combination in the Notes to our Consolidated Financial Statements set forth in this Form 10-K;
•the scope, duration and reoccurrence of any epidemics or pandemics (including, specifically, the coronavirus disease 2019 (“COVID-19”) pandemic or any related variants) and the actions taken by third parties in response to such epidemics or pandemics;

•general economic and political conditions, including the armed conflict in Ukraine and the impact of continued inflation and associated changes in monetary policy; and
•other factors disclosed under Part I—Item 1A—Risk Factors, Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in this Annual Report on Form 10-K.
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

PART I
ITEMS 1 and 2. BUSINESS AND PROPERTIES
The Transaction
On February 22, 2022 (the “Closing Date”), Kinetik Holdings Inc., a Delaware corporation ( the “Company”, formerly known as Altus Midstream Company), consummated the business combination transactions contemplated by the Contribution Agreement, dated as of October 21, 2021 (the “Contribution Agreement”), by and among the Company, Altus Midstream LP (now known as Kinetik Holdings LP), a Delaware limited partnership and subsidiary of Altus Midstream Company (the “Partnership”), New BCP Raptor Holdco, LLC, a Delaware limited liability company (“Contributor”), and BCP Raptor Holdco, LP, a Delaware limited partnership (“BCP”). The transactions contemplated by the Contribution Agreement are referred to herein as the “Transaction.”
Pursuant to the Contribution Agreement, in connection with the closing of the Transaction (the “Closing”), (i) Contributor contributed all of the equity interests of BCP and BCP Raptor Holdco GP, LLC, a Delaware limited liability company and the general partner of BCP (“BCP GP” and, together with BCP, the “Contributed Entities”), to the Partnership; and (ii) in exchange for such contribution, the Partnership transferred to Contributor 50,000,000 common units representing limited partner interests in the Partnership (“Common Units”) and 50,000,000 shares of the Company’s Class C Common Stock, par value $0.0001 per share (“Class C Common Stock”).
The Company’s public stockholders immediately prior to the Closing continued to hold their shares of the Company’s Class A Common Stock, par value $0.0001 per share (“Class A Common Stock,” and together with the Company’s Class C Common Stock, “Common Stock”). As a result of the Transaction, immediately following the Closing (i) members of Contributor held approximately 75% of the issued and outstanding Common Stock, (ii) Apache Midstream LLC, a Delaware limited liability company (“Apache Midstream”), held approximately 20% of the issued and outstanding Common Stock, and (iii) the Company’s remaining stockholders held approximately 5% of the issued and outstanding Common Stock.
The Company completed a stock split in the form of a stock dividend on June 8, 2022 (the “Stock Split”). All corresponding per-share and share amounts for periods prior to June 8, 2022 have been retrospectively restated elsewhere in this Form 10-K to reflect the Stock Split. However, the number of Common Units and shares of Class C Common Stock described in this Form 10-K in relation to the Transaction are presented at pre-Stock-Split amounts to be consistent with our previous public filings and the terms of the Contribution Agreement.
In connection with the closing of the Transactions, the Company changed its name from “Altus Midstream Company” (“ALTM”) to “Kinetik Holdings Inc.” Unless the context otherwise requires, “ALTM” refers to the registrant prior to the Closing and “we,” “us,” “our,” and the “Company” refer to Kinetik Holdings Inc., the registrant and its subsidiaries following the Closing.
Prior to the Closing, the Company’s financial statements that were filed with the SEC were derived from ALTM’s accounting records. As the Transaction was determined to be a reverse merger, BCP was considered the accounting acquirer and ALTM was the legal acquirer. The accompanying Consolidated Financial Statements herein include (1) BCP’s net assets carried at historical value as of December 31, 2022 , (2) BCP’s historical results of operations prior to the Transaction, (3) the ALTM’s net assets carried at fair value as of the Closing Date and (4) the combined results of operations with the Company’s results presented within the Consolidated Financial Statements from February 22, 2022 going forward. Refer to Note 2—Business Combination to our Consolidated Financial Statements in this Form 10-K for additional discussion.
Overview
We are an integrated midstream energy company in the Permian Basin providing comprehensive gathering, transportation, compression, processing and treating services. Our core capabilities include a variety of service offerings including natural gas gathering, transportation, compression, treating and processing; NGLs stabilization and transportation; produced water gathering and disposal; and crude oil gathering, stabilization, storage and transportation. We have approximately 2.0 billion cubic feet per day (“Bcf/d”) cryogenic natural gas processing capacity strategically located near the Waha Hub in West Texas. As measured by processing capacity, we are the second largest natural gas processor in the Delaware Basin and fourth largest across the entire Permian Basin. In addition, we have interests in four long-term contracted pipelines transporting natural gas, NGLs, and crude oil from the Permian Basin to the Gulf Coast.

Organizational Structure
The Company operates through its wholly own subsidiary Kinetik Holdings LP and its consolidated operating subsidiaries. The Company also owns equity interests in four Permian Basin pipelines that have access to various points along the Texas Gulf Coast. The Company’s operations are strategically located in the heart of the Delaware Basin in the Permian and the Company’s operational headquarters is located at 303 Veterans Airpark Lane in Midland, Texas 79705. The Company’s corporate office is located at 2700 Post Oak Boulevard, Suite 300, Houston, Texas 77056. The following chart summarizes our organizational structure as of December 31, 2022. For simplicity, certain entities and ownership interests have not been depicted.
Our Operating Segments and Properties
We have two reportable segments which are strategic business units with differing products and services. The activities of each of our reportable segments from which the Company earns revenues, records equity income or losses and incurs expenses are described below:
Midstream Logistics
The Midstream Logistics segment provides three service offerings: 1) gas gathering and processing, 2) crude oil gathering, stabilization and storage services and 3) water gathering and disposal.
Gas Gathering and Processing

The Midstream Logistics segment provides gas gathering and processing services with approximately 1,500 miles of low and high-pressure steel pipeline located throughout the Southern Delaware Basin. Gas processing assets are centralized at five processing complexes with total cryogenic processing capacity of approximately 2.0 Bcf/d: Diamond Cryogenic complex (600 MMcf/d), the Pecos Bend complex (540 MMcf/d), the East Toyah complex (460 MMcf/d), the Pecos complex (260 MMcf/d), and the Sierra Grande complex (60 MMcf/d). The Company expects to expand the Diamond Cryogenic complex to 720 MMcf/d by the end of the second quarter of 2023. Current residue gas outlets are the El Paso Natural Gas Pipeline, Energy Transfer Comanche Trail Pipeline, ONEOK Roadrunner Pipeline, Whitewater Aqua Blanca Pipeline, Permian Highway Pipeline LLC and the Company’s wholly owned and operated Delaware Link Pipeline expected to be in service in the fourth quarter of 2023. NGLs outlets are Energy Transfer’s Lone Star NGL Pipeline, Targa’s Grand Prix NGL Pipeline and Enterprise’s Shin Oak NGL Pipeline.

Crude Oil Gathering, Stabilization, and Storage Services
The Midstream Logistics segment provides crude oil gathering, stabilization and storage services throughout the Texas Delaware Basin. Crude gathering assets are centralized at the Caprock Stampede Terminal and the Pinnacle Sierra Grande Terminal. The system includes approximately 220 miles of gathering pipeline and 90,000 barrels of crude storage. The crude facilities have connections for takeaway transportation into Plains’ 285 Central Station and State Line and Oryx’s Orla & Central Mentone facilities.
Water Gathering and Disposal
In addition, the Midstream Logistics segment provides water gathering and disposal services through assets located in northern Reeves County, Texas. The system includes approximately 80 miles of gathering pipeline and approximately 490,000 barrels per day of permitted disposal capacity.
Pipeline Transportation
As of December 31, 2022, the Company owned equity interests in four equity method interest (“EMI”) pipelines. Each EMI pipeline is operated by a third-party limited liability entity, as further described below. For a more in-depth discussion of the estimated capital resources, liquidity and timing associated with each EMI pipeline, please see Part IV, Item 15, Note 7—Equity Method Investments, set forth in this Annual Report on Form 10-K. During 2022, the Company acquired full ownership and operatorship of approximately 30 miles of 20-inch NGL pipeline connected to the Diamond Cryogenic complex called the Brandywine NGL Pipeline (“Brandywine”) and the Company’s Delaware Link Pipeline has started construction.
Permian Highway Pipeline

The Company owns an approximately 53.3% equity interest in Permian Highway Pipeline LLC (“PHP”), which is also owned and operated by Kinder Morgan Texas Pipeline, LLC (“Kinder Morgan”). PHP transports natural gas from the Waha area in northern Pecos County, Texas to the Katy, Texas area with connections to Texas Gulf Coast and Mexico markets. PHP was placed in service in January 2021, with the total capacity of 2.1 Bcf/d fully subscribed under long-term contracts. In June 2022, PHP announced a final investment decision to proceed with its expansion project to increase total capacity to 2.65 Bcf/d fully subscribed under 10 year take or pay contracts. The expansion project will increase PHP’s capacity by nearly 550 MMcf/d with a target in-service date in November 2023. Approximately 67% of the funding for the expansion project will be borne by the Company and the remainder by Kinder Morgan. As a result, following the in-service date of the expansion, Kinetik’s ownership interest in PHP will increase to approximately 55.5%.
Gulf Coast Express Pipeline
The Company owns a 16% equity interest in the Gulf Coast Express Pipeline (“GCX”), which is also owned and operated by Kinder Morgan. GCX transports natural gas from the Permian Basin in West Texas to Agua Dulce near the Texas Gulf Coast. GCX was placed in service during 2019, with the total capacity of 2.0 Bcf/d fully subscribed under long-term contracts.
Breviloba, LLC
The Company owns a 33% equity interest in the Shin Oak NGL Pipeline (“Shin Oak”), which is owned by Breviloba, LLC, and operated by Enterprise Products Operating LLC. Shin Oak transports NGLs from the Permian Basin to Mont Belvieu, Texas. Shin Oak was placed in service during 2019, with total capacity of up to 550 MBbl/d.
EPIC Crude Oil Pipeline
The Company owns a 15% equity interest in the EPIC Crude oil pipeline (“EPIC”), which is operated by EPIC Consolidated Operations, LLC. EPIC transports crude oil from Orla, Texas in Northern Reeves County to the Port of Corpus Christi, Texas. EPIC was placed in service early 2020, with initial throughput capacity of approximately 600 MBbl/d.

The following table summarizes our ownership and capacity of properties in our Pipeline Transportation segment as of December 31, 2022:

Asset	Ownership Interest	Approximate Pipeline System Miles	Capacity
Pipeline Transportation
PHP(1)	53.3%	430	2.1 Bcf/d
GCX	16%	450	2.0 Bcf/d
Shin Oak	33%	658	550 MBbl/d
EPIC	15%	700	650 MBbl/d
Brandywine	100%	30	225 MBbl/d
Delaware Link(2)	100%	40	1.0 Bcf/d
(1)Upon completion of PHP expansion project, the pipeline capacity will increase to 2.65 Bcf/d and the Company’s equity interest in PHP will increase to 55.5%.
(2)Delaware Link Pipeline is under construction and the project is expected to be complete in the fourth quarter of 2023.
Title to Properties and Permits
Certain of the pipelines connecting our facilities are constructed on rights-of-way granted by the apparent record owners of the property and in some instances these rights-of-way are revocable at the election of the grantor. In several instances, lands over which rights-of-way have been obtained could be subject to prior liens that have not been subordinated to the right-of-way grants. We have obtained permits from public authorities to cross over or under, or to lay pipelines in or along, watercourses, county roads, municipal streets and state highways and, in some instances, these permits are revocable at the election of the grantor. These permits may also be subject to renewal from time to time and we will generally seek renewal or arrange alternative means of transport through additional investment or commercial agreements. We have also obtained permits from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor’s election.
We believe we have satisfactory permits and/or title to all our material rights-of-way. We also believe that we have satisfactory title to all our material assets.
Competition
The business of providing gathering, compression, processing and transmission services for natural gas and NGLs is highly competitive. The Company faces strong competition in obtaining natural gas and NGL volumes, including from major integrated and independent exploration and production companies, interstate and intrastate pipelines, and other companies that gather, compress, treat, process, transmit or market natural gas and NGLs. Competition for supplies is primarily based on geographic location of facilities in relation to production or markets, the reputation, efficiency and reliability of the midstream company, and the pricing arrangements offered by the midstream company. For areas where acreage is not dedicated to the Company, the Company will compete with similar enterprises in providing additional gathering, compression, processing and transmission services in the same area of operation.
Human Capital
We recognize that people are our greatest asset and their success is our success. We support our employees so they can deliver on our commitment to the highest standards of safety, performance, integrity and customer service. We strive to retain top talent by fostering a culture that promotes health and safety, employee inclusion and diversity and employee engagement and development. As of December 31, 2022, we employed approximately 300 people that primarily support our operations. None of these employees are covered by collective bargaining agreements, and we consider our employee relations to be good.

Health and Safety. We believe that a strong health and safety program leads to less workplace accidents and injuries, enhances productivity and morale and avoids disruption to the business. The bulk of our employees are field-based workers who face potential safety risks associated with driving long distances and working with heavy equipment and flammable and pressurized hydrocarbons. The Company’s Environment, Health and Safety (“EHS”) Management System lays out our requirements, processes, and guidelines for process safety and occupational health and safety. We also have computer-based health and safety training, change management and reporting tools to make it easier to identify hazards and manage EHS issues across our business. We have a standardized, formal joint hazard analysis routine for employees. We continue to communicate regularly with our employees on health and safety issues and to provide training on various health and safety issues. We have set our safety targets for 2023 to have Total Recordable Incident Rate of less than 1.75 and total Motor Vehicle Incident Rate of less than 1.50.
Employee Inclusion and Diversity. In 2021, Kinetik introduced a Diversity, Equity and Inclusion (“DEI”) Policy as part of our ongoing commitment to build an inclusive workplace, and the majority of our employees participated in DEI training, which covered topics such as hiring and unconscious bias. We also created a program to help employees learn from one another and from community leaders of various cultural groups. To further improve workplace gender balance, the Company’s sustainability linked debt includes a target to increase the percentage of women on our senior leadership team from the current 7% to 20% by 2026. This is above our industry peer average of 17% women in senior leadership positions.
Employee Engagement and Development. We use a blend of formal and informal employee recognition strategies, including both monetary and non-monetary incentives. We recognize employee performance, service milestones and special occasions. We reward employees for operations-based milestones based on safety and regulatory compliance achievements and give awards for exceptional performance in safety, landowner engagement, innovative thinking, teamwork and customer service. We continuously enhance our training programs and provide regular performance and career development reviews to our employees to help them achieve their career goals.
Regulation of Operations
Natural Gas Pipeline Regulation
Under the Natural Gas Act (“NGA”), the Federal Energy Regulatory Commission (“FERC”) regulates the transportation of natural gas in interstate commerce. Intrastate transportation of natural gas is largely regulated by the state in which such transportation takes place. To the extent that the Company’s intrastate natural gas transportation systems transport natural gas in interstate commerce, the rates, terms and conditions of such services are subject to FERC jurisdiction under Section 311 of the Natural Gas Policy Act of 1978 (“NGPA”). The NGPA regulates, among other things, the provision of transportation services by an intrastate natural gas pipeline on behalf of a local distribution company or an interstate natural gas pipeline. Under Section 311 of the NGPA, rates charged for interstate transportation must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest. The terms and conditions of service set forth in the Company’s statement of operating conditions for transportation service under Section 311 of the NGPA are also subject to FERC review and approval. Failure to observe the service limitations applicable to transportation services under Section 311, failure to comply with the rates approved by the FERC for Section 311 service, or failure to comply with the terms and conditions of service established in the pipeline’s FERC-approved statement of operating conditions could result in a change of jurisdictional status and/or the imposition of administrative, civil and criminal remedies.
The Company’s intrastate natural gas operations are also subject to regulation by various agencies in Texas, principally the Railroad Commission of Texas (“TRRC”). The Company’s intrastate pipeline operations are also subject to the Texas Utilities Code and the Texas Natural Resources Code, as implemented by the TRRC. Generally, the TRRC is vested with authority to ensure that rates, operations and services of gas utilities, including intrastate pipelines, are just and reasonable and not discriminatory. The rates the Company charges for transportation services are deemed just and reasonable under Texas law unless challenged in a customer or TRRC complaint. Failure to comply with the Texas Utilities Code or the Texas Natural Resources Code can result in the imposition of administrative, civil and criminal remedies.

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
The Company’s natural gas gathering facilities are subject to regulation by the TRRC under the Texas Utilities Code and the Texas Natural Resources Code in the same manner as described above for intrastate pipeline transportation facilities. The Company’s natural gas gathering pipeline system is also subject to ratable take and common purchaser statutes in Texas. The ratable take statute generally requires gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. Similarly, the common purchaser statute generally requires gatherers to purchase without undue discrimination as to source of supply or producer. These statutes are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply.
Crude Oil and Natural Gas Liquids Pipeline Regulation
Transmission services rendered by the Company are subject to the regulation of the TRRC. The TRRC has the authority to regulate rates, though it generally has not investigated the rates or practices of intrastate pipelines in the absence of shipper complaints.
Pipeline Safety Regulations
Some of Company’s pipelines are subject to regulation by the U.S. Department of Transportation’s (“DOT”) Pipeline and Hazardous Materials Safety Administration (“PHMSA”) pursuant to the Natural Gas Pipeline Safety Act of 1968 (“NGPSA”), with respect to natural gas, and the Hazardous Liquids Pipeline Safety Act of 1979 (“HLPSA”), with respect to NGLs. The NGPSA and HLPSA regulate safety requirements in the design, construction, operation, and maintenance of natural gas, crude oil, and NGL pipeline facilities, while the Pipeline Safety Improvement Act of 2002 (“PSIA”) establishes mandatory inspections for all U.S. crude oil, NGL, and natural gas transmission pipelines in high consequence areas (“HCAs”), the violation of which can result in administrative, civil and criminal penalties, including civil fines, injunctions, or both.
PHMSA regularly revises its pipeline safety regulations. States are largely preempted by federal law from regulating pipeline safety for interstate lines but most are certified by the DOT to assume responsibility for enforcing federal intrastate pipeline regulations and inspection of intrastate pipelines. States may adopt stricter standards for intrastate pipelines than those imposed by the federal government for interstate lines; however, states vary considerably in their authority and capacity to address pipeline safety. State standards may include requirements for facility design and management in addition to requirements for pipelines. For example, recently, the TRRC adopted rules that require operators of natural gas and hazardous liquid gathering lines in rural areas to report accidents, conduct investigations and perform necessary corrective action. Due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, there can be no assurance that future compliance with PHMSA or state requirements will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
Environmental and Occupational Health and Safety
The Company complies with the requirements of the Occupational Safety and Health Administration (“OSHA”) and comparable state laws that regulate the protection of the health and safety of workers. In addition, with respect to OSHA hazard communication standards, the Company believes that its operations are in substantial compliance with OSHA requirements, including general industry standards, hazard communication, record keeping requirements and monitoring of occupational exposure to regulated substances.

Our business operations are also subject to numerous environmental and occupational health and safety laws and regulations imposed at the federal, regional, state and local levels. The activities the Company conducts in connection with the gathering, compression, dehydration, treatment, processing and transportation of natural gas and gathering, stabilization, transportation and storage of crude oil are subject to, or may become subject to, stringent environmental regulation. The Company has implemented a number of programs and policies designed to monitor and pursue continued operation of our activities in a manner consistent with environmental and occupational health and safety laws and regulations. To that end, the Company has incurred and will continue to incur operating and capital expenditures to comply with these laws and regulations. Some of these environmental compliance costs may be material and have an adverse effect on our business, financial condition and results of operations.
Certain existing environmental and occupational health and safety laws and regulations include the following U.S. legal standards, which may be amended from time to time:
•the Clean Air Act (“CAA”), which restricts the emission of air pollutants from many sources and imposes various pre-construction, operational, monitoring and reporting requirements, and which the EPA has relied upon as authority for adopting climate change regulatory initiatives relating to GHG emissions;
•the Clean Water Act, which regulates discharges of pollutants to state and federal waters as well as establishing the extent to which waterways are subject to federal jurisdiction and rulemaking as protected waters of the United States;
•the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), which imposes liability on generators, transporters and arrangers of hazardous substances at sites where releases, or threatened releases, of such hazardous substances has occurred;
•the Resource Conservation and Recovery Act (“RCRA”), which governs the generation, treatment, storage, transport and disposal of solid wastes, including hazardous wastes;
•the Oil Pollution Act, which imposes liability for removal costs and damages arising from an oil spill in waters of the United States on owners and operators of onshore facilities, pipelines and other facilities;
•the National Environmental Policy Act, which requires federal agencies to evaluate major agency actions that have the potential to significantly impact the environment, to include the preparation of an Environmental Assessment to assess potential direct, indirect, and cumulative impacts of the proposed project, and, if necessary, prepare a more detailed Environmental Impact Statement that may be made available to the public for comment;
•the Safe Drinking Water Act, which ensures the quality of the nation’s public drinking through adoption of drinking water standards and controlling the injection of waste fluids into below-ground formations that may adversely affect drinking water sources;
•the Endangered Species Act, which imposes restrictions on activities that may adversely affect federally identified endangered and threatened species or their habitats, to include the implementation of operating restrictions or a temporary, seasonal or permanent ban in affected areas;
•the Emergency Planning and Community Right-to-Know Act, which requires the implementation of a safety hazard communication program and the dissemination of information to employees, local emergency planning committees, and response departments on toxic chemicals use and inventories;
•the Occupational Safety and Health Act, which establishes workplace standards for the protection of both the health and safety of employees, to include the implementation of hazard communications programs to inform employees about hazardous substances in the workplace, the potential harmful effects of those substances and appropriate control measures; and
•the DOT regulations relating to the advancement of safe transportation of energy and hazardous materials and emergency response preparedness.
These environmental and occupational health and safety laws and regulations generally restrict the level of substances generated as a result of the Company’s operations that may be emitted to the ambient air, discharged to surface water, and disposed or released to surface and below-ground soils and groundwater. There are also state and local jurisdictions where we operate in the U.S. that have, are developing, or are considering developing, similar environmental and occupational health and safety laws. Any failure by the Company to comply with these laws and regulations could result in adverse effects upon our business to include the (i) assessment of sanctions, including administrative, civil, and criminal penalties; (ii) imposition of investigatory, remedial, and corrective action obligations or the incurrence of capital expenditures; (iii) occurrence of delays or cancellations in the permitting, development or expansion of projects; and (iv) issuance of injunctions restricting or prohibiting some or all of our activities in a particular area. Some environmental laws provide for citizen suits which allow for environmental organizations to act in place of the government and sue operators for alleged violations of environmental law. The ultimate financial impact arising from environmental laws and regulations is not clearly known nor determinable as existing standards are subject to change and new standards continue to evolve.

Environmental laws and regulations are frequently subject to change. More stringent environmental laws that apply to our operations and the operations of our customers may result in increased and material operating costs and capital expenditures for compliance, including, but not limited to, those related to the emission of GHGs and climate change. As a result, we cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements. However, given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a significant possibility.
We own and operate several assets that have been used for crude oil and natural gas midstream services. Under environmental laws such as CERCLA and RCRA, the Company could incur strict, joint and several liability for remediating hydrocarbons, hazardous substances or wastes or other emerging contaminants, such as per- and poly-fluoroalkyl (PFAS), that may become subject to regulation. We could also incur costs related to the cleanup of third-party sites to which we sent regulated substances for disposal or to which we sent equipment for cleaning, and for damages to natural resources or other claims relating to releases of regulated substances at or from such third-party sites.
Trends in environmental and worker health and safety regulation over time has been to typically place increasing restrictions and limitations on activities that could result in adverse effects to the environment or expose workers to injury. These changes in environmental and worker safety laws and regulations, or reinterpretations or enforcement policies that may arise in the future and result in increasingly stringent or costly waste management or disposal, pollution control, remediation or worker health and safety-related requirements, may have a material adverse effect on our business, operations and financial condition. We may not have insurance or be fully covered by insurance against all risks relating to environmental or occupational health and safety, and we may be unable to pass on the increased cost of compliance arising from such risks to our customers. We regularly review regulatory and environmental issues as they pertain to the Company and we consider these as part of our general risk management approach.
Insurance
Our business has operating risks normally associated with the gathering, stabilization, transportation and storage of crude oil and gathering, compression, dehydration, treatment, processing and transportation of natural gas, which could cause damage to life or property. In accordance with industry practice, we maintain insurance against some, but not all, potential operating losses. For some operating risks, the Company may not obtain insurance if the cost of available insurance is excessive relative to the risks presented; in such a case, if a significant operating accident or other event occurs which is not fully covered by the insurance the Company has, this could adversely affect our operations and business. As we continue to grow, we will continue to evaluate our policy limits and deductibles as they relate to the overall cost and scope of our insurance program.
Environment, Social and Governance Considerations
Overview
The Company strongly values ethics, responsibility and integrity. The Company’s environmental, social and governance policies are designed to ensure that our employees, officers and directors conduct business with the highest standards of integrity and in compliance with all applicable laws and regulations. In July of 2022, the Company published its fiscal year 2021 Environmental, Social and Governance (“ESG”) Report after Closing of the Transaction. The Report focused on four key areas: Governance, Our Environment, People and Community Engagement.
Governance
We have a Board of Directors (the “Board”) that includes an Audit Committee, Compensation Committee and Governance and Sustainability Committee. The Company has developed an Enterprise Risk Management (“ERM”) program across all functional areas and mechanisms for identifying, prioritizing, and mitigating risks. We evaluate risks across the enterprise on a regular basis, examining the potential impact to our operating flexibility, along with the financial and reputational impact of such risks. Our Audit Committee of the Board has ultimate oversight over the ERM process, providing ongoing assessments of the company’s risk management processes and system of internal control. Our Executive Vice President, Chief Administrative Officer and Chief Accounting Officer has functional oversight of the Enterprise Risk function.

As a company that manages critical infrastructure for the energy sector, cybersecurity is of great concern to our organization, and we aim to protect our systems, networks and programs from digital attacks. We adhere to external cybersecurity standards, such as National Institute of Standards and Technology and ISO frameworks, along with Sarbanes-Oxley controls in our accounting system. We have multifactor authentications for all users, a 180-day password change policy, separation of duties in accounting systems, controlled access to network drives endpoint protection, mobile device management, device encryption and ongoing monitoring of threats. All our plant sites have devices that help control third-party access to our plant systems and also provide 24/7 monitoring of our infrastructure. We also have mandatory training for our employees on Security Awareness twice a year, using a library of cybersecurity training modules.
The Company believes that our employees, officers, directors, and contractors should conduct business with integrity and in compliance with all applicable laws, regulations and government requirements. Our Code of Business Conduct outlines the requirements that all our employees and contractors must follow to conduct business fairly and ethically. The Company also recognizes the importance of receiving, retaining and addressing concerns from our directors, officers, employees and other stakeholders seriously and expeditiously. We use a confidential third-party Ethics Hotline and a web-based message interface to enable anyone to report concerns.
Environmental Responsibility
The Company is committed to being a good steward of the environment. Our primary focus is on air quality, emissions and land use/disturbance(s) in and around our pipelines and processing facilities, both during construction and operation. Our EHS management system focuses on continuous improvement and pulls on principles identified in API RP 1173 – Pipeline Safety Management Systems and ISO 14001:2015-Environmental Management Systems. Our ongoing environmental goals include: 1) Zero fines - Operate without any fines or similar types of penalties from our regulatory agencies; 2) Continuously reduce the number of agency reportable loss of primary containment or releases compared to the prior year; 3) Extensively train all operations employees on our EHS management system, with a focus on Leak Detection and Repair (LDAR) and environmental control devices; and 4) Continuously reduce our methane intensity compared to prior years.
Methane is a potent GHG, with 25 times more heat trapping ability than carbon dioxide in the atmosphere. Therefore, we focus on ensuring that any natural gas that we transport stays in our system. We use a combination of constant and intermittent monitoring to reduce leaks, including pressurized trucks, storage tank emission control devices, LDAR, optical gas imaging cameras and participating in industry flyovers with an infrared imaging spectrometer to characterize emission sources and determine any areas for remediation and repair. To continue reducing our direct emissions from operations, we have been investing in energy efficient equipment, including electric pumps and electric drive gas and refrigeration compressors. We were the first major gathering and processing company in the Permian Basin to announce our commitment to source renewable energy for 100% of the electricity used in our operations.
In addition to emission reduction efforts observed in operation, we further link employee remuneration and our debt capital structure to achievement of specific ESG goals. In 2022, all salaried employees, including executives, had 20% of their at-risk pay tied to the achievement of specific ESG goals. In May 2022, we published our Sustainability-Linked Financing Framework which establishes key-performance indicators (“KPIs”) that will be used to measure our progress against sustainability performance targets (“SPTs”): (1) a 35% reduction to Kinetik’s GHG emissions intensity ratio from 2021 baseline levels by 2030; (2) a 30% reduction to Kinetik’s methane emissions intensity from 2021 baseline levels by 2030; and (3) 20% representation of women in senior leadership positions by 2026. After completion of our comprehensive refinancing in June 2022, we are proud to say that 100% of Kinetik’s total debt capital and commitments, representing over $4.0 billion is tied to achieving specific sustainability performance goals as defined in respective debt agreements, which are aligned with the SPTs in our Sustainability-Linked Financing Framework.
We also recognize that we cannot tackle climate change alone. Since 2020, the Company has been a member of Our Nation’s Energy Future (“ONE Future”), a growing coalition of over 50 companies committed to voluntarily reducing methane emissions across the natural gas value chain to 1% or less by 2025. By joining, the Company has committed to meeting the lowest methane intensity targets set by ONE Future for the natural gas gathering and processing segments. We are also active members of The Environmental Partnership and GPA Midstream Association.

When we make plans to construct new or expand existing assets or facilities, our assets and pipelines are included as part of an Asset Integrity Management Program, through which we account for the overall environmental footprint of a project throughout its lifecycle to identify, prioritize, and manage or mitigate potential impacts. We currently have approximately 1,700 miles of pipe, most of which is under 10 years old. To ensure safe and efficient operations, we monitor our pipeline systems with a risk-based inspection schedule based on the potential for internal or external corrosion, soil erosion, adverse weather conditions, or potential for damage from construction by others in the vicinity of our assets. Pipelines are patrolled by operations personnel on the ground and monitored through Gas Control data monitoring systems and by air, including biweekly aerial patrols and routine flyovers of our regulated pipelines. We also utilize various advanced technology emissions monitoring systems throughout our assets and are continuously expanding implementation of such devices. In addition, we are accessible to landowners in case they detect any damage or spills.
The Company believes that its operations are in substantial compliance with applicable environmental regulations and attempts to anticipate future regulatory requirements that might be imposed and plan accordingly. While any new or amended laws and regulations or reinterpretation of existing laws and regulations would not be expected to be any more burdensome to the Company than to other, similarly situated operators, there can be no assurance that future compliance with any new environmental requirements will not have an adverse effect on the Company’s financial condition, results of operations or cash flows.
Social Responsibility
We recognize that people are our greatest asset - and that their success is our success. We prioritize a safe working environment and offer a comprehensive suite of benefits to all our employees to ensure the well-being and development of our people. See additional information regarding employee initiatives in Part I—Item 1. and 2. Business and Properties—Human Capital in this Annual Report on Form 10-K.
We recognize we have an intrinsic connection with our communities; as such, we continue to encourage our team to give back to the communities where they live and work, providing employees with 8 hours of paid volunteer time each year. We expanded our Community Investment Program to address various needs identified by our employees and our communities. We continue to focus our program on the thematic areas of local public education, environmental activities, business entrepreneurship in the local community, support of authorized emergency responders, support of at-risk individuals and support of local healthcare providers. Furthermore, we try to source goods and services for our company locally in Texas or New Mexico, to the extent possible, which helps to reduce lead times, shipping and storage, and also helps to build the economic resilience of our communities.
Available Information
The Company’s website is www.kinetik.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statements, Current Reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and other filings with the SEC are available at https://ir.kinetik.com/overview/default.aspx under the heading “Financials” - “SEC Filings”, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. These reports are also available on the SEC’s website at www.sec.gov. In addition to reports filed or furnished with the SEC, we publicly disclose material information from time to time in press releases, at annual meetings of shareholders, in publicly accessible conferences and investor presentations, and through our website. In addition, the Company’s Code of Business Conduct and Ethics, Corporate Governance Guidelines, charters of the Audit Committee, Compensation Committee, Governance and Sustainability Committee, and other corporate governance materials are available on the Investor Relations section of the Company’s website. The information contained on the Company’s website as referenced in this report is not, and should not be deemed to be, part of this report.

Request of a copy of any of the above-referenced reports and corporate governance documents may be directed in writing to: Investor Relations, Kinetik Holdings Inc., 2700 Post Oak Blvd, Suite 300 Houston, TX 77056 or by calling (713) 621-7330.

ITEM 1A. RISK FACTORS
Risks Related to Our Business

The Company’s operating assets are currently located exclusively in the Permian Basin, making it vulnerable to risks associated with operating in a single geographic area.

The Company’s wholly owned midstream assets are currently located exclusively in the Delaware Basin which is part of the broader Permian Basin. As a result of this concentration, the Company will be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, obtaining rights-of-way, market limitations, water shortages or restrictions, drought related conditions, or other weather-related conditions or interruption of the processing or transportation of crude oil, natural gas and water. If any of these factors were to impact the Permian Basin more than other producing regions, the Company’s business, financial condition and results of operations could be adversely affected relative to other midstream companies that have a more geographically diversified asset portfolio.

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
The Company has no control over producers’ levels of development and completion activity in its areas of operation, the amount of reserves associated with wells connected to its systems, or the rate at which production from a well declines. In addition, the Company has no control over producers or their exploration and development decisions, which may be affected by, among other things:

•the availability and cost of capital;
•demand for and the prevailing and projected prices of crude oil, natural gas and NGLs;
•political and economic conditions and events in foreign oil, natural gas and NGL producing countries, including embargoes, disrupted global supply chains, continued hostilities in the Middle East and other sustained military campaigns, the armed conflict in Ukraine and associated economic sanctions on Russia;
•increase in interest rates and rising or sustained inflation;
•levels of reserves;
•geologic considerations;
•changes in the strategic importance customers assign to development in the Delaware Basin as opposed to other potential future operations they may acquire, which could adversely affect the financial and operational resources such customers are willing to devote to development of their acreage in the Permian Basin;
•increased levels of taxation related to the exploration and production of crude oil, natural gas and NGLs;
•environmental or other governmental regulations, including those related to the prorationing of oil and gas production, the availability of permits, the regulation of hydraulic fracturing, and a governmental determination that multiple facilities are to be treated as a single source for air permitting purposes; and
•the costs of producing and ability to produce crude oil, natural gas and NGLs and the availability and costs of drilling rigs, pipeline transportation facilities and other equipment.

Due to these and other factors, even if reserves are known to exist in areas served by the Company’s midstream assets, producers may choose not to develop those reserves. If producers choose not to develop their reserves or they choose to slow their development rate in the Company’s areas of operation, utilization of its midstream systems will be below anticipated levels. Reductions in development activity, coupled with the natural decline in production from its current dedicated acreage, would result in the Company’s inability to maintain the then-current levels of utilization of its midstream assets, which could materially and adversely affect its business, financial condition, results of operations, and cash flow.

The acquisition of additional businesses and assets is part of our growth strategy. We may experience difficulties completing acquisitions or integrating new businesses and properties, and we may be unable to achieve the benefits we expect from any future acquisitions.

Part of the Company’s business strategy includes acquiring additional businesses and assets. We cannot provide any assurance that we will be able to find complementary acquisition targets or complete such acquisitions or achieve the desired results from any acquisitions we do complete. Any acquired businesses or assets will be subject to many of the same risks as our existing businesses and may not achieve the levels of performance that we anticipate.

We may not realize anticipated operating advantages and cost savings. Integration of acquired businesses or assets involves a number of risks, including (i) the loss of key customers of the acquired business; (ii) demands on management related to the increase in our size; (iii) the diversion of management’s attention from the management of daily operations; (iv) difficulties in implementing or unanticipated costs of accounting, budgeting, reporting, internal controls and other systems; and (v) difficulties in the retention and assimilation of necessary employees.

Difficulties in integration may be magnified if we make multiple acquisitions over a relatively short period of time. Because of difficulties in combining and expanding operations, we may not be able to achieve the cost savings and other size-related benefits that we hoped to achieve after these acquisitions, which could materially and adversely affect our financial condition and results of operations.

The Company owns interests in certain pipeline projects and other joint ventures, and it may in the future enter into additional joint ventures, and the Company’s control of such entities is limited by provisions of the limited partnership and limited liability company agreements of such entities and by the Company’s percentage ownership in such entities.

The Company has ownership interests in several joint ventures, including the PHP, GCX, Breviloba and EPIC joint ventures, and it may enter into other joint venture arrangements in the future. While the Company owns equity interests and has certain voting rights with respect to its joint ventures, it does not act as operator of or control the joint ventures, each of which is operated by another joint venture partner. The Company has limited ability to influence the business decisions of these entities, and it may therefore be difficult or impossible for the Company to cause the joint venture to take actions that the Company believes would be in its or the relevant joint venture’s best interests. Moreover, joint venture arrangements involve various risks and uncertainties, such as committing the Company to fund operating and/or capital expenditures, the timing and amount of which the Company may not control, and which could materially and adversely affect its cash flow.

The Company also may be unable to control the amount of cash it will receive from the operation of these entities, which could further adversely affect its cash flow. Joint venture arrangements may also restrict the Company’s operational and organizational flexibility and its ability to manage risk, which could have a material and adverse effect on its business, cash flow and results of operations.

If the third-party pipelines interconnected, or at some future point expected to be interconnected, to the Company’s pipelines become unavailable to transport or store crude oil, NGLs or natural gas, the Company’s revenue and available cash could be adversely affected.

The Company depends upon third-party downstream pipelines and associated operations to provide delivery options from its processing system. Because the Company does not control these pipelines and associated operations, their continuing operation is not within its control. If any downstream pipeline were to become unavailable for current or future volumes due to repairs, damage to the facility, force majeure, lack of capacity, shut in by regulators, failure to meet quality requirements or any other reason, the Company’s ability to operate efficiently and continue shipping crude oil, natural gas and refined products to major demand centers could be restricted, thereby reducing revenue. Any temporary or permanent interruption at these pipelines could materially and adversely affect the Company’s business, results of operations, financial condition or cash flow.

The Company’s customers may suspend, reduce or terminate their obligations under the Company’s commercial agreements with them in certain circumstances, which could have a material adverse effect on the Company’s financial condition, results of operations and cash flow.

The Company has entered into gas gathering, compression and processing agreements, crude oil gathering agreements, and produced water gathering and disposal agreements with its customers, which include provisions that permit the customer to suspend, reduce or terminate its obligations under each agreement if certain events occur. These events include non-performance by the Company and force majeure events which are out of the Company’s control. The customers have the discretion to make such decisions notwithstanding the fact that they may significantly and adversely affect the Company. Any such reduction, suspension or termination of these customers’ obligations under their commercial agreements could materially and adversely affect the Company’s financial condition, results of operations and cash flow.

Increased competition from other companies that provide midstream services, or from alternative fuel sources, could have a negative impact on the demand for the Company’s services, which could materially and adversely affect its financial results.

The Company will compete for third-party customers primarily with other crude oil and natural gas gathering and transportation systems and produced water service providers. Some of its competitors may now, or in the future, have access to greater supplies of crude oil, natural gas and produced water than the Company does. Some of these competitors may expand or construct gathering systems or other pipeline transportation facilities that would create additional competition for the services the Company would provide to third party customers. In addition, potential third-party customers may develop their own gathering systems or pipeline transportation facilities instead of using the Company’s systems.

Further, hydrocarbon fuels compete with other forms of energy available to end-users, including renewable electricity and coal. Increased demand for such other forms of energy at the expense of hydrocarbons could lead to a reduction in demand for the Company’s services.

All these competitive pressures could make it more difficult for the Company to attract new customers as it seeks to expand its business, which could materially and adversely affect its business, financial condition and results of operations. In addition, competition could intensify the negative impact of factors that decrease demand for crude oil, natural gas and produced water services in the markets served by its systems, such as adverse economic conditions, weather, higher fuel costs and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or reduce demand for its services.

The Company’s exposure to commodity price risk may change over time and the Company cannot guarantee the terms of any existing or future agreements for its midstream services with its customers.

The Company currently generates revenues pursuant to a variety of different contractual arrangements, including fee-based agreements based on volumetric fees, keep-whole arrangements used for processing services, percent-of-proceeds arrangements based on a percent of the proceeds from the sale of gathering and processing outputs on behalf of a producer and percent-of-products arrangements in which the Company is assigned a portion of the natural gas it gathers and processes as partial compensation. Consequently, the Company’s existing operations and cash flow have limited direct exposure to commodity price risk. However, the Company’s customers are exposed to commodity price risk, and extended reduction in commodity prices could reduce the production volumes available for the Company’s midstream services in the future below expected levels. In addition, in the past, excess capacity has created a highly competitive environment that has decreased commodity price differentials between the Permian Basin and end markets, which has reduced the demand for the Company's services resulting in decreases in volumes transported and lower rates the Company is able to charge to its customers. Although the Company intends to maintain these pricing terms on both new contracts and existing contracts for which prices have not yet been set, its efforts to negotiate such terms may not be successful, which could materially and adversely affect its business.

The use of derivative financial instruments could result in material financial losses by us.

From time to time, the Company has sought to reduce its exposure to fluctuations in commodity prices and interest rates by using derivative instruments. To the extent that we hedge our commodity price and interest rate exposures, we will forego the benefits we would otherwise experience if commodity prices or interest rates were to change in our favor. In addition, hedging activities can result in losses that might be material to our financial condition, results of operations and cash flows. Such losses could occur under various circumstances, including those situations where a counterparty does not perform its obligations under a hedge arrangement, the hedge is not effective in mitigating the underlying risk, or our risk management policies and procedures are not followed. Adverse economic conditions (e.g., a significant decline in energy commodity prices that negatively impacts the cash flows of oil and gas producers) increase the risk of nonpayment or performance by our hedging counterparties.

The Company’s construction of new midstream assets may be subject to new or additional regulatory, environmental, political, contractual, legal and economic risks, which could materially and adversely affect its cash flow, results of operations and financial condition.

The construction of additions or modifications to the Company’s existing systems and the expansion into new production areas to service its customers involve numerous regulatory, environmental, political and legal uncertainties beyond the Company’s control and may require the expenditure of significant amounts of capital, and the Company may not be able to construct in certain locations due to setback requirements or expand certain facilities that are deemed to be part of a single source. Regulations clarifying how crude oil and natural gas production facility emissions must be aggregated under the federal Clean Air Act permitting program were finalized in June 2016. This action clarified certain permitting requirements yet could still impact permitting and compliance costs. As the Company builds infrastructure to meet its customers’ needs, it may not be able to complete such projects on schedule, at the budgeted cost, or at all.

The Company’s revenues may not increase immediately (or at all) upon the expenditure of funds on a particular project. For instance, if the Company builds additional gathering assets, the construction may occur over an extended period of time and it may not receive any material increases in revenues until the project is completed or at all. The Company may construct facilities to capture anticipated future production growth from its customers in an area where such growth does not materialize. As a result, new midstream assets may not be able to attract enough throughput to achieve their expected investment return, which could materially and adversely affect the Company’s business, financial condition, results of operations and cash flow.

The construction of additions to the Company’s existing assets may require it to obtain new rights-of-way, surface use agreements or other real estate agreements prior to constructing new pipelines or facilities. The Company may be unable to timely obtain such rights-of-way to connect new crude oil, natural gas and water sources to its existing infrastructure or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for the Company to obtain new rights-of-way or to expand or renew existing rights-of-way, leases or other agreements. If the cost of renewing or obtaining new agreements increases, the Company’s cash flow could be materially and adversely affected.

The Company’s business involves many hazards and operational risks, some of which may not be fully covered by insurance. The occurrence of a significant accident or other event that is not fully insured could curtail its operations and materially and adversely affect its cash flow.

The Company’s operations are subject to all the hazards inherent in the gathering and transportation of crude oil, natural gas and produced water, including:

•damage to pipelines, compressor stations, centralized gathering facilities, pump stations, storage terminals, related equipment, and surrounding properties caused by design, installation, construction materials or operational flaws, natural disasters, acts of terrorism, acts of third parties or other unforeseen circumstances.
•leaks of crude oil, natural gas or NGLs or losses of crude oil, natural gas or NGLs as a result of the malfunction of, or other disruptions associated with, equipment, facilities or pipelines;
•fires, ruptures and explosions; and
•other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.

The Company may elect to not obtain insurance, maintain a self-insured retention or increase deductibles for any or all of these risks if it believes that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event that is not fully covered by insurance could materially and adversely affect the Company’s business, financial condition, results of operations and cash flow.

A shortage of equipment and skilled labor could reduce equipment availability and labor productivity and increase labor and equipment costs, which could materially and adversely affect the Company’s business and results of operations.

The Company’s gathering and other midstream services require special equipment and laborers who are skilled in multiple disciplines, such as equipment operators, mechanics and engineers, among others. If the Company experiences shortages of necessary equipment or skilled labor in the future, its labor and equipment costs and overall productivity could be materially and adversely affected. If the Company’s equipment or labor prices increase or if the Company experiences materially increased health and benefit costs for employees, its business and results of operations could be materially and adversely affected.

Environmental and Regulatory Risk Factors Related to the Company

The Company operates in a highly regulated environment and its business and profitability could be adversely affected by actions by governmental entities, changes to current laws or regulations, or a failure to comply with laws or regulations.

The Company’s business is highly regulated and subject to numerous governmental laws, rules, regulations and requires permits, authorizations and various governmental and agency approvals, in the various jurisdictions in which the Company operates, that impose various restrictions and obligations that may have material effects on the Company’s business and results of operations. Each of the applicable laws or regulatory requirements and limitations is subject to change, either through new laws or regulations enacted on the federal, state or local level, or by new or modified regulations that may be implemented under existing law. The nature and extent of any changes in these laws, rules, regulations and permits may be unpredictable, have retroactive effects and may have material effects on the Company’s business and profitability. Future legislation and regulations or changes in existing legislation and regulations, or interpretations thereof, could cause additional expenditures, tax liabilities, restrictions and delays in connection with the Company’s current business as well as future projects, the extent of which cannot be predicted and which may require the Company to limit substantially, delay or cease operations in some circumstances.

The Company’s sales of oil, natural gas, and NGLs are subject to market manipulation requirements promulgated by FERC pursuant to the authority delegated to it by the Energy Policy Act of 2005 (“EPAct 2005”). The EPAct 2005 amended the NGA and NGPA to give FERC authority to impose civil penalties for violations of these statutes and regulations. The Commodity Futures Trading Commission (“CFTC”) also holds authority to monitor certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act. The Company believes, however, that neither the EPAct 2005, nor the regulations promulgated by FERC as a result of the EPAct 2005, nor the regulations promulgated by the CFTC will affect it in a way that materially differs from the way they affect other sellers of oil, natural gas, or NGLs with which the Company competes.

For a general overview of federal, state and local regulation applicable to the Company’s assets, see the “Regulation” section included within Part I, Items 1 and 2 of this annual report. This regulatory oversight can affect certain aspects of the Company’s business and the market for its products and could materially and adversely affect the Company’s financial position, results of operations and cash flows.

Rate regulation, challenges by shippers to the rates the Company charges on its pipelines or changes in the jurisdictional characterization of some of the Company’s assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of its assets, which may cause its operating expenses to increase, limit the rates it charges for certain services and decrease the amount of cash flow.

Natural gas and crude oil gathering may receive greater regulatory scrutiny at the federal and state level. Therefore, the Company’s natural gas and crude oil gathering operations could be adversely affected should they become subject to the application of federal or state regulation of rates and services. The Company’s gathering operations could also be subject to safety and operational regulations relating to the design, construction, testing, operation, replacement and maintenance of gathering facilities. Intrastate transportation of NGLs and crude oil may also receive greater regulatory scrutiny at the federal and state level. The Company’s intrastate NGL transportation services are subject to the TRRC regulations and must be provided in a manner that is just, reasonable and non-discriminatory. Such operations could be subject to additional regulation if the NGLs and crude oil are transported in interstate or foreign commerce, whether by the Company’s pipelines or other means of transportation. The Company cannot predict what effect, if any, such changes might have on its operations, but it could be required to incur additional capital expenditures and increased operating costs depending on future legislative and regulatory changes.

The Company’s midstream and intrastate transportation and storage services that are regulated are generally subject to rate regulation and the regulation of the terms and conditions of service. If we do not comply with this regulation, we may be subject to claims for refunds of amounts charged, the modification, cancellation or suspension of a permit or other authorization, civil penalties and other relief. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. The Company cannot predict what effect, if any, such changes might have on its operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

Federal and state legislative and regulatory initiatives relating to pipeline safety, which are often subject to change, may result in more stringent regulations or enforcement and could subject the Company to increased operational costs, increased capital costs and potential operational delays.

Some of the Company’s pipelines are subject to regulation by the PHMSA pursuant to the Natural Gas Pipeline Safety Act of 1968 (“NGPSA”), with respect to natural gas, and the HLPSA, with respect to crude oil and NGLs. Both the NGPSA and the HLPSA were amended by the Pipeline Safety Act of 1992, the Accountable Pipeline Safety and Partnership Act of 1996, the PSIA, as reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, and the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011. The NGPSA and HLPSA regulate safety requirements in the design, construction, operation, and maintenance of natural gas, crude oil and NGL pipeline facilities, while the PSIA establishes mandatory inspections for all U.S. crude oil, NGL and natural gas transmission pipelines in HCAs.

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
•improve data collection, integration and analysis;
•repair and remediate pipelines as necessary; and
•implement preventive and mitigating actions.

PHMSA may revise these standards from time-to-time. For example, in October 2019, PHMSA published three final rules that create or expand reporting, inspection, maintenance and other pipeline safety obligations. Additional future regulatory action expanding PHMSA’s jurisdiction and imposing stricter integrity management requirements is possible. For instance, following the passage of Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2020, operators of jurisdictional pipelines were required to update their inspection and maintenance plans to identify procedures to prevent and mitigate both vented and fugitive pipeline methane emission by the end of 2021. Separately, the U.S. Congress reauthorized PHMSA through 2023 as part of the Consolidated Appropriations Act of 2021 and directed the agency to move forward with several regulatory actions. In November 2021, PHMSA released a final rule expanding the definition of regulated gathering pipelines and imposing safety measures on certain previously unrelated gathering pipelines, to include criteria for inspection and repair of fugitive emissions. The final rule also imposes reporting requirements on all gathering pipelines, and specifically requires operators to report safety information to PHMSA. More recently, in August 2022, PHMSA published a final rule expanding the Management of Change process, extending corrosion requirements for gas transmission pipelines, adding requirements that operators ensure no conditions exist following an extreme weather event that could adversely affect the safe operation of the pipeline and adopting repair criteria for non-HCAs similar to those applicable to HCAs. The adoption of laws or regulations that apply more comprehensive or stringent safety standards could require the Company to install new or modified safety controls, pursue new capital projects or conduct maintenance programs on an accelerated basis, all of which could require the Company to incur increasing operating costs that may be significant. Further, should the Company fail to comply with PHMSA or comparable state regulations, it could be subject to substantial fines and penalties.

Increased regulation of hydraulic fracturing could result in reductions or delays in crude oil and natural gas production by the Company’s customers, which could reduce the throughput on its gathering and other midstream systems, which could adversely impact its revenues.

The Company does not conduct hydraulic fracturing operations, but substantially all the saltwater, crude oil and natural gas production of its customers is developed from unconventional sources that require hydraulic fracturing as part of the completion process. Hydraulic fracturing is a well stimulation process that utilizes large volumes of water and sand combined with fracturing chemical additives that are pumped at high pressure to crack open previously impenetrable rock to release hydrocarbons. There has been increasing public controversy regarding hydraulic fracturing with regard to the use of fracturing fluids, induced seismic activity, impacts on drinking water supplies, use of water and the potential for impacts to surface water, groundwater and the environment generally.

Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies. Some states and local governments, including those in which the Company operates, have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure or well construction requirements on hydraulic fracturing operations. In addition, several states and local governments have banned or significantly restricted hydraulic fracturing and, over the past several years, federal agencies such as the U.S. Environmental Protection Agency (“EPA”) have sought to assert jurisdiction over the process. While the EPA has previously sought to relax environmental regulation and reduce enforcement efforts, including with respect to energy developed from unconventional sources, environmental groups and states have filed lawsuits challenging the EPA’s recent actions. The Company cannot predict the results of these or future lawsuits, or how such lawsuits will affect the regulation of hydraulic fracturing operations. Certain environmental groups have also suggested that additional laws at the federal, state and local levels of government may be needed to more closely and uniformly regulate the hydraulic fracturing process. The Company cannot predict whether any such legislation will be enacted and if so, what its provisions would be. Governmental actions such as these could impact the oil and gas industry and the Company’s future potential growth in such areas. Additional levels of regulation and permits required through the adoption of new laws and regulations at the federal, state or local level could lead to delays, increased operating costs and process prohibitions that could reduce the volumes of crude oil and natural gas that move through the Company’s gathering systems and decrease demand for its water services, which in turn could materially and adversely impact its revenues.

In recent history, public concern surrounding increased seismicity has heightened focus on the oil and gas industry’s use of water in operations, which may cause increased costs, regulations or environmental initiatives impacting the use or disposal of water. The adoption of federal, state and local legislation and regulations intended to address induced seismicity in the areas in which the Company operates could restrict drilling and production activities, as well as the Company's ability to dispose of produced water gathered from such activities and could result in increased costs and additional operating restrictions or delays, that could, in turn, materially and adversely impact the Company's business and results of operations.

Adoption of new or more stringent legal standards relating to induced seismic activity associated with produced-water disposal could affect the Company’s operations.

The Company disposes of produced water generated from oil and natural-gas production operations. The legal requirements related to the disposal of produced water into a non-producing geologic formation by means of underground injection wells are subject to change based on concerns of the public or governmental authorities, including concerns relating to recent seismic events near injection wells used for the disposal of produced water. In response to such concerns, regulators in some states (including Texas, where the Company’s produced water gathering and disposal assets are) have imposed, or are considering imposing, additional requirements in the permitting and operating of produced-water disposal wells or are otherwise investigating the existence of a relationship between seismicity and the use of such wells. These developments could result in additional regulation and restrictions on the Company’s use of injection wells to dispose of produced water, including a possible shut down of wells, which could materially and adversely affect its business, financial condition, and results of operations. The Company currently operates produced water injection wells injecting into shallow formations in Texas, where the Texas Railroad Commission has recently addressed seismic activity by establishing Seismic Response Areas, curtailing injected volumes and/or suspending certain permits for disposal wells injecting into deep strata. Should the Texas Railroad Commission take additional action within the existing Seismic Response Areas or establish new Seismic Response Areas near the Company’s operations, it could have a significant adverse effect on its business. Furthermore, additional regulations and restrictions on the use of injection wells could indirectly result in reduced gas gathering and processing volumes and / or crude gathering volumes from the Company’s customers, which could materially and adversely affect its business, financial condition, and results of operations.

The Company may incur significant liability under, or costs and expenditures to comply with, health, safety and environmental laws and regulations, which are complex and subject to frequent change.

The Company is subject to various stringent and complex federal, state and local laws and regulations governing health and safety aspects of its operations, the discharge of materials into the environment and the protection of the environment and natural resources (including endangered or threatened species). These laws and regulations may impose on the Company’s operations numerous requirements, including the acquisition of permits, approvals and certificates before conducting regulated activities; restrictions on the types, quantities and concentration of materials that may be released into the environment; the application of specific health and safety criteria to protect the public or workers; and the responsibility for cleaning up pollution resulting from operations. Moreover, many of the permits required for the construction and operation of the Company’s assets may be subject to challenge by third parties, resulting in project delays or the imposition of stringent environmental controls as a precondition to issuing such permits. The Company may incur substantial costs to maintain compliance with these existing laws and regulations and the permits and other approvals thereunder. Additionally, the Company’s costs of compliance may increase or operational delays may occur if existing laws and regulations are revised or reinterpreted, or if new laws and regulations apply to its operations. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued thereunder, oftentimes requiring difficult and costly response actions. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties; the imposition of investigatory, remedial or corrective action obligations; the incurrence of capital expenditures, the occurrence of delays in the permitting, development or expansion of projects, and enjoining some or all of the Company’s future operations in a particular area. Compliance with more stringent standards and other environmental regulations could prohibit the Company’s ability to obtain permits for operations or require it to install additional equipment, the costs of which could be significant.

The risk of incurring environmental costs and liabilities in connection with the Company’s operations is significant because of its handling of natural gas, crude and other petroleum products, its air emissions and product-related discharges arising out of its operations and as a result of historical industry practices and waste disposal practices. For example, an accidental release from one of the Company’s facilities could subject it to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury, natural resources and property damages and fines and penalties for related violations of environmental laws or regulations.

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly requirements could require the Company to make significant expenditures to attain and maintain compliance or may otherwise have a material adverse effect on its operations, competitive position or financial condition.

Public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stringent environmental legislation and regulations applied to the oil and natural gas industry could continue, resulting in increased costs of doing business and, consequently, affecting profitability. Additionally, fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and natural gas and technological advances in fuel economy and energy generation devices, could all reduce demand for oil and natural gas and consequently reduce demand for the midstream services the Company provides. The impact of this changing demand could materially and adversely affect the Company’s business, operations and cash flows.

Climate change laws and regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the crude oil and natural gas the Company gathers, while potential physical effects of climate change could disrupt the Company’s operations, cause damage to its pipelines and other facilities and cause it to incur significant costs in preparing for or responding to those effects.

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

The EPA adopted regulations requiring the reporting of GHG emissions from specific categories of higher GHG emitting sources in the United States, including certain oil and natural gas facilities, which include certain of the Company’s operations. Information in such reporting may form the basis for further GHG regulation. The EPA has also continued with its comprehensive strategy for further reducing methane and volatile organic compound (“VOC”) emissions from oil and gas operations. In May 2016, a final rule established specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. Additionally, the regulations placed new requirements to detect and repair VOC and methane leaks at certain well sites and compressor stations. However, in September 2020, the EPA finalized a rule removing transportation and storage activities from the purview of the rules. On January 20, 2021, President Biden signed an executive order calling for the suspension, revision, or rescission of the September 2020 rule, and the reinstatement or issuance of methane emissions standards for new, modified, and existing oil and gas facilities, including transmission and storage facilities. Following approval by Congress, the resolution was signed into law in June 2021 and effectively vacated the September 2020 rule, reinstating the prior standards under the May 2016 rule. In November 2021, as required by the President’s executive order, the EPA proposed new regulations to establish comprehensive standards of performance and emission guidelines for methane and VOC emissions from new and existing operations in the oil and gas sector, including the exploration and production, transmission, processing and storage segments. On November 11, 2022, the EPA released its supplemental methane proposal. The proposal includes the tightening of proposed requirements under the CAA for methane and VOC emissions from sources that commenced construction, modification, or reconstruction after November 15, 2021, to include proposed standards for previously unregulated emission sources for this category. Additionally, the proposal sets forth specific revisions strengthening the first nationwide emission guidelines for states to limit methane emissions from existing crude oil and natural gas facilities. The proposal also revises requirements for fugitive emissions monitoring and repair as well as equipment leaks and the frequency of monitoring surveys, establishes a “super-emitter” response program to timely mitigate emissions events, and provides additional options for the use of advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions. The EPA’s supplemental methane rule will likely work alongside the Inflation Reduction Act of 2022 (“IRA”), which was signed into law in August 2022, and appropriates significant federal funding for renewable energy initiatives, alongside amending the CAA to impose a first-time fee on the emission of methane from sources required to report their GHG emissions to the EPA. The methane emissions charge imposes a fee on excess methane emissions from certain oil facilities starting at $900 per metric ton of leaked methane in 2024 and rising to $1,200 in 2025 and $1,500 in 2026 and thereafter. Compliance with the EPA’s proposed new regulations and the IRA’s methane emissions fee could increase the Company’s operating costs and accelerate the transition away from fossil fuels, which could in turn reduce the demand for its services, thereby adversely affecting its operations and potentially restricting or delaying the Company’s ability to obtain applicable permits, approvals, or certificates for new or modified facilities.

Climate change remains a priority for the current administration, which could lead to additional regulations or restrictions on oil and gas development. In February 2021, the administration recommitted the United States to the Paris Agreement, a framework for parties to the agreement to cooperate and report actions to reduce GHG emissions. The Paris Agreement calls for parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The current administration, in April 2021, announced a target for the United States to achieve a 50% – 52% reduction from 2005 levels in economy-wide net GHG pollution in 2030. This target builds upon the President’s goals to create a carbon pollution-free power sector by 2035 and a net zero emissions economy by 2050. In November 2021, the international community gathered again in Glasgow at the 26th Conference to the Parties on the UN Framework Convention on Climate Change (“COP26”), during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide GHGs. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. At COP27 in Sharm El-Sheik in November 2022, countries reiterated the agreements from COP26 and were called upon to accelerate efforts toward the phase out of inefficient fossil fuel subsidies. The United States also announced, in conjunction with the European Union and other partner countries, that it would develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity gas. Although no firm commitment or timeline to phase out or phase down all fossil fuels was made at COP27, there can be no guarantees that countries will not seek to implement such a phase out in the future. At COP27 in Sharm El-Sheik in November 2022, countries reiterated the agreements from COP26 and were called upon to accelerate efforts toward the phase out of inefficient fossil fuel subsidies. The United States also announced, in conjunction with the European Union and other partner countries, that it would develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity gas. Although no firm commitment or timeline to phase out or phase down all fossil fuels was made at COP27, there can be no guarantees that countries will not seek to implement such a phase out in the future. Meeting these goals may require further regulations that could adversely impact the Company’s operations and financial performance or otherwise reduce demand for the products it stores, processes, and transports.

The adoption of legislation or regulatory programs to reduce emissions of GHGs could require the Company to incur increased operating costs, such as costs to purchase and operate emissions and vapor control systems or to comply with new regulatory or reporting requirements. If the Company is unable to recover or pass through a significant level of its costs related to complying with climate change regulatory requirements imposed on it, it could have a material adverse effect on the Company’s results of operations and financial condition. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the natural gas the Company stores, processes and transports. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on the Company’s business, financial condition, and results of operations. Moreover, incentives to conserve energy or use alternative energy sources as a means of addressing climate change could reduce demand for the Company’s products.
In addition, parties concerned about the potential effects of climate change have directed their attention at sources of funding for energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Financial institutions may adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. For example, in late 2020, the Federal Reserve announced that it had joined the Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector, and, in September 2022, announced that six of the U.S.’ largest banks will participate in a pilot climate scenario analysis exercise, launched in early 2023, to enhance the ability of firms and supervisors to measure and manage climate-related financial risk. While the Company cannot predict what policies may result from this, a material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation and processing activities, which could result in decreased demand for the Company’s midstream services. Additionally, in March 2022, the Securities and Exchange Commission released a proposed rule that would establish a framework for the reporting of climate risks, targets, and metrics. If a final rule is released, the Company cannot predict what any such rule may require. To the extent the rule imposes additional reporting obligations, the Company could face increased costs. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer’s climate disclosures are misleading or deficient.

Finally, it should be noted that there are increasing risks to the Company’s operations resulting from the potential physical impacts of climate change, such as drought, wildfires, damage to infrastructure and resources from flooding, storms and other natural disasters, chronic shifts in temperature and precipitation patterns and other physical disruptions. One or more of these developments could materially and adversely affect the Company’s business, financial condition and results of operation.

Increasing attention to ESG matters and conservation measures may adversely impact the Company’s business.

Increasing attention to climate change, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary ESG disclosures and consumer demand for alternative forms of energy may result in increased costs, reduced demand for the Company’s products, reduced profits, increased investigations and litigation and negative impacts on the Company’s access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against the Company or its customers. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to the Company’s causation of or contribution to the asserted damage, or to other mitigating factors. While the Company may participate in various voluntary frameworks and certification programs to improve the ESG profile of its operations and services, the Company cannot guarantee that such participation or certification will have the intended results on its ESG profile.

Moreover, while the Company may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures will be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring, and reporting on many ESG matters. Additionally, while the Company may also announce various voluntary ESG targets, such targets are aspirational. The Company may not be able to meet such targets in the manner or on such a timeline as initially contemplated including, but not limited to, as a result of unforeseen or increased costs associated therewith. To the extent that the Company does meet such targets, it may be achieved through various contractual arrangements, including the purchase of various credits or offsets that may be deemed to mitigate the Company’s ESG impact instead of actual changes in its ESG performance. Also, despite these goals, the Company may receive pressure from investors, lenders, or other groups to adopt more aggressive climate or other ESG-related goals, but it cannot guarantee that it will be able to implement such goals because of potential costs or technical or operational obstacles.

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

Furthermore, public statements with respect to ESG matters, such as emissions reduction goals, other environmental targets or other commitments addressing certain social issues, are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential ESG benefits. For example, in March 2021, the SEC established the Climate and ESG Task Force in the Division of Enforcement to identify and address potential ESG-related misconduct, including greenwashing. Certain non-governmental organizations and other private actors have also filed lawsuits under various securities and consumer protection laws alleging that certain ESG-statements, goals or standards were misleading, false or otherwise deceptive. Moreover, the Federal Trade Commission in August 2022 indicated its intent to issue revised “Green Guides” which will likely address greenwashing risks arising from ESG-related matters. As a result, the Company may face increased litigation risks from private parties and governmental authorities related to its ESG efforts. Additionally, the Company could face increasing costs as it attempts to comply with and navigate further regulatory focus and scrutiny.

Risks Related to Ownership of Our Common Stock

Entities controlled by Blackstone, I Squared Capital and Apache Midstream own a majority of the Company’s outstanding voting shares and thus strongly influence all the Company’s corporate actions.

As long as Blackstone, I Squared Capital, Apache Midstream and their respective affiliates own or control a significant percentage of the Company’s outstanding voting power, they will have the ability to strongly influence all corporate actions, including stockholder approval of the election of and removal of directors. The interests of Blackstone, I Squared Capital or Apache Midstream may not align with the interests of the Company’s other stockholders.

Although we currently are not considered to be a “controlled company” under the NYSE corporate governance rules, we may in the future become a controlled company due to the concentration of voting power among entities controlled by Blackstone.

Although we currently are not considered to be a “controlled company” under the NYSE corporate governance rules, we may in the future become a controlled company. As of December 31, 2022, entities controlled by Blackstone own approximately 49.8% of our outstanding Common Stock and, pursuant to the Reinvestment Agreement, will be obligated to reinvest all 2023 dividends and distributions in shares of Class A Common Stock. Consequently, entities controlled by Blackstone may own more than 50% of our Common Stock at some point in 2023. A “controlled company” pursuant to the NYSE corporate governance rules is a company of which more than 50% of the voting power is held by an individual, group, or another company. In the event that Blackstone and its affiliates or other stockholders own more than 50% of the voting power of the Company, we may in the future be able to rely on the “controlled company” exemptions under the NYSE corporate governance rules due to this concentration of voting power. If we were a controlled company, we would be eligible, and could elect, not to comply with certain of the NYSE corporate governance standards. Such standards include the requirement that a majority of directors on our Board are independent directors, subject to certain phase-in periods, and the requirement that our compensation, nominating and governance committee consist entirely of independent directors. In such a case, if the interests of our stockholders differ from the group of stockholders holding a majority of the voting power, our stockholders would not have the same protection afforded to stockholders of companies that are subject to all of the NYSE corporate governance standards, and the ability of our independent directors to influence our business policies and corporate matters may be reduced.

Potential future sales pursuant to registration rights granted by the Company and under Rule 144 may depress the market price for our shares of Class A Common Stock.

The Company has granted a number of its stockholders, including Blackstone, I Squared Capital and Apache Midstream, registration rights with respect to their shares of Class A Common Stock, including shares of Class A Common Stock issuable upon redemption of OpCo Units. In addition, under Rule 144 under the Securities Act, a person who has satisfied a minimum holding period of between six months and one-year and any other applicable requirements of Rule 144, may thereafter sell such shares in transactions exempt from registration. A significant number of our currently issued and outstanding shares of Class A Common Stock held by existing stockholders, including officers and directors and other principal stockholders are currently eligible for resale pursuant to and in accordance with the provisions of Rule 144. The possible future sale of our shares by our existing stockholders, pursuant to and in accordance with the provisions of Rule 144, may have a depressive effect on the price of our shares of Class A Common Stock in the applicable trading marketplace.

The Company’s ability to return capital to stockholders through dividends and stock repurchases depends on its ability to generate sufficient cash flow, which it may not be able to accomplish.

The Company’s ability to return capital to stockholders through dividends and stock repurchases principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things, income from the Pipeline Transportation JVs, the volumes of natural gas and NGLs it gathers and processes, commodity prices, and other factors impacting the Company’s financial condition, some of which are beyond its control. In addition, under Delaware law, dividends on the Company’s capital stock may only be paid from “surplus,” which is the amount by which the fair value of the Company’s total assets exceeds the sum of its total liabilities, including contingent liabilities, and the amount of its capital; if there is no surplus, cash dividends on capital stock may only be paid from the Company’s net profits for the then-current and/or the preceding fiscal year.

The Company’s charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by its stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers, employees or agents.

The charter provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (Court of Chancery) will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for any derivative action or proceeding brought on the Company’s behalf; any action asserting a claim of breach of a fiduciary duty owed by any of the Company’s directors, officers or other employees to it or its stockholders; any action asserting a claim against the Company or any of its directors, officers or employees arising pursuant to any provision of the DGCL, the charter or the Company’s bylaws; or any action asserting a claim against the Company or any of its directors, officers or other employees that is governed by the internal affairs doctrine.

The above does not apply for such claims as to which the Court of Chancery determines that it does not have personal jurisdiction over an indispensable party, exclusive jurisdiction is vested in a court or forum other than the Court of Chancery or the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of the Company’s capital stock will be deemed to have notice of, and consented to, the provisions of the Company’s charter described in the preceding sentence. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder finds favorable for disputes with the Company or its directors, officers or other employees, which may discourage such lawsuits against the Company and such persons. Alternatively, if a court were to find these provisions of the Company’s charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, the Company may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect its business, financial condition or results of operations.

The Company’s charter provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Accordingly, the charter provides that the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act, the Securities Act or any other claim for which the federal courts have exclusive jurisdiction.

If the Company fails to maintain an effective system of internal controls, it may not be able to report accurately its financial results or prevent fraud. As a result, current and potential holders of the Company’s equity could lose confidence in its financial reporting, which would harm its business and cost of capital.

Effective internal controls are necessary for the Company to provide reliable financial reports, prevent fraud, and operate successfully as a public company. The Company cannot be certain that it will be able to maintain adequate controls over its financial processes and reporting in the future, or that it will be able to continue to comply with its obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to maintain effective internal controls or to implement or improve the Company’s internal controls could harm its operating results or cause it to fail to meet its reporting obligations. Ineffective internal controls could also cause investors to lose confidence in the Company’s reported financial information, which would likely have a negative effect on the trading price of its equity interests.

If the performance of the Company does not meet the expectations of investors, stockholders or financial analysts, the market price of the Company’s securities may decline.

The price of the Company’s securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond the Company’s control, and such fluctuations could contribute to the loss of all or part of a stockholder’s investment. Fluctuations or changes in the Company’s quarterly financial results, changes in or failure to meet market or financial analysts’ expectations about the Company, changes in laws and regulations, commencement of or involvement in litigation, changes in the Company’s capital structure and general economic and political conditions could materially and adversely affect a stockholder’s investment in the Company’s securities, and its securities may trade at prices significantly below the price paid for them. In such circumstances, the trading price of the Company’s securities may not recover and may experience a further decline.

Broad market and industry factors may materially harm the market price of the Company’s securities irrespective of the Company’s operating performance. The stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks and of the Company’s securities may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to the Company could depress the Company’s stock price regardless of its business, prospects, financial conditions or results of operations.

General Risks

Continuing or worsening inflationary issues and associated changes in monetary policy have resulted in and may result in additional increases to the cost of the Company’s services and personnel, which in turn cause the Company’s capital expenditures and operating costs to rise.

The U.S. inflation rate has been steadily increasing throughout 2022. These inflationary pressures have resulted in and may result in additional increases to the costs of the Company’s services and personnel, which in turn cause the Company’s capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates multiple times in 2022 and the U.S. Federal Reserve has indicated its intention to continue to raise benchmark interest rates throughout the remainder of 2022 and into 2023 in an effort to curb inflationary pressure on the costs of goods and services across the U.S., which could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could hurt the financial and operating results of the Company’s business. To the extent elevated inflation remains, the Company may experience further cost increases for its operations.

A terrorist attack, cyber-attack or armed conflict could harm the Company’s business.

Terrorist activities, cyber-attacks, anti-terrorist efforts and other armed conflicts involving the United States or other countries may adversely affect the United States and global economies and could prevent the Company from meeting its financial and other obligations. For example, on February 24, 2022, Russia launched a large-scale invasion of Ukraine. As a result, the United States, the United Kingdom, the member states of the European Union and other public and private actors have levied severe sanctions on Russia. The geopolitical and macroeconomic consequences of this invasion and associated sanctions have impacted the world economy, particularly with regard to demand and prices for crude oil and natural gas, and the ongoing effect of further hostilities in Ukraine cannot be predicted. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for crude oil and natural gas, potentially putting downward pressure on demand for the Company’s services and causing a reduction in its revenues. Crude oil and natural gas related facilities could be direct targets of terrorist attacks, and the Company’s operations could be adversely impacted if infrastructure integral to its operations is destroyed or damaged. Additionally, destructive forms of protest or opposition by activists, including acts of sabotage or eco-terrorism could cause significant damage or injury to people, property, or the environment or lead to extended interruptions of our operations. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

A cyber incident could result in information theft, data corruption, operational disruption and/or financial loss.

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

The Company’s technologies, systems, networks, and those of its business partners may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of its business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period.

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
•a deliberate corruption of its financial or operational data could result in events of non-compliance which could lead to regulatory fines or penalties; and
•business interruptions could result in expensive remediation efforts, distraction of management, damage to its reputation or a negative impact on cash flow.

The Company’s implementation of various controls and processes, including globally incorporating a risk-based cyber security framework, to monitor and mitigate security threats and to increase security for its information, facilities and infrastructure is costly and labor intensive. Moreover, there can be no assurance that such measures will be sufficient to prevent security breaches from occurring. As cyber threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities. Any such breakdowns or breaches, or resulting access, disclosure or other loss of information, could significantly disrupt the Company’s business and result in legal claims or proceedings, liability under laws that protect the privacy of personal information and damage to its reputation, any of which could materially and adversely affect its business, financial position, results of operations or cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 3. LEGAL PROCEEDINGS
For further information regarding legal proceedings, see Note 18—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on this Form 10-K.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s Class A Common Stock is traded on the New York Stock Exchange under the symbol “KNTK”. The Company’s public warrants are quoted on the over-the-counter markets operated by OTC Markets Group under the symbol “ALTMW.” The warrants may still be exercised in accordance with their terms to purchase shares of the Company’s Class A Common Stock.
On February 28, 2023, the Class A Common Stock had a closing price of $29.75, and the warrants had a closing price of $0.001.
Holders
On February 28, 2023, there were 204 holders of record of the Company’s Class A Common Stock and nine holders of record of the Company’s Class C Common Stock.
Dividends
Holders of the Company’s common stock are entitled to receive cash dividends when declared by the Company’s Board out of legally available funds. The Board presently intends to continue the policy of paying quarterly cash dividends, however, future dividend payments will depend upon our level of earnings, capital expenditure requirements, debt obligation, financial condition and other relevant factors.
Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
None.

Performance Graph
The graph and table below compares the Company’s cumulative return to holders of its common stock, the NASDAQ Composite Index, the NYSE Composite Index and the Alerian US Midstream Energy Index during the period beginning on December 31, 2017 and ending on December 31, 2022. The NYSE Composite Index was added to the performance graph because the Company changed the listing of its Class A Common Stock to the NYSE from the Nasdaq in October 2022. In accordance with SEC rules, the performance graph presents both the indices used in the previous year and the newly selected index. The performance graph was prepared based on the following assumptions: (i) $100 was invested in our Class A Common Stock and in each of the indices at beginning of the period, and (ii) dividends were reinvested on the relevant payment dates. The stock price performance included in this graph is historical and not necessarily indicative of future stock price performance.
COMPARISON CUMULATIVE TOTAL RETURN(1)(2)
Among Kinetik Holdings Inc., the NYSE Composite Index, the Nasdaq Composite Index and the Alerian US Midstream Energy Index

$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/31/2017
12/31/18
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Kinetik Holdings Inc
NASDAQ Composite Index
NYSE Composite Index
Alerian US Midstream Energy Index

(1)The performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act except to the extent that we specifically request it be treated as soliciting material or specifically incorporate it by reference.
(2)$100 invested on 12/31/2017 in index, including reinvestment of dividends.

	December 31,
	2017	2018	2019	2020	2021	2022

Kinetik Holdings, Inc.	$100.00	$79.61	$29.45	$24.44	$34.85	$40.04
NYSE Composite Index	100.00	96.12	135.23	143.64	174.36	116.65
Nasdaq Composite Index	100.00	88.80	122.32	104.40	123.37	109.14
Alerian US Midstream Energy Index	100.00	80.97	79.32	50.42	65.01	79.07

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K, and the risk factors and related information set forth in Part I, Item 1A and Part II, Item 7A of this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are omitted in this Annual Report on Form 10-K are incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 99.6 of the Company’s Current Report on Form 8-K, filed on February 28, 2022.
Unless otherwise noted or the context requires otherwise, references herein to Kinetik Holdings Inc., “the Company”, “us”, “our”, “we” or similar terms, with respect to time periods prior to February 22, 2022, include BCP and its consolidated subsidiaries and do not include ALTM and its consolidated subsidiaries, while references herein to Kinetik Holdings Inc., “the Company”, “us”, “our”, “we” or similar terms, with respect to time periods from and after February 22, 2022, include ALTM and its consolidated subsidiaries.
The Transaction
On February 22, 2022, the Company consummated the business combination transactions contemplated by the Contribution Agreement, dated as of October 21, 2021, by and among the Company, the Partnership, Contributor and BCP. Pursuant to the Contribution Agreement, in connection with the Closing, (i) Contributor contributed all the equity interests in BCP and BCP Raptor Holdco GP, LLC, a Delaware limited liability company and the general partner of BCP (“BCP GP”), to the Partnership; and (ii) in exchange for such contribution, the Partnership transferred to Contributor 50,000,000 Common Units and 50,000,000 shares of the Company’s Class C Common Stock.
The Company’s public stockholders immediately prior to the Closing continued to hold their shares of the Company’s Class A Common Stock. As a result of the Transaction, immediately following the Closing (i) Contributor held approximately 75% of the issued and outstanding Common Stock, (ii) Apache Midstream held approximately 20% of the issued and outstanding Common Stock, and (iii) the Company’s remaining stockholders held approximately 5% of the issued and outstanding Common Stock. Upon close of the Transaction, the Company’s Pipeline Transportation segment expanded to include three additional EMI pipelines and to increase its ownership interest in PHP. Further, a secondary offering of 4 million shares held by Apache Midstream was closed during March of 2022, reducing Apache’s ownership to approximately 13%.
The Transaction also brought in additional volume capacity from ALTM for the Midstream Logistics segment, including a total of 600 MMcf/d of existing state-of-the-art operating processing capacity, 182 miles of in-service natural gas gathering pipelines, approximately 46 miles of residue gas pipelines with four market connections, and approximately 66 miles of NGLs pipelines. The increased volume capacity has contributed to the increase in operating revenue for the year ended December 31, 2022 compared to the same periods in 2021.
Overview
We are an integrated midstream energy company in the Permian Basin providing comprehensive gathering, transportation, compression, processing, and treating services. Our core capabilities include a variety of service offerings including natural gas gathering, transportation, compression, treating and processing; NGLs stabilization and transportation; produced water gathering and disposal; and crude oil gathering, stabilization, storage and transportation. The Company’s corporate office is located in Houston, TX and our operations are strategically located in the heart of the Delaware Basin in the Permian.
Our Operations and Segments
Upon Closing, the Company renamed its Gathering and Processing segment to Midstream Logistics and renamed its Transmission segment to Pipeline Transportation. These name changes were made to better align segment activities with the name of each respective segment. The Midstream Logistics segment operates under three service offerings, 1) gas gathering and processing, 2) crude oil gathering, stabilization, and storage services, and 3) water gathering and disposal. The Pipeline Transportation segment consists of four EMI pipelines in the Permian Basin with various access points to the Texas Gulf Coast, Kinetik NGL Pipeline and our Delaware Link Pipeline that is under construction. The EMI pipelines transport crude oil, natural gas, and NGLs within the Permian Basin and to the Texas Gulf Coast.

Midstream Logistics
Gas Gathering and Processing. The Midstream Logistics segment provides gas gathering and processing services with approximately 1,500 miles of low and high-pressure steel pipeline located throughout the Southern Delaware Basin. Gas processing assets are centralized at five processing complexes with total cryogenic processing capacity of approximately 2.0 Bcf/d.
Crude Oil Gathering, Stabilization, and Storage Services. Crude gathering assets are centralized at the Caprock Stampede Terminal and the Pinnacle Sierra Grande Terminal. The system includes approximately 220 miles of gathering pipeline and 90,000 barrels of crude storage.
Water Gathering and Disposal. The system includes approximately 80 miles of gathering pipeline and approximately 490,000 barrels per day of permitted disposal capacity.
Pipeline Transportation
EMI pipelines. The Company owns the following equity interests in four EMI pipelines in the Permian Basin with access to various points along the Texas Gulf Coast: 1) an approximate 53.3% equity interest in PHP, which is also owned and operated by Kinder Morgan; 2) 16% equity interest in GCX, which is owned and operated by Kinder Morgan; 3) 33% equity interest in Shin Oak, which is owned by Breviloba, LLC, and operated by Enterprise Products Operating LLC; and 4) 15% equity interest in EPIC, which is operated by EPIC Consolidated Operations, LLC.
Brandywine NGL Pipeline. Approximately 30 miles of 20-inch NGL pipelines connected to our Diamond Cryogenic complex.
Delaware Link Pipeline. The Company is currently building the Delaware Link Pipeline, which will provide additional transportation capacity to Waha when it is put into service. The project is expected to be complete in the fourth quarter of 2023. Upon completion, this pipeline is estimated to be 40 miles and to have a capacity of 1.0 Bcf/d.
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

Brandywine NGL Acquisition
In September 2022, the Company acquired approximately 30 miles of 20-inch NGL pipelines connected to our Diamond Cryogenic complex, Brandywine, for approximately $25 million. Brandywine is a strategic intrabasin natural gas liquids pipeline, affording Kinetik greater control over its system’s NGLs and providing interconnectivity to Shin Oak.
Comprehensive Refinancing

On June 8, 2022, the Partnership, completed a private placement of $1.0 billion aggregate principal amount of its 5.875% Senior Notes due 2030 (the “Notes”), which are fully and unconditionally guaranteed by the Company. The Notes are issued under our Sustainability-Linked Financing Framework and include sustainability-linked features. In addition, the Partnership entered into a new revolving credit agreement (the “RCA”), which provides for a $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing on June 8, 2027, and a new term loan agreement (the “TLA”), which provides for a $2.00 billion senior unsecured term loan credit facility (the “Term Loan Credit Facility”) maturing on June 8, 2025. Proceeds from the Notes and the Term Loan Credit Facility were used to repay all outstanding borrowings under our existing credit facilities and to pay fees and expenses related to the offering. Refer to Note 8 — Debt and Financing Costs in the Notes to our Consolidated Financial Statements in this Form 10-K for further information.

PHP Expansion Project
In June 2022, PHP announced a final investment decision to proceed with its expansion project to increase total capacity to 2.65 Bcf/d fully subscribed under 10 year take-or-pay contracts. The expansion project will increase PHP’s capacity by nearly 550 MMcf/d with a target in-service date in November 2023. Approximately 67% of the funding for the expansion project will be borne and the remainder by Kinder Morgan. As a result, following the in-service date of the expansion, Kinetik’s ownership interest in PHP will increase to approximately 55.5%. During 2022, the Company contributed $78.2 million to the expansion project.
Sustainability-Linked Financing Framework
On May 16, 2022, we published our Sustainability-Linked Financing Framework, which we developed in alignment with the five components outlined in the International Capital Markets Association Sustainability-Linked Bond Principles as of June 2020 and the Loan Syndications and Trading Association Sustainability-Linked Loan Principles as of July 2021 (each as referred to in our Sustainability-Linked Financing Framework) and corresponding Second Party Opinion provided by ISS ESG.
This framework establishes KPIs that will be used to measure our progress against SPTs. Under this framework, our KPIs are (1) Scope 1 and Scope 2 greenhouse gas emissions intensity, (2) Scope 1 and Scope 2 methane gas emissions intensity and (3) female representation in corporate officer positions and our SPTs are (1) reducing the intensity of all Scope 1 and Scope 2 greenhouse gas emissions from our operations by 35% by 2030 from a 2021 baseline year (as described in the Sustainability-Linked Financing Framework), (2) reducing the intensity of Scope 1 and Scope 2 methane gas emissions from our operations by 30% by 2030 from a 2021 baseline year, and (3) increasing female representation in corporate officer positions of Vice President and above to 20% by year-end 2026 from a 2021 baseline year.
Stock Split
On May 19, 2022, the Company announced the Stock Split with respect to its Class A Common Stock and Class C Common Stock in the form of a stock dividend. The Stock Split was accomplished by distributing one additional share of Class A Common Stock for each share of Class A Common Stock outstanding and one additional share of Class C Common Stock for each share of Class C Common Stock outstanding. The additional shares of Common Stock were issued on June 8, 2022 to holders of record at the close of business on May 31, 2022.
Factors Affecting Our Business
Commodity Price Volatility
There has been, and we believe there will continue to be, volatility in commodity prices and in the relationships among NGLs, crude oil and natural gas prices. As a result of uncertainty around global commodity supply and demand, uncertainty in global economic recovery from the aftereffects of the COVID-19 pandemic and the armed conflict in Ukraine, global oil and natural gas commodity prices continue to remain volatile. The volatility and uncertainty of natural gas, crude oil and NGL prices impact drilling, completion and other investment decisions by producers and ultimately supply to our systems. Although the armed conflict in Ukraine generated commodity price upward pressure, and our operation could benefit in an environment of higher natural gas, NGLs and condensate prices, the instability of international political environment and human and economic hardship resulting from the conflict would have a highly uncertain impact on the U.S. economy, which in turn, might affect our business and operations adversely. Our product sales revenue is exposed to commodity price fluctuations. Therefore, commodity price decline and sustained periods of low natural gas and NGL prices could have an adverse effect on our product revenue stream. The Company continues to monitor commodity prices closely and may enter into commodity price hedges from time to time as necessary to mitigate the volatility risk. In addition, the Company, when economically appropriate, enters into fee-based arrangements that insulate the Company from commodity price volatility.

Inflation and Interest Rates
The annual rate of inflation in the United States dropped slightly to 6.40% in January 2023, as measured by the Consumer Price Index, which was the lowest since October 2021. However, the Federal Open Market Committee (“FOMC”) maintains its long run goals of maximum employment and inflation at the rate of 2.00%. In support of these goals, the FOMC decided to raise the target range for the federal funds rate to 4.50% and 4.75% during its meeting in January 2023. There is uncertainty regarding whether inflation will continue to be tamed by the FOMC’s effort or whether the FOMC will continue to tighten its monetary policy in the next 12 months. Increased interest rates will increase our operating costs and have a negative impact on the Company’s ability to meet its contractual debt obligations and to fund its operating expenses, capital expenditures, dividends and distributions. The Company will continue to actively evaluate and analyze whether any additional forms of interest rate hedging should be implemented to mitigate interest rate exposure.
Supply Chain Considerations
During 2021 and 2022, challenging supply chain issues have emerged that will continue at least through the first half of 2023. Geopolitical events have further disrupted global supply chains and caused volatile commodity prices for natural gas, NGLs and crude oil. The United States has banned the import of Russian oil, NGLs and other energy commodities and the European Union has taken steps to reduce imports of Russian oil and natural gas. The principal supply issues facing our industry for the next twelve months include: raw materials availability, finished good inventory, rising freight costs, delays due to port congestion and overall labor shortages.

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

Results of Operations

The following table presents the Company’s results of operations for the periods presented:

	Year Ended December 31, *
	2022	2021	% Change

	(In thousands, except percentages)
Revenues:
Service revenue	$393,954	$272,677	44%
Product revenue	806,353	385,622	109%
Other revenue	13,183	3,745	NM
Total revenues	1,213,490	662,044	83%
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization)	541,518	233,619	132%
Operating expense	137,289	90,894	51%
Ad valorem taxes	16,970	11,512	47%
General and administrative	94,268	28,588	NM
Depreciation and amortization	260,345	243,558	7%
Loss on disposal of assets	12,611	382	NM
Total operating costs and expenses	1,063,001	608,553	75%
Operating income	150,489	53,491	181%
Other income (expense):
Interest and other income	489	4,143	(88)%
Gain on Preferred Units redemption	9,580	—	100%
Gain (loss) on debt extinguishment	(27,975)	4	NM
Gain on embedded derivatives	89,050	—	100%
Interest expense	(149,252)	(117,365)	27%
Equity in earnings of unconsolidated affiliates	180,956	63,074	187%
Total other income (expense), net	102,848	(50,144)	NM
Income before income tax	253,337	3,347	NM
Income tax expense	2,616	1,865	40%
Net income including noncontrolling interests	$250,721	$1,482	NM
*The results of the legacy ALTM business are not included in the Company’s consolidated financials prior to February 22, 2022. Refer to the Form 10-K basis of presentation in Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements in this Form 10-K, for further information.
NM - Not meaningful
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Revenues
For the year ended December 31, 2022, revenue increased $551.4 million, or 83%, to $1,213.5 million, compared to $662.0 million for the same period in 2021. The increase was primarily driven by period-to-period higher commodity prices, increases in gas gathered and processed volumes, as well as similar increases in condensate and NGL volumes sold. Volume increase reflected synergy realized from the new operations acquired through the Transaction.

Service revenue
Service revenue consists of service fees paid to the Company by its customers for providing comprehensive gathering, treating, processing and water disposal services necessary to bring natural gas, NGLs and crude oil to the market. Service revenue for the year ended December 31, 2022, increased by $121.3 million, or 44%, to $394.0 million, compared to $272.7 million for the same period in 2021. This increase is primarily due to a period over period increase in gathered and processed gas volumes of 556.4 Mcf per day and 522.9 Mcf per day, respectively, of which 318.7 Mcf per day of gathered gas volume and 236.6 Mcf/d of processed gas volume were result of new operations acquired through the Transaction. Over 99% of service revenues are included entirely in the Midstream Logistics segment.
Product revenue
Product revenue consists of commodity sales (including condensate, natural gas residue, and NGLs). Product revenue for the year ended December 31, 2022, increased by $420.7 million, or 109%, to $806.4 million, compared to $385.6 million for the same period in 2021, primarily due to period-to-period increases in condensate prices combined with increased NGL and condensate sales volumes. Condensate prices increased $27.80 per barrel, or 44%. NGL and condensate sales volumes increased 12.7 million barrels, or over 300%. The increase in NGL and condensate sales volumes offset the decreased NGL prices of $0.80 per barrel, or 2%. This substantial increase in NGL and condensate revenue was due to our plants being run in recovery for part of the year ended December 31, 2022 versus rejection during the same period in 2021. For the same reason, natural gas residue sales volumes decreased 6.3 million MMBtu, or 25%. Partially offsetting this decrease in volumes, natural gas prices increased period over period $1.44 per MMBtu, or 37%. Product revenues are included entirely in the Midstream Logistics segment.
Operating Costs and Expenses
Costs of sales (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) primarily consists of purchases of NGLs and natural gas from our producers at contracted market prices to support product sales to other third parties. For the year ended December 31, 2022, cost of sales increased $307.9 million, or 132%, to $541.5 million, compared to $233.6 million for the same period in 2021. The increase was primarily driven by the period-to-period increases in commodity prices and NGL and condensate volumes discussed above. Cost of sales (exclusive of depreciation and amortization) are included entirely in the Midstream Logistics segment.
Operating expenses
Operating expenses increased by $46.4 million, or 51%, to $137.3 million for the year ended December 31, 2022, compared to $90.9 million for the same period in 2021. Of the total increase, $25.0 million was driven by the newly acquired operations. The remaining increase was primarily driven by higher period over period electricity costs of $10.7 million, higher internal and contract labor costs of $5.8 million, and higher repairs and maintenance costs of $3.5 million. The higher electricity costs were primarily due to electricity credits received from one of our primary electricity providers during the month of February 2021 related to the extreme weather caused by Winter Storm Uri while no similar credit was generated in 2022.
General and administrative
General and administrative (“G&A”) expense increased by $65.7 million, or 230%, to $94.3 million for the year ended December 31, 2022, compared to $28.6 million for the same period in 2021. The increase was primarily driven by $42.8 million of recognized share-based compensation, higher insurance costs of $2.9 million and acquisition and integration costs of $20.6 million incurred in relation to the newly acquired operations.
Loss on disposal of assets
For the year ended December 31, 2022, the Company recognized a loss on disposal of assets of $12.6 million compared with $0.4 million for the same period in 2021. The change was primarily related to retirements of compressor or booster stations and a refrigeration plant that had become idle due to operational changes.

Other Income (Expense)
Gain (loss) on debt extinguishment
For the year ended December 31, 2022, the Company recognized a loss on debt extinguishment of $28.0 million, compared with a gain of $4 thousand for the same period in 2021. The change reflected the loss on debt extinguishment recognized in relation to the comprehensive refinancing completed in June 2022.
Gain on embedded derivatives
For the year ended December 31, 2022, the Company recognized a gain on embedded derivatives of $89.1 million. The gain is a result of the decrease in fair value of the embedded derivative liability related to the redeemable noncontrolling interest Preferred Units, which was eliminated upon the ultimate redemption of these Preferred Units during July of 2022.
Interest expense
The Company incurred interest expense of $149.3 million for the year ended December 31, 2022 compared with $117.4 million for the same period in 2021. The increase was primarily related to higher debt obligations resulting from the comprehensive refinancing completed in June 2022. The increase also reflected an overall increase in interest rates associated with the Term Loan and Revolving Credit Facility, which carried some variability. Refer to Note—14 Derivatives and Hedging Activities in the Notes to our Consolidated Financial Statements regarding the Company’s strategy in managing interest rate risk.
Equity in earnings of unconsolidated affiliates
Income from EMI pipelines increased by $117.9 million, or 187% to $181.0 million for the year ended December 31, 2022, compared to $63.1 million for the same period in 2021. The increase was primarily due to the acquisition of new EMI pipelines and additional equity interests in the Company’s existing EMI pipeline, PHP, through the Transaction and due to higher earnings from our EMI pipelines. Equity in earnings of unconsolidated affiliates is included entirely in the Pipeline Transportation segment.

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
•Is a financial measurement that is used by rating agencies, lenders, and other parties to evaluate our credit worthiness; and
•Is used by our management for various purposes, including as a measure of performance and as a basis for strategic planning and forecasting.
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

	For The Year Ended December 31,*
	2022	2021	% Change

	(In thousands, except percentage)
Reconciliation of net income including noncontrolling interests to Adjusted EBITDA
Net income including noncontrolling interests	$250,721	$1,482	NM
Add back:
Interest expense	149,252	117,365	27%
Income tax expense	2,616	1,865	40%
Depreciation and amortization	260,345	243,558	7%
Amortization of contract costs	1,807	1,792	1%
Proportionate EMI EBITDA	268,826	83,593	NM
Share-based compensation	42,780	—	100%
Loss on disposal of assets	12,611	382	NM
Loss (gain) on debt extinguishment	27,975	(4)	NM
Derivative loss due to Winter Storm Uri	—	13,456	(100)%
Integration Costs	12,208	—	100%
Transaction Costs	6,412	5,730	12%
Other one-time cost or amortization	16,355	2,856	NM
Producer Settlement	—	6,827	(100)%
Deduct:
Interest income	—	115	(100)%
Warrant valuation adjustment	133	—	100%
Gain on redemption of mandatorily redeemable Preferred Units	9,580	—	100%
Gain on embedded derivatives	89,050	—	100%
Equity income from unconsolidated affiliates	180,956	63,074	187%
Adjusted EBITDA	$772,189	$415,713	86%
*The results of the legacy ALTM business are not included in the Company’s consolidated financials prior to February 22, 2022. Refer to the Form 10-K basis of presentation in Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements in this Form 10-K, for further information.
NM - Not meaningful
Adjusted EBITDA increased by $356.5 million, or 86% to $772.2 million for the year ended December 31, 2022, compared to $415.7 million for the same period in 2021. The increase was primarily driven by an increase in net income including noncontrolling interest of $249.2 million, or 16818%, and increases in add back related to the Company’s proportionate share of its EMI pipelines’ EBITDA of $185.2 million, or 222%, share-based compensation of $42.8 million, depreciation and amortization expense of $16.8 million and integration costs of $12.2 million, which are results of new operations acquired through the Transaction. The increase in add back was also due to increases in interest expense of $31.9 million and loss on debt extinguishment of $28.0 million as the Company completed its comprehensive refinance in June 2022. The increase in adjusted EBITDA was partially offset by increases in EMI pipelines equity income of $117.9 million and gain on embedded derivatives of $89.1 million, and a decrease in derivative loss add back due to the Winter Storm Uri of $13.5 million as no similar credit was taken during 2022.

Segment Adjusted EBITDA
Segment Adjusted EBITDA is defined as segment net earnings adjusted to exclude interest expense, income tax expense, depreciation and amortization, the proportionate effect of these same items for our equity method investments and other non-recurring items. The following table presents segment adjusted EBITDA for the year ended December 31, 2022. Also refer to Note 20—Segments in the Notes to our Consolidated Financial Statements in this Form 10-K for reconciliation of segment adjusted EBITDA to net income including noncontrolling interests.

	For The Year Ended December 31,*
	2022	2021	% Change

	(In thousands, except percentage)
Midstream Logistics	$516,045	$343,809	50%
Pipeline Transportation	269,237	81,861	NM
Corporate and Other**	(13,093)	(9,957)	31%
Total segment adjusted EBITDA	$772,189	$415,713	86%
* The results of the legacy ALTM business are not included in the Company’s consolidated financials prior to February 22, 2022. Refer to Note 1—Description of Business and Basis of Presentation in the Notes to the Consolidated Financial Statements of this Form 10-K for further information on the Company’s financial statement consolidation.
** Corporate and Other represents those results that: (i) are not specifically attributable to a reportable segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items.
NM - Not meaningful
Midstream Logistics segment adjusted EBITDA increased by $172.2 million, or 50%, to $516.0 million for the year ended December 31, 2022, compared to $343.8 million for the same period in 2021. The increase was primarily driven by an increase in segment net income including noncontrolling interests of $186.9 million and increases in the add back related to loss on debt extinguishment of $28.0 million as the Company completed its comprehensive refinancing in June 2022, depreciation and amortization expense of $16.3 million and other one-time costs or amortization of $11.6 million due to new operations acquired through the Transaction, and loss on disposal of assets of $12.3 million for assets retired during 2022. The increase was offset by decreases in add back related to derivative loss due to the Winter Storm Uri of $13.5 million and producer settlement of $6.8 million as no similar credits were taken in 2022 and interest expense of $63.0 million as refinanced debt was consolidated under Corporate and Other for better risk management.
Pipeline Transportation segment adjusted EBITDA increased by $187.4 million, or NM, to $269.2 million for the year ended December 31, 2022, compared to $81.9 million for the same period in 2021. The increase was driven by investments in GCX and Shin Oak and a 100% increase in the Company’s investment in PHP, which were all acquired through the Transaction in February 2022. During the year ended December 31, 2021, the Company only held a 26.67% interest in PHP.

Capital Resources and Liquidity
The Company’s primary use of capital since inception has been for the initial construction of gathering and processing assets, as well as the acquisition of the EMI pipelines and associated subsequent construction costs. For 2022, the Company’s primary capital spending requirements were related to the PHP expansion project, integration by pipeline of the Alpine High gathering system with the legacy BCP system, certain integration-related synergies including the relocation of compression units and treating assets to the legacy BCP processing plants, the Company’s contractual debt obligation, the Company’s payment of quarterly cash dividends on its Class A Common Stock and distributions on Common Units as may be declared by the Board and cash payment upon redemption of all remaining mandatorily redeemable Preferred Units.
For 2023, the Company’s primary capital spending requirements are related to the PHP expansion project and other budgeted capital expenditures for construction of gathering and processing assets and the Company’s contractual debt obligations. The Company will continue to have Apache, Blackstone and I Squared reinvest 100% of their 2023 distribution and dividends into shares of our Class A Common Stock. In addition, the Board has approved a share repurchase program (“Repurchase Program”) authorizing discretionary purchases of the Company’s Class A Common Stock up to $100 million in aggregate.

During the year ended December 31, 2022, the Company’s primary sources of cash were distributions from the EMI pipelines, borrowings under the Term Loan and Revolving Credit Facility, proceeds from the offering of the Notes, and cash generated from operations. Based on the Company’s current financial plan and related assumptions, including the Reinvestment Agreement and Class A Common Stock Repurchase Program, the Company believes that cash from operations and distributions from the EMI pipelines will generate cash flows in excess of capital expenditures and the amount required to fund the Company’s planned quarterly dividend over the next 12 months. Additionally, the Company has locked in the floating base rate, see more information of floating base rate on its Term Loan through April 2023 to reduce short-term interest rate risk. See more information regarding the floating base rate in Note 8—Debt and Financing Costs in the Notes to our Consolidated Financial Statements in this Annual Report Form 10-K. Further, the Company entered into an interest rate swap with a $1.00 billion notional that is effective from May 1, 2023 through May 31, 2025 swapping floating SOFR for a fixed swap rate of 4.46%.
Comprehensive Refinancing

On June 8, 2022, the Partnership completed the private placement of $1.00 billion aggregate principal amount of the Notes, which are fully and unconditionally guaranteed by the Company. The Notes are issued under our Sustainability-Linked Financing Framework and include sustainability-linked features. In addition, the Partnership entered into a new Revolving Credit Agreement, which provides for a $1.25 billion senior unsecured Revolving Credit Facility maturing on June 8, 2027, and a new term loan agreement, which provides for a $2.00 billion senior unsecured Term Loan Credit Facility maturing on June 8, 2025. Proceeds from the Notes and the Term Loan Credit Facility were used to repay all outstanding borrowings under our existing credit facilities and to pay fees and expenses related to the offering. Refer to Note 8 — Debt and Financing Costs in the Notes to our Consolidated Financial Statements in this Form 10-K for further information.
Capital Requirements and Expenditures
Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational regulations. During the year ended December 31, 2022 and 2021, capital spending for property, plant and equipment totaled $206.2 million, which included the Brandywine NGL Pipeline acquisition, and $78.0 million, respectively and intangible assets purchases of $15.4 million and $4.7 million, respectively. Management believes its existing gathering, processing, and transmission infrastructure capacity is capable of fulfilling its contracts to service its customers. During the year ended December 31, 2022, the Company contributed $78.2 million to one of its EMI pipelines, PHP, for the 2022 Capacity Expansion Project, compared to $20.5 million contributed to the same period of 2021. See Note 20—Segments in the Notes to the Consolidated Financial Statements in this Form 10-K for capital expenditure for each operating segment.
The Company estimates 2023 capital expenditures to be between $490 million and $540 million, which includes between $235 million and $265 million of Midstream Logistics capital and between $255 million and $275 million of Pipeline Transportation capital.
The Company anticipates its existing capital resources will be sufficient to fund the future capital expenditures for EMI pipelines and the Company’s existing infrastructure assets over the next 12 months. For further information on EMIs, refer to Note 7—Equity Method Investments in the Notes to our Consolidated Financial Statements in this Form 10-K.
Cash Flows
The following tables present cash flows from operating, investing, and financing activities during the periods presented:

	For The Year Ended December 31,
	2022	2021

	(In thousands)
Cash provided by operating activities	$613,006	$235,569
Cash used in investing activities	$(286,130)	$(99,621)
Cash used in financing activities	$(339,211)	$(136,810)

Operating Activities. Net cash provided by operating activities increased by $377.4 million for the year ended December 31, 2022 compared with the same period in 2021. The change in the operating cash flows reflected increases in net income including noncontrolling interests of $249.2 million, adjustments related to non-cash items of $79.0 million and cash provided by changes in working capital of $49.2 million. Period-to-period increase in non-cash adjustments was primarily driven by the new operations acquired through the Transaction, including three EMI pipelines and additional equity interests of the Company’s existing EMI pipeline, PHP, acquired through the Transaction. The increase was offset by derivative fair value adjustment recognized during 2022. Period-to-period changes in working capital was primarily related to fluctuations in trade receivables and accrued liabilities due to timing of collection and payments.
Investing Activities. Net cash used in investing activities increased by $186.5 million for the year ended December 31, 2022 compared with the same period in 2021. The increase was primarily driven by an increase in property, plant and equipment expenditure of $128.1 million, contributions made to the PHP expansion project of $57.6 million and intangible assets expenditure of $10.7 million. The increase in cash outflow was offset by an increase in cash inflow of $13.4 million acquired through the Transaction closed in February 2022.
Financing Activities. Net cash used in financing activities increased by $202.4 million for the year ended December 31, 2022 compared with the same period in 2021. The increase was primarily due to increases in cash outflow for redemption of noncontrolling interest Preferred Units of $461.5 million and redemption of mandatorily redeemable Preferred Units of $183.3 million, cash dividends paid to holders of Class A Common Stock of $39.3 million, cash distributions paid to holders of Preferred Units of $8.8 million and reduction of equity contribution receipt of $14.9 million. The increase in cash outflow was offset by net proceeds from long-term debt of net payments to the Company’s outstanding debts of $455.4 million and a reduction of cash distributions paid to holders of Class C Common Units of $50.0 million.
Dividend and Distribution Reinvestment Agreement

On February 22, 2022, the Company entered into a Dividend and Distribution Reinvestment Agreement (the “Reinvestment Agreement”) with certain stockholders including BCP Raptor Aggregator, LP, BX Permian Pipeline Aggregator, LP, Buzzard Midstream LLC, APA Corporation Apache Midstream LLC, and certain individuals (each, a “Reinvestment Holder”). Under the Reinvestment Agreement, each Reinvestment Holder is obligated to reinvest at least 20% of all distributions on Common Units or dividends on shares of Class A Common Stock in the Company’s Class A Common Stock. Additionally, the Audit Committee resolved that for the calendar year 2022, 100% of all distributions or dividends received by each Reinvestment Holder would be reinvested in shares of Class A Common Stock. The Audit Committee approved a similar determination for 2023. In addition, the Board approved the Repurchase Program in February 2023 authorizing discretionary purchase of the Company’s Class A Common Stock up to $100 million in aggregate. Shares acquired under the Repurchase Program are expected to be reissued under the Company’s reinvestment plan, pursuant to the Reinvestment Agreement.
During 2022, the Company made cash dividend payments of $40.5 million to holders of Class A Common Stock and Common Units and $263.3 million was reinvested in shares of Class A Common Stock by each Reinvestment Holder.
Stock Split
On May 19, 2022, the Company announced the Stock Split with respect to its Class A Common Stock and Class C Common Stock in the form of a stock dividend. The Stock Split was accomplished by distributing one additional share of Class A Common Stock for each share of Class A Common Stock outstanding and one additional share of Class C Common Stock for each share of Class C Common Stock outstanding. The additional shares of Common Stock were issued on June 8, 2022 to holders of record at the close of business on May 31, 2022.
Dividend
On January 17, 2023, the Company declared a cash dividend of $0.75 per share on the Company’s Class A Common Stock and a distribution of $0.75 per Common Unit from the Partnership to the holders of Common Units. Dividends are payable on February 16, 2023. Certain holders of Class A Common Stock and Class C Common Stock will receive a cash dividend with the balance receiving additional shares of Class A Common Stock under the Reinvestment Agreement.
Series A Cumulative Redeemable Preferred Units
The Company issued Preferred Units on June 12, 2019. Because the Transaction was accounted for as a reverse merger, certain Preferred Units that were issued and outstanding were assumed at Closing for accounting purposes. The Company assumed 525,000 Preferred Units as well as 29,983 paid-in-kind (“PIK”) Preferred Units immediately after the Closing.

Since the Closing, the Company redeemed all outstanding Preferred Units and PIK units for an aggregate redemption price of $644.8 million. The Company recognized a gain of $9.6 million on redemption of the mandatorily redeemable Preferred Units and excess of carrying amount over redemption price of $109.5 million on redemption of the redeemable noncontrolling interest Preferred Units. Refer to Note 12—Series A Cumulative Redeemable Preferred Units in the Notes to our Consolidated Financial Statements in this Form 10-K.
Liquidity
The following table presents a summary of the Company’s key financial indicators at the dates presented:

	December 31, 2022	December 31, 2021

	(In thousands)
Cash and cash equivalents	$6,394	$18,729
Total debt, net of unamortized deferred financing cost	$3,368,510	$2,307,702
Available committed borrowing capacity	$855,000	$133,000
Cash and cash equivalents
At December 31, 2022 and 2021, the Company had $6.4 million and $18.7 million, respectively, in cash and cash equivalents.
Total Debt and Available credit facilities
There is no assurance that the financial condition of banks with lending commitments to the Company will not deteriorate. The Company closely monitors the ratings of the banks in the Company’s bank group. Having a large bank group allows the Company to mitigate the potential impact of any bank’s failure to honor its lending commitment.

Off-Balance Sheet Arrangements
As of December 31, 2022, there were no off-balance sheet arrangements.

Contractual Obligations
We have contractual obligations for principal and interest payments on our term loan credit facility. See Note 8—Debt and Financing Costs in the Notes to our Consolidated Financial Statements in this Form 10-K.
Under certain clauses of our transportation services agreements with third party pipelines to transport natural gas and NGLs, if we fail to ship a minimum throughput volume, then we will pay certain deficiency payments for transportation based on the volume shortfall up to the MVC amount.
For additional information regarding the Company’s obligations, please see Note 8—Debt and Financing Costs, and Note 18—Commitments and Contingencies in the Notes to the Consolidated Financial Statements in this Form 10-K.

Critical Accounting Policies and Estimates
Our significant accounting policies are described in Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 2—Summary of Significant Accounting Policies of this Annual Report on Form 10-K.
The Company prepares its financial statements and the accompanying notes in conformity with GAAP, which require management to make estimates and assumptions about future events that affect the reported amounts in the financial statements and the accompanying notes. We consider our critical accounting estimates to be those that require difficult, complex, or subjective judgment necessary in accounting for inherently uncertain matters and those that could significantly influence our financial results based on changes in those judgments. Critical accounting estimates cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. Management routinely discusses the development, selection, and disclosure of the following critical accounting estimates.

Business Combination
For acquired businesses, we recognize the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their estimated fair values on the date of acquisition with any excess purchase price over the fair value of net assets acquired is recorded to goodwill. Determining the fair value of these items requires management’s judgment and/or the utilization of independent valuation specialists and involves the use of significant estimates and assumptions. The judgments made in the determination of the estimated fair value assigned to the assets acquired, the liabilities assumed and any noncontrolling interest in the investee, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, such as through depreciation and amortization expense. See Note 3—Business Combination in our Notes to the Consolidated Financial Statements in this Annual Report Form 10-K for more information regarding our valuation approach.
Impairment of Long-lived Assets
Long-lived assets used in operations are evaluated for potential impairment when events or changes in circumstances indicate a possible significant deterioration in future cash flows expected to be generated by an asset group. Individual assets are grouped for impairment purposes based on a judgmental assessment of the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. If there is an indication that the carrying amount of an asset may not be recovered, the asset is assessed for impairment through an established process in which changes to significant assumptions such as service prices, throughput volumes, future development plans and fluctuation of commodity pricing are reviewed. If, upon review, the sum of the undiscounted pre-tax cash flows is less than the carrying value of the asset group, the carrying value is written down to an estimated fair value. Such fair value is generally determined by discounting anticipated future net cash flows, an income valuation approach, or by a market-based valuation approach, which are Level 3 fair value measurements. The estimates and assumptions can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. An estimate of the sensitivity to changes in underlying assumptions of a fair value calculation is not practicable, given the numerous assumptions that can materially affect our estimates.
Equity Method Investment
We evaluate our equity method investments for impairment when events or circumstances indicate that the carrying value of the equity method investment may be impaired and that impairment is other than temporary. If an event occurs, we evaluate the recoverability of our carrying value based on the fair value of the investment. If an impairment is indicated, we adjust the carrying values of the investment downward, if necessary, to their estimated fair values.

We estimate the fair value of our equity method investments based on a number of factors, including discount rates, projected cash flows, and enterprise value. Estimating projected cash flows requires us to make certain assumptions as it relates to the future operating performance of each of our equity method investments (which includes assumptions, among others, about estimating future operating margins and related future growth in those margins, contracting efforts and the cost and timing of facility expansions) and assumptions related to our equity method investments, such as their future capital and operating plans and their financial condition.
Derivatives and Hedging Activities
All our derivative contracts are recorded at estimated fair value. We utilize published prices, broker quotes, and estimates of market prices to estimate the fair value of these contracts; however, actual amounts could vary materially from estimated fair values as a result of changes in market prices. In addition, changes in the methods used to determine the fair value of these contracts could have a material effect on our results of operations. We do not anticipate future changes in the methods used to determine the fair value of these derivative contracts.

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
Commodity Price Risk
The results of the Company’s operations may be affected by the market prices of oil and natural gas. A portion of the Company’s revenue is directly tied to local crude, natural gas, NGLs and condensate prices in the Permian Basin. Fluctuations in commodity prices also impact operating cost elements both directly and indirectly. For example, commodity prices directly impact costs such as power and fuel, which are expenses that increase or decrease in line with changes in commodity prices. Commodity prices also affect industry activity and demand, thus indirectly impacting the cost of items such as labor and equipment rentals. Management regularly reviews the Company’s potential exposure to commodity price risk and may periodically enter into financial or physical arrangements intended to mitigate potential volatility. Refer to Note 14—Derivative and Hedging Activities in the Notes to our Consolidated Financial Statements in this Form 10-K for additional discussion regarding our hedging strategies and objectives, including certain commodity hedges entered into during the fourth quarter of 2022.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2022, the Company had interest bearing debt, net of deferred financing costs, with principal amount of $3.37 billion. The interest rate for the revolving and term loan credit facilities is variable, which exposes the Company to the risk of increased interest expense in the event of increases of short-term interest rates. Accordingly, results of operations, cash flows, financial condition, and the ability to make cash distributions could be adversely affected by significant increases in interest rates. If interest rates increase by 10.0%, the Company’s consolidated interest expense would have increased by approximately $63.4 million for the year ended December 31, 2022 on a pro forma basis giving effect to the Company’s comprehensive sustainability-linked refinancing completed at the beginning of the second quarter of 2022. To manage its exposure to interest rate movements, in November 2022, the Company entered into an interest rate swap with a notional amount of $1.00 billion at a fixed rate of 4.46% that is effective from May 1, 2023 to May 31, 2025. Refer to Note 14—Derivative and Hedging Activities in the Notes to our Consolidated Financial Statements in this Form 10-K for additional discussion regarding our hedging strategies and objectives. The Company also expects to realize 0.05% reductions to the effective interest rates of both the revolving credit facility and the term loan credit facility during 2023 in relation to sustainability adjustment features embedded in these facilities. The rate reductions are dependent upon the Company meeting certain sustainability targets after 2022, which are currently subject to the completion of certain attestation procedures.
Credit Risk
The Company is subject to credit risk resulting from nonpayment or nonperformance by, or the insolvency or liquidation of third-party customers. Any increase in the nonpayment and nonperformance by, or the insolvency or liquidation of, the Company’s customers could adversely affect the Company’s results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary financial information required to be filed under this Item 8 are presented in page F-1 through F-43 in Part IV, Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

The Company’s Chief Executive Officer, President, Chief Financial Officer and Director, in his capacity as principal executive officer, and the Company’s Executive Vice President, Chief Accounting and Chief Administrative Officer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)) as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Management’s Annual Report on Internal Control Over Financial Reporting
The Management’s Report on Internal Control Over Financial Reporting is included on page F-1 in Part IV, Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference. Management concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm. See Attestation Report of Independent Registered Public Accounting Firm under Part II, Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, except as described in this Item 9A. As of December 31, 2022, the company is required to file a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued our audit report. See the Report of Management on Internal Control of Financial Reporting and the Report of Independent Registered Public Accounting Firm beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION
Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934

Pursuant to Section 13(r) of the Exchange Act, we may be required to disclose in our annual and quarterly reports to the SEC whether we or any of our “affiliates” knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by US economic sanctions. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Because the SEC defines the term “affiliate” broadly, it includes any entity under common “control” with us (and the term “control” is also construed broadly by the SEC).

The description of the activities below has been provided to us by Blackstone Inc. (“BX”), affiliates of which: (i) beneficially own more than 10% of our outstanding common stock and are members of our board of directors, and (ii) hold a minority non-controlling interest in Atlantia S.p.A. Atlantia S.p.A. may therefore be deemed to be under common “control” with us; however, this statement is not meant to be an admission that common control exists.

The disclosure below relates solely to activities conducted by Atlantia S.p.A. The disclosure does not relate to any activities conducted by us or by BX and does not involve our or BX’s management. Neither we nor BX has had any involvement in or control over the disclosed activities, and neither we nor BX has independently verified or participated in the preparation of the disclosure. Neither we nor BX is representing as to the accuracy or completeness of the disclosure nor do we or BX undertake any obligation to correct or update it.

We understand that BX disclosed the following in its annual report on Form 10-K, filed with the SEC on February 24, 2023:

Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934. Funds affiliated with BX first invested in Atlantia S.p.A. on November 18, 2022 in connection with the voluntary public tender offer by Schema Alfa S.p.A. for all of the shares of Atlantia S.p.A., pursuant to which such funds obtained a minority non-controlling interest in Atlantia S.p.A. Atlantia S.p.A. owns and controls Aeroporti di Roma S.p.A. (“ADR”), an operator of airports in Italy including Leonardo da Vinci-Fiumicino Airport. Iran Air has historically operated periodic flights to and from Leonardo da Vinci-Fiumicino Airport as authorized, from time to time, by an aviation-related bilateral agreement between Italy and Iran, scheduled in compliance with European Regulation 95/93, and approved by the Italian Civil Aviation Authority. ADR, as airport operator, is under a mandatory obligation to provide airport services to all air carriers (including Iran Air) authorized by the applicable Italian authority. The relevant turnover attributable to these activities (whose consideration is calculated on the basis of general tariffs determined by such independent Italian authority) in the quarter ended December 31, 2022 was less than €30,000. Atlantia S.p.A. does not track profits specifically attributable to these activities.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the captions “Election of Directors” and “Information About Our Executive Officers” in the proxy statement relating to the Company’s 2023 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed no later than 120 days after December 31, 2022, is incorporated herein by reference.
Code of Ethics
The Company is required to adopt a code of conduct for its directors, officers, and employees. The Board has adopted the Code of Business Conduct and Ethics (the “Code of Ethics”), which was recently revised in November 2022. The Code of Ethics also meets the requirements of a code of ethics under Item 406 of Regulation S-K. One can access the Company’s Code of Ethics on the Investor - Governance page of the Company’s website at www.kinetik.com. Any stockholder who so requests may obtain a printed copy of the Code of Ethics without charge by submitting a request to the Company’s corporate secretary at the address on the cover of this Annual Report on Form 10-K. Changes in and waivers to the Code of Ethics for the Company’s directors, chief executive officer, and certain senior financial officers will be posted on the Company’s website within four business days and maintained for at least 12 months. Information on the Company’s website or any other website is not incorporated by reference into, and does not constitute a part of, this Annual Report on Form 10-K.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See Note 19—Related Party Transactions of the Company’s consolidated financial statements, under Item 8 above, for information regarding related party transactions. The information set forth under the captions “Certain Business Relationships and Transactions” and “Director Independence” in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information set forth under the caption “Ratification of the Appointment of Independent Auditor” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)Documents included in this Annual Report on Form 10-K:

1.	Financial Statements

2.	Financial Statement Schedules
Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company’s financial statements and related notes.
Pursuant to Rule 3-09 of Regulation S-X, the audited financial statements of Permian Highway Pipeline LLC, which is an equity method investment of the Company, is included in this Annual Report on Form 10-K as Exhibits 99.1

3.	Exhibits

EXHIBIT NO.		DESCRIPTION
2.1***	–
Contribution Agreement, dated October 21, 2021, by and among Altus Midstream Company, Altus Midstream LP, New BCP Raptor Holdco, LLC, and BCP Raptor Holdco, LP (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 21, 2021).

3.1	–	Third Amended and Restated Certificate of Incorporation of Kinetik Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2022).
3.2	–	Amended and Restated Bylaws of Kinetik Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 22, 2022).
4.1	–
Amended and Restated Stockholders Agreement, dated October 21, 2021, by and among APA Corporation, Apache Midstream LLC, Altus Midstream Company, New BCP Raptor Holdco, LLC, Raptor Aggregator, LP, BX Permian Pipeline Aggregator, LP, Buzzard Midstream LLC, and BCP Raptor Holdco, LP. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2022).

4.2	–
Second Amended and Restated Registration Rights Agreement, dated February 22, 2022, by and among Altus Midstream Company, Apache Midstream LLC, Raptor Aggregator, LP, BX Permian Pipeline Aggregator, LP, Buzzard Midstream LLC and the other holders party thereto. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 22, 2022).

4.3	–
Indenture, dated June 8, 2022, by and among Kinetik Holdings Inc., Kinetik Holdings LP, as issuer. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2022).

4.4	–	Form of 5.875% Sustainability-Linked Senior Notes (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 14, 2022).
10.1	–
Third Amended and Restated Agreement of Limited Partnership of Altus Midstream LP, dated as of October 22, 2021. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2022).

10.2†	–
Altus Midstream Company Restricted Stock Units Plan, dated December 31, 2018 (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for year ended December 31, 2018, SEC File No. 001-38048).

10.3†	–
Form of Director Grant Agreement, dated December 17, 2018 (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, SEC File No. 001-38048).

10.4†	–
Altus Midstream Company 2019 Omnibus Compensation Plan, dated February 12, 2019, effective May 30, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 31, 2019, SEC File No. 001-38048).

10.5†	–
Altus Midstream Company Deferred Delivery Plan, dated May 30, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 31, 2019, SEC File No. 001-38048).

10.6†	–
Kinetik Holdings Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, SEC File No. 001-38048).

10.7†	–	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, SEC File No. 001-38048).
10.8†	–	Form of Stock Award Grant Letter (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, SEC File No. 001-38048).
10.9†	–
Form of Restricted Stock Unit Agreement (Directors) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, SEC File No. 001-38048).

10.10†	–	Form of Deferred Stock Unit Agreement (Directors) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report for the quarter ended June 30, 2022, SEC File No. 001-38048).
10.11	–
Dividend and Distribution Reinvestment Agreement, dated February 22, 2022, by and among Altus Midstream Company, Altus Midstream LP, APA Corporation, Apache Midstream LLC, Buzzard Midstream LLC, Raptor Aggregator, LP, BX Permian Pipeline Aggregator, LP and each of the other parties set forth on the signature pages thereto. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 22, 2022).

21.1*	–	Subsidiaries of the Company.
23.1*	–	Consent of KPMG LLP.
23.2*	–	Consent of BDO USA, LLP relating to the financial statements of Permian Highway Pipeline LLC.
31.1*	–	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	–	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	–	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	–	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.
99.1*	–	Permian Highway Pipeline LLC audited financial statements as of December 31, 2022.
101*	–
The following financial statements from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Equity and Noncontrolling Interests and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH*	–	Inline XBRL Taxonomy Schema Document.
101.CAL*	–	Inline XBRL Calculation Linkbase Document.
101.DEF*	–	Inline XBRL Definition Linkbase Document.
101.LAB*	–	Inline XBRL Label Linkbase Document.
101.PRE*	–	Inline XBRL Presentation Linkbase Document.
104*		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
** Furnished herewith
*** Schedules and exhibits to this Exhibit have been omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
† Management contracts or compensatory plans or arrangements required pursuant to Item 15 hereof.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINETIK HOLDINGS INC.

Dated:	March 7, 2023	/s/ Jamie Welch
Jamie Welch
Chief Executive Officer, President, Chief Financial Officer and Director
(Principal Executive Officer)

Dated:	March 7, 2023	/s/ Steven Stellato
Steven Stellato
Executive Vice President, Chief Accounting and Chief Administrative Officer
(Principal Financial Officer)

POWER OF ATTORNEY
The officers and directors of Kinetik Holdings Inc., whose signatures appear below, hereby constitute and appoint each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this report and each of the undersigned does hereby ratify and confirm all that said attorneys shall do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jamie Welch	Chief Executive Officer, President, Chief Financial Officer and Director	March 7, 2023
/s/ Steven Stellato	Executive Vice President, Chief Accounting and Chief Administrative Officer	March 7, 2023
/s/ David Foley	Chair	March 7, 2023
/s/ John Paul Munfa	Director	March 7, 2023
/s/ Elizabeth Cordia	Director	March 7, 2023
/s/ Ronald Scweizer	Director	March 7, 2023
/s/ Joseph Payne	Director	March 7, 2023
/s/ Ben Rogers	Director	March 7, 2023
/s/ Laura Sugg	Director	March 7, 2023
/s/ Kevin McCarhty	Director	March 7, 2023
/s/ Mark Leland	Director	March 7, 2023
/s/ Deborah Byers	Director	March 7, 2023

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Kinetik Holdings Inc. (the “Company”) is responsible for the preparation and integrity of the consolidated financial statements appearing in this Annual Report on Form 10-K. The financial statements were prepared in conformity with accounting principles generally accepted in the United States and include amounts that are based on management’s best estimates and judgments.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2022.
The Company’s independent auditors, KPMG, a registered public accounting firm, are appointed by the Audit Committee of the Company’s board of directors. KPMG has audited and reported on the consolidated financial statements of Kinetik Holdings Inc. and its subsidiaries. The reports of the independent auditors follows this report on page F-2 through F-5.

/s/ Jamie Welch
Jamie Welch
Chief Executive Officer, President, Chief Financial Officer and Director
(Principal Executive Officer)

/s/ Steven Stellato
Steven Stellato
Executive Vice President, Chief Accounting and Chief Administrative Officer
(Principal Financial Officer)

/s/ Jake Loden
Jake Loden
Vice President Controller

Houston, Texas
March 7, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Kinetik Holdings Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kinetik Holdings Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in equity and noncontrolling interests, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of impairment indicators for long-lived assets
As discussed in Note 2 to the consolidated financial statements, the Company assesses property, plant, and equipment, net and intangible assets, net (collectively, long-lived assets) for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairments exist when the carrying value of a long-lived asset exceeds the total estimated undiscounted net cash flows from the future use and eventual disposition of the asset. The carrying value of property, plant, and equipment, net and intangible assets, net as of December 31, 2022 was $2.5 billion and $695.4 million, respectively.

We identified the evaluation of impairment indicators for long-lived assets as a critical audit matter. Evaluating the Company’s judgments in determining whether events or changes in circumstances indicate carrying values may not be recoverable required a higher degree of subjective auditor judgment. Sustained decreases in pricing or throughput volumes and significant increases in competition or operating costs could significantly affect the recoverability of the long-lived assets, and the evaluation of these factors required a higher degree of auditor judgment.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to evaluate triggering events related to the impairment of long-lived assets. We assessed the Company’s identification of potential impairment indicators by evaluating the Company’s assessment of the factors identified.
Specifically, we:

•read publicly available information to evaluate the performance of industry peers, commodity price trends, and overall macro-economic conditions

•analyzed the financial results for the current period compared to historical results for long-lived assets to determine if there were significant degradations in the related cash flows

•compared the remaining useful lives of the long-lived assets to the period of time required to recover the carrying value of the assets based on historical cash flows

•read publicly available information for the industry, peers, and customers to determine whether a potential impairment indicator was not considered in management’s analysis.

Fair value of certain acquired equity method investments
As discussed in Notes 3 and 7 to the consolidated financial statements, on February 22, 2022, BCP Raptor Holdco, LP (BCP) completed a reverse merger with Altus Midstream Company (a publicly traded entity) (Altus) and Altus Midstream LP (consolidated subsidiary of Altus). As a result of the transaction, BCP applied the acquisition method of accounting. The acquired assets included equity method investments of $1.8 billion. BCP used an income approach, through a discounted cash flow method, and market approach, through a guideline public company method, to estimate the initial fair value of the acquired equity method investments.
We identified the evaluation of the fair value of Permian Highway Pipeline LLC and Gulf Coast Express Pipeline LLC equity method investments as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the weighting of the income and market approaches. The weighting applied to those selected methods could have a significant effect on the determination of the initial fair value. Additionally, the audit effort associated with evaluating the fair value of certain acquired equity method investments required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including a control related to the weighting of the methods used to estimate the initial fair value of the acquired equity method investments. We performed sensitivity analyses over the weighting of the methods to assess the impact on the Company’s determination of initial fair value.
In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the fair value of certain acquired equity method investments by reviewing:

•the selection of the discounted cash flow method

•the selection of the guideline public company method

•weighting to be applied to those methods to determine the fair value of the equity method investments by comparing to expectations based on similar transactions.

Fair value of assumed preferred units and associated embedded derivative
As discussed in Notes 3 and 12 to the consolidated financial statements, on February 22, 2022, BCP completed a reverse merger with Altus. As a result of the transaction, BCP applied the acquisition method of accounting, which included recording the noncontrolling interest at fair value. The noncontrolling interest included $462.7 million of preferred units along with an $89.1 million associated liability for an embedded derivative. BCP used a stochastic interest rate model, specifically the Black–Karasinski model (an income approach), to estimate the initial fair values of the preferred units and associated embedded derivative.
We identified the evaluation of the method the Company used to determine the initial fair value of the preferred units and associated embedded derivative assumed in the reverse merger with Altus as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the method used by the Company because the selection of the method could have a significant effect on the determination of the initial fair value. Additionally, the audit effort associated with evaluating the valuation method required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including a control related to the selection of the method used to determine the fair value of the preferred units and associated embedded derivative. We read the Contribution Agreement and Preferred Unit Purchase Agreement to understand the nature, contractual terms and embedded features of the preferred units. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating whether the method used was reasonable and consistent with valuation practice given the characteristics of the preferred units and associated embedded derivative being measured.

/s/ KPMG LLP
We have served as the Company’s auditor since 2017.
Houston, Texas
March 7, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Kinetik Holdings Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Kinetik Holdings Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in equity and noncontrolling interests, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 7, 2023 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Houston, Texas
March 7, 2023

KINETIK HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2022	2021	2020

	(In thousands, except per share data)
Operating revenues:
Service revenue	$393,954	$272,677	$272,829
Product revenue	806,353	385,622	135,330
Other revenue	13,183	3,745	2,017
Total operating revenues(1)	1,213,490	662,044	410,176
Operating costs and expenses:
Costs of sales (exclusive of depreciation and amortization shown separately below)(2)	541,518	233,619	65,053
Operating expenses	137,289	90,894	93,704
Ad valorem taxes	16,970	11,512	10,985
General and administrative expenses	94,268	28,588	22,917
Depreciation and amortization expenses	260,345	243,558	223,763
Loss on disposal of assets	12,611	382	3,454
Goodwill impairment	—	—	1,010,773
Total operating costs and expenses	1,063,001	608,553	1,430,649
Operating income	150,489	53,491	(1,020,473)
Other income (expense):
Interest and other income	489	4,143	608
Gain on redemption of mandatorily redeemable Preferred Units	9,580	—	—
Gain (loss) on debt extinguishment	(27,975)	4	868
Gain on embedded derivative	89,050	—	—
Interest expense	(149,252)	(117,365)	(135,516)
Equity in earnings (losses) of unconsolidated affiliates	180,956	63,074	(308)
Total other income (expense), net	102,848	(50,144)	(134,348)
Income (loss) before income taxes	253,337	3,347	(1,154,821)
Income tax expense	2,616	1,865	968
Net income (loss) including noncontrolling interest	250,721	1,482	(1,155,789)
Net income attributable to Preferred Unit limited partners	115,203	—	—
Net income (loss) attributable to common shareholders	135,518	1,482	(1,155,789)
Net income (loss) attributable to Common Unit limited partners	94,783	1,482	(1,155,789)
Net income attributable to Class A Common Stock Shareholders	$40,735	$—	$—

Net income attributable to Class A Common Shareholders per share
Basic	$1.48	$—	$—
Diluted	$1.48	$—	$—

Weighted-average shares(3)
Basic	41,326	—	—
Diluted	41,361	—	—
(1)Includes amounts of $107.7 million, $7.3 million, and $13.3 million associated with related parties for the years ended December 31, 2022, 2021, and 2020, respectively. Refer to Note 19—Related Party Transactions in the Notes to our Consolidated Financial Statements in this Form 10-K for further information.
(2)Includes amounts of $39.3 million, $62.9 million, and $37.1 million associated with related parties for the years ended December 31, 2022, 2021, and 2020, respectively. Refer to Note 19—Related Party Transactions in the Notes to our Consolidated Financial Statements in this Form 10-K for further information.
(3)Share and per share amounts have been retrospectively restated to reflect the Company’s reverse stock split, which was effected June 8, 2022. Refer to Note—11 Equity and Warrants in the Notes to our Consolidated Financial Statements in this Form 10-K for further information.
The accompanying notes to consolidated financial statements are an integral part of this statement.

KINETIK HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

	(In thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,394	$18,729
Accounts receivable, net of allowance for credit losses of $1,000 in 2022 and 2021(1)	204,036	178,107
Derivative assets	6,963	—
Prepaid and other current assets	24,474	20,683
	241,867	217,519
NONCURRENT ASSETS:
Property, plant and equipment, net	2,535,212	1,839,279
Intangible assets, net	695,389	786,049
Operating lease right-of-use assets	28,551	61,562
Deferred charges and other assets	32,275	22,320
Investment in unconsolidated affiliate	2,381,340	626,477
Goodwill	5,077	—
	5,677,844	3,335,687
Total assets	$5,919,711	$3,553,206
LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,899	$12,220
Accrued expenses	173,914	135,643
Derivative liabilities	5,718	2,667
Current portion of operating lease liabilities	22,810	31,776
Current portion of long-term debt, net	—	54,280
Other current liabilities	7,487	4,339
	227,828	240,925
NONCURRENT LIABILITIES
Long term debt, net	3,368,510	2,253,422
Contract liabilities	22,693	11,674
Operating lease liabilities	6,023	29,889
Derivative liabilities	8,328	200
Other liabilities	2,677	2,219
Contingent liabilities	—	839
Deferred tax liabilities	11,018	7,190
	3,419,249	2,305,433
Total liabilities	3,647,077	2,546,358
COMMITMENTS AND CONTINGENCIES (Note 18)
Redeemable noncontrolling interest — Common Unit limited partners	3,112,409	1,006,838
EQUITY:
Class A Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 45,679,447 and nil shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively(2)	5	—
Class C Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 94,270,000 and 100,000,000 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively(2)	9	10
Additional paid-in capital	118,840	—
Accumulated deficit	(958,629)	—
Total equity	(839,775)	10
Total liabilities, noncontrolling interests, and equity	$5,919,711	$3,553,206
(1)Includes amounts of $17.6 million and nil associated with related parties as of December 31, 2022 and 2021, respectively. Refer to Note 19—Related Party Transactions in the Notes to our Consolidated Financial Statements in this Form 10-K for further information.
(2)Share amounts have been retrospectively restated to reflect the Company’s reverse stock split, which was effected June 8, 2022. Refer to Note 11—Equity and Warrants in the Notes to our Consolidated Financial Statements in this Form 10-K for further information.
The accompanying notes to consolidated financial statements are an integral part of this statement.

KINETIK HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2022	2021	2020

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interests	$250,721	$1,482	$(1,155,789)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	260,345	243,558	223,763
Amortization of deferred financing costs	9,569	13,369	11,917
Amortization of contract costs	1,807	1,792	1,805
Contingent liabilities remeasurement	(839)	(661)	(2,668)
Distributions from unconsolidated affiliate	256,764	68,335	—
Derivatives settlement	10,667	(19,422)	(7,810)
Derivative fair value adjustment	(95,501)	12,482	17,311
Warrants fair value adjustment	(133)	—	—
Gain on redemption of mandatorily redeemable Preferred Units	(9,580)	—	—
Loss on disposal of assets	12,611	382	3,454
Equity in (earnings) losses from unconsolidated affiliates	(180,956)	(63,074)	308
Loss (gain) on debt extinguishment	27,975	(4)	(868)
Share-based compensation	42,780	—	—
Deferred income taxes	2,094	1,865	968
Goodwill impairment	—	—	1,010,773
Changes in operating assets and liabilities:
Accounts receivable	(8,329)	(88,487)	(7,293)
Other assets	(4,242)	(11,476)	(6,561)
Accounts payable	(1,598)	(2,721)	4,228
Accrued liabilities	38,672	77,363	9,241
Operating leases	179	786	(683)
Net cash provided by operating activities	613,006	235,569	102,096
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment expenditures	(206,160)	(78,030)	(181,423)
Intangible assets expenditures	(15,419)	(4,682)	(17,631)
Investments in unconsolidated affiliate	(78,171)	(20,522)	(306,532)
Cash proceeds from disposals	219	3,613	—
Net cash acquired in acquisition	13,401	—	—
Net cash used in investing activities	(286,130)	(99,621)	(505,586)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	3,000,000	30,189	134,351
Principal payments on long-term debt	(2,294,130)	(96,548)	(25,862)
Payments on debt issuance cost	(37,009)	(3,152)	(576)
Proceeds from revolver	565,000	38,500	241,250
Payments on revolver	(879,000)	(69,500)	(178,000)
Redemption of mandatorily redeemable Preferred Units	(183,297)	—	—
Redemption of redeemable noncontrolling interest Preferred Units	(461,460)	—	—
Distributions paid to mandatorily redeemable Preferred Unit holders	(1,850)	—	—
Distributions paid to redeemable noncontrolling interest Preferred Unit limited partners	(6,937)	—	—
Cash dividends paid to Class A Common Stock shareholders	(39,298)	—	—
Consideration payable from acquisition	—	—	(79,304)
Distribution paid to Class C Common Unit limited partners	(1,230)	(51,189)	—
Equity contributions	—	14,890	280,915
Net cash (used in) provided by financing activities	(339,211)	(136,810)	372,774
Net change in cash	$(12,335)	$(862)	$(30,716)
CASH, BEGINNING OF PERIOD	$18,729	$19,591	$50,307
CASH, END OF PERIOD	$6,394	$18,729	$19,591
SUPPLEMENTAL SCHEDULE OF INVESTING AND FINANCING ACTIVITIES
Cash paid for interest, net of amounts capitalized	$120,270	$108,392	$104,678
Property and equipment and intangible accruals in accounts payable and accrued liabilities	$17,274	$8,527	$7,125
Lease assets obtained in exchange for lease liabilities	$7,059	$43,580	$16,991
Class A Common Stock issued through dividend and distribution reinvestment plan	$263,285	$—	$—

Fair value of ALTM assets acquired	$2,444,450	$—	$—
Class A Common Stock issued in exchange	1,013,745	—	—
ALTM liabilities and mezzanine equity assumed	$1,430,705	$—	$—
The accompanying notes to consolidated financial statements are an integral part of this statement.

KINETIK HOLDINGS INC.
STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS

	Redeemable Noncontrolling Interest — Preferred Unit Limited Partners(1)	Redeemable Noncontrolling Interest — Common Unit Limited Partner	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
			Shares(2)	Amount	Shares(2)	Amount

	(In thousands)		(In thousands)
Balance at December 31, 2019	$—	$1,916,530	—	$—	91,929	$9	$—	$—	$9
Contribution	—	280,914	—	—	9,269	1	—	—	1
Net loss	—	(1,155,789)	—	—	—	—	—	—	—
Balance at December 31, 2020	$—	$1,041,655	—	$—	101,198	$10	$—	$—	$10
Contribution	—	14,890	—	—	491	—	—	—	—
Distributions paid to Class Unit limited partners	—	(51,189)	—	—	(1,689)	—	—	—	—
Net income	—	1,482	—	—	—	—	—	—	—
Balance at December 31, 2021	$—	$1,006,838	—	$—	100,000	$10	$—	$—	$10
ALTM acquisition	462,717	—	32,493	3	—	—	1,013,742	—	1,013,745
Distributions paid to Preferred Unit limited partners	(6,937)	—	—	—	—	—	—	—	—
Redemption of Preferred Units	(461,460)	—	—	—	—	—	—	—	—
Redemption of Common Units	—	(179,323)	5,730	1	(5,730)	(1)	179,323	—	179,323
Excess of carrying amount over Preferred Units redemption price	(109,523)	76,623	—	—	—	—	—	32,900	32,900
Issuance of common stock through dividend and distribution reinvestment plan	—	—	7,452	1	—	—	263,284	—	263,285
Share-based compensation	—	—	4	—	—	—	42,780	—	42,780
Step up in tax basis for Common Unit conversion	—	—	—	—	—	—	297	—	297
Remeasurement of contingent consideration	—	—	—	—	—	—	4,451	—	4,451
Net income	115,203	94,783	—	—	—	—	—	40,735	40,735
Change in redemption value of noncontrolling interests	—	2,325,918	—	—	—	—	(1,385,037)	(940,881)	(2,325,918)
Distributions paid to Common Units limited partners	—	(212,430)	—	—	—	—	—	—	—
Cash dividends on Class A Common Stock ($2.25 per share)	—	—	—	—	—	—	—	(91,383)	(91,383)
Balance at December 31, 2022	$—	$3,112,409	45,679	$5	94,270	$9	$118,840	$(958,629)	$(839,775)
(1)Certain redemption features embedded within the Preferred Units require bifurcation and measurement at fair value. For further detail, refer to Note 12—Series A Cumulative Redeemable Preferred Units in the Notes to the Consolidated Financial Statements in this Form 10-K.
(2)Share amounts have been retrospectively restated to reflect the Company’s reverse stock split, which was effected June 8, 2022. Refer to Note 11—Equity and Warrants in the Notes to our Consolidated Financial Statements in this Form 10-K for further information.
The accompanying notes to consolidated financial statements are an integral part of this statement.

KINETIK HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
The Transaction
On February 22, 2022 (the “Closing Date”), Kinetik Holdings Inc., a Delaware corporation (formerly known as Altus Midstream Company), consummated the previously announced business combination transactions contemplated by the Contribution Agreement, dated as of October 21, 2021 (the “Contribution Agreement”), by and among the Company, Altus Midstream LP (now known as Kinetik Holdings LP), a Delaware limited partnership and subsidiary of Altus Midstream Company (the “Partnership”), New BCP Raptor Holdco, LLC, a Delaware limited liability company (“Contributor”), and BCP Raptor Holdco, LP, a Delaware limited partnership (“BCP”). The transactions contemplated by the Contribution Agreement are referred to herein as the “Transaction.”
Pursuant to the Contribution Agreement, in connection with the closing of the Transaction (the “Closing”), (i) Contributor contributed all of the equity interests of BCP and BCP Raptor Holdco GP, LLC, a Delaware limited liability company and the general partner of BCP (“BCP GP” and, together with BCP, the “Contributed Entities”), to the Partnership; and (ii) in exchange for such contribution, the Partnership transferred to Contributor 50,000,000 common units representing limited partner interests in the Partnership (“Common Units”) and 50,000,000 shares of the Company’s Class C Common Stock, par value $0.0001 per share (“Class C Common Stock”).
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
The Company completed a two-for-one Stock Split in the form of a stock dividend on June 8, 2022. All corresponding per-share and share amounts for periods prior to June 8, 2022 have been retrospectively restated elsewhere in this Form 10-K to reflect the two-for-one Stock Split. However, the number of Common Units and shares of Class C Common Stock described in this Form 10-K in relation to the Transaction are presented at pre-Stock-Split amounts to be consistent with our previous public filings and the terms of the Contribution Agreement.
In connection with the Closing, the Company changed its name from “Altus Midstream Company” (“ALTM”) to “Kinetik Holdings Inc.” Unless the context otherwise requires, “ALTM” refers to the registrant prior to the Closing and “we,” “us,” “our,” and the “Company” refer to Kinetik Holdings Inc., the registrant and its subsidiaries following the Closing.
Organization
BCP was formed on April 25, 2017 as a Delaware limited partnership to acquire and develop midstream oil and gas assets. BCP’s primary operating subsidiaries were EagleClaw Midstream Ventures, LLC (“EagleClaw”) and CR Permian Holdings, LLC (“CR Permian”). Both subsidiaries were formed to design, engineer, install, own and operate facilities and provide services for produced natural gas gathering, compression, processing, treating and dehydration, and condensate separation, stabilization, and storage, crude oil gathering and storage, water gathering and disposal assets.
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

On February 22, 2022, upon the Closing, BCP and its subsidiaries became wholly owned subsidiaries of the Partnership. The Transaction was accounted for as a reverse merger pursuant to ASC 805 Business Combination (“ASC 805”). Refer to Note 3—Business Combination in the Notes to our Consolidated Financial Statements for further information.
Nature of Operations
Through its consolidated subsidiaries, the Company provides comprehensive gathering, water disposal, transportation, compression, processing and treating services necessary to bring natural gas, natural gas liquids (“NGL” or “NGLs”) and crude oil to market. Additionally, the Company owns an NGL pipeline and equity interests in four separate Permian Basin pipeline entities that have access to various markets along the Texas Gulf Coast.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations have been made and are of a recurring nature unless otherwise disclosed herein. All intercompany balances and transactions have been eliminated in consolidation.
Prior to the Closing, the Company’s financial statements that were filed with the Securities and Exchange Commission (“SEC”) were derived from ALTM’s accounting records. As the Transaction was determined to be a reverse merger, BCP was considered the accounting acquirer and ALTM was the legal acquirer. The accompanying Consolidated Financial Statements herein include (1) BCP’s net assets carried at historical value, (2) BCP’s historical results of operations prior to the Transaction, (3) the ALTM’s net assets carried at fair value as of the Closing Date and (4) the combined results of operations with the Company’s results presented within the Consolidated Financial Statements from February 22, 2022 going forward. Refer to Note 3—Business Combination to our Consolidated Financial Statements in this Form 10-K for further information.
The Company completed a two-for-one Stock Split on June 8, 2022. All corresponding per-share and share amounts for periods prior to June 8, 2022 have been retrospectively restated in this Form 10-K to reflect the two-for-one Stock Split, except for the number of Common Units and shares of Class C Common Stock described above in relation to the Transaction, which are presented at pre-Stock-Split amounts. This presentation election is consistent with our previous public filings and the terms of the Contribution Agreement.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
Preparation of financial statements in conformity with GAAP and disclosure of contingent assets and liabilities requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates its estimates and assumptions on a regular basis. Actual results may differ from these estimates and assumptions used in preparation of its Consolidated Financial Statements, and changes in these estimates are recorded when known. Significant items subject to such estimates and assumptions include the valuation of enterprise value, assets acquired and liabilities assumed in a business combination, derivatives, tangible and intangible assets and impairment of long-lived assets and equity method investments.
Segment Information
The Company applies Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer is the CODM. The Company has determined it has two operating segments: (1) Midstream Logistics and (2) Pipeline Transportation.

Revenue Recognition
We provide gathering, processing, and disposal services and we sell commodities (including condensate, natural gas, and NGLs) under various contracts.
The Company recognizes revenue in accordance with the provisions of FASB Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”). We recognize revenues for services and products under revenue contracts as our obligations to perform services or deliver/sell products under the contracts are satisfied. A contract’s transaction price is allocated to each performance obligation in the contract and recognized as revenue when, or as, the performance obligation is satisfied. These contracts include:
a.Fee-based arrangements – Under fee-based contract arrangements, the Company provides gathering, processing and disposal services to producers and earns a net margin based on volumes. While transactions vary in form, the essential element of each transaction is the use of the Company’s assets to transport a product or provide a processed product to an end-user at the tailgate of the plant or pipeline. This revenue stream is generally directly related to the volume of water, natural gas, crude oil, NGLs, and condensate that flows through the Company’s systems and facilities and is not normally dependent on commodity prices. The Company primarily acts as an agent under these contracts selling the underlying commodities on behalf of the producer and remitting back to the producer the net proceeds. These such sales and remitted proceeds are presented net within revenue. However, in certain instances, the Company acts as the principal for processed residue gas and NGLs by purchasing them from the associated producer at the tailgate of the plant at index prices. This purchase and the associated 3rd party sale are presented gross within revenues and cost of sales.
b.Percent-of-proceeds arrangements – Under percentage-of-proceeds based contract arrangements, the Company will gather and process natural gas on behalf of producers and sell the outputs, including residue gas, NGLs and condensate at market prices. The Company remits an agreed-upon percentage of proceeds to the producer based on the market price received from 3rd parties or the index price defined in the contract. Under these arrangements, revenue is recognized net of the agreed-upon proceeds remitted to producers when the Company acts as an agent of the producer for the associated 3rd party sale. However, in certain instances the Company acts as the principal for processed residue gas and NGLs by purchasing these volumes from the associated producer at the tailgate of the plant at index prices. This purchase and the associated 3rd party sale are presented gross within revenues and cost of sales.
c.Percent-of-products arrangements – Under percent-of-products based contract arrangements, the Company will gather and process natural gas on behalf of producers. As partial compensation for services, the producer assigns to the Company, for no additional consideration, all right, title and interest to a set percentage, as defined in the contract, of the processed residue volumes. The Company recognizes the fair value of these products as revenue when the associated performance obligation has been met.
d.Product sales contracts – Under these contracts, we sell natural gas, NGLs or condensate to third parties. These sales are presented gross within revenues and cost of sales or net within revenues depending on whether the Company acts as the agent or the principal in the sale transaction as discussed above.
Our fee-based service contracts primarily have a single performance obligation to deliver a series of distinct goods or services that are substantially the same and have the same pattern of transfer to our producers. For performance obligations associated with these contracts, we recognize revenues over time utilizing the output method based on the actual volumes of products delivered/sold or services performed, because the single performance obligation is satisfied over time using the same performance measure of progress toward satisfaction of the performance obligation. The transaction price under our fee-based service contracts includes variable consideration that varies primarily based on actual volumes that are delivered under the contracts. Because the variable consideration specifically relates to our efforts to transfer the services and/or products under the contracts, we allocate the variable consideration entirely to the distinct service utilizing the allocation exception guidance under Topic 606, and accordingly recognize the variable consideration as revenues at the time the good or service is transferred to the producer.
We recognize revenues at a point in time for performance obligations associated with percent-of-proceeds contract elements, percent-of-products contract elements and product sale contracts, and these revenues are recognized because control of the underlying product is transferred to the customer or producer when the distinct good is provided to the customer or producer.

The evaluation of when performance obligations have been satisfied and the transaction price that is allocated to our performance obligations requires judgments and assumptions, including our evaluation of the timing of when control of the underlying good or service has transferred to our producers or customers. Actual results can vary from those judgments and assumptions.
Minimum Volume Commitments
The Company has certain agreements that provide for quarterly or annual minimum volume commitments (“MVCs”). Under these MVCs, our producers agree to ship and/or process a minimum volume of production on our gathering and processing systems or to pay a minimum monetary amount over certain periods during the term of the MVC. A producer must make a shortfall payment to us at the end of the contracted measurement period if its actual throughput volumes are less than its contractual MVC for that period. None of the Company’s MVC provisions allow for producers to make up past deficient volumes in a future period. However, certain MVC provisions allow producers to carryforward volumes delivered in excess of a current period MVC to future periods. The Company recognizes revenue associated with MVCs when a counterparty has not met the contractual MVC at the completion of the measurement period for the specific commitment or we determine that the counterparty cannot meet the contractual MVC by the end of the contracted measurement period.
Disaggregation of Revenue
The Company disaggregates revenue into categories that depict the nature, amount, and timing of revenue and cash flows based on differing economic risk profiles for each category. In concluding such disaggregation, the Company evaluated the nature of the products and services, consumer markets, sales terms, and sales channels which have similar characteristics such that the level of disaggregation provides an understanding of the Company’s business activities and historical performance. The level of disaggregation is evaluated annually and as appropriate for changes to the Company or its business, either from internal growth, acquisitions, divestitures, or otherwise. See Note 4—Revenue Recognition in the Notes to our Consolidated Financial Statements in this Form 10-K for further information.
Concentration Risk
All operations and efforts of the Company are focused in the oil and gas industry and are subject to the related risks of the industry. The Company’s assets are located in the Delaware Basin. Demand for the Company’s products and services may be influenced by various regional and global factors and may impact the value of the projects the Company is developing.
The Company’s concentration of customers may impact its overall business risk, either positively or negatively, in that these entities may be similarly affected by changes in the economy or other conditions. The Company’s operations involve a variety of counterparties, both investment grade and non-investment grade. The Company analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis within approved tolerances, with the primary focus on published credit ratings when available and inherent liquidity metrics to mitigate credit risk. Typically, through our customer contracts, the Company takes title to the rich gas and associated plant products (NGLs and residue gas). As such, the inherent risk with these types of contracts is mitigated as the Company receives funds for the disposition and sale of such products from downstream counterparties that are large investment grade entities and is able to deduct all fees owed to it by its customers and associated costs before remitting the balance of any funds back to the relevant customer. For those few counterparties’ that retain ownership of their plant products, the Company attempts to minimize credit risk exposure through its credit policies and monitoring procedures as well as through customer deposits, and letters of credit. The Company manages trade credit risk to mitigate credit losses and exposure to uncollectible trade receivables and generally receivables are collected within 30 days. Below is a summary of operating revenue by major customers that individually exceeded 10% of consolidated operating revenue:

	For the Year Ended December 31,
	2022	2021	2020

	(In thousands)
Customer 1	$326,899	$184,967	$71,681
Customer 2	93,286	111,742	29,512
Customer 3	75,188	59,301	55,573
Customer 4	40,187	43,599	52,149
Customer 5	211,093	34,362	9,505
Others	466,837	228,073	191,756
Consolidated Operating Revenue	$1,213,490	$662,044	$410,176
As of December 31, 2022 and 2021, approximately 58% and 72%, respectively, of accounts receivable were derived from the above customers. All operating revenue derived from above customers are included in the Midstream Logistics segment.
Major Producers are defined as our producers who we gather natural gas, crude and/or produced water and process gas and dispose of produced water from and account for 10% or more of our cost of sales as presented in the consolidated financial statements. For the year ended December 31, 2022, approximately 87% of the Company’s cost of sales were derived from five producers. For the year ended December 31, 2021, approximately 92% of the Company’s cost of sales were derived from five producers. For the year ended December 31, 2020, approximately 76% of the Company’s cost of sales were derived from three producers. This concentration of producers may impact the Company's overall business risk, either positively or negatively, in that these entities may be similarly affected by changes in the economy or other conditions. We do not believe that a loss of revenues from any single customer would have a material adverse effect on our business, financial position, results of operations or cash flows.
The Company regularly maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses with respect to the related risks to cash and does not believe its exposure to such risk is more than nominal.
Fair Value Measurements
ASC Topic 820 establishes a framework for measuring fair value in U.S. GAAP, clarifies the definition of fair value within that framework, and requires disclosures about the use of fair value measurements. Topic 820 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Topic 820 provides a framework for measuring fair value, establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and requires consideration of the counterparty’s creditworthiness when valuing certain assets.
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

The Company’s Consolidated Balance Sheets reflect a mixture of measurement methods for financial assets and liabilities. Public and private warrants, contingent liabilities and derivative financial instruments are reported at fair value. See Note 13—Fair Value Measurements and Note 14—Derivative and Hedging Activities in the Notes to our Consolidated Financial Statements in this Form 10-K for further information. Other financial instruments are reported at historical cost or amortized cost on our Consolidated Balance Sheets. Long-term debt is primarily the other financial instrument for which carrying value could vary significantly from fair value. See Note 8—Debt and Financing Costs in the Notes to our Consolidated Financial Statements in this Form 10-K for further information.
Derivative Instruments and Hedging Activities
ASC Topic 815, Derivatives and Hedging (“Topic 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
As required by Topic 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.
For all hedging relationships for which hedge accounting is applied, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness. The Partnership also formally assesses, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions. For derivative instruments that are designated and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
When the Company does not elect to apply hedge accounting, the instruments are marked-to-market each period end and changes in fair value, realized or unrealized, are recognized in earnings.
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. As of December 31, 2022 and 2021, the Company had $6.4 million and $18.7 million, respectively, of cash and cash equivalents.
Accounts Receivable and Current Expected Credit Losses
Accounts receivable include amounts due from customers for gas, NGLs and condensate sales, pipeline transportation, and gathering, processing and disposal fees, under normal trade terms, generally requiring payment within 30 days. The Company’s current expected credit losses are determined based upon reviews of individual accounts, existing economics, and other pertinent factors. The Company had an allowance for credit losses of $1.0 million as of December 31, 2022 and 2021.

Gas Imbalance
Quantities of natural gas over-delivered or under-delivered related to imbalance agreements are recorded monthly as receivables or payables using weighted-average prices at the time of the imbalance. These imbalances are typically settled with deliveries of natural gas. We had imbalance receivables of $1.5 million and $1.5 million at December 31, 2022 and 2021, respectively, which are carried at the lower of cost or market value. We had imbalance payables of nil and $0.3 million at December 31, 2022 and 2021, respectively, which approximate the fair value of these imbalances. Imbalance receivables and imbalance payables are included in “Accounts Receivable” and “Accounts Payable”, respectively, on the Consolidated Balance Sheets.
Inventory
Other current assets include condensate, residue gas and NGL inventories that are valued at the lower of cost or net realizable value. At the end of each reporting period, the Partnership assesses the carrying value of inventory and makes any adjustments necessary to reduce the carrying value to the applicable net realizable value. Inventory was valued at $4.8 million and $2.1 million as of December 31, 2022 and 2021, respectively.
Property, Plant, and Equipment
Property, plant and equipment are carried at cost or fair market value at the date of acquisition less accumulated depreciation. The cost basis of constructed assets includes materials, labor, and other direct costs. Major improvements or betterments are capitalized, while repairs that do not improve the life of the respective assets are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Life
Buildings	30 years
Gathering and processing systems and facilities	20 years
Furniture and fixtures	7 years
Vehicles	5 years
Computer hardware and software	3 years
Leases
The Company's lease portfolio includes certain real estate and equipment. The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. Operating leases are recorded on the balance sheet with operating lease assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. The Company has elected to account for the lease and non-lease components together as a single component for all classes of underlying assets. The Company excludes variable lease payments in measuring right-of-use (“ROU”) assets and lease liabilities, other than those that depend on an index, a rate or are in-substance fixed payments.
ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. In addition, ROU assets include initial direct costs incurred by the lessee as well as any lease payments made at or before the commencement date are reduced by lease incentives. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment. Lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of one year or less are excluded from ROU assets and liabilities.
Capitalized Interest
The Company’s policy is to capitalize interest cost incurred on debt during the construction of major projects.

Deferred Financing Costs
Deferred financing costs consist of fees incurred to secure debt financing and are amortized over the life of the related debt using the effective interest rate method. Deferred financing costs associated with the Company’s unsecured term loans and senior note are presented with the related debt on the Consolidated Balance Sheets, as a reduction to the carrying amounts. Deferred financing costs associated with the Company's revolving credit facilities are presented within “Other Current Assets” and “Deferred Charges and Other Assets” on the Consolidated Balance Sheets.
Asset Retirement Obligation
The Company follows the provisions of FASB ASC Topic 410, Asset Retirement and Environmental Obligations, which require the fair value of a liability related to the retirement of long-lived assets to be recorded at the time a legal obligation is incurred if the liability can be reasonably estimated. The liability is based on future retirement cost estimates and incorporates many assumptions, such as time to permanent removal, future inflation rates and the credit-adjusted risk-free rate of interest. The retirement obligation is recorded at its estimated present value with an offsetting increase to the related asset on the balance sheet. Over time, the liability is accreted to its future value, with the accretion recorded to expense.

The Company’s assets generally consist of gas processing plants, crude storage terminals, saltwater disposal wells, and underground gathering pipelines installed along rights-of-way acquired from landowners and related above-ground facilities. The majority of the rights-of-way agreements do not require the dismantling and removal of the pipelines and reclamation of the rights-of-way upon permanent removal of the pipelines from service. Further, we have in place a rigorous repair and maintenance program that keeps our gathering and processing systems in good working order. As a result, the ultimate dismantlement and removal dates of the Company’s assets are not determinable. As such, the fair value of the liability is not estimable and, therefore, no asset retirement obligation has been recognized in the Consolidated Financial Statements as of December 31, 2022 and 2021.
Environmental Costs
The Company is subject to extensive federal, state, and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites, if applicable.
Environmental costs that relate to current operations are expensed or capitalized as appropriate. Costs are expensed when they relate to an existing condition caused by past operations and will not contribute to current or future revenue generation. Liabilities related to environmental assessments and/or remedial efforts are accrued when property or services are probable or can reasonably be estimated. No environmental liabilities were recorded as of December 31, 2022.
Intangible Assets
Intangible assets consist of rights of way agreements and customer contracts. Intangible assets are amortized on a straight-line basis over their estimated economic life or remaining term of the contract and are assessed for impairment with the associated long-lived asset group whenever impairment indicators are present.
Goodwill
Goodwill represents the excess of cost over the fair value of assets of businesses acquired. Goodwill is not amortized, but instead is tested for impairment in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”) at the reporting unit level at least annually. The Company’s reporting unit is subject to impairment testing annually, on November 30, or more frequently if events and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

ASC 350 provides the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company has the unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing a quantitative goodwill impairment test. If the assessment of all relevant qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is more than its carrying amount, a quantitative goodwill impairment test is not necessary. If the assessment of all relevant qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will perform a quantitative goodwill impairment test. The quantitative impairment test for goodwill consists of a comparison of the fair value of a reporting unit with its carrying value, including the goodwill allocated to that reporting unit. If the carrying value of a reporting unit exceeds its fair value, the Company will recognize an impairment loss equal to the amount of the excess, limited to the amount of goodwill allocated to that reporting unit. Application of the impairment test requires judgement, including the identification of reporting units, assignment of assets and liabilities to reporting units and the determination of the fair value of each reporting unit.
Impairment of Long-Lived Assets
In accordance with FASB ASC 360, Property, Plant and Equipment (“ASC 360”), long-lived assets, excluding goodwill, to be held and used by the Company are reviewed for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the assets have decreased below their carrying value. For long-lived assets to be held and used, the Company bases their evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present.
The Company’s management assesses whether there has been an impairment trigger, and if a trigger is identified, then the Company would perform an undiscounted cash flow test at the lowest level for which identifiable cash flows are independent of cash flows from other assets. If the sum of the undiscounted future net cash flows is less than the net book value of the property, an impairment loss is recognized for any excess of the property’s net book value over its estimated fair value. The Company did not recognize impairment losses for long-lived assets during the years ended December 31, 2022 and 2021.
Variable Interest Entity
The Company uses a qualitative approach in assessing the consolidation requirement for variable interest entities. The approach focuses on identifying which enterprise has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the variable interest entity. In the event that the Company is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity would be consolidated in our financial statements. The Company has determined that it has significant influence over the operating and financial policies of the four pipeline entities in which it is invested but does not exercise control over them; and hence, it accounts for these investments using the equity method. Refer to Note 7—Equity Method Investments in the Notes to our Consolidated Financial Statements in this Form 10-K.
Equity Method Investments
The Company follows the equity method of accounting when it does not exercise control over its equity interests but can exercise significant influence over the operating and financial policies of the entity. Under this method, the equity investments are carried originally at acquisition cost, increased by the Company’s proportionate share of the equity interest’s net income and contributions made, and decreased by the Company’s proportionate share of the equity interest’s net losses and distributions received. The Company determines whether distributions are a return on or a return of the investment based on the nature of the distribution approach, under which the Company classifies distributions from an investee by evaluating the facts, circumstances and nature of each distribution. As distributions from the Company’s equity method investment (“EMI”) pipeline entities are generated from their respective normal course of business, the Company classifies the distributions as return on investments and as cash flow from operating activities. Please refer to Note 7—Equity Method Investments in the Notes to our Consolidated Financial Statements in this Form 10-K, for further information of the Company’s equity method investments. Equity method investments acquired in the Transaction were recorded at fair value upon Closing. See discussion and additional detail in Note 3—Business Combination in the Notes to our Consolidated Financial Statements in this Form 10-K for the purchase price allocation of the Transaction.

Other Assets
The Company’s accounting policy is to classify its line fill as an other long-term asset to be consistent with industry practices and given line fill is required on the 3rd party pipeline to properly flow the Company’s product. Additionally, this line fill is contractually required to be maintained through the life of the contract with our counterparty and therefore will not be settled within an operating period. Accordingly, the Company has NGL line fill of $10.6 million and $4.1 million within other assets as of December 31, 2022 and 2021, respectively.
Redeemable Noncontrolling Interest — Common Units Limited Partners
Pursuant to the Contribution Agreement, in connection with the Closing, (i) Contributor contributed all the equity interests of the Contributed Entities to the Partnership; and (ii) in exchange for such contribution, the Partnership issued 50,000,000 common units representing limited partner interests in the Partnership and the Company issued 50,000,000 shares of the Company’s Class C Common Stock, par value $0.0001 per share, to Contributor. Please refer to “The Transaction” above.
The Common Units are redeemable at the option of unit holders and accounted for in the Company’s Consolidated Balance Sheet as a redeemable noncontrolling interest classified as temporary equity. The Company records the redeemable noncontrolling interest at the higher of (i) its initial value plus accumulated earnings/losses associated with the noncontrolling interest or (ii) the maximum redemption value as of the balance sheet date. The redemption value was determined based on a 5-day volume weighted-average closing price of the Class A Common Stock. See discussion and additional details in Note 11—Equity and Warrants in the Notes to our Consolidated Financial Statements in this Form 10-K.
Mandatorily Redeemable Preferred Units
The Partnership issued Series A Cumulative Redeemable Preferred Units (“Preferred Units”) on June 12, 2019. As the Transaction was accounted for as a reverse merger, the Company assumed certain Preferred Units that were issued and outstanding at Closing for accounting purposes.
At the Close of the Transaction, the Company effectuated the Third Amended and Restated Agreement of Limited Partnership of the Partnership (“Partnership LPA”), which among other things, provides for mandatory pro-rata redemptions by the Partnership. Given this mandatory redemption feature and pursuant to ASC 480, liability classification is required for these Preferred Units and the pro rata PIK units. The Company values the liability as of each reporting date and records the change in valuation in the “Other income (expenses)” in the Consolidated Statements of Operations. During 2022, the Company redeemed all outstanding mandatorily redeemable preferred units.
Redeemable Noncontrolling Interest — Preferred Unit Limited Partners
The remaining Preferred Units assumed on the Closing Date do not contain a mandatory redemption feature and are accounted for on the Company’s Consolidated Balance Sheets as a redeemable noncontrolling interest classified as temporary equity in accordance with the terms of the Preferred Units, including the redemption rights with respect thereto. During 2022, the Company redeemed all outstanding redeemable noncontrolling Preferred Units. See discussion and additional detail in Note 12—Series A Cumulative Redeemable Preferred Units in the Notes to our Consolidated Financial Statements in this Form 10-K.
Income Taxes
The Company is subject to federal income and Texas margin tax. The Texas margin tax is assessed on corporations, limited liability companies, and limited partnerships. As such, the Company accounts for state income taxes in accordance with the asset and liability method of accounting for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences, at enacted statutory rates, between the consolidated financial statement carrying amounts and the tax bases of existing assets and liabilities. Income tax or benefit represents the current tax payable or refundable for the period, plus or minus the tax effect of the net change in the deferred tax assets and liabilities.
The Company routinely assesses the ability to realize its deferred tax assets. If the Company concludes that it is more likely than not that some or all the deferred tax assets will not be realized, the tax asset is reduced by a valuation allowance. In connection with this assessment, the Company maintained a full valuation allowance against its net deferred tax asset as of December 31, 2022 and 2021.

Net Income Per Share
Basic net income per share is calculated by dividing net income attributable to Class A common shareholders by the weighted-average number of shares of Class A Common Stock outstanding during the period. Class C Common Stock is excluded from the weighted-average shares outstanding for the calculation of basic net income per share, as holders of Class C Common Stock are not entitled to any dividends or liquidating distributions. No net income per share was computed for the twelve months ended December 31, 2021 and 2020, as no Class A Common Stock was outstanding with respect to BCP as the accounting acquirer as of December 31, 2021 and 2020.
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
Recently Adopted Accounting Pronouncement
Effective January 1, 2021, the Company adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"), which simplifies the limitations on how an entity can designate the hedged risks in certain cash flow and fair value hedging relationships. The guidance better aligns the recognition and presentation of the effects of hedging instrument(s) and item(s) in the financial statements with an entity’s risk management strategies. The adoption of ASU 2017-12 did not have a material impact on the Company’s Consolidated Financial Statements as of December 31, 2021.
Effective January 1, 2021, the Company adopted ASU 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement (CCA) That is a Service Contract (“ASU 2018-15”). The ASU provides guidance on how to determine whether an arrangement includes a software license or is solely a hosted CCA service. Under the new guidance, the same criteria for capitalizing implementation costs for an arrangement with a software license which falls within the scope of internal – use software guidance will be applied to a hosting arrangement. The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense. The adoption of ASU 2018-15 did not have a material impact on the Company’s Consolidated Financial Statements.
Effective January 1, 2022, the Company adopted ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method (“ASU 2022-01”). Current GAAP permits only prepayable financial assets and one or more beneficial interests secured by a portfolio of prepayable financial instruments to be included in a last-of-layer closed portfolio. The amendments in ASU 2022-01 allow nonprepayable financial assets also to be included in a closed portfolio hedged using the portfolio layer method. That expanded scope permits an entity to apply the same portfolio hedging method to both prepayable and nonprepayable financial assets, thereby allowing consistent accounting for similar hedges. The amendments in ASU 2022-01 also clarify the accounting for and promote consistency in the reporting of hedge basis adjustments applicable to both a single hedged layer and multiple hedged layers as follows: (1) an entity is required to maintain basis adjustments in an existing hedge on a closed portfolio basis (that is, not allocated to individual assets), (2) an entity is required to immediately recognize and present the basis adjustment associated with the amount of the designated layer that was breached in interest income. In addition, an entity is required to disclose that amount and the circumstances that led to the breach, (3) an entity is required to disclose the total amount of the basis adjustments in existing hedges as a reconciling amount if other areas of GAAP require the disaggregated disclosure of the amortized cost basis of assets included in the closed portfolio, and (4) an entity is prohibited from considering basis adjustments in an existing hedge when determining credit losses. As the Company does not currently elect to apply hedge accounting, the instruments are marked-to-market each period end and changes in fair value, realized or unrealized, are recognized in earnings. Therefore, adoption of ASU 2022-01 did not have a material impact on the Company’s Consolidated Financial Statements.
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

Effective January 1, 2022, the Company adopted ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 was issued to ease the potential accounting burden expected when global capital markets move away from LIBOR, the benchmark interest rate banks use to make short-term loans to each other. The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationship, and other transactions affected by reference rate reform if certain criteria are met. Interest rate applied to the Company’s new debt resulting from the comprehensive refinance is based on Secured Overnight Financing Rate (“SOFR”), which is a broad measure of the cost of borrowing cash overnight collateralized by treasury securities. Refer to Note 8—Debt and Financing Costs in the Notes to our Consolidated Financial Statements of this Form 10-K for discussion of SOFR applicable to the Company’s debt structures.
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

3.    BUSINESS COMBINATION
On February 22, 2022, the Company consummated the previously announced business combination transactions contemplated by the Contribution Agreement, dated as of October 21, 2021. Pursuant to the Contribution Agreement, in connection with the Closing, (i) Contributor contributed all the equity interests of the Contributed Entities to the Partnership; and (ii) in exchange for such contribution, the Partnership transferred to Contributor 50,000,000 shares of the Company’s Class C Common Stock. Please refer to “The Transaction” discussed above.
The Transaction was accounted for as a reverse merger in accordance with ASC 805, which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair value. The Company also adopted ASU 2021-08, effective as of January 1, 2022, to record contract liabilities at their carrying value as of the acquisition date. Although the Company was the legal acquirer, BCP was determined to be the accounting acquirer and legal acquiree. As a result, BCP and its subsidiaries’ net assets were carried at historical value, acquired net assets were measured at fair value except contract liabilities being recorded at carrying value at the acquisition date, and results of operations of ALTM and its subsidiaries were included in the Company’s Consolidated Financial Statements from the Closing Date going forward.

The purchase price allocation is based on an assessment of the fair value of the assets acquired and liabilities assumed in the acquisition using inputs that are not observable in the market and thus level 3 inputs. The fair value of the processing plant, gathering system and related facilities and equipment are based on market and cost approaches. The initial value of the Preferred Units and associated embedded derivatives was based on expected future interest rates using the Black-Karasinski model and the assumed contingent liability was determined through a probability-weighted analysis of the expected future cash flows and other applicable valuation techniques. See additional details for Preferred Units in Note 12—Series A Cumulative Redeemable Preferred Units and contingent liabilities in Note 18—Commitments and Contingencies in the Notes to our Consolidated Financial Statements in this Form 10-K. In addition, the Company used an income approach by incorporation of discounted cash flow method, market approach through a guideline public company method and applied a weighting to the selected methods to estimate the fair values of the equity method investments, see additional details in Note 7—Equity Method Investments in the Notes to our Consolidated Financial Statements in this Form 10-K. During the 12-month measurement period following the acquisition date, the Company made necessary adjustments as information became available to the purchase price allocation, including, but not limited to, working capital and valuation of the underlying assets of the equity method investments. The Company recorded goodwill of $5.1 million relates to operational synergies as of December 31, 2022.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed in the Transaction in accordance with ASC 805:

(In thousands)	Amount
Cash and cash equivalent	$13,401
Accounts receivable	2,115
Accounts receivable - affiliates	15,485
Property, plant, and equipment, net	634,923
Intangible assets, net	13,200
Investments in unconsolidated affiliates	1,752,500
Prepaid expense and other assets	7,749
Goodwill	5,077
Total assets acquired	2,444,450

Accrued expenses and other accrued liabilities	5,688
Long-term debt	657,000
Embedded derivative liabilities	89,050
Contract liabilities	9,102
Mandatory redeemable Preferred Units	200,667
Deferred tax liabilities	2,030
Contingent liabilities	4,451
Total liabilities assumed	967,988

Redeemable noncontrolling interest - Preferred Unit limited partners	462,717

Total consideration transferred	$1,013,745
The Company incurred acquisition-related costs of $6.4 million and $5.7 million, which was included in the “General and administrative expenses” of the Consolidated Statements of Operations for the years ended December 31, 2022 and 2021, respectively.
For the year ended December 31, 2022, the Company’s Consolidated Statement of Operations included results of operations from ALTM starting from February 23, 2022, which recorded revenues of $129.4 million and net income of $44.8 million, excluding intercompany revenue and cost of sales.
The unaudited supplemental pro forma financials are for informational purposes only and are not indicative of future results. The results below for the years ended December 31, 2022 and 2021 combine the results of the Company and the Partnership, giving effect to the Transaction as if it had been completed on January 1, 2021.

	Pro Forma Financials For the Year Ended December 31,
	2022	2021

	(In thousands)
Revenues	$1,240,343	$822,661
Net income (loss) including noncontrolling interest	$243,301	$(52,172)
Given the assumed pro forma transaction date of January 1, 2021, we removed $21.0 million of acquisition-related expenses for the year ended months ended December 31, 2022 and recognized $31.2 million of total acquisition-related expenses for the year ended December 31, 2021.

4.    REVENUE RECOGNITION
The following table presents a disaggregation of the Company’s revenue:

	For the Year Ended December 31,
	2022	2021	2020

	(In thousands)
Gathering and processing services	$393,954	$272,677	$272,829
Natural gas, NGLs and condensate sales	806,353	385,622	135,330
Other revenue	13,183	3,745	2,017
Total revenues and other	$1,213,490	$662,044	$410,176
There have been no significant changes to the Company’s contracts with customers during the years ended December 31, 2022, 2021, and 2020. Contracts with customers acquired through the Transaction had similar structures as the Company’s existing contracts with customers. For the years ended December 31, 2022, 2021, and 2020 the Company recognized revenues from MVCs of $4.0 million, $2.5 million and $0.1 million, respectively.
Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that has not yet been recognized, representing our contractually committed revenues as of December 31, 2022:

Fiscal Year	Amount
(In thousands)
2023	$38,382
2024	39,750
2025	45,535
2026	34,631
2027	35,405
Thereafter	155,888
$349,591
Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to customer contracts that have fixed pricing and fixed volume terms and conditions, generally including contracts with payment obligations associated with MVCs.

Contract Liabilities

The following provides information about contract liabilities from contracts with customers:

(In thousands)	2022	2021
Balance as of January 1	$14,756	$11,085
Reclassification of beginning contract liabilities to revenue as a result of performance obligations being satisfied	(7,180)	(423)
Cash received in advance and not recognized as revenue	21,724	4,094
Balance as of December 31	29,300	14,756
Less: Current portion	6,607	3,082
Non-current portion	$22,693	$11,674

Contract liabilities relate to payments received in advance of satisfying performance obligations under a contract, which result from contribution in aid of construction payments. Current and noncurrent contract liabilities are included in “Other Current Liabilities” and “Contract Liabilities”, respectively, of the Consolidated Balance Sheets.

Contract liabilities balance as of December 31, 2022 increased $14.5 million compared to that as of December 31, 2021. Higher contract liabilities balance reflected new projects assumed upon Closing of the Transaction and new projects started during 2022 with existing customers.
Contract Cost Assets
The Company has capitalized certain costs incurred to obtain a contract that would not have been incurred if the contract had not been obtained. These costs are recovered through the net cash flows of the associated contract. As of December 31, 2022 and 2021, the Company had contract acquisition cost assets of $17.8 million and $18.4 million, respectively. Current and noncurrent contract cost assets are included in “Prepaid and Other Current Assets” and “Deferred Charges and Other Assets”, respectively, of the Consolidated Balance Sheets. The Company amortizes these assets as cost of sales on a straight-line basis over the life of the associated long-term customer contract. For the years ended December 31, 2022, 2021 and 2020, the Company recognized cost of sales associated with these assets of $1.8 million, $1.8 million and $1.8 million, respectively.

5.    PROPERTY, PLANT, AND EQUIPMENT
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
Property, plant, and equipment, at carrying value, is as follows:

	December 31,
	2022	2021

	(In thousands)
Gathering, processing, and transmission systems and facilities	$2,904,084	$2,121,434
Vehicles	9,290	6,090
Computers and equipment	4,289	4,271
Less: accumulated depreciation and accretion	(474,258)	(337,030)
Total depreciable assets, net	2,443,405	1,794,765
Construction in progress	70,325	24,888
Land	21,482	19,626
Total property, plant, and equipment, net	$2,535,212	$1,839,279
The cost of property classified as “Construction in progress” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet available to be placed into productive service as of the respective reporting date. The Company recorded $139.6 million , $106.8 million and $97.4 million of depreciation expense for the years ended December 31, 2022, 2021 and 2020, respectively.
Capitalized interest included in property, plant and equipment amounted to $1.4 million, $0.9 million and $16.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

6.    GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The Company closed a business combination transaction on February 22, 2022, refer to the Transaction in Note 3—Business Combination in the Notes to our Consolidated Financial Statements in this Form 10-K. The Transaction was accounted for as a reverse merger pursuant to ASC 805. In connection with the Transaction, the Company recorded excess of the purchase price over net assets acquired as goodwill. The Company recorded goodwill of $5.1 million in the Midstream Logistics segment as of December 31, 2022.

Goodwill is tested at least annually as of November 30 of each year, or more frequently as events occur or circumstances change that would more-likely-than-not reduce fair value of a reporting unit below its carrying value. Company’s management assesses whether there have been events or circumstances that trigger the fair value of the reporting unit to be lower than its net carrying value since consummation of the Transaction and concluded that goodwill was not impaired as of December 31, 2022.
Intangible Assets
Intangible assets, net are comprised of the following:

	December 31,
	2022	2021

	(In thousands)
Customer contracts	$1,137,831	$1,135,963
Right of way assets	127,539	99,345
Less accumulated amortization	(569,981)	(449,259)
Total amortizable intangible assets, net	$695,389	$786,049
The fair value of acquired customer contracts was capitalized as a result of acquiring favorable customer contracts as of the closing dates of certain past acquisitions and is being amortized using a straight-line method over the remaining term of the customer contracts, which range from one to twenty years. Right-of-way assets relate primarily to underground pipeline easements and have a useful life of ten years and are amortized using the straight-line method. The right of way agreements are generally for an initial term of ten years with an option to renew for an additional ten years at agreed upon renewal rates based on certain indices or up to 130% of the original consideration paid.
At December 31, 2022, remaining weighted average amortization periods for customer contracts and right of way assets were approximately 7.53 years and 7.07 years, respectively. Overall remaining weighted average amortization period for the intangible assets as of December 31, 2022 was approximately 7.47 years.
The Company recorded $120.7 million, $136.8 million and $126.4 million of amortization expense for the years ended December 31, 2022, 2021, and 2020, respectively. There was no impairment recognized on intangible assets for the years ended December 31, 2022, 2021 and 2020, respectively.
Estimated aggregate amortization expense for the remaining unamortized balance in years is as following:

Fiscal Year	Amount
(In thousands)
2023	$119,321
2024	118,538
2025	117,709
2026	111,400
2027	77,441
Thereafter	150,980
Total	$695,389

7.    EQUITY METHOD INVESTMENTS
As of December 31, 2022, the Company owned investments in the following long-haul pipeline entities in the Permian Basin. These investments were accounted for using the equity method of accounting. For each equity method investment (“EMI”) pipeline entity, the Company has the ability to exercise significant influence based on certain governance provisions and its participation in the significant activities and decisions that impact the management and economic performance of the EMI pipeline. The table below presents the ownership percentages and investment balances held by the Company for each entity:

	December 31,
	2022		2021

In thousands, except for ownership percentages	Ownership	Amount	Ownership	Amount
Permian Highway Pipeline LLC (“PHP”)	53.3%	$1,474,800	26.7%	$626,477
Breviloba LLC (“Breviloba”)	33.0%	455,057	—%	—
Gulf Coast Express Pipeline LLC (“GCX”)	16.0%	451,483	—%	—
		$2,381,340		$626,477
Additionally, as of December 31, 2022, the Company owned 15.0% of Epic Crude Holdings, LP (“EPIC”). However, no dollar value was assigned through the purchase price allocation as an adjustment was made to eliminate equity in losses of EPIC. No additional contribution was made to EPIC and no distribution or equity income was received from EPIC during the twelve months ended December 31, 2022.
As of December 31, 2022, the unamortized basis differences included in the EMI pipelines balances were $363.2 million. There was no unamortized basis difference as of December 31, 2021. These amounts represent differences in the Company’s contributions to date and the Company’s underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized basis differences will be amortized into equity income over the useful lives of the underlying pipeline assets. There was capitalized interest of $13.4 million and $12.8 million as of December 31, 2022 and 2021, respectively. Capitalized interest is amortized on a straight-line basis into equity income.
The following table presents the activities in the Company’s EMIs for the years ended December 31, 2022 and 2021:

	Permian Highway Pipeline LLC	Breviloba LLC	Gulf Coast Express Pipeline LLC	Total(2)

	(In thousands)
Balance at December 31, 2020	$611,216	$—	$—	$611,216
Contributions	20,522	—	—	20,522
Distributions	(68,335)	—	—	(68,335)
Equity income, net	63,074	—	—	63,074
Balance at December 31, 2021	$626,477	$—	$—	$626,477
Acquisitions	817,500	467,500	467,500	1,752,500
Contributions	78,171	—	—	78,171
Distributions	(170,409)	(38,816)	(47,539)	(256,764)
Equity income, net(1)	123,061	26,373	31,522	180,956
Balance at December 31, 2022	$1,474,800	$455,057	$451,483	$2,381,340
(1)For the year ended December 31, 2022, net of amortization of basis differences and capitalized interests, which represents undistributed earnings, the amortization was $6.8 million from PHP, $0.6 million from Breviloba and $5.3 million from GCX.
(2)The EMIs acquired in the Transaction are included in the results from February 22, 2022 to December 31, 2022, and this is also the case for the additional 26.67% of PHP that was acquired in the Transaction. The results of the legacy ALTM business are not included in the Company’s consolidated financial statements prior to February 22, 2022. Refer to Note 1—Description of Business and Basis of Presentation in the Notes to our Consolidated Financial Statements of this Form 10-K, for further information on the Company’s basis of presentation.
Summarized Financial Information
The following represented selected income statement and balance sheet data for the Company’s EMI pipeline entities (on a 100 percent basis):

	For the Year Ended December 31, 2022
	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC

Statements of Operations	(In thousands)
Revenues	$396,846	$183,328	$364,223
Operating income	261,040	98,119	269,150
Net income	261,028	97,834	268,493

	For the Year Ended December 31, 2021
	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC

Statements of Operations	(In thousands)
Revenues	$397,237	$157,683	$362,399
Operating income	237,230	92,568	254,772
Net income	236,528	92,005	253,535

	For the Year Ended December 31, 2020
	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC

Statements of Operations	(In thousands)
Revenues	$7,220	$167,784	$366,185
Operating income (loss)	(1,798)	102,526	266,219
Net income (loss)	(1,140)	102,048	264,956

	December 31,
	2022			2021
	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC

Balance Sheets		(In thousands)
Current assets	$94,771	$30,541	$47,935	$69,995	$34,159	$74,408
Noncurrent assets	2,310,739	1,308,087	1,594,623	2,267,940	1,344,178	1,655,941
Total assets	$2,405,510	$1,338,628	$1,642,558	$2,337,935	$1,378,337	$1,730,349

Current liabilities	$63,392	$12,352	$16,103	$36,657	$11,244	$46,151
Noncurrent liabilities	—	9,029	395	—	8,254	461
Equity	2,342,118	1,317,247	1,626,060	2,301,278	1,358,839	1,683,737
Total liabilities and equity	$2,405,510	$1,338,628	$1,642,558	$2,337,935	$1,378,337	$1,730,349

8.    DEBT AND FINANCING COSTS
June 2030 Sustainability-Linked Senior Notes

On June 8, 2022, the Partnership completed a private placement of $1.00 billion aggregate principal amount of its 5.875% Senior Notes due 2030 (the “Notes”), which are fully and unconditionally guaranteed by the Company. The Notes are issued under our Sustainability-Linked Financing Framework and include sustainability-linked features described below.

The Notes were issued at 99.588% of their face amount and will mature on June 15, 2030. Interest accrues from the most recent date to which interest has been paid on the Notes or, if no interest has been paid, from and including June 8, 2022 and is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2022. The aggregate fees, expenses, and original issue discount paid to obtain the Notes totaled $21.5 million and were capitalized as debt issuance cost and included in the Condensed Balance Sheets as a direct deduction to the Notes as the Notes were transferred to third-party investors that pay the stated principal amount without deduction for the initial purchasers’ discount.

From and including June 15, 2027, the interest rate accruing on the Notes will be increased by an additional 0.250% per annum unless the Partnership delivers written notice to the trustee on or before the date that is 15 days prior to June 15, 2027 that the Partnership has satisfied, and an independent external verifier has confirmed satisfaction of the Sustainability Performance Targets (“SPT”) as defined in the indenture governing the Notes related to the three key performance indicators:(1) Reduction of Scope 1 and Scope 2 greenhouse gas emissions intensity, (2) Reduction of Scope 1 and Scope 2 methane gas emissions intensity and (3) female representation in corporate officer positions. If the conditions set forth above have only been satisfied for one or two of the SPTs rather than all three, the interest rate accruing on the Notes will be increased by an additional 0.0833% per annum for each SPT which has not been satisfied and externally verified on June 15, 2027. If the interest rate accruing on the Notes is increased in the manner set forth above and the Partnership subsequently delivers written notice to the trustee that it has satisfied the SPTs set forth in clause (1) and (2) above and such satisfaction has been confirmed by an independent external verifier, on or before the date that is 15 days prior to June 15, 2029, the interest rate accruing on the Notes will be reduced by 0.0833% per annum for each such SPT.

The Partnership may redeem some or all the Notes at any time or from time to time prior to maturity based on terms prescribed in the indenture governing the Notes and the Notes.
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
The RCA provides for borrowings of either, at the Partnership’s option, base rate loans or term SOFR loans. Base rate loans bear interest at a rate per annum equal to the greatest of (a) the prime rate as announced from time to time by Bank of America, (b) the greater of (i) the federal funds effective rate and (ii) the overnight bank funding rate, plus 1/2 of 1.00% and (c) the adjusted term SOFR rate for an interest period of one month plus 1.00%, plus a margin that ranges between 0.25% and 1.00%, depending on the credit rating of the Partnership. SOFR loans bear interest at a rate per annum equal to the term SOFR rate for such interest periods plus 0.10%, plus a margin that ranges between 1.25% and 2.00%, depending on the credit rating of the Partnership. In obtaining the RCA, the Partnership incurred fees and expenses totaling $7.8 million, which was capitalized and included in the Consolidated Balance Sheets as “Prepaid and other current assets” and “Deferred charges and other assets.”
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
The TLA provides for borrowings of either, at the Partnership’s option, base rate loans or term SOFR loans. Base rate loans bear interest at a rate per annum equal to the greatest of (a) the prime rate as announced from time to time by PNC Bank, (b) the greater of (i) the federal funds effective rate and (ii) the overnight bank funding rate, plus 1/2 of 1.00% and (c) the adjusted term SOFR rate for an interest period of one month plus 1.00%, plus a margin that ranges between 0.25% and 1.0%, depending on the credit rating of the Partnership. SOFR loans bear interest at a rate per annum equal to the term SOFR rate for such interest periods plus 0.10%, plus a margin that ranges between 1.25% and 2.0%, depending on the credit rating of the Partnership. In obtaining the TLA, the Partnership incurred fees and expenses totaling $7.7 million, which was capitalized as debt issuance cost and included in the Consolidated Balance Sheets as a direct deduction to the Term Loan Credit Facility.

Both the RCA and the TLA contain a “Sustainability Adjustments” feature that could result in a 0.05% increase or reduction to the effective interest rate, dependent upon the Company meeting certain sustainability targets after 2022. “Sustainability Rate Adjustment” means, with respect to any KPI Metrics Report, for any period between Sustainability Pricing Adjustment Dates, (a) positive 0.05%, if neither of the Sustainability Performance Targets (as defined in the RCA and TLA) as set forth in the KPI Metrics Report have been satisfied for the relevant calendar year, (b) 0.00% if only one of the Sustainability Performance Targets as set forth in the KPI Metrics Report has been satisfied for the relevant calendar year and (c) negative 0.05% if both of the Sustainability Performance Targets as set forth in the KPI Metrics Report have been satisfied for the relevant calendar year; provided that, in each case, if the Partnership subsequently issues a sustainability-linked debt instrument linked to the same KPI Metric and with an observation date for such calendar year, but with a higher percentage of representation or reduction, as the case may be, the relevant Sustainability Performance Target shall be automatically adjusted upward to equal the percentage of representation or reduction, as applicable, required by such subsequent sustainability-linked debt instrument.
“Sustainability Performance Targets” in the RCA and TLA mean, for any calendar year, with respect to (a) the Female Representation KPI, the target percentage of female representation in corporate officer positions for such calendar year and (b) the Methane Emissions KPI, the percentage reduction in methane gas emissions intensity relative to the baseline year for such calendar year.
Both the RCA and the TLA contain customary covenants and restrictive provisions which may, among other things, limit the Partnership’s ability to create liens, incur additional indebtedness, make restricted payments, or liquidate, dissolve, consolidate with, or merge into or with any other person. As of December 31, 2022, the Partnership is in compliance with all customary and financial covenants.
Repayment of Existing Credit Facilities
In June 2022, the Company used the net proceeds from the Notes, together with cash on hand and proceeds from the term loan credit facility, to repay all outstanding borrowings under its existing credit facilities and to pay certain related fees and expenses. In conjunction with the extinguishment of existing outstanding borrowings, the Company recognized a loss on extinguishment of debt of approximately $28.0 million. In addition, the unamortized debt issuance costs related to the existing outstanding borrowings were fully amortized and included in the loss on debt extinguishment calculation for the year ended December 31, 2022.
The fair value of the Company and its subsidiaries’ consolidated debt as of December 31, 2022 and 2021 was $2.82 billion and $2.34 billion, respectively. At December 31, 2022, the Notes’ fair value was based on Level 1 inputs and the Term Loan Credit Facility and Revolver Credit Facility’s fair value was based on Level 3 inputs.
The following table summarizes the Company’s debt obligations as of December 31, 2022 and 2021:

	December 31,
	2022	2021

	(In thousands)
$2.0 billion unsecured term loan	$2,000,000	$—
$1.0 billion 2030 senior unsecured notes	1,000,000	—
$1.25 billion revolving line of credit	395,000	—
$1.25 billion term loan	—	1,175,417
$690 million term loan	—	639,393
$513 million term loan	—	479,377
$125 million revolving line of credit	—	52,000
Total Long-term debt	3,395,000	2,346,187
Less: Debt issuance costs, net(1)	(26,490)	(38,485)
	3,368,510	2,307,702
Less: Current portion, net	—	(54,280)
Long-term portion of debt, net	$3,368,510	$2,253,422
(1)Excluded unamortized debt issuance cost related to the Revolving Credit Facility. Unamortized debt issuance cost associated with the Revolving Credit Facility was $6.9 million and $2.2 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022, the current and non-current portion of the unamortized debt issuance costs related to the revolving credit facilities were included in the “Prepaid and other current assets” and “Deferred charges and other assets” of the Consolidated Balance Sheets.

Interest Income and Financing Costs, Net of Capitalized Interest
The table below presents the components of the Company’s financing costs, net of capitalized interest:

	For the Year Ended December 31,
	2022	2021	2020

	(In thousands)
Capitalized interest	$(2,747)	$(868)	$(16,131)
Debt issuance costs	9,569	13,369	11,917
Interest expense	142,430	104,864	139,730
Total financing costs, net of capitalized interest	$149,252	$117,365	$135,516
As of December 31, 2022 and 2021, unamortized debt issuance costs associated with the Notes and the Term Loan Credit Facility were $26.5 million and $38.5 million, respectively. The amortization of the debt issuance costs was charged to interest expense for the periods presented. The amount of debt issuance costs included in interest expense was $9.6 million, $13.4 million and $11.9 million for the years ended December 31, 2022, 2021, and 2020, respectively.
The following table reflects future maturities of long-term debt for each of the next five years and thereafter. These amounts exclude approximately $26.5 million in unamortized deferred financing costs:

Fiscal Year	Amount
(In thousands)
2023	$—
2024	—
2025	2,000,000
2026	—
2027	395,000
Thereafter	1,000,000
Total	$3,395,000

9.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities at December 31, 2022 and 2021:

	December 31,
	2022	2021

	(In thousands)
Accrued product purchases	$115,773	$118,364
Accrued taxes	19,509	4,299
Accrued salaries, vacation, and related benefits	3,934	2,113
Accrued capital expenditures	3,892	2,995
Accrued interest	24,815	—
Accrued other expenses	5,991	7,872
Total other current liabilities	$173,914	$135,643
Accrued product purchases mainly accrue the liabilities related to producer payments and any additional business-related miscellaneous fees we owe to third parties, such as transport or capacity fees as of December 31, 2022.

10. LEASES
Components of lease costs are presented on the Consolidated Statements of Operations as “General and administrative expense” for real-estate leases and operating expense for non-real estate leases. Total operating lease cost for the years ended December 31, 2022, 2021, and 2020 were $37.7 million, $38.7 million, and $43.6 million, respectively. Short-term lease cost for the years ended December 31, 2022, 2021, and 2020 were $6.2 million, $4.8 million, and $2.8 million, respectively. For the years ended December 31, 2022, 2021, and 2020, the Company did not have material variable lease costs.
The following table presents other supplemental lease information:

	Year Ended December 31,
	2022	2021

	(In thousands)
Operating cash flows from operating lease	$37,420	$38,355
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,059	$43,580
Weighted-average remaining lease term — operating leases (in years)	1.72	1.89
Weighted-average discount rate — operating leases	6.62%	7.75%
The following table presents future minimum lease payments under operating leases as of December 31, 2022.

Fiscal Year	Amount
(In thousands)
2023	$23,554
2024	3,458
2025	1,070
2026	740
2027	651
Thereafter	1,178
Total lease payments	30,651
Less: interest	(1,818)
Present value of lease liabilities	$28,833

11. EQUITY AND WARRANTS
Redeemable Noncontrolling Interest - Common Unit Limited Partners
On February 22, 2022, the Company consummated the previously announced business combination transactions contemplated by the Contribution Agreement, dated as of October 21, 2021. Pursuant to the Contribution Agreement, in connection with the Closing, (i) Contributor contributed all the equity interests of the Contributed Entities to the Partnership; and (ii) in exchange for such contribution, the Partnership transferred to Contributor 50,000,000 common units representing limited partner interests in the Partnership and 50,000,000 shares of the Company’s Class C Common Stock, par value $0.0001 per share. Please refer to “The Transaction” above.
The redemption option of the Common Unit is not legally detachable or separately exercisable from the instrument and is non-transferable, and the Common Unit is redeemable at the option of the holder. Therefore, the Common Unit is accounted for as redeemable noncontrolling interest and classified as temporary equity on the Company’s Consolidated Balance Sheet. During 2022, 5,730,000 common units were redeemed on a one-for-one basis for shares of Class A Common Stock and a corresponding number of shares of Class C Common Stock were cancelled. There were 94,270,000 Common Units and an equal number of Class C Common Stock issued and outstanding as of December 31, 2022. The Common Units fair value was approximately $3.11 billion as of December 31, 2022. Fair value of the Common Units is estimated based on a quoted market price.

Redeemable Noncontrolling Interest — Preferred Unit Limited Partners
Upon Closing, the Company assumed certain Preferred Units that were issued and outstanding on acquisition date. The Company has redeemed all assumed Preferred Units since the Closing. Refer to Note 12—Series A Cumulative Redeemable Preferred Units for further discussion.
Public Warrants
As of December 31, 2022 there were 12,577,350 Public Warrants (as defined below) outstanding. Each whole public warrant entitles the holder to purchase one tenth of a share of Class A Common Stock at a price of $115.00 per share (the Public Warrants). The Public Warrants will expire on November 9, 2023 or upon redemption or liquidation. The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant with not less than 30 days’ notice provided to the Public Warrant holders. However, this redemption right can only be exercised if the reported last sale price of the Class A Common Stock equals or exceeds $180.00 per share for any 20-trading days within a 30-trading day period ending three business days prior to sending the notice of redemption to the Public Warrant holders.
Private Placement Warrants
As of December 31, 2022 there were 6,364,281 Private Placement Warrants (as defined below) outstanding, of which Apache holds 3,182,140. The private placement warrants will expire on November 9, 2023 and are identical to the Public Warrants discussed above, except (i) they will not be redeemable by the Company so long as they are held by the initial holders or their respective permitted transferees and (ii) they may be exercised by the holders on a cashless basis (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”).
The Company recorded a fair value of $50 thousand for the Public Warrants and a fair value of $38 thousand for the Private Warrants as of December 31, 2022 on the Consolidated Balance Sheet in “Other Current Liabilities”. Refer to Note 13—Fair Value Measurement in the Notes to our Consolidated Financial Statements in this Form 10-K for additional discussion regarding valuation of the Warrants.
Dividend
On February 22, 2022, the Company entered into a Dividend and Distribution Reinvestment Agreement (the “Reinvestment Agreement”) with certain stockholders including BCP Raptor Aggregator, LP, BX Permian Pipeline Aggregator, LP, Buzzard Midstream LLC, APA Corporation Apache Midstream LLC, and certain individuals (each, a “Reinvestment Holder”). Under the Reinvestment Agreement, each Reinvestment Holder is obligated to reinvest at least 20% of all distributions on Common Units or dividends on shares of Class A Common Stock in the Company’s Class A Common Stock. Additionally, the Audit Committee resolved that for the calendar year 2022, 100% of all distributions or dividends received by each Reinvestment Holder would be reinvested in newly issued shares of Class A Common Stock. As described in these Consolidated Financial Statements, as the context requires, dividends paid to holders of Class A Common Stock and distributions paid to holders of Common Units may be referred to collectively as “dividends.”
During 2022, the Company made cash dividend payments of $40.5 million to holders of Class A Common Stock and Common Units and $263.3 million was reinvested in shares of Class A Common Stock by each Reinvestment Holder.

On January 17, 2023, the Company declared a cash dividend of $0.75 per share on the Company’s Class A Common Stock and a distribution of $0.75 per Common Unit from the Partnership to the holders of Common Units. Dividends are payable on February 16, 2023. Certain holders of Class A Common Stock and Class C Common Stock will receive a cash dividend with the balance receiving additional shares of Class A Common Stock under the Reinvestment Agreement.

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
All corresponding per-share and share amounts, excluding the Transaction, for periods prior to June 8, 2022 have been retrospectively restated in this Form 10-K to reflect the Stock Split.

12. SERIES A CUMULATIVE REDEEMABLE PREFERRED UNITS
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
During 2022, the Company redeemed all mandatorily redeemable preferred units for an aggregate $183.3 million and recognized a gain of $9.6 million, and the Company redeemed all noncontrolling interest Preferred Units for an aggregate $461.5 million and recognized excess of carrying amount over redemption price of $109.5 million. In addition, the Company bifurcated and recognized the embedded derivative associated with the noncontrolling interest Preferred Units related to the exchange option provided to the Preferred Unit holders under the terms of the Partnership LPA. As the Company redeemed all outstanding noncontrolling interest Preferred Units in July 2022 the embedded derivative liabilities were written off. The Company recorded gains of $89.1 million for the year ended December 31, 2022, which was recorded as a “Gain on embedded derivative” in the Consolidated Statement of Operations.
Activities related to Preferred Units for the year ended December 31, 2022 are as follows:

	Units Outstanding	Amount
	(In thousands, except for unit data)
Redeemable noncontrolling interest — Preferred Units, immediately upon Closing Date of Transaction(1)	396,417	$462,717
Redemption, including PIK units	(396,417)	(461,460)
Cash distribution paid to Preferred Unit limited partners	—	(6,937)
Allocation of net income	—	18,128
Accreted redemption value adjustment	—	97,075
Excess of carrying amount over redemption price	—	(109,523)
Redeemable noncontrolling interest — Preferred Units, as of December 31, 2022	—	$—
(1)Included 21,417 PIK units on a pro rata basis.

13. FAIR VALUE MEASUREMENTS
The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021:

	December 31, 2022
	Level 1	Level 2	Level 3	Total

	(In thousands)
Commodity swap	$—	$4,288	$—	$4,288
Interest rate derivatives	—	2,675	—	2,675
Total assets	$—	$6,963	$—	$6,963

Commodity swaps	$—	$5,718	$—	$5,718
Interest rate derivatives	—	8,328	—	8,328
Public warrants	50	—	—	50
Private warrants	—	—	38	38
Total liabilities	$50	$14,046	$38	$14,134

	December 31, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Commodity swaps	$—	$205	$—	$205
Interest rate derivatives		2,662	—	2,662
Contingent liabilities	—	—	839	839
Total liabilities	$—	$2,867	$839	$3,706
Our derivative contracts consist of an interest rate swap and commodity swaps. Valuation of these derivative contracts involved both observable publicly quoted price and certain inputs to the credit valuation that may not be readily observable in the marketplace. As such derivative contracts are classified as Level 2 in the hierarchy. Refer to Note 14—Derivatives and Hedging Activities in the Notes to our Consolidated Financial Statements in this Form 10-K for further discussion related to commodity swaps and interest rate derivatives.
The carrying value of the Company’s Public Warrants are recorded at fair value based on quoted market prices, a Level 1 fair value measurement. The carrying value of the Company’s Private Placement Warrants are recorded at fair value determined using an option pricing model, a Level 3 fair value measurement, which is calculated based on key assumptions related to expected volatility of the Company’s common stock, an expected dividend yield, the remaining term of the warrants outstanding and the risk-free rate based on the U.S. Treasury yield curve in effect at the time of the valuation. These assumptions are estimated utilizing historical trends of the Company’s common stock, Public Warrants and other factors. The Company has recorded a liability of $0.1 million as of December 31, 2022. Change in fair value of the warrants since closing of the Transaction through reporting date was recorded in “Interest and other income” of the Consolidated Statement of Operations.
The carrying amounts reported on the Consolidated Balance Sheets for the Company’s remaining financial assets and liabilities approximate fair value due to their short-term nature. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the year ended December 31, 2022 and 2021.

14. DERIVATIVE AND HEDGING ACTIVITIES
The Company is exposed to certain risks arising from both its business operations and economic conditions, and it enters into certain derivative contracts to manage exposure to these risks. To minimize counterparty credit risk in derivative instruments, the Company enters into transactions with high credit-rating counterparties. The Company did not elect to apply hedge accounting to these derivative contracts and recorded the fair value of the derivatives on the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021.
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
In September 2019, BCP PHP, LLC (“BCP PHP”) entered into two interest rate swaps on 75% of the outstanding $513.0 million term loan. These instruments were effective September 30, 2019 and included a mandatory termination date on November 19, 2024. The notional amounts of these swaps floated monthly such that 75% of the total outstanding term loan was covered by the notional of the two swaps over the life of the associated term facility. In June 2022, these two interest rate swaps were terminated as BCP PHP’s outstanding term loan credit facility was extinguished on June 8, 2022. Refer to Note 8—Debt and Financing Costs in the Notes to our Consolidated Financial Statements for further information about the refinancing transactions.

In November 2022, the Company entered into an interest rate swap with a notional amount of $1.00 billion effective on May 1, 2023 and maturing on May 31, 2025. The Company pays a fixed rate of 4.46% for the respective notional amount.
The fair value or settlement value of the consolidated interest rate swaps outstanding are presented on a gross basis on the Consolidated Balance Sheets. Interest rate swap derivative assets were $2.7 million and nil as of December 31, 2022 and 2021, respectively. Interest rate swap derivative liabilities were $8.3 million and $2.7 million as of December 31, 2022 and 2021, respectively. The Company recorded cash settlements on interest rate swap derivatives of $10.9 million, $2.9 million, and $9.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, in “Interest Expense” of the Consolidated Statements of Operations. In addition, the Company recorded fair value adjustments of $7.9 million, $4.5 million and $18.9 million for the years ended December 31, 2022, 2021 and 2020, respectively, in “Interest Expense” of the Consolidated Statements of Operations.
Commodity Price Risk
The results of the Company’s operations may be affected by the market prices of oil, natural gas and NGLs. A portion of the Company’s revenue is directly tied to local natural gas, natural gas liquids and condensate prices in the Permian Basin and the U.S. Gulf Coast. Fluctuations in commodity prices also impact operating cost elements both directly and indirectly. Management regularly reviews the Company’s potential exposure to commodity price risk and manages exposure of such risk through commodity hedge contracts.
During 2022, the Company entered into 11 commodity swap contracts based on the NGL-Mont Belvieu Purity Ethane-OPIS and Waha Basis index on various notional quantities of natural gas and NGLs. These index swaps are used to hedge against location price risk of the commodity resulting from supply and demand volatility and protect cash flows against price fluctuations. Table below presents detail information of commodity swaps outstanding as of December 31, 2022 (in thousands, except volumes):

		December 31, 2022
Commodity	Instruments	Unit	Volume	Net Fair Value
Natural Gas (short contracts)	Commodity Swap	MMBtus	5,895,000	$4,737
NGL (short contracts)	Commodity Swap	Gallons	87,906,000	(3,308)
				$1,429
Similarly, in 2021 and 2020 BCP Raptor, LLC (“BCP I”) and BCP Raptor II, LLC (“BCP II”) had WTI crude hedges at a specific notional amount that provided for a fixed price for crude in the Permian Basin and Waha basis hub hedges on various notional quantities of gas that either provided a fixed price differential of natural gas in the Permian Basin relative to the NYMEX natural gas contract or provided a fixed price for natural gas in the Permian Basin. These commodity swaps expired before December 31, 2021.
The fair value or settlement value of the swaps outstanding are presented on a gross basis on the Consolidated Balance Sheet. Commodity swap derivative assets were $4.3 million and nil as of December 31, 2022 and 2021, respectively. Commodity swap derivative liabilities were $5.7 million and $0.2 million as of December 31, 2022 and 2021, respectively. The Company recorded cash settlements on commodity swap derivatives of $0.2 million, $16.5 million, and $1.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, in “Product Revenue” of the Consolidated Statements of Operations. In addition, the Company recorded fair value adjustments of $1.4 million, $16.9 million and $1.6 million for the years ended December 31, 2022, 2021 and 2020, respectively, in “Product Revenue” of the Consolidated Statements of Operations.

15. SHARE-BASED COMPENSATION
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

Immediately upon Closing, all outstanding Class A-1 and Class A-2 units were cancelled and exchanged for 5,300,000 shares (the “Class A Shares”), post Stock Split, of the Company’s Class A Common Stock. These Class A Shares are issued and outstanding as they were distributed pro rata to all holders of Class A-1 and Class A-2 units by the Common Unit limited partners from the 50,000,000 common units, pre-Stock-Split, that such limited partners received upon the Closing. The Common Unit limited partners redeemed Common Units needed for the Class A shares distribution upon the Closing. The Class A Shares are held in escrow and will vest over three to four years. Similarly, the Class A-3 units were exchanged for approximately 326,000, post Stock Split, Class C Common Stock and Common Units (the “Class C Shares”) and will vest over four years. The Company also issued approximately 76,000, post Stock Split, replacement restricted share awards (“Replacement Awards”) to new employees that transitioned from ALTM as part of the merger. These changes for all three share types established a new measurement date. The Class A Shares, Class C Shares and Replacement Awards were valued based on the Company’s publicly quoted stock price on the measurement date, which was the Closing Date of the Transaction.
During 2022, pursuant to the Company’s 2019 Omnibus Compensation Plan, as amended from time to time (the “Plan”), the Company granted a total of 13,941 restricted stock units (“RSUs”) to certain members of the Board, which were valued based on the Company’s publicly quoted stock price on grant date and vested immediately on grant date, which will be settled in shares of Class A Common Stock at such time elected by each non-employee director’s deferral election form. The Company also granted a total of 46,858 RSUs to employees during 2022, which were valued based on the Company’s publicly quoted stock price on grant date and were subject to a vesting period between one and three years, subject to continued employment through the applicable vesting date. Once vested, the employee RSUs will be settled in shares of Class A Common Stock.
With respect to above shares and RSUs, the Company recorded compensation expenses of $42.8 million, in the “General and administrative expenses” of the Consolidated Statement of Operations, for year ended December 31, 2022 based on a straight-line amortization of the associated awards’ fair value over the respective vesting life of the shares. With respect to the above incentive units, no compensation expenses were recorded for the years ended December 31, 2021 and 2020, as the incentive units were considered non-vested prior to their cancellation and exchange for Class A or Class C Common Stock, and no RSUs were granted during 2021 or 2020.

16. INCOME TAXES
The total income tax provision consists of the following:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Current income taxes:
State	$522	$—	$—
	522	—	—
Deferred income taxes:
State	2,094	1,865	968
	2,094	1,865	968
Total	$2,616	$1,865	$968
The difference between the effective income tax rate and the U.S. statutory rate is reconciled below:

Year Ended
December 31, 2022
U.S. statutory rate(1)	21.00%
Tax attributable to Noncontrolling interest	(17.55)%
State tax rate	1.03%
Other	1.22%
Valuation allowance	(4.67)%
Effective rate	1.03%
(1)Prior to the Closing on February 22, 2022, the Company was organized as a limited partnership and was not subject to the U.S. federal income tax for the years ended December 31, 2021 and 2020.

The net deferred tax assets reflect the tax impact of temporary differences between the asset and liability amounts carried on the balance sheet under U.S. GAAP and amounts utilized for income tax purposes. The net deferred tax assets consist of the following:

	December 31,
	2022	2021

	(In thousands)
Deferred tax assets:
Investment in partnership	$156,763	$—
Net operating losses	61,555	—
Other	1,412	—
Total deferred tax assets	219,730	—
Valuation allowance	(219,730)	—
Net deferred tax assets	—	—
Deferred tax liabilities:
Property, plant, and equipment	11,018	7,190
Net deferred tax liabilities	$(11,018)	$(7,190)
For state purposes, the Company records deferred tax assets and liabilities based on the differences between the carrying value and tax basis of assets and liabilities recorded on the Consolidated Balance Sheets. The deferred tax liabilities recorded as of December 31, 2022 and 2021 relate to these differences.
For federal purposes, the Company has a deferred tax asset related to our investment in the Partnership and net operating losses. The Company recorded a full allowance valuation on its deferred tax assets, as it has determined that more-likely-than-not that the benefit of the deferred tax assets will not be realized.
Internal Revenue Code (“IRC”) Section 382 addresses company ownership changes and specifically limits the utilization of certain deductions and other tax attributes on an annual basis following an ownership change. The Company experienced an ownership change within the meaning of IRC Section 382 during 2022 (prior to the closing of the Transaction) that subjected certain of the Company’s tax attributes, including net operating losses ("NOLs"), to an IRC Section 382 limitation. Since the ownership change, the Company has generated additional NOLs and other tax attributes that are not currently subject to an IRC Section 382 limitation.
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

December 31, 2022

(In thousands)
Balance at beginning of year	$—
Increased related to ALTM acquisition	5,238
Reductions related to current year activities	(5,238)
Balance at end of year	$—
The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. Each quarter the Company assesses the amounts provided for and, as a result, may increase (expense) or reduce (benefit) the amount of interest and penalties. The Company has recorded no interest or penalties associated with its unrecognized tax benefit. Uncertain tax positions may change in the next twelve months; however, the Company does not expect any possible change to have a significant impact on the results of operations or financial position. If incurred, Company will record income tax interest and penalties as a component of income tax expense. As of December 31, 2022, tax years 2018 through 2022 remain subject to examination by various taxing authorities.

17. EARNINGS PER SHARE (EPS)
Basic EPS is computed by dividing net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding and the assumed issuance of all potentially dilutive securities. Each issue of potential common shares is evaluated separately in sequence from the most dilutive to the least dilutive. The dilutive effect of share-based payment awards and stock options is calculated using the treasury stock method, which assumes share purchases are calculated using the average share price of Kinetik common stock during the applicable period. The Company uses the if-converted method to compute potential common shares from potentially dilutive convertible securities. Under the if-converted method, dilutive convertible securities are assumed to be converted from the date of the issuance and the resulting common shares are included in the denominator of the diluted EPS calculation for the period being presented.
The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per common share:

	Year Ended December 31,
	2022	2021	2020

	(In thousands, except per share amounts)
Net income attributable to Class A common shareholders	$40,735	$—	$—
Less: Net income available to participating unvested restricted Class A common shareholders(1)	(12,530)	—	—
Excess preferred carrying amount over consideration paid(2)	32,900	—	—
Total net income attributable to Class A common shareholders	$61,105	$—	$—

Weighted average shares outstanding - basic(3)	41,326	—	—
Dilutive effect(4)(5) of unvested Class A common shares	35	—	—
Weighted average shares outstanding - diluted	41,361	—	—

Net income available per common share - basic	$1.48	$—	$—
Net income available per common share - diluted	$1.48	$—	$—
(1)Represents dividends paid to unvested restricted Class A common shareholders.
(2)Represented excess of carrying value of redeemable noncontrolling interest Preferred Units over redemption price at redemption.
(3)Share amounts have been retrospectively restated to reflect the Company’s two-for-one Stock Split. Refer to Note 11—Equity and Warrants in the Notes to our Consolidated Financial Statements for further information.
(4)The effect of an assumed exchange of the outstanding public and private warrants for shares of Class A Common Stock would have been anti-dilutive for all periods presented in which the public and private warrants were outstanding.
(5)The effect of an assumed exchange of outstanding Common Units (and the cancellation of a corresponding number of shares of outstanding Class C Common Stock) would have been anti-dilutive for all periods presented in which the Common Units were outstanding.
Further discussion of the Company’s outstanding common stock, warrants and any applicable redemption rights is provided in Note 11—Equity and Warrants. Further discussion of the Preferred Units and associated embedded features and earn-out consideration can be found in Note 12—Series A Cumulative Redeemable Preferred Units and Note 18—Commitments and Contingencies, respectively.

18.    COMMITMENTS AND CONTINGENCIES
Accruals for loss contingencies arising from claims, assessments, litigation, environmental, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. As of December 31, 2022 and 2021, there were no accruals for loss contingencies.

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
Environmental Matters
As an owner of infrastructure assets with rights to surface lands, the Company is subject to various local and federal laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations and subject the Company to liability for pollution damages. The Company is not aware of any environmental claims existing as of December 31, 2022, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity.
Contingent Liabilities
2019 PDC Acquisition
As part of the acquisition of Permian Gas on June 11, 2019, consideration included a contingent liability arrangement with PDC Permian, Inc. (“PDC”). The arrangement requires additional monies to be paid by the Company to PDC on a per Mcf basis if the actual annual Mcf volume amounts exceed forecasted annual Mcf volume amounts starting in 2020 and continuing through 2029. The arrangement defines the incentive rate per Mcf for each qualifying year and the total monies paid under this arrangement are capped at $60.5 million. Amounts are payable on an annual basis over the earn-out period. The fair value of the contingent liability recognized on the acquisition date of $3.9 million was estimated utilizing the following key assumptions: (1) present value factors based on the Company’s weighted-average cost of capital, 2) a probability weighted payout based on an estimate of future volumes and (3) a discount period consistent with the arrangement’s life and the respective due dates of the potential future payments. Based on current forecasts and discussions with PDC, management revalued this contingent liability with updated assumptions at each reporting period. The Company did not expect PDC’s actual annual Mcf volume amounts to exceed forecasted amounts as of December 31, 2022; therefore, the estimated fair value of the contingent consideration liability was nil as of December 31, 2022. The estimated fair value of the contingent consideration liability related to this acquisition was $0.8 million as of December 31, 2021.
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

19.    Related Party Transactions
Transactions between related parties are considered to be related party transactions even though they may not be given accounting recognition. FASB ASC Topic 850, Related Party Transactions (“Topic 850”), requires that transactions with related parties that would make a difference in decision making shall be disclosed so that users of the financial statements can evaluate their significance.
Upon the Closing of the Transaction on February 22, 2022, the following shareholders own more than 10% of the Company’s issued and outstanding Common Stock: BCP Raptor Aggregator LP, Blackstone Management Partners, LLC, BX Permian Pipeline Aggregator LP, Buzzard Midstream LLC and Apache Midstream, LLC. Out of these affiliates, the Company has product and service revenue contracts and operating expense contracts with Apache Midstream. In addition, Apache Midstream acquired Titus Oil and Gas, LLC (“Titus”) in October 2022, at which time Titus became a related party.
The Company identifies the below unconsolidated affiliates as related parties:
Also, upon Closing of the Transaction, the Company acquired initial equity interests in Breviloba, GCX and EPIC- and an additional equity interest in PHP. Investments in these EMIs are accounted for using the equity investment method and are considered unconsolidated affiliates. The Company makes contributions, receives distributions and records equity in earnings or losses from these EMIs. See Note 7—Equity Method Investments in the Notes to our Consolidated Financial Statements in this Form 10-K for further information. In addition to equity investment activities, the Company pays a demand fee to PHP and a capacity fee to Breviloba for certain volumes transported on the Shin Oak NGL Pipeline.
Jetta Permian, LP (“Jetta”) and Primexx Energy Partners, Ltd. (“Primexx”) were affiliates of Blackstone under which we shared common control. Jetta became a related party effective with the Company’s purchase of EagleClaw on June 22, 2017. Effective July 1, 2021, Jetta was acquired by EOG Resources, Inc. and was no longer considered a related party as of December 31, 2021. Primexx became a related party effective October 1, 2017. Effective October 6, 2021, Primexx was no longer considered a related party as it was purchased by Callon Petroleum Company. The Company has commercial gas gathering and processing contracts with Jetta and Primexx.
The following table summarizes transactions with the above unconsolidated affiliates. Investment contributions, distributions and equity in earnings from EMIs are detailed in Note 7—Equity Method Investments in the Notes to our Consolidated Financial Statements in this Form 10-K, thus, not included in the table below. Apache Midstream, Titus, GCX, EPIC and Breviloba were not considered related parties during 2021 and 2020 and Jetta and Primexx were not considered related parties during 2022.

	For the Year Ended December 31,
	2022	2021	2020

	(In thousands)
Operating revenue	$107,662	$7,300	$13,300
Operating expense	632	—	—
Cost of sales	39,304	62,900	37,100
As of December 31, 2022, accounts receivable due from Apache Midstream and Titus totaled $17.6 million and immaterial accounts payable were due to Apache Midstream or Titus. As of December 31, 2022, no accounts receivable or payable were due from or to PHP or Breviloba. As of December 31, 2021, no accounts receivable or payable were due from or to Jetta or Primexx.

20.    SEGMENTS
Our two operating segments represent the Company’s segments for which discrete financial information is available and is utilized on a regular basis by our chief operating decision maker (“CODM”) to make key operating decisions, assess performance and allocate resources. Our Chief Executive Officer is the CODM. These segments are strategic business units with differing products and services. No operating segments have been aggregated to form the reportable segments. Therefore, our two operating segments represent our reportable segments. Upon Closing, our CODM reviewed the Company and ALTM’s reporting segment activities. The Company then renamed its Gathering and Processing segment to Midstream Logistics and its Transmission segment to Pipeline Transportation. These name changes were made to better align segment activities with the name of the respective segment. There was no change in segment composition or structure for the years ended December 31, 2022 and 2021 aside from the additions of new operations as a result of the Transaction.
The activities of each of our reportable segments from which the Company earns revenues, records equity earnings or losses and incurs expenses are described below:

•Midstream Logistics: The Midstream Logistics segment operates under three service offerings, 1) gas gathering and processing, 2) crude oil gathering, stabilization and storage services and 3) water gathering and disposal.
•Pipeline Transportation: The Pipeline Transportation segment consists of equity investment interests in four Permian Basin pipelines that access various points along the Texas Gulf Coast, Brandywine NGL Pipeline and Delaware Link Pipeline that is under development. The current operating pipelines transport crude oil, natural gas and NGLs.
The following tables present the reconciliation of the segment profit measure as of and for the years ended December 31, 2022, 2021 and 2020:

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated(2)

For the year ended December 31, 2022	(In thousands)
Segment net income (loss) including noncontrolling interests	$150,957	$180,965	$(81,201)	$250,721
Add back:
Interest expense (income)	47,419	(664)	102,497	149,252
Income tax expense (benefit)	456	(39)	2,199	2,616
Depreciation and amortization	259,318	1,016	11	260,345
Contract assets amortization	1,807	—	—	1,807
Proportionate EMI EBITDA	—	268,826	—	268,826
Share-based compensation	—	—	42,780	42,780
Loss (gain) on disposal of assets	12,645	—	(34)	12,611
Loss (gain) on debt extinguishment	27,983	(8)	—	27,975
Integration costs	1,314	93	10,801	12,208
Acquisition transaction costs	9	—	6,403	6,412
Other one-time costs or amortization	14,137	4	2,214	16,355
Deduct:
Warrant valuation adjustment	—	—	133	133
Gain on redemption of mandatorily redeemable Preferred units	—	—	9,580	9,580
Gain on embedded derivative	—	—	89,050	89,050
Equity income from unconsolidated affiliates	—	180,956	—	180,956
Segment adjusted EBITDA(3)	$516,045	$269,237	$(13,093)	$772,189

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated(2)

For the year ended December 31, 2021	(In thousands)
Segment net income (loss) including noncontrolling interests	$(35,969)	$53,318	$(15,867)	$1,482
Add back:
Interest expense	110,389	6,976	—	117,365
Income tax expense	1,535	330	—	1,865
Depreciation and amortization	243,045	513	—	243,558
Contract assets amortization	1,792	—	—	1,792
Proportionate EMI EBITDA	—	83,593	—	83,593
Loss on disposal of assets	359	23	—	382
Derivatives loss due to Winter Storm Uri	13,456	—	—	13,456
Acquisition transaction costs	—	—	5,730	5,730
Other one-time costs or amortization	2,494	182	180	2,856
Producer settlement	6,827	—	—	6,827
Deduct:
Interest income	115	—	—	115
Equity income from unconsolidated affiliates	—	63,074	—	63,074
Gain on debt extinguishment	4	—	—	4
Segment adjusted EBITDA(3)	$343,809	$81,861	$(9,957)	$415,713

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated(2)

For the year ended December 31, 2020	(In thousands)
Segment loss including noncontrolling interests	$(1,128,529)	$(17,644)	$(9,616)	$(1,155,789)
Add back:
Interest expense	119,650	15,866	—	135,516
Income tax expense	968	—	—	968
Depreciation and amortization	223,763	—	—	223,763
Contract assets amortization	1,805	—	—	1,805
Proportionate EMI EBITDA	—	1,150	—	1,150
Goodwill impairment	1,010,773	—	—	1,010,773
Loss on disposal of assets	3,454	—	—	3,454
Loss from unconsolidated affiliate	—	308	—	308
Deduct:
Interest income	1	1	1	3
Gain on debt extinguishment	868	—	—	868
Segment adjusted EBITDA(3)	$231,015	$(321)	$(9,617)	$221,077
(1)Corporate and Other represents those results that: (i) are not specifically attributable to a reportable segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items.
(2)Results do not include legacy ALTM prior to February 22, 2022. Refer to Note 1 —Description of Business and Basis of Presentation in the Notes to our Consolidated Financial Statements in this Form 10-K, for further information on the Company’s basis of presentation.
(3)Adjusted EBITDA is a non-GAAP measure; please see Key Performance Metrics in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K, for a definition and reconciliation to the GAAP measure.
The following tables present the revenue for each individual operating segment for the years ended December 31, 2022, 2021 and 2020:

	Midstream Logistics	Pipeline Transportation	Consolidated

For the year ended December 31, 2022	(In thousands)
Revenue	$1,198,474	$1,833	$1,200,307
Other revenue	13,175	8	13,183
Total segment operating revenue	$1,211,649	$1,841	$1,213,490

	Midstream Logistics	Pipeline Transportation	Consolidated

For the year ended December 31, 2021	(In thousands)
Revenue	$658,299	$—	$658,299
Other revenue	3,737	8	3,745
Total segment operating revenue	$662,036	$8	$662,044

	Midstream Logistics	Pipeline Transportation	Consolidated

For the year ended December 31, 2020	(In thousands)
Revenue	$408,159	$—	$408,159
Other revenue	2,012	5	2,017
Total segment operating revenue	$410,171	$5	$410,176
The following table presents total capital expenditures, including property, plant and equipment and intangible assets, for each operating segment for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
	2022	2021	2020

	(In thousands)
Midstream Logistics	$195,346	$82,662	$199,054
Pipeline Transportation	26,233	50	—
Total capital expenditures	$221,579	$82,712	$199,054
The following table presents total assets for each operating segment as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

	(In thousands)
Midstream Logistics	$3,486,948	$2,916,774
Pipeline Transportation(1)	2,414,829	635,784
Segment total assets	5,901,777	3,552,558
Corporate and other	17,934	648
Total assets	$5,919,711	$3,553,206
(1)Includes investment in unconsolidated affiliates of $2,381.3 million and $626.5 million as of December 31, 2022 and 2021, respectively.

21.    SUBSEQUENT EVENTS
In February 2023, the Board approved a share repurchase program (“Repurchase Program”), authorizing discretionary purchases of the Company’s Class A Common Stock up to $100 million in the aggregate. Repurchases may be made at management’s discretion from time to time, in accordance with applicable securities laws, on the open market or through privately negotiated transactions and may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act. Privately negotiated repurchases from affiliates are also authorized under the Repurchase Program, subject to such affiliates’ interest and other limitations. The repurchases will depend on market conditions and may be discontinued at any time without prior notice.