Form 10-Q
period 2023-03-31
Kinetik Holdings Inc.
filed 2023-05-04
CIK 1692787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s Class A Common Stock, par value $0.0001 per share issued and outstanding as of April 30, 2023	49,057,209
Number of shares of registrant’s Class C Common Stock, par value $0.0001 per share issued and outstanding as of April 30, 2023	94,089,038

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
•Bcf/d. One Bcf per day
•Btu. One British thermal unit, which is the quantity of heat required to raise the temperature of a one-pound mass of water by one degree Fahrenheit
•CODM. Chief Operating Decision Maker
•Delaware Basin. Located on the western section of the Permian Basin. The Delaware Basin covers a 6.4M acre area
•Field. An area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations
•GAAP. United States Generally Accepted Accounting Principles
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
•the market prices of oil, natural gas, NGLs and other products or services;
•competition from other pipelines, terminals or other forms of transportation and competition from other service providers for gathering system capacity and availability;
•production rates, throughput volumes, reserve levels and development success of dedicated oil and gas fields;
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
•the impact of federal, state and local political, regulatory and environmental developments where we conduct our business operations;
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
•our ability to integrate operations or realize any anticipated benefits, savings or growth of the Transaction (as defined herein). See Note 2 – Business Combination in the Notes to our Condensed Consolidated Financial Statements set forth in this Form 10-Q;
•general economic and political conditions, including the armed conflict in Ukraine, epidemics or pandemics and the actions taken by third parties in response to such epidemics or pandemics, the impact of continued inflation, central bank policy actions, bank failures and associated liquidity risks and other factors; and other factors disclosed in “Part I, Item 1A. — Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 7, 2023.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2023	2022(4)

	(In thousands, except per share data)
Operating revenues:
Service revenue	$103,425	$80,445
Product revenue	173,824	174,928
Other revenue	3,791	1,876
Total operating revenues(1)	281,040	257,249
Operating costs and expenses:
Costs of sales (exclusive of depreciation and amortization shown separately below)(2)	115,877	120,275
Operating expenses	35,973	29,871
Ad valorem taxes	5,458	4,153
General and administrative expenses	27,511	22,752
Depreciation and amortization expenses	68,854	61,023
Loss on disposal of assets	102	110
Total operating costs and expenses	253,775	238,184
Operating income	27,265	19,065
Other income (expense):
Interest and other income	294	250
Gain on redemption of mandatorily redeemable Preferred Units	—	4,493
Loss on embedded derivative	—	(2,886)
Interest expense	(69,308)	(26,774)
Equity in earnings of unconsolidated affiliates	46,464	27,917
Total other (expense) income, net	(22,550)	3,000
Income before income taxes	4,715	22,065
Income tax expense	416	676
Net income including noncontrolling interest	4,299	21,389
Net income attributable to Preferred Unit limited partners	—	4,993
Net income attributable to common shareholders	4,299	16,396
Net income attributable to Common Unit limited partners	2,863	12,531
Net income attributable to Class A Common Stock Shareholders	$1,436	$3,865

Net (loss) income attributable to Class A Common Shareholders per share
Basic	$(0.06)	$0.10
Diluted	$(0.06)	$0.10

Weighted-average shares(3)
Basic	47,392	37,392
Diluted	47,605	37,426
(1)Includes amounts of $25.3 million and $15.6 million associated with related parties for the three months ended March 31, 2023 and 2022, respectively.
(2)Includes amounts of $14.6 million and $3.6 million associated with related parties for the three months ended March 31, 2023 and 2022, respectively.
(3)Share and per share amounts have been retrospectively restated to reflect the Company’s reverse stock split, which was effected June 8, 2022.
(4)The results of the legacy ALTM business are not included in the Company’s consolidated financials prior to February 22, 2022. Refer to the basis of presentation in Note 1—Description of the Organization and Summary of Significant Accounting Policies in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for further information.
The accompanying Notes are an integral part of the unaudited Condensed Consolidated Financial Statements

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2023	2022

	(In thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,984	$6,394
Accounts receivable, net of allowance for credit losses of $1,000 in 2023 and 2022(1)	199,028	204,036
Derivative assets	13,834	6,963
Prepaid and other current assets	31,366	24,474
	246,212	241,867
NONCURRENT ASSETS:
Property, plant and equipment, net	2,634,173	2,535,212
Intangible assets, net	676,516	695,389
Derivative asset, non-current	124	—
Operating lease right-of-use assets	64,097	28,551
Deferred charges and other assets	85,551	32,275
Investment in unconsolidated affiliate	2,412,905	2,381,340
Goodwill	5,077	5,077
	5,878,443	5,677,844
Total assets	$6,124,655	$5,919,711
LIABILITIES, NONCONTROLLING INTEREST, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,323	$17,899
Accrued expenses	176,307	173,914
Derivative liabilities	6,662	5,718
Current portion of operating lease liabilities	39,773	22,810
Other current liabilities	7,236	7,487
	248,301	227,828
NONCURRENT LIABILITIES
Long term debt, net	3,511,648	3,368,510
Contract liabilities	21,991	22,693
Operating lease liabilities	25,238	6,023
Derivative liabilities	27,123	8,328
Other liabilities	4,310	2,677
Deferred tax liabilities	11,381	11,018
	3,601,691	3,419,249
Total liabilities	3,849,992	3,647,077
COMMITMENTS AND CONTINGENCIES (Note 16)
Redeemable noncontrolling interest — Common Unit limited partners	2,910,861	3,112,409
EQUITY:
Class A Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 49,054,411 and 45,679,447 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	5	5
Class C Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 94,089,038 and 94,270,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively(2)	9	9
Additional paid-in capital	229,672	118,840
Accumulated deficit	(863,452)	(958,629)
Treasury stock, at cost (81,862 and nil shares as of March 31, 2023 and December 31, 2022, respectively)	(2,432)	—
Total equity	(636,198)	(839,775)
Total liabilities, noncontrolling interest, and equity	$6,124,655	$5,919,711
(1)Includes amounts of $24.2 million and $17.6 million associated with related parties as of March 31, 2023 and December 31, 2022, respectively.
(2)Share amounts have been retrospectively restated to reflect the Company’s stock split, which was effected June 8, 2022.
The accompanying Notes are an integral part of the unaudited Condensed Consolidated Financial Statements

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$4,299	$21,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	68,854	61,023
Amortization of deferred financing costs	1,521	3,389
Amortization of contract costs	1,655	448
Distributions from unconsolidated affiliate	67,764	48,073
Derivatives settlement	974	(884)
Derivative fair value adjustment	11,770	(8,745)
Warrants fair value adjustment	(44)	—
Gain on redemption of mandatorily redeemable Preferred Units	—	(4,493)
Loss on disposal of assets	102	110
Equity in earnings from unconsolidated affiliates	(46,464)	(27,917)
Loss on debt extinguishment	—	129
Share-based compensation	17,540	6,132
Deferred income taxes	363	676
Changes in operating assets and liabilities:
Accounts receivable	5,008	(67,446)
Other assets	(2,206)	(456)
Accounts payable	(3,175)	(6,766)
Accrued liabilities	(10,679)	73,961
Other non-current liabilities	1,677	—
Operating leases	632	(230)
Net cash provided by operating activities	119,591	98,393
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment expenditures	(58,862)	(29,234)
Intangible assets expenditures	(9,755)	(3,559)
Investments in unconsolidated affiliate	(58,658)	—
Distributions from unconsolidated affiliate	5,793	—
Cash proceeds from disposals	14	—
Net cash (paid for) acquired in acquisitions	(125,000)	13,401
Net cash used in investing activities	(246,468)	(19,392)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	—	(26,382)
Proceeds from revolver	267,000	7,000
Payments on revolver	(125,000)	—
Redemption of mandatorily redeemable Preferred Units	—	(60,702)
Cash dividends paid to Class A Common Stock shareholders	(16,927)	—
Distribution paid to Class C Common Unit limited partners	(174)	—
Repurchase of Class A Common Stock	(2,432)	—
Net cash provided by (used in) financing activities	122,467	(80,084)
Net change in cash	(4,410)	(1,083)
CASH, BEGINNING OF PERIOD	6,394	18,729
CASH, END OF PERIOD	$1,984	$17,646

SUPPLEMENTAL SCHEDULE OF INVESTING AND FINANCING ACTIVITIES
Cash paid for interest, net of amounts capitalized	$36,745	$25,801
Property and equipment and intangible accruals in accounts payable and accrued liabilities	$32,715	$14,340
Class A Common Stock issued through dividend and distribution reinvestment plan	$87,658	$—

Fair value of ALTM assets acquired	$—	$2,445,665
Class A Common Stock issued in exchange	—	1,013,745
ALTM liabilities and mezzanine equity assumed	$—	$1,431,920
The accompanying Notes are an integral part of the unaudited Condensed Consolidated Financial Statements

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Redeemable Noncontrolling Interest — Preferred Unit Limited Partners(2)	Redeemable Noncontrolling Interest — Common Unit Limited Partners	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Equity
			Shares(1)	Amount	Shares(1)	Amount

	(In thousands)		(In thousands)
For the Three Months Ended March 31, 2022
Balance at December 31, 2021	$—	$1,006,843	—	$—	50,000	$5	$—	$—	$—	$5
ALTM acquisition	462,717	—	16,246	2	—	—	1,013,743	—	—	1,013,745
Distributions payable to Preferred Unit limited partners	(6,937)	—	—	—	—	—	—	—	—	—
Redemption of Common Units	—	(170,060)	2,740	—	(2,740)	—	170,060	—	—	170,060
Share-based compensation	—	—	—	—	—	—	6,132	—	—	6,132
Remeasurement of contingent consideration	—	—	—	—	—	—	4,450	—	—	4,450
Net income	4,993	12,531	—	—	—	—	—	3,865	—	3,865
Change in redemption value of noncontrolling interests	—	2,336,117	—	—	—	—	(1,194,385)	(1,141,732)	—	(2,336,117)
Balance at March 31, 2022	$460,773	$3,185,431	18,986	$2	47,260	$5	$—	$(1,137,867)	$—	$(1,137,860)
For the Three Months Ended March 31, 2023
Balance at December 31, 2022	$—	$3,112,409	45,679	$5	94,270	$9	$118,840	$(958,629)	$—	$(839,775)
Redemption of Common Units	—	(5,634)	181	—	(181)	—	5,634	—	—	5,634
Issuance of common stock through dividend and distribution reinvestment plan	—	—	3,071	—	—	—	87,658	—	—	87,658
Repurchase of Class A Common Stock	—	—	(82)	—	—	—	—	—	(2,432)	(2,432)
Share-based compensation	—	—	205	—	—	—	17,540	—	—	17,540
Net income	—	2,863	—	—	—	—	—	1,436	—	1,436
Change in redemption value of noncontrolling interests	—	(128,211)	—	—	—	—	—	128,211	—	128,211
Distribution paid to Common Units limited partners	—	(70,566)	—	—	—	—	—	—	—	—
Cash dividends on Class A Common Stock ($0.75 per share)	—	—	—	—	—	—	—	(34,470)	—	(34,470)
Balance at March 31, 2023	$—	$2,910,861	49,054	$5	94,089	$9	$229,672	$(863,452)	$(2,432)	$(636,198)
(1)Share amounts have been retrospectively restated to reflect the Company’s Stock Split, which was effected on June 8, 2022. Refer to Note 10—Equity and Warrants in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for further information.
(2)Certain redemption features embedded within the Preferred Units require bifurcation and measurement at fair value. For further detail, refer to Note 12—Series A Cumulative Redeemable Preferred Units in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Commission on March 7, 2023.

The accompanying Notes are an integral part of the unaudited condensed consolidated financial statements

KINETIK HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These condensed consolidated financial statements have been prepared by Kinetik Holdings Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). They reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods, on a basis consistent with the annual audited financial statements, with the exception of recently adopted accounting pronouncements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with Kinetik Holdings Inc.’s audited financial statements and related notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2023.
1. DESCRIPTION OF THE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
BCP Raptor Holdco, LP (“BCP”), the Company’s predecessor for accounting purposes, was formed on April 25, 2017 as a Delaware limited partnership to acquire and develop midstream oil and gas assets. BCP’s primary operating subsidiaries are EagleClaw Midstream Ventures, LLC and CR Permian Holdings, LLC. Both subsidiaries were formed to design, engineer, install, own and operate facilities and provide services for produced natural gas gathering, compression, processing, treating and dehydration, and condensate separation, stabilization, and storage, crude oil gathering and storage, water gathering and disposal assets.
Altus Midstream Company (“ALTM”) was originally incorporated on December 12, 2016 in Delaware under the name Kayne Anderson Acquisition Corp. (“KAAC”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. KAAC completed its initial public offering in the second quarter of 2017. On August 3, 2018, Altus Midstream LP was formed in Delaware as a limited partnership and wholly-owned subsidiary of KAAC and entered into a contribution agreement with certain affiliates of Apache Corporation (“Apache” and such affiliates the “Altus Midstream Entities”), formed by Apache between May 2016 and January 2017, for the purpose of acquiring, developing and operating midstream oil and gas assets in the Alpine High resource play and surrounding areas. On November 9, 2018, KAAC acquired all equity interests of the Altus Midstream Entities and changed its name to Altus Midstream Company.
On February 22, 2022 (the “Closing Date”), Kinetik Holdings Inc., a Delaware corporation (formerly known as Altus Midstream Company), consummated the previously announced business combination transactions contemplated by the Contribution Agreement, dated as of October 21, 2021 (the “Contribution Agreement”), by and among the Company, Altus Midstream LP (now known as Kinetik Holdings LP), a Delaware limited partnership and subsidiary of Altus Midstream Company (the “Partnership”), New BCP Raptor Holdco, LLC, a Delaware limited liability company (“Contributor”), and BCP. The transactions contemplated by the Contribution Agreement are referred to herein as the “Transaction.” In connection with the closing of the Transaction (the “Closing”), the Company changed its name from “Altus Midstream Company” to “Kinetik Holdings Inc.” Unless the context otherwise requires, “ALTM” refers to the registrant prior to the Closing and “we,” “us,” “our,” and the “Company” refer to Kinetik Holdings Inc., the registrant and its subsidiaries following the Closing.
Through its consolidated subsidiaries, the Company provides comprehensive gathering, water disposal, transportation, compression, processing and treating services necessary to bring natural gas, NGLs and crude oil to market. Additionally, the Company owns equity interests in four separate Permian Basin pipeline entities that have access to various markets along the Texas Gulf Coast.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. Certain reclassifications of prior year balances have been made to conform such amounts to current year presentation. These reclassifications have no impact on net income. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year; accordingly, you should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our 2022 Form 10-K.. All intercompany balances and transactions have been eliminated in consolidation.
Prior to the Closing, the Company’s financial statements that were filed with the SEC were derived from ALTM’s accounting records. As the Transaction was determined to be a reverse merger, BCP was considered as the accounting acquirer and ALTM was the legal acquirer. The accompanying Condensed Consolidated Financial Statements herein include (1) BCP’s net assets carried at historical value, (2) BCP’s historical results of operations prior to the Transaction, (3) the ALTM’s net assets carried at fair value as of the Closing Date and (4) the combined results of operations with the Company’s results presented within the Condensed Consolidated Financial Statements from February 22, 2022 going forward. Therefore, the results of the legacy ALTM business are not included in the Company’s consolidated financials prior to February 22, 2022. Refer to Note 2—Business Combination to our Condensed Consolidated Financial Statements in this Form 10-Q for additional discussion.
The Company completed a two-for-one Stock Split on June 8, 2022. All corresponding per-share and share amounts for periods prior to June 8, 2022 have been retroactively restated in this Form 10-Q to reflect the two-for-one Stock Split, except for the number of Common Units and shares of Class C Common Stock described above in relation to the Transaction, which are presented at pre-Stock-Split amounts. This presentation is consistent with our previous public filings and the terms of the Contribution Agreement.
Significant Accounting Policies
The accounting policies that we follow are set forth in Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report. There were no significant updates or revisions to our accounting policies during the three months ended March 31, 2023.
Inventory
Other current assets include condensate, residue gas and NGLs inventories that are valued at the lower of cost or market. Inventory was valued at $4.2 million and $4.8 million as of March 31, 2023 and December 31, 2022, respectively.
Transactions with Affiliates
The accounts receivable from or payable to affiliates represent the net result of the Company’s monthly revenue, capital and operating expenditures, and other miscellaneous transactions to be settled with Apache and its subsidiaries, who controlled the Company prior to the Transaction. Accounts receivable from affiliates was $24.2 million and $17.6 million as of March 31, 2023 and December 31, 2022, respectively. Revenue from affiliates was $25.3 million and $15.6 million for the three months ended March 31, 2023 and 2022, respectively. Accrued expense due to affiliates was immaterial, and operating expenses were $0.3 million and nil for the three months ended March 31, 2023 and 2022, respectively.
In addition, the Company incurred cost of sales with two of its equity method investment (“EMI”) pipeline entities, Permian Highway Pipeline LLC (“PHP”) and Breviloba, LLC (“Breviloba”). The Company paid a demand fee to PHP and paid a capacity fee to Breviloba for certain volumes moving on the Shin Oak NGL Pipeline. For the three months ended March 31, 2023 and 2022, the Company recorded cost of sales of $14.6 million and $3.6 million, respectively, with these affiliates.

2.    BUSINESS COMBINATIONS
As of March 31, 2023, our allocation of purchase price for acquisitions made during 2023 and 2022 are detailed below:

	Acquisition Date	Acquisition	Considerations Transferred	Current Assets	Property Plant & Equipment	Intangible Assets	Other Long Term Assets	Goodwill	Liabilities	Noncontrolling Interest
			(In thousands)
(1)	Q1 2023	Midstream Infrastructure Assets and Incentive and Acceleration Agreement(a)	$125,000	$4,736	$61,850	$3,150	$55,264	$—	$—	$—
(2)	Q1 2022	Altus Midstream Company (“ALTM”)	$1,013,745	$38,750	$634,923	$13,200	$1,752,500	$5,077	$(967,988)	$(462,717)

(a)Consideration includes $65 million paid for certain midstream assets and the $60 million paid related to the incentive and acceleration agreement.
Midstream Infrastructure Assets
The Partnership closed on a purchase and sale agreement for certain midstream assets for $65.0 million together with a new 20 year midstream service agreement. In addition, the Partnership entered into an incentive and acceleration agreement related to near term supplemental development activities on acreage dedicated for midstream services to affiliates of the Partnership. Such development activities will begin in 2023 and are subject to semi-annual performance milestones and subject to refund with consequential monetary penalty if not satisfied. Consideration for the incentive and acceleration agreement of $60 million was capitalized as a contract asset in accordance with ASC 606, of which $4.7 million is included in “Prepaid and Other Current Assets” and $55.3 million is included in “Deferred Charges and Other Assets” in the condensed consolidated balance sheet as of March 31, 2023. These transactions were accounted for as a business combination in accordance with ASC 805. Certain data necessary to complete the purchase price allocation is not yet available, including, but not limited to, the completion of the valuation of the underlying assets and liabilities assumed. The Company is continuing its review of these matters during the measurement period. Acquisition-related costs were immaterial for this transaction.
Altus Midstream Company
On February 22, 2022, the Company consummated the Transaction. Pursuant to the Contribution Agreement, in connection with the Closing, (i) Contributor contributed all of the equity interests of BCP and BCP Raptor Holdco GP, LLC, a Delaware limited liability company and the general partner of BCP (the “Contributed Entities”) to the Partnership; and (ii) in exchange for such contribution, the Partnership transferred to Contributor 50,000,000 common units representing limited partner interests in the Partnership and 50,000,000 shares of the Company’s Class C Common Stock, par value $0.0001 per share.
The Transaction was accounted as a reverse merger in accordance with ASC 805, which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair value. During the 12-month measurement period following the acquisition date, the Company made necessary adjustments as information became available to the purchase price allocation, including, but not limited to, working capital and valuation of the underlying assets of the equity method investments. The Company recorded goodwill of $5.1 million as of December 31, 2022 related to operational synergies. The Company incurred acquisition-related costs of nil and $5.7 million for the three months ended March 31, 2023 and 2022, respectively, related to the Transaction.
3.    REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents a disaggregation of the Company’s revenue:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Gathering and processing services	$103,425	$80,445
Natural gas, NGLs and condensate sales	173,824	174,928
Other revenue	3,791	1,876
Total revenues and other	$281,040	$257,249
There have been no significant changes to the Company’s contracts with customers during the three months ended March 31, 2023. The Company recognized revenues from minimum volume commitment (“MVC”) deficiency payments of $1.1 million and nil for the three months ended March 31, 2023 and 2022, respectively.

Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that has not yet been recognized, representing our contractually committed revenues as of March 31, 2023:

Amount

Fiscal Year	(In thousands)
Remaining of 2023	$27,703
2024	38,970
2025	44,498
2026	34,631
2027	35,405
Thereafter	155,888
$337,095
Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to customer contracts that have fixed pricing and fixed volume terms and conditions, generally including contracts with payment obligations associated with MVCs.
Contract Liabilities
The following table provides information about contract liabilities from contracts with customers as of March 31, 2023:

Amount

(In thousands)
Balance at December 31, 2022	$29,300
Reclassification of beginning contract liabilities to revenue as a result of performance obligations being satisfied	(2,059)
Cash received in advance and not recognized as revenue	669
Balance at March 31, 2023	27,910
Less: Current portion	5,919
Non-current portion	$21,991
Contract liabilities relate to payments received in advance of satisfying performance obligations under a contract, which result from contribution in aid of construction payments. Current and noncurrent contract liabilities are included in “Other Current Liabilities” and “Contract Liabilities,” respectively, of the Condensed Consolidated Balance Sheets.
Contract Cost Assets
The Company has capitalized certain costs incurred to obtain a contract that would not have been incurred if the contract had not been obtained. These costs are recovered through the net cash flows of the associated contract. As of March 31, 2023 and December 31, 2022, the Company had contract acquisition cost assets of $76.2 million and $17.8 million, respectively. Current and noncurrent contract cost assets are included in “Prepaid and Other Current Assets” and “Deferred Charges and Other Assets,” respectively, of the Condensed Consolidated Balance Sheets. The Company amortizes these assets as cost of sales on a straight-line basis over the life of the associated long-term customer contracts. The Company recognized cost of sales associated with these assets of $1.7 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

4.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at carrying value, is as follows:

	March 31,	December 31,
	2023	2022

	(In thousands)
Gathering, processing, and transmission systems and facilities	$3,004,016	$2,904,084
Vehicles	10,331	9,290
Computers and equipment	5,504	4,289
Less: accumulated depreciation and accretion	(512,451)	(474,258)
Total depreciable assets, net	2,507,400	2,443,405
Construction in progress	104,900	70,325
Land	21,873	21,482
Total property, plant, and equipment, net	$2,634,173	$2,535,212
The cost of property classified as “Construction in progress” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet available to be placed into productive service as of the respective reporting date. The Company recorded $38.4 million and $30.8 million of depreciation expense for the three months ended March 31, 2023 and 2022, respectively. There were no triggering events for property, plant and equipment during the three months ended March 31, 2023 and 2022.

5.    GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Goodwill totaled $5.1 million as of March 31, 2023 and December 31, 2022. The goodwill of $5.1 million is within the Midstream Logistics segment, and pertains to excess of the purchase price over net assets acquired in connection with the Transaction.
Goodwill is tested at least annually as of November 30 of each year, or more frequently as events occur or circumstances change that would more-likely-than-not reduce fair value of a reporting unit below its carrying value. Company’s management assesses whether there have been events or circumstances that trigger the fair value of the reporting unit to be lower than its net carrying value since consummation of the Transaction and concluded that goodwill was not impaired as of March 31, 2023.
Intangible Assets
Intangible assets, net, are comprised of the following:

	March 31,	December 31,
	2023	2022

	(In thousands)
Customer contracts	$1,142,278	$1,137,831
Right of way assets	134,716	127,539
Less accumulated amortization	(600,478)	(569,981)
Total amortizable intangible assets, net	$676,516	$695,389
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

On March 31, 2023, remaining weighted average amortization periods for customer contracts and right of way assets were approximately 7.36 years and 6.95 years, respectively. Overall remaining weighted average amortization period for the intangible assets as of March 31, 2023 was approximately 7.31 years.
The Company recorded $30.5 million and $30.2 million of amortization expense for the three months ended March 31, 2023 and 2022, respectively. There was no impairment recognized on intangible assets for the three months ended March 31, 2023 and 2022.

6.    EQUITY METHOD INVESTMENTS
As of March 31, 2023, the Company owned investments in the following long-haul pipeline entities in the Permian Basin. These investments were accounted for using the equity method of accounting. For each EMI pipeline entity, the Company has the ability to exercise significant influence based on certain governance provisions and its participation in the significant activities and decisions that impact the management and economic performance of the EMI pipeline. The table below presents the ownership percentages and investment balances held by the Company for each entity:

		March 31,	December 31,
	Ownership	2023	2022

		(In thousands)
Permian Highway Pipeline LLC ("PHP")	53.3%	$1,519,825	$1,474,800
Breviloba, LLC ("Breviloba")	33.0%	450,926	455,057
Gulf Coast Express Pipeline LLC ("GCX")	16.0%	442,154	451,483
		$2,412,905	$2,381,340
Additionally, as of March 31, 2023, the Company also owned 15.0% of Epic Crude Holdings, LP (“EPIC”). However, no dollar value was assigned through the Transaction’s purchase price allocation as an adjustment was made to eliminate equity in losses of EPIC. No additional contribution was made to EPIC and no distribution or equity income was received from EPIC during the three months ended March 31, 2023.
The unamortized basis differences included in the EMI pipeline balances were $359.8 million and $363.2 million as of March 31, 2023 and December 31, 2022, respectively. These amounts represent differences in the Company’s contributions to date and the Company’s underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized basis differences will be amortized into equity income over the useful lives of the underlying pipeline assets. There was capitalized interest of $14.7 million and $13.4 million as of March 31, 2023 and December 31, 2022, respectively. Capitalized interest is amortized on a straight-line basis into equity income.
The following table presents the activity in the Company’s EMIs for the three months ended March 31, 2023:

	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC	Total

	(In thousands)
Balance at December 31, 2022	$1,474,800	$455,057	$451,483	$2,381,340
Acquisitions	—	—		—
Contributions	57,218	—	—	57,218
Distributions	(42,570)	(11,869)	(19,118)	(73,557)
Capitalized interest	1,440	—	—	1,440
Equity income, net(1)	28,937	7,738	9,789	46,464
Balance at March 31, 2023	$1,519,825	$450,926	$442,154	$2,412,905
(1)For the three months ended March 31, 2023, net of amortization of basis differences and capitalized interests, which represents undistributed earnings, the amortization was $1.9 million from PHP, $0.2 million from Breviloba, LLC and $1.6 million from GCX.

Summarized Financial Information
The following tables represent selected statement of operations data for the Company’s EMI pipelines (on a 100 percent basis) for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023			2022
	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC

	(In thousands)
Revenues	$92,840	$45,901	$89,748	$97,856	$48,521	$89,973
Operating income	56,805	21,949	65,216	59,476	26,314	63,443
Net income	59,691	22,211	71,091	59,213	26,366	63,529

7.    DEBT AND FINANCING COSTS
The following table summarizes the Company’s debt obligations as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022

	(In thousands)
$2.0 billion unsecured term loan	$2,000,000	$2,000,000
$1.0 billion 2030 senior unsecured notes	1,000,000	1,000,000
$1.25 billion revolving line of credit	537,000	395,000
Total long-term debt	3,537,000	3,395,000
Less: Debt issuance costs, net(1)	(25,352)	(26,490)
Total long-term debt, net	$3,511,648	$3,368,510
(1) Excluded unamortized debt issuance cost related to the revolving line of credit. Unamortized debt issuance cost associated with the revolving line of credit was $6.5 million and $6.9 million as of March 31, 2023 and December 31, 2022, respectively. The current and non-current portion of the unamortized debt issuance costs related to the revolving credit facilities were included in the “Prepaid and other current assets” and the “Deferred charges and other assets” of the Condensed Consolidated Balance Sheets.
The table below presents the components of the Company’s financing costs, net of capitalized interest:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Capitalized interest	$(2,233)	$(104)
Debt issuance costs	1,521	3,389
Interest expense	70,020	23,489
Total financing costs, net of capitalized interest	$69,308	$26,774
As of March 31, 2023 and December 31, 2022, unamortized debt issuance costs associated with the senior unsecured notes and the term loan were $25.4 million and $26.5 million, respectively. The amortization of the debt issuance costs was charged to interest expense for the periods presented. The amount of debt issuance costs included in interest expense was $1.5 million and $3.4 million for the three months ended March 31, 2023 and 2022, respectively.

Compliance with our Covenants
Both the revolving credit agreement with Bank of America, N.A., as administrative agent and the term loan credit agreement with PNC Bank as administrative agent contain customary covenants and restrictive provisions which may, among other things, limit the Partnership’s ability to create liens, incur additional indebtedness, make restricted payments, or liquidate, dissolve, consolidate with, or merge into or with any other person. The 5.875% Senior Notes due 2030 also contain covenants and restrictive provisions.

As of March 31, 2023, the Partnership was in compliance with all customary and financial covenants.
Fair Value of Financial Instruments
The fair value of the Company and its subsidiaries’ consolidated debt as of March 31, 2023 and December 31, 2022 was $3.52 billion and $3.34 billion, respectively. On March 31, 2023, the senior unsecured notes’ fair value was based on Level 1 inputs and the term loan and revolving line of credit’s fair value was based on Level 3 inputs.

8.    ACCRUED EXPENSES
The following table provides detail of the Company’s current accrued expenses on March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022

	(In thousands)
Accrued product purchases	$95,922	$115,773
Accrued taxes	5,785	19,509
Accrued salaries, vacation, and related benefits	3,143	3,934
Accrued capital expenditures	15,830	3,892
Accrued interest	38,774	24,815
Accrued other expenses	16,853	5,991
Total current accrued expenses	$176,307	$173,914
Accrued product purchases mainly accrue the liabilities related to producer payments and any additional business-related miscellaneous fees we owe to third parties, such as transport or capacity fees as of March 31, 2023.

9.    LEASE
Components of lease costs are included in the Condensed Consolidated Statements of Operations as general and administrative expense for real-estate leases and operating expense for non-real estate leases. Total operating lease costs were $10.8 million and $9.1 million for the three months ended March 31, 2023 and 2022, respectively. Short-term lease costs were $19 thousand and $2.6 million for the three months ended March 31, 2023 and 2022, respectively. Variable lease cost was immaterial for the three months ended March 31, 2023 and 2022.

The following table presents other supplemental lease information:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,632	$9,154
Right-of-use assets obtained in exchange for new operating lease liabilities	$63	$4,490
Weighted-average remaining lease term — operating leases (in years)	1.94	1.82
Weighted-average discount rate — operating leases	8.89%	7.58%

10. EQUITY AND WARRANTS
Redeemable Noncontrolling Interest — Common Unit Limited Partners
On February 22, 2022, the Company consummated a business combination with Altus pursuant to the Contribution Agreement. In connection with the closing, (i) Contributor contributed all of the equity interests of the Contributed Entities to the Partnership; and (ii) in exchange for such contribution, the Partnership transferred to Contributor 50,000,000 common units representing limited partner interests in the Partnership and 50,000,000 shares of the Company’s Class C Common Stock, par value $0.0001 per share. Please refer to the “Transaction” above.
The redemption option of the Common Unit is not legally detachable or separately exercisable from the instrument and is non-transferable, and the Common Unit is redeemable at the option of the holder. Therefore, the Common Unit is accounted for as redeemable noncontrolling interest and classified as temporary equity on the Company’s Condensed Consolidated Balance Sheets. During the first three months of 2023, 180,962 common units were redeemed on a one-for-one basis for shares of Class A Common Stock and a corresponding number of shares of Class C Common Stock were cancelled. There were 94,089,038 Common Units and an equal number of Class C Common Stock issued and outstanding as of March 31, 2023. The Common Units fair value was approximately $2.91 billion as of March 31, 2023.
Common Stock
As of March 31, 2023, there were 49,054,411 and 94,089,038 shares, respectively, of Class A Common Stock and Class C Common Stock issued and outstanding (collectively, “Common Stock”).
Public Warrants
As of March 31, 2023, there were 12,577,350 Public Warrants (as defined below) outstanding. Each whole public warrant entitles the holder to purchase one tenth of a share of Class A Common Stock at a price of $115.00 per share (the “Public Warrants”). The Public Warrants will expire on November 9, 2023 or upon redemption or liquidation. The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant with not less than 30 days’ notice provided to the Public Warrant holders. However, this redemption right can only be exercised if the reported last sale price of the Class A Common Stock equals or exceeds $180.00 per share for any 20-trading days within a 30-trading day period ending three business days prior to sending the notice of redemption to the Public Warrant holders.
Private Placement Warrants
As of March 31, 2023, there were 6,364,281 Private Placement Warrants (as defined below) outstanding, of which Apache holds 3,182,140. The private placement warrants will expire on November 9, 2023 and are identical to the Public Warrants discussed above, except (i) they will not be redeemable by the Company so long as they are held by the initial holders or their respective permitted transferees and (ii) they may be exercised by the holders on a cashless basis (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”).
The Company recorded a fair value of $25 thousand for the Public Warrants and a fair value of $19 thousand for the Private Warrants as of March 31, 2023 on the Condensed Consolidated Balance Sheet in other non-current liabilities. Refer to Note 11—Fair Value Measurement in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for additional discussion regarding valuation of the Warrants.
Stock Repurchase Program
In February 2023, the Board of Directors (the “Board”) approved a share repurchase program (“Repurchase Program”), authorizing discretionary purchases of the Company’s Class A Common Stock up to $100.0 million in the aggregate. Repurchases may be made at management’s discretion from time to time, in accordance with applicable securities laws, on the open market or through privately negotiated transactions and may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act. Privately negotiated repurchases from affiliates are also authorized under the Repurchase Program, subject to such affiliates’ interest and other limitations. The repurchases will depend on market conditions and may be discontinued at any time without prior notice. For the three months ended March 31, 2023, the Company repurchased 81,862 shares at a total cost of $2.4 million.
Dividend

During the three months ended March 31, 2023, the Company made cash dividend payments of $17.1 million to holders of Class A Common Stock and Class C Common Units and $87.9 million was reinvested in shares of Class A Common Stock by Reinvestment Holders.
See Note 18 - Subsequent Events for discussion of dividend declared on April 19, 2023.

11. FAIR VALUE MEASUREMENTS
The Company’s Condensed Consolidated Balance Sheets reflect a mixture of measurement methods for financial assets and liabilities. Public and private warrants, contingent liabilities and derivative financial instruments are reported at fair value. Other financial instruments are reported at historical cost or amortized cost on our Condensed Consolidated Balance Sheets. Long-term debt is primarily the other financial instrument for which carrying value could vary significantly from fair value. See Note 7—Debt and Financing Costs in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for further information.
Topic 820 establishes a framework for measuring fair value in U.S. GAAP, clarifies the definition of fair value within that framework and requires disclosures about the use of fair value measurements. Topic 820 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Topic 820 provides a framework for measuring fair value, establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and requires consideration of the counterparty’s creditworthiness when valuing certain assets.
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
The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Level 1	Level 2	Level 3	Total

	(In thousands)
Commodity swap	$—	$10,545	$—	$10,545
Interest rate derivatives	—	3,413	—	3,413
Total assets	$—	$13,958	$—	$13,958

Commodity swaps	$—	$7,529	$—	$7,529
Interest rate derivatives	—	26,256	—	26,256
Public warrants	25	—	—	25
Private warrants	—	—	19	19
Total liabilities	$25	$33,785	$19	$33,829

	December 31, 2022
	Level 1	Level 2	Level 3	Total

	(In thousands)
Commodity swap	$—	$4,288	$—	$4,288
Interest rate derivatives	—	2,675	—	2,675
Total assets	$—	$6,963	$—	$6,963

Commodity swaps	$—	$5,718	$—	$5,718
Interest rate derivatives	—	8,328	—	8,328
Public warrants	50	—	—	50
Private warrants	—	—	38	38
Total liabilities	$50	$14,046	$38	$14,134
Our derivative contracts consist of interest rate swaps and commodity swaps. Valuation of these derivative contracts involved both observable publicly quoted prices and certain inputs to the credit valuation that may not be readily observable in the marketplace. As such our derivative contracts are classified as Level 2 in the hierarchy. Refer to Note 12—Derivatives and Hedging Activities in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for further discussion related to commodity swaps and interest rate derivatives.
The carrying value of the Company’s Public Warrants are recorded at fair value based on quoted market prices, a Level 1 fair value measurement. The carrying value of the Company’s Private Placement Warrants are recorded at fair value determined using an option pricing model, a Level 3 fair value measurement, which is calculated based on key assumptions related to expected volatility of the Company’s common stock, an expected dividend yield, the remaining term of the warrants outstanding and the risk-free rate based on the U.S. Treasury yield curve in effect at the time of the valuation. These assumptions are estimated utilizing historical trends of the Company’s common stock, Public Warrants and other factors. Change in fair value of the warrants since closing of the Transaction through reporting date was recorded in “Interest and other income” of the Condensed Consolidated Statements of Operations.
The carrying amounts reported on the Condensed Consolidated Balance Sheets for the Company’s remaining financial assets and liabilities approximate fair value due to their short-term nature. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three months ended March 31, 2023 and 2022.

12. DERIVATIVES AND HEDGING ACTIVITIES
The Company is exposed to certain risks arising from both its business operations and economic conditions, and it enters into certain derivative contracts to manage exposure to these risks. To minimize counterparty credit risk in derivative instruments, the Company enters into transactions with high credit-rating counterparties. The Company did not elect to apply hedge accounting to these derivative contracts and recorded the fair value of the derivatives on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.

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
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract.
During November 2022 and March 2023, the Company entered into three interest rate swaps with total notional amounts of $2.25 billion that are effective on May 1, 2023 and mature on May 31, 2025. Under these swaps, the Company pays a fixed rate ranging from 4.38% to 4.49% for the respective notional amounts.
The fair value or settlement value of the consolidated interest rate swaps outstanding are presented on a gross basis on the Condensed Consolidated Balance Sheets. Interest rate swap derivative assets were $3.4 million and $2.7 million as of March 31, 2023 and December 31, 2022, respectively. Interest rate swap derivative liabilities were $26.3 million and $8.3 million as of March 31, 2023 and December 31, 2022, respectively. The Company recorded cash settlements on interest rate swap derivatives of nil and $0.7 million for the three months ended March 31, 2023 and 2022, respectively, in “Interest expense” of the Condensed Consolidated Statements of Operations. In addition, the Company recorded fair value adjustments of $17.2 million and $11.6 million for the three months ended March 31, 2023 and 2022, respectively, in “Interest expense” of the Condensed Consolidated Statements of Operations.
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
During the past two quarters, the Company has entered into numerous commodity swap contracts based on the OPIS NGL Mont Belvieu prices for ethane, propane and butane, the Waha Basis index and the NYMEX WTI index. These contracts are on various notional quantities of NGLs, natural gas and crude. Similarly, the Company has entered into various natural gas and crude basis spread swaps. These index swaps are effective over the next 1 to 15 months and are used to hedge against location price risk of the respective commodity resulting from supply and demand volatility and protect cash flows against price fluctuations. The table below presents detailed information of commodity swaps outstanding as of March 31, 2023 (in thousands, except volumes):

		March 31, 2023
Commodity	Instruments	Unit	Volume	Net Fair Value
Natural Gas	Commodity Swap	MMBtus	6,380,000	$(6,254)
NGL	Commodity Swap	Gallons	157,281,600	9,252
Crude	Commodity Swap	Bbl	137,500	258
Natural Gas Basis Spread Swaps	Commodity Swap	MMBtus	29,850,000	(574)
Crude Gas Basis Spread Swaps	Commodity Swap	Bbl	496,000	334
				$3,016
The fair value or settlement value of the swaps outstanding are presented on a gross basis on the Condensed Consolidated Balance Sheets. Commodity swap derivative assets were $10.5 million and $4.3 million as of March 31, 2023 and December 31, 2022, respectively. Commodity swap derivative liabilities were $7.5 million and $5.7 million as of March 31, 2023 and December 31, 2022, respectively. The Company recorded cash settlements on commodity swap derivatives of $1.0 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively, in “Product revenue” of the Condensed Consolidated Statements of Operations. In addition, the Company recorded fair value adjustments of $5.4 million and nil for the change in fair value of commodity swap derivatives for the three months ended March 31, 2023 and 2022, respectively, in “Product revenue” of the Condensed Consolidated Statements of Operations.

13. SHARE-BASED COMPENSATION
Prior to the Closing, the Company issued incentive units, which included performance and service conditions, to certain employees and Board members. The units consisted of Class A-1, Class A-2 and Class A-3 units. These units derived value from the Company’s certain wholly owned subsidiaries. Class A-1 and A-2 units would have vested upon either (i) the date of consummation of a change in control or (ii) the date that is 1-year following the consummation of the initial public offering (“IPO”) of the Company (or its successor) (collectively “Exit Events”). Class A-3 units would have vested upon a change in control, if the participants were employed at the time of the event, or upon termination of the participant by the Company.
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
During the first quarter of 2023, pursuant to the Company’s 2019 Omnibus Compensation Plan, as amended from time to time (the “Plan”), the Company granted approximately 370,000 restricted stock units (“RSUs”) to its employees with cliff vesting on January 1, 2026 and approximately 181,000 RSUs to employees that were vested immediately. The 181,000 RSUs with no vesting terms were granted to employees who received their bonus in Company stock in lieu of cash bonus awards.
With respect to the above shares, the Company recorded compensation expenses of $17.5 million and $6.1 million for the three months ended March 31, 2023 and 2022, respectively, based on a straight-line amortization of the associated awards’ fair value over the respective vesting life of the shares.

14. INCOME TAXES
The Company is subject to U.S. federal income tax and the Texas margin tax. Income tax expense included in the Condensed Consolidated Financial Statements in this Form 10-Q is as follows:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Income before income taxes	$4,715	$22,065
Income tax expense	$416	$676
Effective tax rate	8.82%	3.06%
The effective tax rate for the three months ended March 31, 2023 was lower than the statutory rate mainly due to the impact of tax attributable to noncontrolling interests related to the Common Units limited partners and valuation allowance.

15.    NET INCOME PER SHARE
The computation of basic and diluted net income per share for the periods presented in the Condensed Consolidated Financial Statements is shown in the tables below.

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per share amounts)
Net income attributable to Class A common shareholders	$1,436	$3,865
Less: Net income available to participating unvested restricted Class A common shareholders(1)	(4,156)	—
Total net income (loss) attributable to Class A common shareholders	$(2,720)	$3,865

Weighted average shares outstanding - basic(2)	47,392	37,392
Dilutive effect(3)(4) of unvested Class A common shares	213	34
Weighted average shares outstanding - diluted	47,605	37,426

Net income (loss) available per common share - basic	$(0.06)	$0.10
Net income (loss) available per common share - diluted	$(0.06)	$0.10
(1)Represents dividends paid to unvested restricted Class A common shareholders.
(2)Share amounts have been retrospectively restated to reflect the Company’s two-for-one Stock Split. Refer to Note 10—Equity and Warrants in the Notes to our Condensed Consolidated Financial Statements for further information.
(3)The effect of an assumed exchange of the outstanding public and private warrants for shares of Class A Common Stock would have been anti-dilutive for all periods presented in which the public and private warrants were outstanding.
(4)The effect of an assumed exchange of outstanding Common Units (and the cancellation of a corresponding number of shares of outstanding Class C Common Stock) would have been anti-dilutive for all periods presented in which the Common Units were outstanding.

16.    COMMITMENTS AND CONTINGENCIES
Accruals for loss contingencies arising from claims, assessments, litigation environmental, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. As of March 31, 2023 and December 31, 2022, there were no accruals for loss contingencies.
Litigation
The Company is a party to various legal actions arising in the ordinary course of its businesses. In accordance with ASC 450, Contingencies, the Company accrues reserves for outstanding lawsuits, claims and proceedings when a loss contingency is probable and can be reasonably estimated. The Company estimates the amount of loss contingencies using current available information from legal proceedings, advice from legal counsel and available insurance coverage. Due to the inherent subjectivity of the assessments and unpredictability of the outcomes of the legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the legal proceedings in question. Thus, the Company’s exposure and ultimate losses may be higher, and possibly significantly more, than the amounts accrued.
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
Environmental Matters
As an owner of infrastructure assets with rights to surface lands, the Company is subject to various local and federal laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations and subject the Company to liability for pollution damages. The Company is not aware of any environmental claims existing as of March 31,

2023, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity.
Contingent Liabilities
Permian Gas Acquisition
As part of the acquisition of Permian Gas on June 11, 2019, consideration included a contingent liability arrangement with PDC Permian, Inc. (“PDC”). The arrangement requires additional monies to be paid by the Company to PDC on a per Mcf basis if the actual annual Mcf volume amounts exceed forecasted annual Mcf volume amounts starting in 2020 and continuing through 2029. The total monies paid under this arrangement are capped at $60.5 million. Amounts are payable on an annual basis over the earn-out period. Based on current forecasts and discussions with PDC, management revalues this contingent liability with updated assumptions at each reporting period. PDC’s actual annual Mcf volume did not exceed the incentive rate during the past three years and the Company did not expect PDC’s actual annual Mcf volume amounts to exceed forecasted amounts as of March 31, 2023; therefore, the estimated fair value of the contingent consideration liability was nil as of March 31, 2023 and December 31, 2022.
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
•Pipeline Transportation: The Pipeline Transportation segment consists of equity investment interests in four Permian Basin pipelines that access various points along the Texas Gulf Coast, Kinetik NGL Pipeline and Delaware Link Pipeline that is under development. The current operating pipelines transport crude oil, natural gas and NGLs.
The Midstream Logistics segment accounts for more than 99% of the Company’s operating revenues, cost of sales (excluding depreciation and amortization), operating expenses and ad valorem expenses. The Pipeline Transportation segment contains all of the Company’s equity method investments, which contribute more than 99% of the segment’s EBITDA. Corporate and Other contains the Company’s executive and administrative functions, including 85% of the Company’s general and administrative expenses and all of the Company’s debt service costs.
The following tables present the reconciliation of the segment profit measure as of and for the three months ended March

31, 2023 and 2022:

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated
	(In thousands)
For the Three Months Ended March 31, 2023
Segment net income (loss) including noncontrolling interests	$51,012	$46,432	$(93,145)	$4,299
Add back:
Interest expense (income)	9	—	69,299	69,308
Income tax expense (benefit)	—	—	416	416
Depreciation and amortization	68,393	455	6	68,854
Contract assets amortization	1,655	—	—	1,655
Unrealized hedging (gain) loss	(4,987)	—	—	(4,987)
Proportionate EMI EBITDA	—	71,867	—	71,867
Share-based compensation	—	—	17,540	17,540
Loss (gain) on disposal of assets	102	—	—	102
Integration costs	7	—	918	925
Acquisition transaction costs	33	—	235	268
Other one-time costs or amortization	3,025	—	723	3,748
Deduct:
Warrant valuation adjustment	—	—	44	44
Equity income from unconsolidated affiliates	—	46,464	—	46,464
Segment adjusted EBITDA(3)	$119,249	$72,290	$(4,052)	$187,487

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated(2)

	(In thousands)
For the Three Months Ended March 31, 2022
Segment net income (loss) including noncontrolling interests	$9,185	$29,136	$(16,932)	$21,389
Add back:
Interest expense (income)	26,642	(1,614)	1,617	26,645
Gain on redemption of mandatorily redeemable Preferred units	—	—	(4,493)	(4,493)
Income tax expense (benefit)	457	(39)	258	676
Depreciation and amortization	60,893	130	—	61,023
Contract assets amortization	448	—	—	448
Proportionate EMI EBITDA	—	40,741	—	40,741
Share-based compensation	—	—	6,132	6,132
Loss on disposal of assets	110	—	—	110
Loss on debt extinguishment	129	—	—	129
Unrealized loss on embedded derivatives	—	—	2,886	2,886
Integration costs	4,104	—	2,047	6,151
Acquisition transaction costs	4	—	5,672	5,676
Other one-time costs or amortization	918	—	277	1,195
Deduct:
Equity income from unconsolidated affiliates	—	27,917	—	27,917
Segment adjusted EBITDA(3)	$102,890	$40,437	$(2,536)	$140,791
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
(3)Adjusted EBITDA is a non-GAAP measure; please see Key Performance Metrics in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q, for a definition and reconciliation to the GAAP measure.

The following tables present the revenue for individual operating segment for the three months ended March 31, 2023 and 2022:

	Midstream Logistics	Pipeline Transportation	Consolidated

	(In thousands)
For the Three Months Ended March 31, 2023
Revenue	$276,555	$694	$277,249
Other revenue	3,789	2	3,791
Total segment operating revenue	$280,344	$696	$281,040

	Midstream Logistics	Pipeline Transportation	Consolidated

	(In thousands)
For the Three Months Ended March 31, 2022
Revenue	$255,373	$—	$255,373
Other revenue	1,874	2	1,876
Total segment operating revenue	$257,247	$2	$257,249
The following table presents total assets for each operating segment as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022

	(In thousands)
Midstream Logistics	$3,637,003	$3,486,948
Pipeline Transportation(1)	2,463,333	2,414,829
Segment total assets	6,100,336	5,901,777
Corporate and other	24,319	17,934
Total assets	$6,124,655	$5,919,711
(1)Includes investment in unconsolidated affiliates of $2.41 billion and $2.38 billion as of March 31, 2023 and December 31, 2022, respectively.

18.    SUBSEQUENT EVENTS
On April 19, 2023, the Board declared a cash dividend of $0.75 per share on the Company’s Class A Common Stock which will be payable to stockholders of record as of May 5, 2023 on May 17, 2023. The Company, through its ownership of the general partner of the Partnership, declared a distribution of $0.75 per Common Unit from the Partnership to the holders of Common Units.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses the results of our operations for the three month periods ended March 31, 2023, as compared to our results of operations for the same periods in 2022. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods. The business combination of ALTM and BCP and their respective consolidated subsidiaries closed on February 22, 2022. As the transaction was determined to be a reverse merger, BCP was considered the accounting acquirer and ALTM was considered the legal acquirer. Therefore, BCP’s net assets, carried at historical value, were presented as the predecessor to the Company’s historical financial statements and the comparable period presented herein reflects the results of operations of BCP for the three months ended March 31, 2022 and results of operations of ALTM from the Closing Date through March 31, 2022.
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
Business Combination
On February 22, 2022 (the “Closing Date”), Kinetik Holdings Inc., a Delaware corporation (formerly known as Altus Midstream Company), consummated the previously announced business combination transactions contemplated by the Contribution Agreement, dated as of October 21, 2021 (the “Contribution Agreement”), by and among the Company, Altus Midstream LP (now known as Kinetik Holdings LP), a Delaware limited partnership and subsidiary of Altus Midstream Company (the “Partnership”), New BCP Raptor Holdco, LLC, a Delaware limited liability company (“Contributor”), and BCP. The transactions contemplated by the Contribution Agreement are referred to herein as the “Transaction.” In connection with the closing of the Transaction (the “Closing”), the Company changed its name from “Altus Midstream Company” to “Kinetik Holdings Inc.” Upon closing of the business combination, BCP and its subsidiaries became wholly owned subsidiaries of the Partnership. The Transaction was accounted for as a reverse merger pursuant to ASC 805 Business Combination (“ASC 805”).
Refer to Note 2—Business Combination in the Notes to our Condensed Consolidated Financial Statements for further information.
Overview
We are an integrated midstream energy company in the Permian Basin providing comprehensive gathering, transportation, compression, processing and treating services. Our core capabilities include a variety of service offerings including natural gas gathering, transportation, compression, treating and processing; NGLs stabilization and transportation; produced water gathering and disposal; and crude oil gathering, stabilization, storage and transportation. The Company’s corporate office is located in Houston, TX and our operations are strategically located in the heart of the Delaware Basin.
Our Operations and Segments
Upon Closing, the Company renamed its Gathering and Processing segment to Midstream Logistics and renamed its Transmission segment to Pipeline Transportation. These name changes were made to better align segment activities with the name of each respective segment. The Midstream Logistics segment operates under three service offerings, 1) gas gathering and processing, 2) crude oil gathering, stabilization and storage services and 3) water gathering and disposal. The Pipeline Transportation segment consists of four equity method investment (“EMI”) pipelines originating in the Permian Basin with various access points to the Texas Gulf Coast, Kinetik NGL Pipeline and Delaware Link Pipeline that is under development. The pipelines transport crude oil, natural gas and NGLs within the Permian Basin and to the Texas Gulf Coast.
Midstream Logistics
Gas Gathering and Processing. The Midstream Logistics segment provides gas gathering and processing services with over 1,500 miles of low and high-pressure steel pipeline located throughout the Delaware Basin. Gas processing assets are centralized at five processing complexes with total cryogenic processing capacity of approximately 2.0 Bcf/d.
Crude Oil Gathering, Stabilization and Storage Services. Crude gathering assets are centralized at the Caprock Stampede Terminal and the Pinnacle Sierra Grande Terminal. The system includes approximately 220 miles of gathering pipeline and 90,000 barrels of crude storage.

Water Gathering and Disposal. The system includes over 360 miles of gathering pipeline and approximately 760,000 barrels per day of permitted disposal capacity.
Pipeline Transportation
EMI pipelines. The Company owns the following equity interests in four EMI pipelines in the Permian Basin with access to various points along the Texas Gulf Coast: 1) an approximate 53.3% equity interest in Permian Highway Pipeline LLC (“PHP”), which is also owned and operated by Kinder Morgan; 2) 16% equity interest in Gulf Coast Express Pipeline LLC (“GCX”), which is owned and operated by Kinder Morgan; 3) 33% equity interest in Shin Oak, which is owned by Breviloba, LLC, and operated by Enterprise Products Operating LLC; and 4) 15% equity interest in Epic Crude Holdings, LP (“EPIC”), which is operated by EPIC Consolidated Operations, LLC.
Kinetik NGL Pipeline. Approximately 30 miles of 20-inch NGL pipelines connected to our Diamond Cryogenic complex.
Delaware Link Pipeline. The Company is currently building the Delaware Link Pipeline, which will provide additional transportation capacity to Waha when it is put into service. The project is expected to be complete in the fourth quarter of 2023. Upon completion, this pipeline is estimated to be 40 miles and to have a capacity of approximately 1.0 Bcf/d.
Factors Affecting Our Business
Commodity Price Volatility
There has been, and we believe there will continue to be, volatility in commodity prices and in the relationships among NGLs, crude oil and natural gas prices. As a result of uncertainty around global commodity supply and demand, uncertainty in global economic recovery from the aftereffects of the COVID-19 pandemic and the armed conflict in Ukraine, and uncertainty from the recent banking turmoil and its effects on financial markets, global oil and natural gas commodity prices continue to remain volatile. The volatility and uncertainty of natural gas, crude oil and NGL prices impact drilling, completion and other investment decisions by producers and ultimately supply to our systems. Although the armed conflict in Ukraine generated commodity price upward pressure, and our operation could benefit in an environment of higher natural gas, NGLs and condensate prices, the instability of international political environment and human and economic hardship resulting from the conflict would have a highly uncertain impact on the U.S. economy, which in turn, might affect our business and operations adversely. Our product sales revenue is exposed to commodity price fluctuations. Therefore, commodity price decline and sustained periods of low natural gas and NGL prices could have an adverse effect on our product revenue stream. Also, after a rapid rise of oil and natural gas prices in first half of 2022, oil and natural gas prices have moderated from their peaks during the past six months. The Company continues to monitor commodity prices closely and may enter into commodity price hedges from time to time as necessary to mitigate the volatility risk. In addition, the Company, when economically appropriate, enters into fee-based arrangements that insulate the Company from commodity price volatility.
Inflation and Interest Rates
The annual rate of inflation in the United States dropped slightly to 5.0% in March 2023 compared to 8.5% in March 2022, as measured by the Consumer Price Index, which was the lowest since May 2021. However, the Federal Open Market Committee (“FOMC”) maintains its long run goals of maximum employment and inflation at the rate of 2.00%. In support of these goals, the FOMC decided to raise the target range for the federal funds rate to 4.75% and 5.00% during its meeting in March 2023. FOMC acknowledged the current stress on the banking system, stating that while the United States banking system is sound and resilient, recent developments are likely to result in tighter credit conditions for households and businesses and to affect economic activity, hiring, and inflation. The extent of these effects is uncertain. There is uncertainty regarding whether inflation will continue to be tamed by the FOMC’s effort or whether the FOMC will continue to tighten its monetary policy in the next 12 months. Increased interest rates will increase our operating costs and have a negative impact on the Company’s ability to meet its contractual debt obligations and to fund its operating expenses, capital expenditures, dividends and distributions. The Company will continue to actively evaluate and analyze whether any additional forms of interest rate hedging should be implemented to mitigate interest rate exposure.
Supply Chain Considerations
During 2022, challenging supply chain issues emerged that we expect will continue at least through the first half of 2023. Geopolitical events have further disrupted global supply chains and caused volatile commodity prices for natural gas, NGLs and crude oil. The United States has banned the import of Russian oil, NGLs and other energy commodities and the European Union has taken steps to reduce imports of Russian oil and natural gas. The principal supply issues facing our industry for the next twelve months include: raw materials availability, finished good inventory, rising freight costs, delays due to port congestion and overall labor shortages.
Recent Developments
Share Repurchase Program
In February 2023, the Board of Directors (the “Board”) approved a share repurchase program (“Repurchase Program”), authorizing discretionary purchases of the Company’s Class A Common Stock up to $100 million in the aggregate. Repurchases may be made at management’s discretion from time to time, in accordance with applicable securities laws, on the open market or through privately negotiated transactions and may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act. Privately negotiated repurchases from affiliates are also authorized under the Repurchase Program, subject to such affiliates’ interest and other limitations. The repurchases will depend on market conditions and may be discontinued at any time without prior notice.
For the three months ended March 31, 2023, the Company repurchased 81,862 shares at a total cost of $2.4 million. For additional information, see “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Quarterly Report on Form 10-Q.

Results of Operations
The following table presents the Company’s results of operations for the periods presented:

	Three Months Ended March 31,
	2023	2022*	% Change

	(In thousands, except percentages)
Revenues:
Service revenue	$103,425	$80,445	29%
Product revenue	173,824	174,928	(1%)
Other revenue	3,791	1,876	102%
Total operating revenues	281,040	257,249	9%
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	115,877	120,275	(4%)
Operating expenses	35,973	29,871	20%
Ad valorem taxes	5,458	4,153	31%
General and administrative expenses	27,511	22,752	21%
Depreciation and amortization expenses	68,854	61,023	13%
Loss on disposal of assets	102	110	(7%)
Total operating costs and expenses	253,775	238,184	7%
Operating income	27,265	19,065	43%
Other income (expense):
Interest and other income	294	250	18%
Gain on redemption of mandatorily redeemable Preferred Units	—	4,493	(100%)
Gain on embedded derivatives	—	(2,886)	(100%)
Interest expense	(69,308)	(26,774)	159%
Equity in earnings of unconsolidated affiliates	46,464	27,917	66%
Total other income (expense), net	(22,550)	3,000	NM
Income before income taxes	4,715	22,065	(79%)
Income tax expense	416	676	(38%)
Net income including noncontrolling interests	$4,299	$21,389	(80%)
* The results of the legacy ALTM business are not included in the Company’s consolidated financials prior to February 22, 2022. Refer to the Form 10-Q basis of presentation in Note 1—Description of the Organization and Summary of Significant Accounting Policies in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q, for further information.
NM - Not meaningful

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Revenues
For the three months ended March 31, 2023, revenue increased $23.8 million, or 9%, to $281.0 million, compared to $257.2 million for the same period in 2022. The increase was primarily driven by period-to-period higher service revenues related to increases in gathered and processed gas volumes.
Service revenue
Service revenue consists of service fees paid to us by our customers for providing comprehensive gathering, treating, processing and water disposal services necessary to bring natural gas, NGLs and crude oil to market. Service revenue for the three months ended March 31, 2023, increased by $23.0 million, or 29%, to $103.4 million, compared to $80.4 million for the same period in 2022. This increase was primarily due to a period-over-period increase in gathered and processed gas volumes of 169.3 Mcf per day and 164.2 Mcf per day, respectively. Over 99% of service revenues are included in the Midstream Logistics segment.

Product revenue
Product revenue consists of commodity sales (including condensate, natural gas residue and NGLs). Product revenue for the three months ended March 31, 2023, decreased by $1.1 million, or 1%, to $173.8 million, compared to $174.9 million for the same period in 2022. Product revenues were flat due to period over period decreases in natural gas, NGL and condensate prices, offset by increased sales volumes of these commodities. NGL prices decreased $23.20 per barrel, or 49%, and condensate prices decreased $20.61 per barrel, or 22%. NGL and condensate sales volumes increased 3.8 million barrels, or 165%. Similarly, natural gas prices decreased period over period by $3.14 per MMBtu, or 70%, while natural gas residue sales volumes increased by 0.3 million MMBtu, or 3%. Product revenues are included entirely in the Midstream Logistics segment.
Operating Costs and Expenses
Costs of sales (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) primarily consists of purchases of NGLs and natural gas from our producers at contracted market prices to support product sales to other third parties. For the three months ended March 31, 2023, cost of sales decreased $4.4 million, or 4%, to $115.9 million, compared to $120.3 million for the same period in 2022. The decrease was primarily driven by lower transportation costs during the current quarter. Cost of sales (exclusive of depreciation and amortization) are included entirely in the Midstream Logistics segment.
Operating expenses
Operating expenses increased by $6.1 million, or 20%, to $36.0 million for the three months ended March 31, 2023, compared to $29.9 million for the same period in 2022. Of the total increase, $4.5 million was driven by the inclusion of Altus operations for the entire period, versus just over a month during the same period of 2022. The remaining increase is primarily the result of higher compression and electricity expenses from the increased gathered and processed volumes discussed above. Over 99% of operating expenses are included in the Midstream Logistics segment.
General and administrative
General and administrative expense increased by $4.8 million, or 21%, to $27.5 million for the three months ended March 31, 2023, compared to $22.8 million for the same period in 2022. The increase was driven by higher share-based compensation of $11.4 million related to a full quarter of stock compensation amortization during 2023 versus just over a month of amortization during the same period of 2022 and due to certain members of management opting to receive their bonuses in the form of stock compensation during March 2023. This increase was partially offset by a decrease of $5.7 million of costs related to the Transaction incurred during the first quarter of 2022.
Depreciation and amortization
Depreciation and amortization expense increased by $7.8 million, or 13%, to $68.9 million for the three months ended March 31, 2023, compared to $61.0 million for the same period in 2022. The increase was primarily driven by the new assets acquired through the Transaction, which closed on February 22, 2022.
Other Income (Expense)
Interest Expense
Interest expense increased by $42.5 million, or 159%, to $69.3 million for the three months ended March 31, 2023, compared to $26.8 million for the same period in 2022. The increase was primarily driven by higher interest rate swap valuation marks of $28.8 million when comparing the first quarter of 2023 to the same period in 2022. The remaining increase relates to higher debt obligations resulting from the comprehensive refinancing completed in June 2022, as well as an overall increase in interest rates associated with the Term Loan Credit Facility (as defined below) and Revolving Credit Facility (as defined below, which carried some variability. Refer to Note—12 Derivatives and Hedging Activities in the Notes to our Consolidated Financial Statements regarding the Company’s strategy in managing interest rate risk.

Equity in earnings of unconsolidated affiliates
Income from EMI pipelines increased by $18.5 million, or 66%, to $46.5 million for the three months ended March 31, 2023, compared to $27.9 million for the same period in 2022. The increase was primarily due to the acquisition of new EMI pipelines and additional equity interests in the Company’s existing EMI pipeline, PHP, through the Transaction, which closed in February 2022. Equity in earnings of unconsolidated affiliates is included entirely in the Pipeline Transportation segment.

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

	Three Months Ended March 31,
	2023	2022*	% Change

	(In thousands, except percentages)
Reconciliation of net income including noncontrolling interests to Adjusted EBITDA
Net income including noncontrolling interests	$4,299	$21,389	(80)%
Add back:
Interest expense	69,308	26,645	160%
Income tax expense	416	676	(38)%
Depreciation and amortization	68,854	61,023	13%
Amortization of contract costs	1,655	448	NM
Proportionate EMI EBITDA	71,867	40,741	76%
Share-based compensation	17,540	6,132	186%
Loss on disposal of assets	102	110	(7)%
Loss on debt extinguishment	—	129	(100)%
Unrealized (gain) loss on commodity or embedded derivatives	(4,987)	2,886	NM
Integration Costs	925	6,151	(85)%
Transaction Costs	268	5,676	(95)%
Other one-time cost or amortization	3,748	1,195	NM
Deduct:
Warrant valuation adjustment	44	—	100%
Gain on redemption of mandatorily redeemable Preferred Units	—	4,493	(100)%
Equity income from EMI's	46,464	27,917	66%
Adjusted EBITDA	$187,487	$140,791	33%
* The results of the legacy ALTM business are not included in the Company’s consolidated financials prior to February 22, 2022. Refer to Note 1—Description of the Organization and Summary of Significant Accounting Policies for further information on the Company’s basis of presentation.
NM - not meaningful
Adjusted EBITDA increased by $46.7 million, or 33%, to $187.5 million for the three months ended March 31, 2023, compared to $140.8 million for the same period in 2022. The increase was primarily driven by increases in add back related to the Company’s proportionate share of its EMI pipelines’ EBITDA of $31.1 million, or 76%, share-based compensation of $11.4 million, or 186%, and depreciation and amortization expense of $7.8 million. The increase in adjusted EBITDA was partially offset by EMI pipelines equity income of $18.5 million, a decrease in net income including noncontrolling interest of $17.1 million, or (80)%, and a decrease in integration costs of $5.2 million, or 85%.
Segment Adjusted EBITDA
Segment adjusted EBITDA is defined as segment net earnings adjusted to exclude interest expense, income tax expense, depreciation and amortization, the proportionate effect of these same items for our equity method investments and other non-recurring items. The following table presents segment adjusted EBITDA for the three months ended March 31, 2023 and 2022. Also refer to Note 16—Segments in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of segment adjusted EBITDA to net income including noncontrolling interests.

	Three Months Ended March 31,
	2023	2022*	% Change

	(In thousands, except percentages)
Midstream Logistics	$119,249	$102,890	16%
Pipeline Transportation	72,290	40,437	79%
Corporate and Other**	(4,052)	(2,536)	60%
Total segment adjusted EBITDA	$187,487	$140,791	33%
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
Midstream Logistics segment adjusted EBITDA increased by $16.4 million, or 16%, to $119.2 million for the three months ended March 31, 2023, compared to $102.9 million for the same period in 2022. The increase was primarily driven by an increase in segment net income including noncontrolling interests of $41.8 million and increases in the add back related to interest expense of $26.6 million due to increased balances on the Company’s credit facilities and depreciation and amortization expense of $7.5 million due to new operations acquired through the Transaction. The increase in adjusted EBITDA was partially offset by decreased in add back related to integration and acquisition costs of $4.1 million.
Pipeline Transportation segment adjusted EBITDA increased by $31.9 million, or 79%, to $72.3 million for the three months ended March 31, 2023, compared to $40.4 million for the same period in 2022. The increase was driven by investments in GCX, EPIC and Shin Oak as well as a 100% increase in the Company’s investment in PHP, which were all acquired through the Transaction closed in February 2022. During the three months ended March 31, 2022, the Company only held a 26.67% interest in PHP.

Capital Resources and Liquidity
The Company’s primary use of capital since inception has been for the initial construction of gathering and processing assets, as well as the acquisition of the EMI pipelines and associated subsequent construction costs. For 2023, the Company’s primary capital spending requirements are related to the PHP expansion project, the midstream infrastructure acquisition and other budgeted capital expenditures for construction of gathering and processing assets and the Company’s contractual debt obligations. The Company will continue to have Apache, Blackstone, I Squared and management reinvest 100% of their 2023 distribution and dividends into shares of our Class A Common Stock. In addition, the Board has approved the Repurchase Program authorizing discretionary purchases of the Company’s Class A Common Stock up to $100 million in aggregate.
During the three months ended March 31, 2023, the Company’s primary sources of cash were distributions from the EMI pipelines, borrowings under the Revolving Credit Facility and cash generated from operations. Based on the Company’s current financial plan and related assumptions including the Reinvestment Agreement (as defined below), the Company believes that cash from operations and distributions from the EMI pipelines will generate cash flows in excess of capital expenditures and the amount required to fund the Company’s planned quarterly dividend over the next 12 months. Additionally, the Company has locked in the floating base rate on its Term Loan Credit Facility with interest rate swaps with a $2.25 billion notional that are effective through May 31, 2025 swapping floating SOFR for a fixed swap rate between 4.38% and 4.49%.
Comprehensive Refinancing
On June 8, 2022, the Partnership completed the private placement of $1.00 billion aggregate principal amount of 5.875% Senior Notes due 2030, which are fully and unconditionally guaranteed by the Company. The Notes are issued under our Sustainability-Linked Financing Framework and include sustainability-linked features. In addition, the Partnership entered into the revolving credit agreement with Bank of America, N.A., as administrative agent (the “Revolving Credit Agreement”), which provides for a $1.25 billion senior unsecured Revolving Credit Facility maturing on June 8, 2027 (the “Revolving Credit Facility”), and the term loan credit agreement with PNC Bank as administrative agent (the “TLA”), which provides for a $2.00 billion senior unsecured Term Loan Credit Facility maturing on June 8, 2025 (the “Term Loan Credit Facility”). Proceeds from the Notes and the Term Loan Credit Facility were used to repay all outstanding borrowings under our existing credit facilities and to pay fees and expenses related to the offering.Note 8—Debt and Financing Costs in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for further information.
Capital Requirements and Expenditures
Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational regulations. During the three months ended March 31, 2023 and 2022, capital spending for property, plant and equipment totaled $56.7 million and $29.2 million, respectively and intangible asset purchases of $9.8 million and $3.6 million, respectively. The first quarter of 2023 also included capital spend of $65 million for certain midstream infrastructure assets, as discussed in Note 2 - Business Combinations. Management believes its existing gathering, processing and transmission infrastructure capacity is capable of fulfilling its midstream contracts to service its customers. During the three months ended March 31, 2023, the Company contributed $58.7 million to PHP, for the Capacity Expansion Project, which started in June 2022.

The Company anticipates its existing capital resources will be sufficient to fund the future capital expenditures for EMI pipelines and the Company’s existing infrastructure assets over the next 12 months. For further information on EMIs, refer to Note 6—Equity Method Investments in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q.
Cash Flow
The following tables present cash flows from operating, investing, and financing activities during the periods presented:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Cash provided by operating activities	$119,591	$98,393
Cash used in investing activities	$(246,468)	$(19,392)
Cash provided by (used in) financing activities	$122,467	$(80,084)
Operating Activities. Net cash provided by operating activities increased by $21.2 million for the three months ended March 31, 2023 compared with the same period in 2022. The change in the operating cash flows reflected increases in adjustments related to non-cash items of $46.1 million, offset by decreases in working capital of $7.8 million and decreases in net income including noncontrolling interests of $17.1 million.
Investing Activities. Net cash used in investing activities increased by $227.1 million for the three months ended March 31, 2023 compared with the same period in 2022. The increase was primarily driven by an increase in net cash (paid for) acquired in acquisition of $138.4 million, an increase in property, plant and equipment expenditures of $29.6 million, an increase in contributions made to unconsolidated affiliates of $58.7 million related to the PHP expansion project and an increase in intangible assets expenditure of $6.2 million.
Financing Activities. Net cash provided by financing activities was $122.5 million for the three months ended March 31, 2023, which was comprised of net borrowings from the Company’s Revolving Credit Facility of $142.0 million, offset by cash dividends of $17.1 million and repurchase of Class A common stock of $2.4 million. Net cash used in financing activities was $80.1 million for the three months ended March 31, 2022, which was comprised of redemption of mandatorily redeemable Preferred Units of $60.7 million and net payments on the Company’s long-term debt and Revolving Credit Facility of $19.4 million.
Dividend and Distribution Reinvestment Agreement
On February 22, 2022, the Company entered into a Dividend and Distribution Reinvestment Agreement (the “Reinvestment Agreement”) with certain stockholders including BCP Raptor Aggregator, LP, BX Permian Pipeline Aggregator, LP, Buzzard Midstream LLC, APA Corporation Apache Midstream LLC, and certain individuals (each, a “Reinvestment Holder”). Under the Reinvestment Agreement, each Reinvestment Holder is obligated to reinvest at least 20% of all distributions on Common Units or dividends on shares of Class A Common Stock in the Company’s Class A Common Stock. The Audit Committee resolved that for the calendar year 2023, 100% of all distributions or dividends received by each Reinvestment Holder would be reinvested in shares of Class A Common Stock.
During the first three months of 2023, the Company made cash dividend payments of $17.1 million to holders of Class A Common Stock and Class C Common Units and $87.9 million was reinvested in shares of Class A Common Stock by the Reinvestment Holders.
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

Dividend
On April 19, 2023, the Board declared a cash dividend of $0.75 per share on the Company’s Class A Common Stock which will be payable to stockholders on May 17, 2023. The Company, through its ownership of the general partner of the Partnership, declared a distribution of $0.75 per Common Unit from the Partnership to the holders of Common Units, which will be payable on May 17, 2023.
Stock Repurchase Program
In February 2023, the Board approved the Repurchase Program, authorizing discretionary purchases of the Company’s Class A Common Stock up to $100.0 million in the aggregate. Repurchases may be made at management’s discretion from time to time, in accordance with applicable securities laws, on the open market or through privately negotiated transactions and may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act. Privately negotiated repurchases from affiliates are also authorized under the Repurchase Program, subject to such affiliates’ interest and other limitations. The repurchases will depend on market conditions and may be discontinued at any time without prior notice. For the three months ended March 31, 2023, the Company repurchased 81,862 shares at a total cost of $2.4 million. For additional information regarding the Repurchase Program, see “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Quarterly Report on Form 10-Q. For more information regarding the 1% U.S. federal excise tax imposed on certain repurchases of stock by publicly traded U.S. corporations, please refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Business—Share Repurchase Program,” included in this Quarterly Report on Form 10-Q.
Liquidity
The following table presents a summary of the Company’s key liquidity indicators at the dates presented:

	March 31,	December 31,
	2023	2022
	(In thousands)
Cash and cash equivalents	$1,984	$6,394
Total debt, net of unamortized deferred financing cost	$3,511,648	$3,368,510
Available committed borrowing capacity	$713,000	$855,000
Cash and cash equivalents
As of March 31, 2023 and December 31, 2022, the Company had $2.0 million and $6.4 million, respectively, in cash and cash equivalents.
Total Debt and Available credit facilities
There is no assurance that the financial condition of banks with lending commitments to the Company will not deteriorate. The Company closely monitors the ratings of the banks in the Company’s bank group. Having a large bank group allows the Company to mitigate the potential impact of any bank’s failure to honor its lending commitment.

Contractual Obligations
We have contractual obligations for principal and interest payments on our Term Loan Credit Facility. See Note 7—Debt and Financing Costs in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q.
Under certain of our transportation services agreements with third party pipelines to transport natural gas and NGLs, if we fail to ship a minimum throughput volume during any year, then we will pay a deficiency payment for transportation based on the volume shortfall up to the MVC amount. The Company has made no historical shortfall payments through March 31, 2023.

Off-Balance Sheet Arrangements
As of March 31, 2023, there were no off-balance sheet arrangements.

Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates from those disclosed on our Annual Report Form 10-K for the year ended December 31, 2022. Please refer to information regarding our critical accounting policies and estimates included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Commission on March 7, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosure About Market Risk
The Company is exposed to various market risks, including the effects of adverse changes in commodity prices and credit risk as described below. The Company continually monitors its market risk exposure, including the impact and developments related to the armed conflict in Ukraine, increase in interest rate and inflation trend, which continued to have significant impact on volatility and uncertainties in the financial markets during the first quarter of 2023.
Commodity Price Risk
The results of the Company’s operations may be affected by the market prices of oil and natural gas. A portion of the Company’s revenue is directly tied to local crude, natural gas, NGLs and condensate prices in the Permian Basin. Fluctuations in commodity prices also impact operating cost elements both directly and indirectly. For example, commodity prices directly impact costs such as power and fuel, which are expenses that increase or decrease in line with changes in commodity prices. Commodity prices also affect industry activity and demand, thus indirectly impacting the cost of items such as labor and equipment rentals. Management regularly reviews the Company’s potential exposure to commodity price risk, and may periodically enter into financial or physical arrangements intended to mitigate potential volatility. Refer to Note 12—Derivatives and Hedging Activities in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for additional discussion regarding our hedging strategies and objectives.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2023, the Company had interest bearing debt, net of deferred financing costs, with principal amount of $3.51 billion. The interest rates for the Revolving Credit Facility and the Term Loan Credit Facility are variable, which exposes the Company to the risk of increased interest expense in the event of increases to short-term interest rates. Accordingly, results of operations, cash flows, financial condition, and the ability to make cash distributions could be adversely affected by significant increases in interest rates. If interest rates increase by 10.0%, the Company’s consolidated interest expense would have increased by approximately $60.8 million for the quarter ended March 31, 2023. The Company may periodically enter into interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. Refer to Note 12—Derivatives and Hedging Activities in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q for additional discussion regarding our hedging strategies and objectives. The Company also expects to realize 0.05% reductions to the effective interest rates of both the Revolving Credit Facility and the Term Loan Credit Facility during 2023 in relation to sustainability adjustment features embedded in these facilities. The rate reductions are dependent upon the Company meeting certain sustainability targets after 2022, which are currently subject to the completion of certain attestation procedures.
Credit Risk
The Company is subject to credit risk resulting from nonpayment or nonperformance by, or the insolvency or liquidation of, third-party customers. Any increase in the nonpayment and nonperformance by, or the insolvency or liquidation of, the Company’s customers could adversely affect the Company’s results of operations.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of March 31, 2023, pursuant to Rule 13a-15(b) of the Exchange Act, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief

Accounting and Administrative Operating Officer, who serves as the principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Accounting and Administrative Operating Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.
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
Change in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2023, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For further information regarding legal proceedings, refer to Note 16—Commitments and Contingencies in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q.

ITEM 1A. RISK FACTORS
Please refer to “Part II, Item 1A — Risk Factors” in the Company’s Annual Report Form 10-K for the year ended December 31, 2022 filed on March 7, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchase of Class A Common Stock

Period	Total Number of Shares Purchased(1)	Average Price per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans
January 1 to January 31, 2023	—	$—	—	$100,000,000
February 1 to February 28, 2023	—	—	—	100,000,000
March 1 to March 31, 2023	81,862	29.71	81,862	97,567,798
Total	81,862	$29.71	81,862	$97,567,798
(1)On February 28, 2023, the Company announced that the Board had approved a share repurchase program (“Repurchase Program”), authorizing discretionary purchases of the Company’s Class A Common Stock up to $100 million in the aggregate.
(2)Average price paid per share included commission to repurchase shares.

ITEM 5. OTHER INFORMATION
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
We understand that BX disclosed the following in their most recent annual report on Form 10-K, and as of May 4, 2023, the company is unaware of any changes to the relationship status between BX and Atlantia S.p.A, therefore, the Company included BX’s disclosure of certain activities, transactions or dealings between BX and Iran.
Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934. Funds affiliated with BX first invested in Atlantia S.p.A. on November 18, 2022 in connection with the voluntary public tender offer by Schema Alfa S.p.A. for all of the shares of Atlantia S.p.A., pursuant to which such funds obtained a minority non-controlling interest in Atlantia S.p.A. Atlantia S.p.A. owns and controls Aeroporti di Roma S.p.A. (“ADR”), an operator of airports in Italy including Leonardo da Vinci-Fiumicino Airport. Iran Air has historically operated periodic flights to and from Leonardo da Vinci-Fiumicino Airport as authorized, from time to time, by an aviation-related bilateral agreement between Italy and Iran, scheduled in compliance with European Regulation 95/93, and approved by the Italian Civil Aviation Authority. ADR, as airport operator, is under a mandatory obligation to provide airport services to all air carriers (including Iran Air) authorized by the applicable Italian authority. The relevant turnover attributable to these activities (whose consideration is calculated on the basis of general tariffs determined by such independent Italian authority) in the quarter ended March 31, 2023 was less than €30,000. Atlantia S.p.A. does not track profits specifically attributable to these activities.

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
Indenture, dated June 8, 2022, by and among Kinetik Holdings Inc., Kinetik Holdings LP, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2022).

4.4	–	Form of 5.875% Sustainability-Linked Senior Notes (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 14, 2022).
10.1	–
Third Amended and Restated Agreement of Limited Partnership of Altus Midstream LP, dated as of October 22, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2022)..

10.2*	–	KNTK - 2019 Omnibus Compensation Plan - Form RSU Agreement (2023 Form)
10.3*	–	KNTK - 2019 Omnibus Compensation Plan - Form RSU Agreement (Director Form)
31.1*	–	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	–	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	–	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	–	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350
101*	–
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Equity and Noncontrolling Interests and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

KINETIK HOLDINGS INC.

Dated:	May 4, 2023	/s/ Jamie Welch
Jamie Welch
Chief Executive Officer, President, Chief Financial Officer and Director
(Principal Executive Officer)

Dated:	May 4, 2023	/s/ Steven Stellato
Steven Stellato
Executive Vice President, Chief Accounting and Chief Administrative Officer
(Principal Financial Officer)