Form 10-Q
period 2023-06-30
Kinetik Holdings Inc.
filed 2023-08-08
CIK 1692787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s Class A Common Stock, par value $0.0001 per share issued and outstanding as of July 31, 2023	51,973,472
Number of shares of registrant’s Class C Common Stock, par value $0.0001 per share issued and outstanding as of July 31, 2023	94,089,038

i

GLOSSARY OF TERMS
The following are abbreviations and definitions of certain terms which may be used in this Quarterly Report on Form 10-Q and certain terms which are commonly used in the exploration, production and midstream sectors of the oil and natural gas industry:
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
•Delaware Basin. Located on the western section of the Permian Basin. The Delaware Basin covers a 6.4 million acre area
•Field. An area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations
•GAAP. United States Generally Accepted Accounting Principles
•MBbl. One thousand barrels of crude oil, condensate or NGLs
•MBbl/d. One MBbl per day
•Mcf. One thousand cubic feet of natural gas
•Mcf/d. One Mcf per day
•MMBtu. One million Btus
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
•SOFR. Secured Overnight Financing Rate
•WTI. West Texas Intermediate crude oil

FORWARD-LOOKING STATEMENTS AND RISK
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “might,” “outlook,” “possibly,” “potential,” “prospect,” “should,” “would,” or similar terminology. The absence of these words does not mean that a statement is not forward looking. Although we believe that the expectations reflected in such forward-looking statements are reasonable under the circumstances, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, assumptions about:
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
•the occurrence of an extreme weather event, terrorist attack or other event that materially impacts project construction and our operations, including cyber or other attached-on electronic systems;
•our ability to successfully implement, execute and achieve our environmental, social and governance goals and initiatives;
•our ability to successfully implement our share repurchase program;
•our ability to integrate operations or realize any anticipated benefits, savings or growth of the Transaction (as defined herein). See Note 2 – Business Combination in the Notes to Condensed Consolidated Financial Statements set forth in this Form 10-Q;
•general economic and political conditions, including the armed conflict in Ukraine, epidemics or pandemics and actions taken by third parties in response to such epidemics or pandemics, the impact of continued inflation, central bank policy actions, bank failures and associated liquidity risks and other factors; and other factors disclosed in “Part I, Item 1A. — Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 7, 2023.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022(1)

	(In thousands, except per share data)
Operating revenues:
Service revenue	$102,551	$102,080	$205,976	$182,525
Product revenue	191,430	229,651	365,254	404,579
Other revenue	2,222	3,841	6,013	5,717
Total operating revenues(3)	296,203	335,572	577,243	592,821
Operating costs and expenses:
Costs of sales (exclusive of depreciation and amortization)(4)	110,467	152,714	226,344	272,989
Operating expenses	39,906	35,280	75,879	65,151
Ad valorem taxes	3,889	5,880	9,347	10,033
General and administrative expenses	22,869	25,960	50,380	48,712
Depreciation and amortization expenses	69,482	66,581	138,336	127,604
Loss on disposal of assets	12,137	8,546	12,239	8,656
Total operating costs and expenses	258,750	294,961	512,525	533,145
Operating income	37,453	40,611	64,718	59,676
Other income (expense):
Interest and other income	1,042	—	1,336	250
Gain on redemption of mandatorily redeemable Preferred Units	—	5,087	—	9,580
Loss on debt extinguishment	—	(27,975)	—	(27,975)
Gain on embedded derivative	—	91,448	—	88,562
Interest expense	(16,126)	(25,347)	(85,434)	(52,121)
Equity in earnings of unconsolidated affiliates	49,610	47,786	96,074	75,703
Total other income, net	34,526	90,999	11,976	93,999
Income before income taxes	71,979	131,610	76,694	153,675
Income tax expense	311	162	727	838
Net income including noncontrolling interest	71,668	131,448	75,967	152,837
Net income attributable to Preferred Unit limited partners	—	109,502	—	114,495
Net income attributable to common shareholders	71,668	21,946	75,967	38,342
Net income attributable to Common Unit limited partners	46,654	15,508	49,517	28,039
Net income attributable to Class A Common Stock Shareholders	$25,014	$6,438	$26,450	$10,303

Net income attributable to Class A Common Shareholders per share
Basic	$0.41	$0.06	$0.36	$0.16
Diluted	$0.41	$0.06	$0.36	$0.16
Weighted-average shares(2)
Basic	50,553	39,297	48,980	38,766
Diluted	50,625	39,329	49,220	38,796
(1)The results of the legacy ALTM business are not included in the Company’s consolidated financials prior to February 22, 2022. Refer to the basis of presentation in Note 1—Description of the Organization and Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information.
(2)Class A share and per share amounts have been retrospectively restated to reflect the Company’s reverse stock split, which was effected June 8, 2022.
(3)Includes amounts associated with related parties of $24.8 million and $30.5 million for the three months ended June 30, 2023 and 2022, respectively, and $50.1 million and $46.2 million for the six months ended June 30, 2023 and 2022, respectively.
(4)Includes amounts associated with related parties of $10.8 million and $3.4 million for the three months ended June 30, 2023 and 2022, respectively, and $25.4 million and $7.1 million for the six months ended June 30, 2023 and 2022, respectively.
The accompanying notes are an integral part of the condensed consolidated financial statements.

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2023	2022

	(In thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,237	$6,394
Accounts receivable, net of allowance for credit losses of $1,000 in 2023 and 2022(2)	181,536	204,036
Derivative assets	27,604	6,963
Prepaid and other current assets	36,458	24,474
	247,835	241,867
NONCURRENT ASSETS:
Property, plant and equipment, net	2,691,906	2,535,212
Intangible assets, net	649,897	695,389
Operating lease right-of-use assets	58,581	28,551
Deferred charges and other assets	83,513	32,275
Investments in unconsolidated affiliates	2,490,112	2,381,340
Goodwill	5,077	5,077
	5,979,086	5,677,844
Total assets	$6,226,921	$5,919,711
LIABILITIES, NONCONTROLLING INTEREST, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,248	$17,899
Accrued expenses	112,086	173,914
Derivative liabilities	4,585	5,718
Current portion of operating lease liabilities	37,826	22,810
Other current liabilities	8,605	7,487
	199,350	227,828
NONCURRENT LIABILITIES
Long term debt, net	3,625,799	3,368,510
Contract liabilities	24,535	22,693
Operating lease liabilities	21,715	6,023
Derivative liabilities	3,761	8,328
Other liabilities	3,278	2,677
Deferred tax liabilities	11,621	11,018
	3,690,709	3,419,249
Total liabilities	3,890,059	3,647,077
COMMITMENTS AND CONTINGENCIES (Note 16)
Redeemable noncontrolling interest — Common Unit limited partners	3,242,619	3,112,409
EQUITY:
Class A Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 52,085,784 shares issued 51,973,472 shares outstanding at June 30, 2023 and 45,679,447 shares issued and outstanding and December 31, 2022, respectively(1)	5	5
Class C Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 94,089,038 and 94,270,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively(1)	9	9
Additional paid-in capital	—	118,840
Accumulated deficit	(902,446)	(958,629)
Treasury stock, at cost (112,312 and nil shares as of June 30, 2023 and December 31, 2022, respectively)	(3,325)	—
Total equity	(905,757)	(839,775)
Total liabilities, noncontrolling interest, and equity	$6,226,921	$5,919,711
(1)Share amounts have been retrospectively restated to reflect the Company’s stock split, which was effected June 8, 2022.
(2)Includes amounts of $16.9 million and $17.6 million associated with related parties as of June 30, 2023 and December 31, 2022, respectively.
The accompanying notes are an integral part of the condensed consolidated financial statements.

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$75,967	$152,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	138,336	127,604
Amortization of deferred financing costs	3,055	6,538
Amortization of contract costs	3,310	896
Contingent liabilities remeasurement	—	(839)
Distributions from unconsolidated affiliates	136,230	117,544
Derivatives settlement	10,270	11,115
Derivative fair value adjustment	(36,611)	(102,544)
Warrants fair value adjustment	(77)	—
Gain on redemption of mandatorily redeemable Preferred Units	—	(9,580)
Loss on disposal of assets	12,239	8,656
Equity in earnings from unconsolidated affiliates	(96,074)	(75,703)
Loss on debt extinguishment	—	27,975
Share-based compensation	30,839	18,304
Deferred income taxes	603	613
Changes in operating assets and liabilities:
Accounts receivable	22,055	(100,511)
Other assets	(7,298)	(11,892)
Accounts payable	2,909	(3,844)
Accrued liabilities	(66,062)	102,094
Other non-current liabilities	678	—
Operating leases	678	(345)
Net cash provided by operating activities	231,047	268,918
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment expenditures	(160,167)	(71,429)
Intangible assets expenditures	(13,957)	(8,516)
Investments in unconsolidated affiliates	(154,721)	(2,675)
Distributions from unconsolidated affiliate	5,793	—
Cash proceeds from disposals	149	160
Net cash (paid for) acquired in acquisitions	(125,000)	13,401
Net cash used in investing activities	(447,903)	(69,059)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	3,000,000
Principal payments on long-term debt	—	(2,294,130)
Payments on debt issuance cost	—	(37,042)
Proceeds from revolver	563,000	7,000
Payments on revolver	(308,000)	(716,000)
Redemption of mandatorily redeemable Preferred Units	—	(152,580)
Distributions paid to mandatorily redeemable Preferred Unit holders	—	(1,850)
Distributions paid to redeemable noncontrolling interest Preferred Unit limited partners	—	(6,937)
Cash dividends paid to Class A Common Stock shareholders	(36,196)	(11,239)
Distribution paid to Class C Common Unit limited partners	(348)	(491)
Repurchase of Class A Common Stock	(5,757)	—
Net cash provided by (used in) financing activities	212,699	(213,269)
Net change in cash	(4,157)	(13,410)
CASH, BEGINNING OF PERIOD	6,394	18,729
CASH, END OF PERIOD	$2,237	$5,319
SUPPLEMENTAL SCHEDULE OF INVESTING AND FINANCING ACTIVITIES
Cash paid for interest, net of amounts capitalized	$125,411	$52,982
Property and equipment and intangible accruals in accounts payable and accrued liabilities	$39,631	$20,344
Class A Common Stock issued through dividend and distribution reinvestment plan	$175,626	$87,697

Fair value of ALTM assets acquired	$—	$2,446,430
Class A Common Stock issued in exchange	—	1,013,745
ALTM liabilities and mezzanine equity assumed	$—	$1,432,685
The accompanying notes are an integral part of the condensed consolidated financial statements.

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Redeemable Noncontrolling Interest — Preferred Unit Limited Partners(2)	Redeemable Noncontrolling Interest — Common Unit Limited Partners	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Equity
			Shares(1)	Amount	Shares(1)	Amount

	(In thousands)		(In thousands)
For the Quarter Ended June 30, 2022
Balance at March 31, 2022	$460,773	$3,185,431	37,973	$4	94,520	$9	$—	$(1,137,873)	$—	$(1,137,860)
Distributions payable to Preferred Unit limited partners	(6,937)	—	—	—	—	—	—	—	—	—
Redemption of Common Units	—	(2,499)	70	—	(70)	—	2,499	—	—	2,499
Issuance of Class A Common Stock through dividend and distribution reinvestment plan	—	—	2,504	—	—	—	87,697	—	—	87,697
Share-based compensation	—	—	4	—	—	—	12,173	—	—	12,173
Net income	109,502	15,508	—	—	—	—	—	6,438	—	6,438
Change in redemption value of noncontrolling interests	—	123,741	—	—	—	—	(102,369)	(21,372)	—	(123,741)
Distributions paid to Common Unit limited partners	—	(70,891)	—	—	—	—	—	—	—	—
Cash dividends on Class A Common Stock ($0.75 per share)	—	—	—	—	—	—	—	(28,536)	—	(28,536)
Balance at June 30, 2022	$563,338	$3,251,290	40,551	$4	94,450	$9	$—	$(1,181,343)	$—	$(1,181,330)

For the Quarter Ended June 30, 2023
Balance at March 31, 2023	$—	$2,910,861	49,054	$5	94,089	$9	$229,672	$(863,452)	$(2,432)	$(636,198)
Issuance of common stock through dividend and distribution reinvestment plan	—	—	3,024	—	—	—	87,968	—	—	87,968
Retirement of treasury stock	—	—	—	—	—	—	—	(2,432)	2,432	—
Repurchase of Class A Common Stock	—	—	(112)	—	—	—	—	—	(3,325)	(3,325)
Share-based compensation	—	—	7	—	—	—	13,299	—	—	13,299
Net income	—	46,654	—	—	—	—	—	25,014	—	25,014
Change in redemption value of noncontrolling interests	—	355,670	—	—	—	—	(330,939)	(24,731)	—	(355,670)
Distribution paid to Common Units limited partners	—	(70,392)	—	—	—	—	—	—	—	—
Cash dividends on Class A Common Stock ($0.75 per share)	—	(174)	—	—	—	—	—	(36,845)	—	(36,845)
Balance at June 30, 2023	$—	$3,242,619	51,973	$5	94,089	$9	$—	$(902,446)	$(3,325)	$(905,757)

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Redeemable Noncontrolling Interest — Preferred Unit Limited Partners(2)	Redeemable Noncontrolling Interest — Common Unit Limited Partners	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Equity
			Shares(1)	Amount	Shares(1)	Amount

	(In thousands)		(In thousands)

For the Six Months Ended June 30, 2022
Balance at December 31, 2021	$—	$1,006,838	—	$—	100,000	$10	$—	$—	$—	$10
ALTM acquisition	462,717	—	32,493	3	—	—	1,013,742	—	—	1,013,745
Distributions paid to Preferred Unit limited partners	(6,937)	—	—	—	—	—	—	—	—	—
Distributions payable to Preferred Unit limited partners	(6,937)	—	—	—	—	—	—	—	—	—
Redemption of Common Units	—	(172,559)	5,550	1	(5,550)	(1)	172,559	—	—	172,559
Issuance of common stock through dividend and distribution reinvestment plan	—	—	2,504	—	—	—	87,697	—	—	87,697
Share-based compensation	—	—	4	—	—	—	18,304	—	—	18,304
Remeasurement of contingent consideration	—	—	—	—	—	—	4,451	—	—	4,451
Net income	114,495	28,039	—	—	—	—	—	10,303	—	10,303
Change in redemption value of noncontrolling interests	—	2,459,863	—	—	—	—	(1,296,753)	(1,163,110)	—	(2,459,863)
Distribution paid to Common Units limited partners	—	(70,891)	—	—	—	—	—	—	—	—
Cash dividends on Class A Common Stock ($0.75 per share)	—	—	—	—	—	—	—	(28,536)	—	(28,536)
Balance at June 30, 2022	$563,338	$3,251,290	40,551	$4	94,450	$9	$—	$(1,181,343)	$—	$(1,181,330)

For the Six Months Ended June 30, 2023
Balance at December 31, 2022	$—	$3,112,409	45,679	$5	94,270	$9	$118,840	$(958,629)	$—	$(839,775)
Redemption of Common Units	—	(5,634)	181	—	(181)	—	5,634	—	—	5,634
Issuance of common stock through dividend and distribution reinvestment plan	—	—	6,095	—	—	—	175,626	—	—	175,626
Retirement of treasury stock	—	—	—	—	—	—	—	(2,432)	2,432	—
Repurchase of Class A Common Stock	—	—	(194)	—	—	—	—	—	(5,757)	(5,757)
Share-based compensation	—	—	212	—	—	—	30,839	—	—	30,839
Net income	—	49,517	—	—	—	—	—	26,450	—	26,450
Change in redemption value of noncontrolling interests	—	227,459	—	—	—	—	(330,939)	103,480	—	(227,459)
Distribution paid to Common Units limited partners	—	(141,132)	—	—	—	—	—	—	—	—

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Redeemable Noncontrolling Interest — Preferred Unit Limited Partners(2)	Redeemable Noncontrolling Interest — Common Unit Limited Partners	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Equity
			Shares(1)	Amount	Shares(1)	Amount

	(In thousands)		(In thousands)
Cash dividends on Class A Common Stock ($0.75 per share)	—	—	—	—	—	—	—	(71,315)	—	(71,315)
Balance at June 30, 2023	$—	$3,242,619	51,973	$5	94,089	$9	$—	$(902,446)	$(3,325)	$(905,757)
(1)Share amounts have been retrospectively restated to reflect the Company’s Stock Split, which was effected on June 8, 2022. Refer to Note 10—Equity and Warrants in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information.
(2)Certain redemption features embedded within the Preferred Units require bifurcation and measurement at fair value. For further detail, refer to Note 12—Series A Cumulative Redeemable Preferred Units in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Commission on March 7, 2023.

The accompanying notes are an integral part of the condensed consolidated financial statements.

KINETIK HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These condensed consolidated financial statements have been prepared by Kinetik Holdings Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). They reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods, on a basis consistent with the annual audited financial statements, with the exception of recently adopted accounting pronouncements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2023.

1.    DESCRIPTION OF THE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
BCP Raptor Holdco, LP (“BCP”), the Company’s predecessor for accounting purposes, was formed on April 25, 2017 as a Delaware limited partnership to acquire and develop midstream oil and gas assets. BCP’s primary operating subsidiaries are EagleClaw Midstream Ventures, LLC and CR Permian Holdings, LLC. Both subsidiaries were formed to design, engineer, install, own and operate facilities and provide services for produced natural gas gathering, compression, processing, treating and dehydration, and condensate separation, stabilization, and storage, crude oil gathering and storage and produced water gathering and disposal assets.
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
On February 22, 2022 (the “Closing Date”), Kinetik Holdings Inc., a Delaware corporation (formerly known as Altus Midstream Company), consummated the previously announced business combination transactions contemplated by the Contribution Agreement, dated as of October 21, 2021 (the “Contribution Agreement”), by and among the Company, Altus Midstream LP (now known as Kinetik Holdings LP), a Delaware limited partnership and subsidiary of Altus Midstream Company (the “Partnership”), New BCP Raptor Holdco, LLC, a Delaware limited liability company (“Contributor”) and BCP. The transactions contemplated by the Contribution Agreement are referred to herein as the “Transaction.” In connection with the closing of the Transaction (the “Closing”), the Company changed its name from “Altus Midstream Company” to “Kinetik Holdings Inc.” Unless the context otherwise requires, “ALTM” refers to the registrant prior to the Closing and “we,” “us,” “our” and the “Company” refer to Kinetik Holdings Inc., the registrant and its subsidiaries following the Closing.
Through its consolidated subsidiaries, the Company provides comprehensive gathering, produced water disposal, transportation, compression, processing and treating services necessary to bring natural gas, NGLs and crude oil to market. Additionally, the Company owns equity interests in four separate Permian Basin pipeline entities that have access to various markets along the Texas Gulf Coast.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP. Certain reclassifications of prior year balances have been made to conform such amounts to current year presentation. These reclassifications have no impact on net income. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year; accordingly, you should read these condensed consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our 2022 Form 10-K. All intercompany balances and transactions have been eliminated in consolidation.
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
The Company completed a two-for-one Stock Split on June 8, 2022. All corresponding per-share and share amounts for periods prior to June 8, 2022 have been retrospectively restated in this Form 10-Q to reflect the two-for-one Stock Split, except for the number of Common Units and shares of Class C Common Stock described above in relation to the Transaction, which are presented at pre-Stock-Split amounts. This presentation is consistent with our previous public filings and the terms of the Contribution Agreement.
Significant Accounting Policies
The accounting policies that we follow are set forth in Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report. There were no significant updates or revisions to our accounting policies during the six months ended June 30, 2023.
Inventory
Other current assets include condensate, residue gas and NGLs inventories that are valued at the lower of cost or market. Inventory was valued at $7.3 million and $4.8 million as of June 30, 2023 and December 31, 2022, respectively.
Transactions with Affiliates
The accounts receivable from or payable to affiliates represent the net result of the Company’s monthly revenue, capital and operating expenditures, and other miscellaneous transactions to be settled with Apache and its subsidiaries, who controlled the Company prior to the Transaction. Accounts receivable from affiliates was $16.9 million and $17.6 million as of June 30, 2023 and December 31, 2022, respectively. Revenue from affiliates was $24.8 million and $30.5 million for the three months ended June 30, 2023 and 2022, respectively, and $50.1 million and $46.2 million for the six months ended June 30, 2023 and 2022, respectively. Accrued expense due to affiliates was immaterial as of June 30, 2023 and December 31, 2022. The Company incurred operating expenses with affiliates of $0.2 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively.
The Company recorded cost of sales with an affiliate of $10.8 million and $3.4 million for the three months ended June 30, 2023 and 2022, respectively, and $25.4 million and $7.1 million, for the six months ended June 30, 2023 and 2022, respectively.

2.    BUSINESS COMBINATIONS
As of June 30, 2023, our allocation of purchase price for acquisitions made during 2023 and 2022 are detailed below:

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
Midstream Infrastructure Assets
In the first quarter of 2023, the Partnership closed on a purchase and sale agreement for certain midstream assets for $65.0 million together with a new 20-year midstream service agreement. In addition, the Partnership entered into an incentive and acceleration agreement related to near term supplemental development activities on acreage dedicated for midstream services to affiliates of the Partnership. Such development activities will begin in 2023 and are subject to semi-annual performance milestones and subject to refund with consequential monetary penalty if not satisfied. Consideration for the incentive and acceleration agreement of $60.0 million was capitalized as a contract asset in accordance with ASC 606, of which $4.7 million was included in “Prepaid and Other Current Assets” and $55.3 million was included in “Deferred Charges and Other Assets” in the condensed consolidated balance sheet as of the date of acquisition. These transactions were accounted for as a business combination in accordance with ASC 805. Certain data necessary to complete the purchase price allocation is not yet available, including, but not limited to, the completion of the valuation of the underlying assets and liabilities assumed. The Company is continuing its review of these matters during the measurement period. Acquisition-related costs were immaterial for this transaction.
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
The Transaction was accounted as a reverse merger in accordance with ASC 805, which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair value. During the 12-month measurement period following the acquisition date, the Company made necessary adjustments as information became available to the purchase price allocation, including, but not limited to, working capital and valuation of the underlying assets of the equity method investments. The Company recorded goodwill of $5.1 million as of December 31, 2022 related to operational synergies. The Company incurred acquisition-related costs of nil and $0.7 million for the three months ended June 30, 2023 and 2022, respectively, and nil and $6.4 million for the six months ended June 30, 2023 and 2022, respectively, related to the Transaction.

3.    REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents a disaggregation of the Company’s revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Gathering and processing services	$102,551	$102,080	$205,976	$182,525
Natural gas, NGLs and condensate sales	191,430	229,651	365,254	404,579
Other revenue	2,222	3,841	6,013	5,717
Total revenues and other	$296,203	$335,572	$577,243	$592,821
There have been no significant changes to the Company’s contracts with customers during the three and six months ended June 30, 2023. The Company recognized revenues from minimum volume commitment (“MVC”) deficiency payments of $0.1 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and $1.2 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively.

Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that has not yet been recognized, representing our contractually committed revenues as of June 30, 2023:

Amount

Fiscal Year	(In thousands)
Remaining of 2023	$18,586
2024	53,639
2025	74,147
2026	56,166
2027	56,940
Thereafter	243,352
$502,830
Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to customer contracts that have fixed pricing and fixed volume terms and conditions, generally including contracts with payment obligations associated with MVCs.
Contract Liabilities
The following table provides information about contract liabilities from contracts with customers as of June 30, 2023:

Amount

(In thousands)
Balance at December 31, 2022	$29,300
Reclassification of beginning contract liabilities to revenue as a result of performance obligations being satisfied	(4,331)
Cash received in advance and not recognized as revenue	6,872
Balance at June 30, 2023	31,841
Less: Current portion	7,306
Non-current portion	$24,535
Contract liabilities relate to payments received in advance of satisfying performance obligations under a contract, which result from contribution in aid of construction payments. Current and noncurrent contract liabilities are included in “Other Current Liabilities” and “Contract Liabilities,” respectively, of the Condensed Consolidated Balance Sheets.

Contract Cost Assets
The Company has capitalized certain costs incurred to obtain a contract that would not have been incurred otherwise. These costs are recovered through the net cash flows of the associated contract. As of June 30, 2023 and December 31, 2022, the Company had contract acquisition cost assets of $74.5 million and $17.8 million, respectively. Current and noncurrent contract cost assets are included in “Prepaid and Other Current Assets” and “Deferred Charges and Other Assets,” respectively, of the Condensed Consolidated Balance Sheets. The Company amortizes these assets as cost of sales on a straight-line basis over the life of the associated long-term customer contracts. The Company recognized cost of sales associated with these assets of $1.7 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and $3.3 million and $0.9 million for the six months ended June 30, 2023 and 2022, respectively.

4.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at carrying value, is as follows:

	June 30,	December 31,
	2023	2022

	(In thousands)
Gathering, processing, and transmission systems and facilities	$3,017,501	$2,904,084
Vehicles	11,674	9,290
Computers and equipment	6,048	4,289
Less: accumulated depreciation	(547,712)	(474,258)
Total depreciable assets, net	2,487,511	2,443,405
Construction in progress	182,348	70,325
Land	22,047	21,482
Total property, plant, and equipment, net	$2,691,906	$2,535,212
The cost of property classified as “Construction in progress” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet available to be placed into productive service as of the respective reporting date. The Company recorded $38.9 million and $36.6 million of depreciation expense for the three months ended June 30, 2023 and 2022, respectively, and $77.3 million and $67.5 million of depreciation expense for the six months ended June 30, 2023 and 2022, respectively. There were no triggering events for property, plant and equipment during the three and six months ended June 30, 2023 and 2022.

5.    GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Goodwill totaled $5.1 million as of June 30, 2023 and December 31, 2022. The goodwill of $5.1 million is within the Midstream Logistics segment, and pertains to excess of the purchase price over net assets acquired in connection with the Transaction.
Goodwill is tested at least annually as of November 30 of each year, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Company’s management assesses whether there have been events or circumstances that trigger the fair value of the reporting unit to be lower than its net carrying value since consummation of the Transaction and concluded that goodwill was not impaired as of June 30, 2023.

Intangible Assets
Intangible assets, net, are comprised of the following:

	June 30,	December 31,
	2023	2022

	(In thousands)
Customer contracts	$1,142,278	$1,137,831
Right of way assets	138,660	127,539
Less accumulated amortization	(631,041)	(569,981)
Total amortizable intangible assets, net	$649,897	$695,389
The fair value of acquired customer contracts was capitalized as a result of acquiring favorable customer contracts as of the closing dates of certain past acquisitions and is being amortized using a straight-line method over the remaining term of the customer contracts, which range from one to twenty years. Right-of-way assets relate primarily to underground pipeline easements, have a useful life of ten years and are amortized using the straight-line method. The right of way agreements are generally for an initial term of ten years with an option to renew for an additional ten years at agreed upon renewal rates based on certain indices or up to 130% of the original consideration paid.
On June 30, 2023, remaining weighted average amortization periods for customer contracts and right of way assets were approximately 7.20 years and 6.90 years, respectively. Overall remaining weighted average amortization period for the intangible assets as of June 30, 2023 was approximately 7.16 years.
The Company recorded $30.6 million and $30.0 million of amortization expense for the three months ended June 30, 2023 and 2022, respectively, and $61.1 million and $60.1 million of amortization expense for the six months ended June 30, 2023 and 2022, respectively. There was no impairment recognized on intangible assets for the three and six months ended June 30, 2023 and 2022.

6.    EQUITY METHOD INVESTMENTS
As of June 30, 2023, the Company owned investments in the following long-haul pipeline entities in the Permian Basin. These investments were accounted for using the equity method of accounting. For each EMI pipeline entity, the Company has the ability to exercise significant influence based on certain governance provisions and its participation in the significant activities and decisions that impact the management and economic performance of the EMI pipeline. The table below presents the ownership percentages and investment balances held by the Company for each entity:

		June 30,	December 31,
	Ownership	2023	2022

		(In thousands)
Permian Highway Pipeline LLC ("PHP")	53.3%	$1,603,140	$1,474,800
Breviloba, LLC ("Breviloba")	33.0%	448,816	455,057
Gulf Coast Express Pipeline LLC ("GCX")	16.0%	438,156	451,483
		$2,490,112	$2,381,340
Additionally, as of June 30, 2023, the Company owned 15.0% of Epic Crude Holdings, LP (“EPIC”). However, no dollar value was assigned through the Transaction’s purchase price allocation as an adjustment was made to eliminate equity in losses of EPIC. No additional contribution was made to EPIC and no distribution or equity income was received from EPIC during the three and six months ended June 30, 2023.
The unamortized basis differences included in the EMI pipeline balances were $356.1 million and $363.2 million as of June 30, 2023 and December 31, 2022, respectively. These amounts represent differences in the Company’s contributions to date and the Company’s underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized basis differences will be amortized into equity income over the useful lives of the underlying pipeline assets. There was capitalized interest of $17.5 million and $13.4 million as of June 30, 2023 and December 31, 2022, respectively. Capitalized interest is amortized on a straight-line basis into equity income.

The following table presents the activity in the Company’s EMIs for the six months ended June 30, 2023:

	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC	Total

	(In thousands)
Balance at December 31, 2022	$1,474,800	$455,057	$451,483	$2,381,340
Acquisitions	—	—		—
Contributions	150,331	—	—	150,331
Distributions	(88,395)	(21,467)	(32,161)	(142,023)
Capitalized interest	4,390	—	—	4,390
Equity income, net(1)	62,014	15,226	18,834	96,074
Balance at June 30, 2023	$1,603,140	$448,816	$438,156	$2,490,112
(1)For the six months ended June 30, 2023, net of amortization of basis differences and capitalized interests, which represents undistributed earnings, the amortization was $3.7 million from PHP, $0.3 million from Breviloba, LLC and $3.1 million from GCX.
Summarized Financial Information
The following tables represent selected data for the Company’s EMI pipelines (on a 100 percent basis) for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
	2023			2022
	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC

	(In thousands)
Revenues	$99,095	$46,641	$90,860	$98,808	$50,091	$90,769
Operating income	63,507	22,547	66,256	61,294	25,359	64,816
Net income	64,342	22,651	66,400	61,307	25,284	64,461

	Six Months Ended June 30,
	2023			2022
	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC

	(In thousands)
Revenues	$191,935	$92,542	$180,608	$196,664	$98,612	$180,742
Operating income	120,312	44,496	131,472	120,770	51,672	128,259
Net income	124,032	44,863	137,491	120,520	51,651	127,990

7.    DEBT AND FINANCING COSTS
The following table summarizes the Company’s debt obligations as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022

	(In thousands)
$2.0 billion unsecured term loan	$2,000,000	$2,000,000
$1.0 billion 2030 senior unsecured notes	1,000,000	1,000,000
$1.25 billion revolving line of credit	650,000	395,000
Total long-term debt	3,650,000	3,395,000
Less: Debt issuance costs, net(1)	(24,201)	(26,490)
Total long-term debt, net	$3,625,799	$3,368,510
Less: Current portion, net	—	—
Long-term portion of debt, net	$3,625,799	$3,368,510
(1) Excluded unamortized debt issuance cost related to the revolving line of credit. Unamortized debt issuance cost associated with the revolving line of credit was $6.1 million and $6.9 million as of June 30, 2023 and December 31, 2022, respectively. The current and non-current portion of the unamortized debt issuance costs related to the revolving credit facilities were included in the “Prepaid and other current assets” and the “Deferred charges and other assets” of the Condensed Consolidated Balance Sheets.
The table below presents the components of the Company’s financing costs, net of capitalized interest:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Capitalized interest	$(4,811)	$(197)	$(7,044)	$(301)
Debt issuance costs	1,534	3,149	3,055	6,538
Interest expense	19,403	22,395	89,423	45,884
Total financing costs, net of capitalized interest	$16,126	$25,347	$85,434	$52,121
As of June 30, 2023 and December 31, 2022, unamortized debt issuance costs associated with the senior unsecured notes and the term loan were $24.2 million and $26.5 million, respectively.

Compliance with our Covenants
Both the revolving credit agreement with Bank of America, N.A. as administrative agent, and the term loan credit agreement with PNC Bank as administrative agent, contain customary covenants and restrictive provisions which may, among other things, limit the Partnership’s ability to create liens, incur additional indebtedness, make restricted payments, or liquidate, dissolve, consolidate with or merge into or with any other person. The 5.875% Senior Notes due 2030 also contain covenants and restrictive provisions, which may, among other things, limit the Partnership’s and its subsidiaries’ ability to create liens to secure indebtedness and the Partnership’s ability to consolidate or combine with or merge into any other person.
As of June 30, 2023, the Partnership was in compliance with all customary and financial covenants.
Fair Value of Financial Instruments
The fair value of the Company and its subsidiaries’ consolidated debt as of June 30, 2023 and December 31, 2022 was $3.63 billion and $3.34 billion, respectively. On June 30, 2023, the senior unsecured notes’ fair value was based on Level 1 inputs and the term loan and revolving line of credit’s fair value was based on Level 3 inputs.

8.    ACCRUED EXPENSES
The following table provides detail of the Company’s current accrued expenses on June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022

	(In thousands)
Accrued product purchases	$77,943	$115,773
Accrued taxes	9,370	19,509
Accrued salaries, vacation, and related benefits	2,540	3,934
Accrued capital expenditures	11,625	3,892
Accrued interest	3,942	24,815
Accrued other expenses	6,666	5,991
Total current accrued expenses	$112,086	$173,914
Accrued product purchases mainly accrue the liabilities related to producer payments and any additional business-related miscellaneous fees we owe to third parties, such as transport or capacity fees as of June 30, 2023.

9.    LEASE
Components of lease costs are included in the Condensed Consolidated Statements of Operations as general and administrative expense for real-estate leases and operating expense for non-real estate leases. Total operating lease costs were $11.8 million and $9.1 million for the three months ended June 30, 2023 and 2022, respectively, and $22.6 million and $18.3 million for the six months ended June 30, 2023 and 2022, respectively. Short-term lease costs were $1.0 million and $1.5 million for the three months ended June 30, 2023 and 2022, respectively, and $1.0 million and $4.0 million for the six months ended June 30, 2023 and 2022, respectively. Variable lease cost was immaterial for the three and six months ended June 30, 2023 and 2022.

The following table presents other supplemental lease information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,739	$9,133	$22,371	$18,287
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,915	$16,123	$4,978	$21,386
Weighted-average remaining lease term — operating leases (in years)	1.77	1.73	1.77	1.73
Weighted-average discount rate — operating leases	8.82%	7.46%	8.82%	7.46%

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
The redemption option of the Common Unit is not legally detachable or separately exercisable from the instrument and is non-transferable, and the Common Unit is redeemable at the option of the holder. Therefore, the Common Unit is accounted for as redeemable noncontrolling interest and classified as temporary equity on the Company’s Condensed Consolidated Balance Sheets. During the first three and six months of 2023, 180,962 common units were redeemed on a one-for-one basis for shares of Class A Common Stock and a corresponding number of shares of Class C Common Stock were cancelled. There were 94,089,038 Common Units and an equal number of Class C Common Stock issued and outstanding as of June 30, 2023. The Common Units fair value was approximately $3.24 billion as of June 30, 2023.
Common Stock
As of June 30, 2023, there were 51,973,472 and 94,089,038 shares, respectively, of Class A Common Stock and Class C Common Stock issued and outstanding (collectively, “Common Stock”).
Public Warrants
As of June 30, 2023, there were 12,577,350 Public Warrants (as defined below) outstanding. Each whole public warrant entitles the holder to purchase one tenth of a share of Class A Common Stock at a price of $115.00 per share (the “Public Warrants”). The Public Warrants will expire on November 9, 2023 or upon redemption or liquidation. The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant with not less than 30 days’ notice provided to the Public Warrant holders. However, this redemption right can only be exercised if the reported last sale price of the Class A Common Stock equals or exceeds $180.00 per share for any 20-trading days within a 30-trading day period ending three business days prior to sending the notice of redemption to the Public Warrant holders.
Private Placement Warrants
As of June 30, 2023, there were 6,364,281 Private Placement Warrants (as defined below) outstanding, of which Apache holds 3,182,140. The private placement warrants will expire on November 9, 2023 and are identical to the Public Warrants discussed above, except (i) they will not be redeemable by the Company so long as they are held by the initial holders or their respective permitted transferees and (ii) they may be exercised by the holders on a cashless basis (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”).
The Company recorded a fair value of $6 thousand for the Public Warrants and a fair value of $4 thousand for the Private Warrants as of June 30, 2023 on the Condensed Consolidated Balance Sheets in other non-current liabilities. Refer to Note 11—Fair Value Measurement in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional discussion regarding valuation of the Warrants.
Share Repurchase Program
In February 2023, the Board of Directors (the “Board”) approved a share repurchase program (“Repurchase Program”), authorizing discretionary purchases of the Company’s Class A Common Stock up to $100.0 million in the aggregate. Repurchases may be made at management’s discretion from time to time, in accordance with applicable securities laws, on the open market or through privately negotiated transactions and may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act. Privately negotiated repurchases from affiliates are also authorized under the Repurchase Program, subject to such affiliates’ interest and other limitations. The repurchases will depend on market conditions and may be discontinued at any time without prior notice. For the three and six months ended June 30, 2023, the Company repurchased 112,312 shares at a total cost of $3.3 million and 194,174 shares at a total cost of $5.8 million, respectively. During the three and six months ended June 30, 2023, the Company retired 81,861 shares of treasury stock.
For more information regarding the 1% U.S. federal excise tax imposed on certain repurchases of stock by publicly traded U.S. corporations, please refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Share Repurchase Program,” included in this Quarterly Report on Form 10-Q.
Dividend
On May 17, 2023 the Company made cash dividend payments of $19.4 million to holders of Class A Common Stock and Class C Common Units and $88.0 million was reinvested in shares of Class A Common Stock by Reinvestment Holders. Cash dividend payments to holders of Class A Common Stock and Class C Common Units totaled $36.5 million for the six months ended June 30, 2023, of which $175.6 million was reinvested in shares of Class A Common Stock by Reinvestment Holders.

11.    FAIR VALUE MEASUREMENTS
The Company’s Condensed Consolidated Balance Sheets reflect a mixture of measurement methods for financial assets and liabilities. Public and private warrants, contingent liabilities and derivative financial instruments are reported at fair value. Other financial instruments are reported at historical cost or amortized cost on our Condensed Consolidated Balance Sheets. Long-term debt is primarily the other financial instrument for which carrying value could vary significantly from fair value. See Note 7—Debt and Financing Costs in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information.
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
Level 3 inputs: Prices or valuations that require unobservable inputs which are both significant to the fair value measurement and unobservable. Valuation under Level 3 generally involves a significant degree of judgment from management.
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
The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Level 1	Level 2	Level 3	Total

	(In thousands)
Commodity swap	$—	$9,850	$—	$9,850
Interest rate derivatives	—	17,754	—	17,754
Total assets	$—	$27,604	$—	$27,604

Commodity swaps	$—	$4,585	$—	$4,585
Interest rate derivatives	—	3,761	—	3,761
Public warrants	6	—	—	6
Private warrants	—	—	4	4
Total liabilities	$6	$8,346	$4	$8,356

	December 31, 2022
	Level 1	Level 2	Level 3	Total

	(In thousands)
Commodity swap	$—	$4,288	$—	$4,288
Interest rate derivatives	—	2,675	—	2,675
Total assets	$—	$6,963	$—	$6,963

Commodity swaps	$—	$5,718	$—	$5,718
Interest rate derivatives	—	8,328	—	8,328
Public warrants	50	—	—	50
Private warrants	—	—	38	38
Total liabilities	$50	$14,046	$38	$14,134
Our derivative contracts consist of interest rate swaps and commodity swaps. Valuation of these derivative contracts involved both observable publicly quoted prices and certain inputs to the credit valuation that may not be readily observable in the marketplace. As such our derivative contracts are classified as Level 2 in the hierarchy. Refer to Note 12—Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further discussion related to commodity swaps and interest rate derivatives.
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
The carrying amounts reported on the Condensed Consolidated Balance Sheets for the Company’s remaining financial assets and liabilities approximate fair value due to their short-term nature. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the six months ended June 30, 2023 and 2022.

12.    DERIVATIVES AND HEDGING ACTIVITIES
The Company is exposed to certain risks arising from both its business operations and economic conditions, and it enters into certain derivative contracts to manage exposure to these risks. To minimize counterparty credit risk in derivative instruments, the Company enters into transactions with high credit-rating counterparties. The Company did not elect to apply hedge accounting to these derivative contracts and recorded the fair value of the derivatives on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022.
Interest Rate Risk
The Company manages market risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its debt funding and by using derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates.
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

The fair value or settlement value of the consolidated interest rate swaps outstanding are presented on a gross basis on the Condensed Consolidated Balance Sheets. Interest rate swap derivative assets were $17.8 million and $2.7 million as of June 30, 2023 and December 31, 2022, respectively. Interest rate swap derivative liabilities were $3.8 million and $8.3 million as of June 30, 2023 and December 31, 2022, respectively. The Company recorded cash settlements on interest rate swap derivatives of $2.4 million and $12.0 million for the three months ended June 30, 2023 and 2022, respectively, and $2.4 million and $11.3 million for the six months ended June 30, 2023 and 2022, respectively. In addition, the Company recorded fair value adjustments of $39.3 million and $2.4 million for the change in fair value of the interest rate swap derivatives for the three months ended June 30, 2023 and 2022, respectively, and $22.1 million and $14.0 million for the six months ended June 30, 2023 and 2022, respectively, in “Interest expense” of the Condensed Consolidated Statements of Operations.
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
During the past two quarters, the Company has entered into numerous commodity swap contracts based on the OPIS NGL Mont Belvieu prices for ethane, propane and butane, the Waha Basis index and the NYMEX WTI index. These contracts are on various notional quantities of NGLs, natural gas and crude. Similarly, the Company has entered into various natural gas and crude basis spread swaps. These index swaps are effective over the next 1 to 12 months and are used to hedge against location price risk of the respective commodity resulting from supply and demand volatility and protect cash flows against price fluctuations. The table below presents detailed information of commodity swaps outstanding as of June 30, 2023 (in thousands, except volumes):

		June 30, 2023
Commodity	Instruments	Unit	Volume	Net Fair Value
Natural Gas	Commodity Swap	MMBtus	2,130,000	$(470)
NGL	Commodity Swap	Gallons	98,101,500	2,669
Crude	Commodity Swap	Bbl	110,400	683
Natural Gas Basis Spread Swaps	Commodity Swap	MMBtus	33,510,000	2,155
Crude Gas Basis Spread Swaps	Commodity Swap	Bbl	314,000	228
				$5,265
The fair value or settlement value of the swaps outstanding are presented on a gross basis on the Condensed Consolidated Balance Sheets. Commodity swap derivative assets were $9.9 million and $4.3 million as of June 30, 2023 and December 31, 2022, respectively. Commodity swap derivative liabilities were $4.6 million and $5.7 million as of June 30, 2023 and December 31, 2022, respectively. The Company recorded cash settlements on commodity swap derivatives of $6.9 million and nil for the three months ended June 30, 2023 and 2022, respectively, and $7.9 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively. In addition, the Company recorded fair value adjustments of $9.1 million and nil for the three months ended June 30, 2023 and 2022, respectively, and $14.5 million and nil for the change in fair value of commodity swap derivatives for the six months ended June 30, 2023 and 2022, respectively, in “Product revenue” of the Condensed Consolidated Statements of Operations.

13.    SHARE-BASED COMPENSATION
Prior to the Closing, the Company issued incentive units, which included performance and service conditions, to certain employees and Board members. The units consisted of Class A-1, Class A-2 and Class A-3 units. These units derived value from the Company’s certain wholly owned subsidiaries. Class A-1 and A-2 units would have vested upon either (i) the date of consummation of a change in control or (ii) the date that is 1-year following the consummation of the initial public offering of the Company (or its successor). Class A-3 units would have vested upon a change in control, if the participants were employed at the time of the event, or upon termination of the participant by the Company.

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
During the first quarter of 2023, pursuant to the Company’s 2019 Omnibus Compensation Plan, as amended from time to time, the Company granted approximately 370,000 restricted stock units (“RSUs”) to its employees with cliff vesting on January 1, 2026 and approximately 181,000 RSUs to employees that were vested immediately. The 181,000 RSUs that vested immediately were granted to employees who received their bonus in Company stock in lieu of cash bonus awards.
With respect to the above shares, the Company recorded compensation expenses of $13.3 million and $12.2 million for the three months ended June 30, 2023 and 2022, respectively, and $30.8 million and $18.3 million for the six months ended June 30, 2023 and 2022, respectively, based on a straight-line amortization of the associated awards’ fair value over the respective vesting life of the shares.
14.    INCOME TAXES
The Company is subject to U.S. federal income tax and the Texas margin tax. Income tax expense included in the condensed consolidated financial statements in this Form 10-Q is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Income before income taxes	$71,979	$131,610	$76,694	$153,675
Income tax expense	$311	$162	$727	$838
Effective tax rate	0.43%	0.12%	0.95%	0.55%
The effective tax rate for the three and six months ended June 30, 2023 was lower than the statutory rate mainly due to the impact of tax attributable to noncontrolling interests related to the Common Units limited partners and valuation allowance.

15.    NET INCOME PER SHARE
The computation of basic and diluted net income per share for the periods presented in the condensed consolidated financial statements is shown in the tables below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands, except per share amounts)
Net income attributable to Class A common shareholders	$25,014	$6,438	$26,450	$10,303
Less: Net income available to participating unvested restricted Class A common shareholders(1)	(4,426)	(4,184)	(8,582)	(4,184)
Total net income attributable to Class A common shareholders	$20,588	$2,254	$17,868	$6,119

Weighted average shares outstanding - basic(2)	50,553	39,297	48,980	38,766
Dilutive effect of unvested Class A common shares(3)(4)	72	32	240	30
Weighted average shares outstanding - diluted	50,625	39,329	49,220	38,796

Net income (loss) available per common share - basic	$0.41	$0.06	$0.36	$0.16
Net income (loss) available per common share - diluted	$0.41	$0.06	$0.36	$0.16
(1)Represents dividends paid to unvested restricted Class A common shareholders.
(2)Share and per share amounts have been retrospectively restated to reflect the Company’s reverse stock split, which was effected June 8, 2022.
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
16.    COMMITMENTS AND CONTINGENCIES
Accruals for loss contingencies arising from claims, assessments, litigation, environmental and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. As of June 30, 2023 and December 31, 2022, there were no accruals for loss contingencies.
Litigation
The Company is a party to various legal actions arising in the ordinary course of its businesses. In accordance with ASC 450, Contingencies, the Company accrues reserves for outstanding lawsuits, claims and proceedings when a loss contingency is probable and can be reasonably estimated. The Company estimates the amount of loss contingencies using current available information from legal proceedings, advice from legal counsel and available insurance coverage. Due to the inherent subjectivity of the assessments and unpredictability of the outcomes of the legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the legal proceedings in question. Thus, the Company’s exposure and ultimate losses may be different than the amounts accrued.
The Company has entered into litigation with two third parties to collect receivables totaling $19.6 million that remain outstanding from the Winter Storm Uri during February of 2021. Given the counterparties’ sufficient creditworthiness and the valid claims that we hold, no allowance has currently been established for these items as we have legally enforceable agreements with these parties.
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
Contingent Liabilities
Permian Gas Acquisition
As part of the acquisition of Permian Gas on June 11, 2019, consideration included a contingent liability arrangement with PDC Permian, Inc. (“PDC”). The arrangement requires additional monies to be paid by the Company to PDC on a per Mcf basis if the actual annual Mcf volume amounts exceed forecasted annual Mcf volume amounts starting in 2020 and continuing through 2029. The total monies paid under this arrangement are capped at $60.5 million. Amounts are payable on an annual basis over the earn-out period. Based on current forecasts and discussions with PDC, management revalues this contingent liability with updated assumptions at each reporting period. PDC’s actual annual Mcf volume did not exceed the incentive rate during the past three years, and the Company did not expect PDC’s actual annual Mcf volume amounts to exceed forecasted amounts as of June 30, 2023; therefore, the estimated fair value of the contingent consideration liability was nil as of June 30, 2023 and December 31, 2022.
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
Letters of Credit
Our $1.25 billion senior unsecured Revolving Credit Facility maturing on June 8, 2027 can be used for letters of credit. Our obligations with respect to related letters of credit totaled $12.6 million and nil as of June 30, 2023 and December 31, 2022, respectively.
17.    SEGMENTS
Our two operating segments represent the Company’s segments for which discrete financial information is available and is utilized on a regular basis by our chief operating decision maker (“CODM”) to make key operating decisions, assess performance and allocate resources. Our Chief Executive Officer is the CODM. These segments are strategic business units with differing products and services. No operating segments have been aggregated to form the reportable segments. Therefore, our two operating segments represent our reportable segments. The activities of each of our reportable segments from which the Company earns revenues and incurs expenses are described below:
•Midstream Logistics: The Midstream Logistics segment operates under three streams, 1) gas gathering and processing, 2) crude oil gathering, stabilization and storage services and 3) produced water gathering and disposal.
•Pipeline Transportation: The Pipeline Transportation segment consists of equity investment interests in four Permian Basin pipelines that access various points along the Texas Gulf Coast, Kinetik NGL Pipeline and Delaware Link Pipeline that is under construction. The current operating pipelines transport crude oil, natural gas and NGLs.
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
The following tables present the reconciliation of the segment profit measure as of and for the three and six months periods ended June 30, 2023 and 2022:

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated
	(In thousands)
For the Three Months Ended June 30, 2023
Segment net income (loss) including noncontrolling interests	$55,680	$49,493	$(33,505)	$71,668
Add back:
Interest expense	11	—	16,115	16,126
Income tax expense	—	—	311	311
Depreciation and amortization	69,005	471	6	69,482
Contract assets amortization	1,655	—	—	1,655
Proportionate EMI EBITDA	—	74,481	—	74,481
Share-based compensation	—	—	13,299	13,299
Loss on disposal of assets	12,137	—	—	12,137
Acquisition transaction costs	2	—	—	2
Integration costs	15	—	26	41
Other one-time costs or amortization	743	—	361	1,104
Deduct:
Warrant valuation adjustment	—	—	33	33
Gain on redemption of mandatorily redeemable Preferred units	—	—	—	—
Unrealized gain on derivatives	2,678	—	—	2,678
Equity income from unconsolidated affiliates	—	49,610	—	49,610
Segment adjusted EBITDA(3)	$136,570	$74,835	$(3,420)	$207,985

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated
	(In thousands)
For the Three Months Ended June 30, 2022
Segment net income including noncontrolling interests	$14,563	$46,277	$70,608	$131,448
Add back:
Interest expense	20,641	942	3,764	25,347
Income tax expense	162	—	—	162
Depreciation and amortization	66,459	122	—	66,581
Contract assets amortization	448	—	—	448
Proportionate EMI EBITDA	—	71,340	—	71,340
Share-based compensation	—	—	12,173	12,173
Loss on disposal of assets	8,580	—	(34)	8,546
Loss on debt extinguishment	27,983	(8)	—	27,975
Integration costs	579	—	4,707	5,286
Acquisition transaction costs	—	—	674	674
Other one-time costs or amortization	1,239	—	1,020	2,259
Deduct:
Gain on redemption of mandatorily redeemable Preferred units	—	—	5,087	5,087
Gain on embedded derivative	—	—	91,448	91,448
Equity income from unconsolidated affiliates	—	47,786	—	47,786
Segment adjusted EBITDA(3)	$140,654	$70,887	$(3,623)	$207,918

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated
	(In thousands)
For the Six Months Ended June 30, 2023
Segment net income (loss) including noncontrolling interests	$107,211	$95,927	$(127,171)	$75,967
Add back:
Interest expense	21	—	85,413	85,434
Income tax expense	—	—	727	727
Depreciation and amortization	137,398	926	12	138,336
Contract assets amortization	3,310	—	—	3,310
Proportionate EMI EBITDA	—	146,348	—	146,348
Share-based compensation	—	—	30,839	30,839
Loss on disposal of assets	12,239	—	—	12,239
Loss (gain) on debt extinguishment	—	—	—	—
Integration costs	—	—	953	953
Acquisition transaction costs	33	—	237	270
Other one-time costs or amortization	3,793	—	1,071	4,864
Deduct:
Warrant valuation adjustment	—	—	77	77
Unrealized gain on derivatives	7,643	—	—	7,643
Gain on embedded derivative	—	—	—	—
Equity income from unconsolidated affiliates	—	96,074	—	96,074
Segment adjusted EBITDA(3)	$256,362	$147,127	$(7,996)	$395,493

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated(2)

	(In thousands)
For the Six Months Ended June 30, 2022
Segment net income including noncontrolling interests	$23,749	$75,412	$53,676	$152,837
Add back:
Interest expense (income)	47,412	(672)	5,381	52,121
Income tax expense (benefit)	457	(39)	420	838
Depreciation and amortization	127,352	252	—	127,604
Contract assets amortization	896	—	—	896
Proportionate EMI EBITDA	—	112,081	—	112,081
Share-based compensation	—	—	18,304	18,304
Loss (gain) on disposal of assets	8,690	—	(34)	8,656
Loss (gain) on debt extinguishment	27,983	(8)	—	27,975
Integration costs	4,683	—	6,755	11,438
Acquisition transaction costs	4	—	6,346	6,350
Other one-time costs or amortization	2,157	—	1,297	3,454
Deduct:
Gain on redemption of mandatorily redeemable Preferred units	—	—	9,580	9,580
Gain on embedded derivative	—	—	88,562	88,562
Equity income from unconsolidated affiliates	—	75,703	—	75,703
Segment adjusted EBITDA(3)	$243,383	$111,323	$(5,997)	$348,709
(1)Corporate and Other represents those results that: (i) are not specifically attributable to a reportable segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items.
(2)Results do not include legacy ALTM prior to February 22, 2022. Refer to Note 1 —Description of the Organization and Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, for further information on the Company’s basis of presentation.
(3)Adjusted EBITDA is a non-GAAP measure; please see Key Performance Metrics in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q, for a definition and reconciliation to the most directly comparable GAAP measure.

The following tables present the revenue for individual operating segment for the three and six month periods ended June 30, 2023 and 2022:

	Midstream Logistics	Pipeline Transportation	Consolidated

	(In thousands)
For the Three Months Ended June 30, 2023
Revenue	$293,251	$730	$293,981
Other revenue	2,220	2	2,222
Total segment operating revenue	$295,471	$732	$296,203

	Midstream Logistics	Pipeline Transportation	Consolidated

	(In thousands)
For the Three Months Ended June 30, 2022
Revenue	$331,731	$—	$331,731
Other revenue	3,839	2	3,841
Total segment operating revenue	$335,570	$2	$335,572

	Midstream Logistics	Pipeline Transportation	Consolidated

	(In thousands)
For the Six Months Ended June 30, 2023
Revenue	$569,806	$1,424	$571,230
Other revenue	6,009	4	6,013
Total segment operating revenue	$575,815	$1,428	$577,243

	Midstream Logistics	Pipeline Transportation	Consolidated

	(In thousands)
For the Six Months Ended June 30, 2022
Revenue	$587,104	$—	$587,104
Other revenue	5,713	4	5,717
Total segment operating revenue	$592,817	$4	$592,821
The following table presents total assets for each operating segment as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022

	(In thousands)
Midstream Logistics	$3,582,410	$3,486,948
Pipeline Transportation(1)	2,602,385	2,414,829
Segment total assets	6,184,795	5,901,777
Corporate and other	42,126	17,934
Total assets	$6,226,921	$5,919,711
(1)Includes investment in unconsolidated affiliates of $2.49 billion and $2.38 billion as of June 30, 2023 and December 31, 2022, respectively.
18.    SUBSEQUENT EVENTS
On July 20, 2023, the Board declared a cash dividend of $0.75 per share on the Company’s Class A Common Stock which will be payable to stockholders of record as of August 4, 2023 on August 16, 2023. The Company, through its ownership of the general partner of the Partnership, declared a distribution of $0.75 per Common Unit from the Partnership to the holders of Common Units, which will be payable on August 16, 2023..

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis addresses the results of our operations for the three and six month periods ended June 30, 2023, as compared to our results of operations for the same periods in 2022. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods. The business combination of Altus Midstream Company (“ALTM”) and BCP Raptor Holdco, LP (“BCP”) and their respective consolidated subsidiaries closed on February 22, 2022. As the transaction was determined to be a reverse merger, BCP was considered the accounting acquirer and ALTM was considered the legal acquirer. Therefore, BCP’s net assets, carried at historical value, were presented as the predecessor to Kinetik Holdings Inc.’s (the “Company”) historical financial statements and the comparable period presented herein reflects the results of operations of BCP for the three and six months ended June 30, 2022 and results of operations of ALTM from the Closing Date (as defined below) through June 30, 2022.
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
Business Combination
On February 22, 2022 (the “Closing Date”), Kinetik Holdings Inc., a Delaware corporation (formerly known as Altus Midstream Company), consummated the previously announced business combination transactions contemplated by the Contribution Agreement, dated as of October 21, 2021 (the “Contribution Agreement”), by and among the Company, Altus Midstream LP (now known as Kinetik Holdings LP), a Delaware limited partnership and subsidiary of Altus Midstream Company (the “Partnership”), New BCP Raptor Holdco, LLC, a Delaware limited liability company, and BCP. The transactions contemplated by the Contribution Agreement are referred to herein as the “Transaction.” In connection with the closing of the Transaction (the “Closing”), the Company changed its name from “Altus Midstream Company” to “Kinetik Holdings Inc.” Upon closing of the business combination, BCP and its subsidiaries became wholly owned subsidiaries of the Partnership. The Transaction was accounted for as a reverse merger pursuant to ASC 805 Business Combination (“ASC 805”).
Refer to Note 2—Business Combination in the Notes to Condensed Consolidated Financial Statements for further information.
Overview
We are an integrated midstream energy company in the Permian Basin providing comprehensive gathering, transportation, compression, processing and treating services. Our core capabilities include a variety of service offerings including natural gas gathering, transportation, compression, treating and processing; NGLs stabilization and transportation; produced water gathering and disposal; and crude oil gathering, stabilization, storage and transportation. The Company’s corporate office is located in Houston, Texas and our operations are strategically located in the heart of the Delaware Basin.
Our Operations and Segments
Upon Closing, the Company renamed its Gathering and Processing segment to Midstream Logistics and renamed its Transmission segment to Pipeline Transportation. These name changes were made to better align segment activities with the name of each respective segment. The Midstream Logistics segment operates under three service offerings, 1) gas gathering and processing, 2) crude oil gathering, stabilization and storage services and 3) produced water gathering and disposal. The Pipeline Transportation segment consists of four equity method investment (“EMI”) pipelines originating in the Permian Basin with various access points to the Texas Gulf Coast, Kinetik NGL Pipeline and Delaware Link Pipeline that is under development. The pipelines transport crude oil, natural gas and NGLs within the Permian Basin and to the Texas Gulf Coast.
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
Factors Affecting Our Business
Commodity Price Volatility
There has been, and we believe there will continue to be, volatility in commodity prices and in the relationships among NGLs, crude oil and natural gas prices. As a result of uncertainty around global commodity supply and demand, uncertainty in global economic recovery from the aftereffects of the COVID-19 pandemic and the armed conflict in Ukraine, and uncertainty from the recent banking turmoil and its effects on financial markets, global oil and natural gas commodity prices continue to remain volatile. The volatility and uncertainty of natural gas, crude oil and NGL prices impact drilling, completion and other investment decisions by producers and ultimately supply to our systems. Although the armed conflict in Ukraine generated commodity price upward pressure, and our operations could benefit in an environment of higher natural gas, NGLs and condensate prices, the instability of the international political environment and human and economic hardship resulting from the conflict would have a highly uncertain impact on the U.S. economy, which in turn, might affect our business and operations adversely. Our product sales revenue is exposed to commodity price fluctuations. Therefore, commodity price decline and sustained periods of low natural gas and NGL prices could have an adverse effect on our product revenue stream. Also, after a rapid rise of oil and natural gas prices in the first half of 2022, oil and natural gas prices have moderated from their peaks during the past twelve months. The Company continues to monitor commodity prices closely and may enter into commodity price hedges from time to time as necessary to mitigate the volatility risk. In addition, the Company, when economically appropriate, enters into fee-based arrangements that insulate the Company from commodity price volatility.
Inflation and Interest Rates
The annual rate of inflation in the United States dropped slightly to 3.0% in June 2023 compared to 9.1% in June 2022, as measured by the Consumer Price Index, which was the lowest since May 2021. However, the Federal Open Market Committee (“FOMC”) maintains its long run goals of maximum employment and inflation at the rate of 2.00%. In support of these goals, the FOMC raised the target range for the federal funds rate to 5.25% - 5.50% during its meeting in July 2023. FOMC has acknowledged the current stress on the banking system, stating that while the United States banking system is sound and resilient, recent developments are likely to result in tighter credit conditions for households and businesses and to affect economic activity, hiring and inflation. The extent of these effects is uncertain. There is uncertainty regarding whether inflation will continue to be tamed by the FOMC’s effort or whether the FOMC will continue to tighten its monetary policy in the next 12 months. Increased interest rates beyond the term of our hedges will increase our operating costs and have a negative impact on the Company’s ability to meet its contractual debt obligations and to fund its operating expenses, capital expenditures, dividends and distributions.

Results of Operations
The following table presents the Company’s results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022*	% Change	2023	2022*	% Change

	(In thousands, except percentages)
Revenues:
Service revenue	$102,551	$102,080	—%	$205,976	$182,525	13%
Product revenue	191,430	229,651	(17%)	365,254	404,579	(10%)
Other revenue	2,222	3,841	(42%)	6,013	5,717	5%
Total revenues	296,203	335,572	(12%)	577,243	592,821	(3%)
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization)	110,467	152,714	(28%)	226,344	272,989	(17%)
Operating expense	39,906	35,280	13%	75,879	65,151	16%
Ad valorem taxes	3,889	5,880	(34%)	9,347	10,033	(7%)
General and administrative	22,869	25,960	(12%)	50,380	48,712	3%
Depreciation and amortization	69,482	66,581	4%	138,336	127,604	8%
Loss on disposal of assets	12,137	8,546	42%	12,239	8,656	41%
Total operating costs and expenses	258,750	294,961	(12%)	512,525	533,145	(4%)
Operating income	37,453	40,611	(8%)	64,718	59,676	8%
Other income (expense):
Interest and other income	1,042	—	100%	1,336	250	NM
Gain on redemption of mandatorily redeemable Preferred Units	—	5,087	(100%)	—	9,580	(100%)
Loss on debt extinguishment	—	(27,975)	(100%)	—	(27,975)	(100%)
Gain on embedded derivative	—	91,448	(100%)	—	88,562	(100%)
Interest expense	(16,126)	(25,347)	(36%)	(85,434)	(52,121)	64%
Equity in earnings of unconsolidated affiliates	49,610	47,786	4%	96,074	75,703	27%
Total other income, net	34,526	90,999	(62%)	11,976	93,999	(87%)
Income before income taxes	71,979	131,610	(45%)	76,694	153,675	(50%)
Income tax expense	311	162	92%	727	838	(13%)
Net income including noncontrolling interest	$71,668	$131,448	(45%)	$75,967	$152,837	(50%)
* The results of the legacy ALTM business are not included in the Company’s consolidated financials prior to February 22, 2022. Refer to the Form 10-Q basis of presentation in Note 1—Description of the Organization and Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, for further information.
NM - Not meaningful

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Revenues
For the three months ended June 30, 2023, revenue decreased $39.4 million, or 12%, to $296.2 million, compared to $335.6 million for the same period in 2022. The decrease was primarily driven by period-to-period lower product revenues related to decreases in commodity prices, partially offset by increases in volumes sold.
Service revenue
Service revenue consists of service fees paid to us by our customers for providing comprehensive gathering, treating, processing and produced water disposal services necessary to bring natural gas, NGLs and crude oil to market. Service revenue for the three months ended June 30, 2023, increased by $0.5 million, or less than 1%, to $102.6 million, compared to $102.1 million for the same period in 2022. Period-over-period gathered and processed gas volumes increased 296.9 Mcf per day and 320.4 Mcf per day, respectively, but the contract mix driving the increase in volumes did not lead to a commensurate increase in service fees. Over 99% of service revenues are included in the Midstream Logistics segment.
Product revenue
Product revenue consists of commodity sales (including condensate, natural gas residue and NGLs). Product revenue for the three months ended June 30, 2023, decreased by $38.2 million, or 17%, to $191.4 million, compared to $229.7 million for the same period in 2022, primarily due to period over period decreases in commodity prices. Period over period NGL prices decreased $21.54 per barrel, or 53%, condensate prices decreased $36.71 per barrel or 35% and residue prices decreased $5.75 per MMBtu or 84%. These decreases were partially offset by increases in NGL and condensate volumes sold of 2.8 million barrels, or 62%. Natural gas residue sales volumes decreased 10.4 million MMBtu, or 207%. The period over period increase in NGL and condensate volumes and related decrease in residue volumes was partially driven by running our plants in recovery during the three months ended June 30, 2023 versus rejection for one month during the same period in 2022. Product revenues are included entirely in the Midstream Logistics segment.
Operating Costs and Expenses
Costs of sales (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) primarily consists of purchases of NGLs and natural gas from our producers at contracted market prices to support product sales to other third parties. For the three months ended June 30, 2023, cost of sales decreased $42.2 million, or 28%, to $110.5 million, compared to $152.7 million for the same period in 2022. The decrease was primarily driven by period over period decreases in commodity prices as discussed above. Cost of sales (exclusive of depreciation and amortization) are included entirely in the Midstream Logistics segment.
Operating expenses
Operating expenses increased by $4.6 million, or 13%, to $39.9 million for the three months ended June 30, 2023, compared to $35.3 million for the same period in 2022. Of the total increase, $4.3 million was driven by higher leased compression and electricity expenses from the increased gathered and processed volumes discussed above.
General and administrative
General and administrative (“G&A”) expense decreased by $3.1 million, or 12%, to $22.9 million for the three months ended June 30, 2023, compared to $26.0 million for the same period in 2022. The decrease was driven by lower legal fees of $2.6 million that were primarily related to the Transaction and associated integration. The remaining decrease relates primarily to lower labor costs that is also associated with the integration of the Transaction.
Other Income (Expense)
Loss on debt extinguishment
For the three months ended June 30, 2022, the Company recognized a loss on debt extinguishment of $28.0 million in relation to the comprehensive refinancing completed in June 2022.
Unrealized gain on embedded derivative

For the three months ended June 30, 2022, the Company recognized an unrealized gain on an embedded derivative of $91.4 million. The unrealized gain was a result of the decrease in fair value of the embedded derivative related to the redeemable noncontrolling interest Preferred Units. The substantial decrease in fair value of this derivative related to the comprehensive debt refinancing that achieved more favorable interest terms for the Company and the partial redemption of these Preferred Units on July 1, 2022, which was known as of the end of the second quarter.
Interest Expense
Interest expense decreased by $9.2 million, or 36%, to $16.1 million for the three months ended June 30, 2023, compared to $25.3 million for the same period in 2022. The decrease was primarily driven by interest rate swap valuation marks of $37.4 million when comparing the second quarter of 2023 to the same period in 2022. The decrease was partially offset by increased interest expense of $26.1 million related to higher debt obligations from the comprehensive refinancing completed in June 2022, as well as an overall increase in interest rates associated with the Term Loan Credit Facility (as defined below) and Revolving Credit Facility (as defined below), which carried some variability. Refer to Note—12 Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements regarding the Company’s strategy in managing interest rate risk.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Revenues
For the six months ended June 30, 2023, revenue decreased $15.6 million, or 3%, to $577.2 million, compared to $592.8 million for the same period in 2022. The decrease was primarily driven by period-to-period lower product revenues related to decreases in commodity prices, offset by higher service revenues related to increases in gathered and processed gas volumes.
Service revenue
Service revenue consists of service fees paid to us by our customers for providing comprehensive gathering, treating, processing and water disposal services necessary to bring natural gas, NGLs and crude oil to market. Service revenue for the six months ended June 30, 2023, increased by $23.5 million, or 13%, to $206.0 million, compared to $182.5 million for the same period in 2022. This increase was primarily due to a period-over-period increase in gathered and processed gas volumes of 330.4 Mcf per day and 339.7 Mcf per day, respectively. Over 99% of service revenues are included in the Midstream Logistics segment.
Product revenue
Product revenue consists of commodity sales (including condensate, natural gas residue and NGLs). Product revenue for the six months ended June 30, 2023, decreased by $39.3 million, or 10%, to $365.3 million, compared to $404.6 million for the same period in 2022, primarily due to period over period decreases in commodity prices. Period over period NGL prices decreased $21.71 per barrel, or 51%, condensate prices decreased $28.39 per barrel or 29% and residue prices decreased $4.37 per MMBtu, or 78%. The overall decrease was partially offset by increases in NGL and condensate volumes sold of 6.6 million barrels, or 96%. Natural gas residue sales volumes decreased 11.3 million MMBtu, or 77%. The period over period increase in NGL and condensate volumes and related decrease in residue volumes was partially driven by running our plants in recovery during the six months ended June 30, 2023 versus rejection for certain months during the same period in 2022. Product revenues are included entirely in the Midstream Logistics segment.
Operating Costs and Expenses
Costs of sales (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) primarily consists of purchases of NGLs and natural gas from our producers at contracted market prices to support product sales to other third parties. For the six months ended June 30, 2023, cost of sales decreased $46.6 million, or 17%, to $226.3 million, compared to $273.0 million for the same period in 2022. The decrease was primarily driven by a period to period decrease in commodity prices, slightly offset by increases in condensate and NGL volumes sold. Cost of sales (exclusive of depreciation and amortization) are included entirely in the Midstream Logistics segment.

Operating expenses
Operating expenses increased by $10.7 million, or 16%, to $75.9 million for the six months ended June 30, 2023, compared to $65.2 million for the same period in 2022. Of the total increase, $4.5 million was driven by the inclusion of Altus operations for the entire period, versus just over four months during the same period of 2022. The remaining increase is primarily the result of higher compression and electricity expenses from the increased gathered and processed volumes discussed above. Over 99% of operating expenses are included in the Midstream Logistics segment.
General and administrative
General and administrative expense increased by $1.7 million, or 3%, to $50.4 million for the six months ended June 30, 2023, compared to $48.7 million for the same period in 2022. The increase was driven by higher share-based compensation of $12.5 million related to a full six months of stock compensation amortization during 2023 versus just over four months of amortization during the same period of 2022 and due to certain members of management opting to receive their bonuses in the form of stock compensation during March 2023. This increase was partially offset by a decrease of $10.9 million in labor, professional fees and legal fees that were primarily related to the Transaction and its related integration.
Other Income (Expense)
Loss on debt extinguishment
For the six months ended June 30, 2022, the Company recognized a loss on debt extinguishment of $28.0 million in relation to the comprehensive refinancing completed in June 2022.
Unrealized gain on embedded derivative
For the six months ended June 30, 2022, the Company recognized an unrealized gain on an embedded derivative of $88.6 million. The unrealized gain was a result of the decrease in fair value of the embedded derivative related to the redeemable noncontrolling interest Preferred Units. The substantial decrease in fair value of this derivative related to the comprehensive debt refinancing that achieved more favorable interest terms for the Company and the partial redemption of these Preferred Units on July 1, 2022, which was known as of the end of the second quarter.
Interest Expense
Interest expense increased by $33.3 million, or 64%, to $85.4 million for the six months ended June 30, 2023, compared to $52.1 million for the same period in 2022. $42.7 million of the increase was driven by higher debt obligations from the comprehensive refinancing completed in June 2022, as well as an overall increase in interest rates associated with the Term Loan Credit Facility (as defined below) and Revolving Credit Facility (as defined below), which carried some variability. The increase was partially offset by higher interest rate swap valuation marks of $8.6 million when comparing the six months ended June 30, 2023 to the same period in 2022. Refer to Note—12 Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements regarding the Company’s strategy in managing interest rate risk.
Equity in earnings of unconsolidated affiliates
Income from EMI pipelines increased by $20.4 million, or 27%, to $96.1 million for the six months ended June 30, 2023, compared to $75.7 million for the same period in 2022. The increase was primarily due to the acquisition of new EMI pipelines and additional equity interests in the Company’s existing EMI pipeline, PHP, through the Transaction, which closed in February 2022. Equity in earnings of unconsolidated affiliates is included entirely in the Pipeline Transportation segment.

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
•is a financial measurement that is used by rating agencies, lenders and other parties to evaluate our credit worthiness; and
•is used by our management for various purposes, including as a measure of performance and as a basis for strategic planning and forecasting.
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
Reconciliation of non-GAAP financial measure
Company management compensates for the limitations of Adjusted EBITDA as an analytical tool by reviewing the comparable GAAP measure, understanding the differences between Adjusted EBITDA as compared to net income including noncontrolling interest, and incorporating this knowledge into its decision-making processes. Management believes that investors benefit from having access to the same financial measure that the Company uses in evaluating operating results.
The following table presents a reconciliation of the GAAP financial measure of net income including noncontrolling interest to the non-GAAP financial measure of Adjusted EBITDA.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022*	% Change

	(In thousands, except percentages)
Reconciliation of net income including noncontrolling interest to Adjusted EBITDA		(*)
Net income including noncontrolling interest	71,668	131,448	(45)%	$75,967	$152,837	(50)%
Add back:
Interest expense	16,126	25,347	(36)%	85,434	52,121	64%
Income tax expense	311	162	92%	727	838	(13)%
Depreciation and amortization	69,482	66,581	4%	138,336	127,604	8%
Amortization of contract costs	1,655	448	NM	3,310	896	NM
Proportionate EMI EBITDA	74,481	71,340	4%	146,348	112,081	31%
Share-based compensation	13,299	12173	9%	30,839	18,304	68%
Loss on disposal of assets	12,137	8,546	42%	12,239	8,656	41%
Loss on debt extinguishment	—	27,975	(100)%	—	27,975	(100)%
Integration Costs	41	5,286	(99)%	953	11,438	(92)%
Transaction Costs	2	674	(100)%	270	6,350	(96)%
Other one-time cost or amortization	1,104	2,259	(51)%	4,864	3,454	41%
Deduct:
Unrealized gain on derivatives	2,678	—	100%	7,643	—	100%
Warrant valuation adjustment	33	—	100%	77	—	100%
Gain on redemption of mandatorily redeemable Preferred Units	—	5,087	(100)%	—	9,580	(100)%
Gain on embedded derivative	—	91,448	(100)%	—	88,562	(100)%
Equity income from EMI's	49,610	47,786	4%	96,074	75,703	27%
Adjusted EBITDA	$207,985	$207,918	—%	$395,493	$348,709	13%
* The results of the legacy ALTM business are not included in the Company’s consolidated financials prior to February 22, 2022. Refer to Note 1—Description of the Organization and Summary of Significant Accounting Policies for further information on the Company’s basis of presentation.
NM - not meaningful
Adjusted EBITDA increased by $0.1 million, or 0%, to $208.0 million for the three months ended June 30, 2023, compared to $207.9 million for the same period in 2022.
Adjusted EBITDA increased by $46.8 million, or 13%, to $395.5 million for the six months ended June 30, 2023, compared to $348.7 million for the same period in 2022. The increase was primarily driven by increases in the Company’s proportionate share of its EMI pipelines’ EBITDA of $34.3 million due to the acquisition of new EMI pipelines and additional equity interests in the Company’s existing EMI pipeline, PHP, through the Transaction. The remaining increase is primarily due to owning the legacy Altus assets for the entire period during 2023 versus approximately four months during 2022.
Segment Adjusted EBITDA
Segment adjusted EBITDA is defined as segment net earnings adjusted to exclude interest expense, income tax expense, depreciation and amortization, the proportionate effect of these same items for our equity method investments and other non-recurring items. The following table presents segment adjusted EBITDA for the three and six month periods ended June 30, 2023 and 2022. Also refer to Note 17—Segments in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of segment adjusted EBITDA to net income including noncontrolling interest.

	Three Months Ended June 30, 2023
	2023	2022	% Change

Midstream Logistics	$136,570	$140,654	(3%)
Pipeline Transportation	74,835	70,887	6%
Corporate and Other**	(3,420)	(3,622)	(6%)
Total segment adjusted EBITDA	$207,985	$207,919	—%

	Six Months Ended June 30,
	2023	2022*	% Change

Midstream Logistics	$256,362	$243,383	5%
Pipeline Transportation	147,127	111,323	32%
Corporate and Other**	(7,996)	(5,997)	33%
Total segment adjusted EBITDA	$395,493	$348,709	13%
* The results of the legacy ALTM business are not included in the Company’s consolidated financials prior to February 22, 2022. Refer to Note 1—Description of the Organization and Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information on the Company’s financial statement consolidation.
** Corporate and Other represents those results that: (i) are not specifically attributable to a reportable segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items.
Midstream Logistics segment adjusted EBITDA decreased by $4.1 million, or 3%, to $136.6 million for the three months ended June 30, 2023, compared to $140.7 million for the same period in 2022. The decrease was primarily driven by decrease in add backs related to interest expense of $20.6 million and loss on debt extinguishment of $28.0 million recognized in 2022, partially offset by an increase in segment net income including noncontrolling interests of $41.1 million and increase in add back related to loss on disposal of assets of $3.6 million.
Midstream Logistics segment adjusted EBITDA increased by $13.0 million, or 5%, to $256.4 million for the six months ended June 30, 2023, compared to $243.4 million for the same period in 2022. The increase was primarily driven by an increase in segment net income including noncontrolling interests of $83.5 million and increases in the add back related to depreciation and amortization expense of $10.0 million due to new operations acquired through the Transaction and loss on disposal of assets of $3.5 million. The increase in adjusted EBITDA was partially offset by decrease in add back related to interest expense of $47.4 million, loss on debt extinguishment of $28.0 million recognized in 2022 and integration and acquisition costs of $4.7 million.
Pipeline Transportation segment adjusted EBITDA increased by $3.9 million, or 6%, to $74.8 million for the three months ended June 30, 2023, compared to $70.9 million for the same period in 2022. The increase was driven by investments in GCX, EPIC, Shin Oak and PHP, which were all acquired through the Transaction closed in February 2022.
Pipeline Transportation segment adjusted EBITDA increased by $35.8 million, or 32%, to $147.1 million for the six months ended June 30, 2023, compared to $111.3 million for the same period in 2022. The increase was driven by investments in GCX, EPIC, Shin Oak and PHP, which were all acquired through the Transaction closed in February 2022.

Contractual Obligations
We have contractual obligations for principal and interest payments on our Term Loan Credit Facility. See Note 7—Debt and Financing Costs in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Under certain of our transportation services agreements with third party pipelines to transport natural gas and NGLs, if we fail to ship a minimum throughput volume during any year, then we will pay a deficiency payment for transportation based on the volume shortfall up to the MVC amount. The Company has made no historical shortfall payments through June 30, 2023.

Capital Resources and Liquidity
The Company’s primary use of capital since inception has been for the initial construction of gathering and processing assets, as well as the acquisition of the EMI pipelines and associated subsequent construction costs. For 2023, the Company’s primary capital spending requirements are related to the PHP expansion project, the midstream infrastructure acquisition and other budgeted capital expenditures for construction of gathering and processing assets and the Company’s contractual debt obligations. The Company will continue to have the Reinvestment Holders (as defined below) and management reinvest 100% of their 2023 distributions and dividends into shares of our Class A Common Stock. In addition, the Board of Directors (the “Board”) has approved the Repurchase Program (as defined below) authorizing discretionary purchases of the Company’s Class A Common Stock up to $100 million in aggregate.
During the six months ended June 30, 2023, the Company’s primary sources of cash were distributions from the EMI pipelines, borrowings under the Revolving Credit Facility and cash generated from operations. Based on the Company’s current financial plan and related assumptions including the Reinvestment Agreement (as defined below), the Company believes that cash from operations and distributions from the EMI pipelines will generate cash flows in excess of capital expenditures and the amount required to fund the Company’s planned quarterly dividend over the next 12 months. Additionally, the Company has locked in the floating base rate on its Term Loan Credit Facility with interest rate swaps with a $2.25 billion notional that are effective through May 31, 2025 swapping floating SOFR for a fixed swap rate between 4.38% and 4.49%.
Comprehensive Refinancing
On June 8, 2022, the Partnership completed the private placement of $1.00 billion aggregate principal amount of 5.875% Senior Notes due 2030, which are fully and unconditionally guaranteed by the Company. The Notes are issued under our Sustainability-Linked Financing Framework and include sustainability-linked features. In addition, the Partnership entered into the revolving credit agreement with Bank of America, N.A. as administrative agent, which provides for a $1.25 billion senior unsecured Revolving Credit Facility maturing on June 8, 2027 (the “Revolving Credit Facility”), and the term loan credit agreement with PNC Bank as administrative agent, which provides for a $2.00 billion senior unsecured Term Loan Credit Facility maturing on June 8, 2025 (the “Term Loan Credit Facility”). Proceeds from the Notes and the Term Loan Credit Facility were used to repay all outstanding borrowings under our existing credit facilities and to pay fees and expenses related to the offering. See Note 8—Debt and Financing Costs in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for further information.
Capital Requirements and Expenditures
Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational regulations. During the six months ended June 30, 2023 and 2022, capital spending for property, plant and equipment totaled $160.2 million and $71.4 million, respectively and intangible asset purchases of $14.0 million and $8.5 million, respectively. The first quarter of 2023 also included capital spend of $65 million for certain midstream infrastructure assets, as discussed in Note 2 -- Business Combinations. Management believes its existing gathering, processing and transmission infrastructure capacity is capable of fulfilling its midstream contracts to service its customers. During the six months ended June 30, 2023, the Company contributed $154.7 million to PHP for the capacity expansion project, which started in June 2022.
The Company anticipates its existing capital resources will be sufficient to fund the future capital expenditures for EMI pipelines and the Company’s existing infrastructure assets over the next 12 months. For further information on EMIs, refer to Note 6—Equity Method Investments in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Cash Flow
The following tables present cash flows from operating, investing and financing activities during the periods presented:

	Six Months Ended June 30,
	2023	2022

	(In thousands)
Cash provided by operating activities	$231,047	$268,918
Cash used in investing activities	$(447,903)	$(69,059)
Cash provided by (used in) financing activities	$212,699	$(213,269)
Operating activities. Net cash provided by operating activities decreased by $37.9 million for the six months ended June 30, 2023 compared with the same period in 2022. The change in the operating cash flows reflected increases in adjustments related to non-cash items of $71.5 million, offset by decreases in working capital of $32.5 million and a decrease in net income including noncontrolling interests of $76.9 million.
Investing activities. Net cash used in investing activities increased by $378.8 million for the six months ended June 30, 2023 compared with the same period in 2022. The increase was primarily driven by an increase in net cash (paid for) acquired in acquisition of $138.4 million related to the current year acquisition of midstream infrastructure assets, an increase in property, plant and equipment expenditures of $88.7 million, an increase in contributions made to unconsolidated affiliates of $152.0 million related to the PHP expansion project and an increase in intangible assets expenditure of $5.4 million.
Financing activities. Net cash provided by financing activities was $212.7 million for the six months ended June 30, 2023, which was comprised of net borrowings from the Company’s Revolving Credit Facility of $255.0 million, offset by cash dividends of $36.5 million and repurchase of Class A common stock of $5.8 million. Net cash used in financing activities was $213.3 million for the six months ended June 30, 2022, which was comprised of redemption of mandatorily redeemable Preferred Units of $152.6 million, payments on debt issuance costs of $37.0 million, cash dividends of $20.5 million and net payments on the Company’s outstanding indebtedness of $3.1 million.
Dividend and Distribution Reinvestment Agreement
On February 22, 2022, the Company entered into a Dividend and Distribution Reinvestment Agreement (the “Reinvestment Agreement”) with certain stockholders including BCP Raptor Aggregator, LP, BX Permian Pipeline Aggregator LP, Buzzard Midstream LLC, APA Corporation, Apache Midstream LLC and certain individuals (each, a “Reinvestment Holder”). Under the Reinvestment Agreement, each Reinvestment Holder is obligated to reinvest at least 20% of all distributions on Common Units or dividends on shares of Class A Common Stock in the Company’s Class A Common Stock. The Audit Committee resolved that for the calendar year 2023, 100% of all distributions or dividends received by each Reinvestment Holder would be reinvested in shares of Class A Common Stock.
During the first six months of 2023, the Company made cash dividend payments of $36.5 million to holders of Class A Common Stock and Class C Common Units and $175.6 million was reinvested in shares of Class A Common Stock by the Reinvestment Holders.
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
Dividend
On July 20, 2023, the Board declared a cash dividend of $0.75 per share on the Company’s Class A Common Stock which will be payable to stockholders on August 16, 2023. The Company, through its ownership of the general partner of the Partnership, declared a distribution of $0.75 per Common Unit from the Partnership to the holders of Common Units, which will be payable on August 16, 2023.

Share Repurchase Program
In February 2023, the Board approved a share repurchase program (the “Repurchase Program”), authorizing discretionary purchases of the Company’s Class A Common Stock up to $100.0 million in the aggregate. Repurchases may be made at management’s discretion from time to time, in accordance with applicable securities laws, on the open market or through privately negotiated transactions and may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act. Privately negotiated repurchases from affiliates are also authorized under the Repurchase Program, subject to such affiliates’ interest and other limitations. The repurchases will depend on market conditions and may be discontinued at any time without prior notice. For the three and six months ended June 30, 2023, the Company repurchased 112,312 shares at a total cost of $3.3 million and 194,174 shares at a total cost of $5.8 million, respectively. For additional information regarding the Repurchase Program, see “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Quarterly Report on Form 10-Q.
The Inflation Reduction Act of 2022 provides for, among other things, the imposition of a 1% U.S. federal excise tax (the “Stock Buyback Tax”) on certain repurchases of stock by publicly traded U.S. corporations such as us after December 31, 2022. Accordingly, the Stock Buyback Tax will apply to our share repurchase program in 2023 and in subsequent taxable years. The Biden Administration has proposed increasing the amount of the Stock Buyback Tax from 1% to 4%; however, it is unclear whether such a change in the amount of the Stock Buyback Tax will be enacted and, if enacted, how soon any such change could take effect.
Liquidity
The following table presents a summary of the Company’s key liquidity indicators at the dates presented:

	June 30,	December 31,
	2023	2022
	(In thousands)
Cash and cash equivalents	$2,237	$6,394
Total debt, net of unamortized deferred financing cost	$3,625,799	$3,368,510
Available committed borrowing capacity	$587,422	$855,000
Cash and cash equivalents
As of June 30, 2023 and December 31, 2022, the Company had $2.2 million and $6.4 million, respectively, in cash and cash equivalents.
Total debt and available credit facilities
There is no assurance that the financial condition of banks with lending commitments to the Company will not deteriorate. The Company closely monitors the ratings of the banks in the Company’s bank group. Having a large bank group allows the Company to mitigate the potential impact of any bank’s failure to honor its lending commitment.

Off-Balance Sheet Arrangements
As of June 30, 2023, there were no off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to various market risks, including the effects of adverse changes in commodity prices and credit risk as described below. The Company continually monitors its market risk exposure, including the impact and developments related to the armed conflict in Ukraine, increase in interest rate and inflation trend, which continued to have significant impact on volatility and uncertainties in the financial markets during the second quarter of 2023.
Commodity Price Risk
The results of the Company’s operations may be affected by the market prices of oil and natural gas. A portion of the Company’s revenue is directly tied to local crude, natural gas, NGLs and condensate prices in the Permian Basin. Fluctuations in commodity prices also impact operating cost elements both directly and indirectly. For example, commodity prices directly impact costs such as power and fuel, which are expenses that increase or decrease in line with changes in commodity prices. Commodity prices also affect industry activity and demand, thus indirectly impacting the cost of items such as labor and equipment rentals. Management regularly reviews the Company’s potential exposure to commodity price risk, and may periodically enter into financial or physical arrangements intended to mitigate potential volatility. Refer to Note 12—Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional discussion regarding our hedging strategies and objectives.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2023, the Company had interest bearing debt, net of deferred financing costs, with principal amount of $3.63 billion. The interest rates for the Revolving Credit Facility and the Term Loan Credit Facility are variable, which exposes the Company to the risk of increased interest expense in the event of increases to short-term interest rates. Accordingly, results of operations, cash flows, financial condition and the ability to make cash distributions could be adversely affected by significant increases in interest rates. As of June 30, 2023, $2.25 billion of floating rate debt (out of $2.65 billion) has been hedged until June 2025. If interest rates increase by 10.0%, the Company’s consolidated interest expense would have increased by approximately $126 million for the quarter ended June 30, 2023. The Company may periodically enter into interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. Refer to Note 12—Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional discussion regarding our hedging strategies and objectives. The Company will realize 0.05% reductions to the effective interest rates of both the Revolving Credit Facility and the Term Loan Credit Facility during 2023 in relation to sustainability adjustment features embedded in these facilities. The rate reductions were dependent upon the Company meeting certain sustainability targets during 2022, which were subject to the completion of certain attestation procedures, which have been successfully completed as of June 30, 2023.
Credit Risk
The Company is subject to credit risk resulting from nonpayment or nonperformance by, or the insolvency or liquidation of, third-party customers. Any increase in the nonpayment and nonperformance by, or the insolvency or liquidation of, the Company’s customers could adversely affect the Company’s results of operations.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of June 30, 2023, pursuant to Rule 13a-15(b) of the Exchange Act, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting and Administrative Operating Officer, who serves as the principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(r) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Accounting and Administrative Operating Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.
The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting and Administrative Operating Officer, as appropriate, to allow timely decisions regarding required disclosure.
Change in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2023, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For further information regarding legal proceedings, refer to Note 16—Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

ITEM 1A. RISK FACTORS
Please refer to “Part II, Item 1A — Risk Factors” in the Company’s Annual Report Form 10-K for the year ended December 31, 2022 filed on March 7, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchase of Class A Common Stock

Period	Total Number of Shares Purchased(1)	Average Price per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans
April 1 to April 30, 2023	—	—	—	97,567,798
May 1 to May 31, 2023	112,312	29.60	112,312	94,243,313
June 1 to June 30, 2023	—	—	—	94,243,313
Total	112,312	$29.60	112,312	$94,243,313
(1)On February 28, 2023, the Company announced that the Board had approved the Repurchase Program, authorizing discretionary purchases of the Company’s Class A Common Stock up to $100 million in the aggregate.
(2)Average price paid per share included commission to repurchase shares.

ITEM 5. OTHER INFORMATION
Trading Arrangements
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
The description of the activities below has been provided to us by Blackstone Inc. (“BX”), affiliates of which: (i) beneficially own more than 10% of our outstanding common stock and are members of our board of directors, and (ii) hold a minority non-controlling interest in Mundys S.p.A (formerly Atlantia S.p.A). Mundys S.p.A. may therefore be deemed to be under common “control” with us; however, this statement is not meant to be an admission that common control exists.
The disclosure below relates solely to activities conducted by Mundys S.p.A. The disclosure does not relate to any activities conducted by us or by BX and does not involve our or BX’s management. Neither we nor BX has had any involvement in or control over the disclosed activities, and neither we nor BX has independently verified or participated in the preparation of the disclosure. Neither we nor BX is representing as to the accuracy or completeness of the disclosure nor do we or BX undertake any obligation to correct or update it.

We understand that BX disclosed the following in their most recent quarterly report on Form 10-Q, and as of August 8, 2023, the Company is unaware of any changes to the relationship status between BX and Mundys S.p.A, therefore, the Company included BX’s disclosure of certain activities, transactions or dealings between BX and Iran.
Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934. Funds affiliated with Blackstone first invested in Mundys S.p.A. on November 18, 2022 in connection with the voluntary public tender offer by Schema Alfa S.p.A. for all of the shares of Mundys S.p.A., pursuant to which such funds obtained a minority non-controlling interest in Mundys S.p.A. Mundys S.p.A. owns and controls Aeroporti di Roma S.p.A. (“ADR”), an operator of airports in Italy including Leonardo da Vinci-Fiumicino Airport. Iran Air has historically operated periodic flights to and from Leonardo da Vinci-Fiumicino Airport as authorized, from time to time, by an aviation-related bilateral agreement between Italy and Iran, scheduled in compliance with European Regulation 95/93, and approved by the Italian Civil Aviation Authority. ADR, as airport operator, is under a mandatory obligation to provide airport services to all air carriers (including Iran Air) authorized by the applicable Italian authority. The relevant turnover attributable to these activities (whose consideration is calculated on the basis of general tariffs determined by such independent Italian authority) in the quarter ended June 30, 2023 was less than €50,000. Mundys S.p.A. does not track profits specifically attributable to these activities.

ITEM 6. EXHIBITS

EXHIBIT NO.		DESCRIPTION
2.1***	–
Contribution Agreement, dated October 21, 2021, by and among Altus Midstream Company, Altus Midstream LP, New BCP Raptor Holdco, LLC, and BCP Raptor Holdco, LP (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 21, 2021).

3.1	–	Third Amended and Restated Certificate of Incorporation of Kinetik Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2022).
3.2	–	Amended and Restated Bylaws of Kinetik Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2022).
3.3	–
Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Kinetik Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2023).

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
Indenture, dated June 8, 2022, by and among Kinetik Holdings Inc., as parent, Kinetik Holdings LP, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2022).

4.4	–	Form of 5.875% Senior Notes Due 2030 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 14, 2022).
10.1	–
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
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Equity and Noncontrolling Interests and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

KINETIK HOLDINGS INC.

Dated:	August 8, 2023	/s/ Jamie Welch
Jamie Welch
Chief Executive Officer, President, Chief Financial Officer and Director
(Principal Executive Officer)

Dated:	August 8, 2023	/s/ Steven Stellato
Steven Stellato
Executive Vice President, Chief Accounting and Chief Administrative Officer
(Principal Financial Officer)