Form 10-Q
period 2023-09-30
Kinetik Holdings Inc.
filed 2023-11-09
CIK 1692787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s Class A Common Stock, par value $0.0001 per share issued and outstanding as of October 31, 2023	54,522,697
Number of shares of registrant’s Class C Common Stock, par value $0.0001 per share issued and outstanding as of October 31, 2023	94,089,038

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
•Bcf/d. One Bcf per day
•Btu. One British thermal unit, which is the quantity of heat required to raise the temperature of a one-pound mass of water by one-degree Fahrenheit
•CODM. Chief Operating Decision Maker
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
•SOFR. Secured Overnight Financing Rate
•WTI. West Texas Intermediate crude oil

ii

FORWARD-LOOKING STATEMENTS AND RISK
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “might,” “outlook,” “possibly,” “potential,” “prospect,” “should,” “would,” or similar terminology. The absence of these words does not mean that a statement is not forward looking. Although we believe that the expectations reflected in such forward-looking statements are reasonable under the circumstances, we can give no assurance that such expectations will prove to have been correct. Key factors that could cause actual results to differ materially from our expectations include, but are not limited to, assumptions about:
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
•our ability to integrate operations or realize any anticipated benefits, savings or growth of Transaction (as defined herein). See Note 2 – Business Combinations in the Notes to Condensed Consolidated Financial Statements set forth in this Form 10-Q;
•the realizability and valuation allowance assessment of our net deferred tax asset position;
•general economic and political conditions, including the armed conflicts in Ukraine, Israel and the Gaza Strip, epidemics or pandemics and actions taken by third parties in response to such epidemics or pandemics, the impact of continued inflation, central bank policy actions, bank failures and associated liquidity risks and other factors; and other factors disclosed in “Part I, Item 1A. — Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 7, 2023.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022(1)

	(In thousands, except per share data)
Operating revenues:
Service revenue	$104,349	$107,597	$310,325	$290,122
Product revenue	221,280	213,803	586,534	618,382
Other revenue	4,672	3,776	10,685	9,493
Total operating revenues(2)	330,301	325,176	907,544	917,997
Operating costs and expenses:
Costs of sales (exclusive of depreciation and amortization)(3) (4)	147,756	145,208	374,100	418,197
Operating expenses	42,925	35,845	118,804	100,996
Ad valorem taxes	5,607	5,903	14,954	15,936
General and administrative expenses	22,751	23,468	73,131	72,180
Depreciation and amortization expenses	69,935	65,005	208,271	192,609
Loss on disposal of assets	2,927	3,946	15,166	12,602
Total operating costs and expenses	291,901	279,375	804,426	812,520
Operating income	38,400	45,801	103,118	105,477
Other income (expense):
Interest and other income	289	—	1,625	250
Gain on redemption of mandatorily redeemable Preferred Units	—	—	—	9,580
Loss on debt extinguishment	—	—	—	(27,975)
Gain on embedded derivative	—	488	—	89,050
Interest expense	(45,009)	(40,464)	(130,443)	(92,585)
Equity in earnings of unconsolidated affiliates	50,754	45,003	146,828	120,706
Total other income, net	6,034	5,027	18,010	99,026
Income before income taxes	44,434	50,828	121,128	204,503
Income tax expense	1,303	1,406	2,030	2,244
Net income including noncontrolling interest	43,131	49,422	119,098	202,259
Net income attributable to Preferred Unit limited partners	—	708	—	115,203
Net income attributable to common shareholders	43,131	48,714	119,098	87,056
Net income attributable to Common Unit limited partners	27,551	33,778	77,068	61,817
Net income attributable to Class A Common Stock Shareholders	$15,580	$14,936	$42,030	$25,239

Net income attributable to Class A Common Shareholders per share
Basic	$0.21	$1.04	$0.58	$1.24
Diluted	$0.21	$1.04	$0.57	$1.24
Weighted-average shares(5)
Basic	53,340	41,816	50,464	40,042
Diluted	53,463	41,855	50,719	40,075
(1)The results of the legacy ALTM business are not included in the Company’s consolidated financials prior to February 22, 2022. Refer to the basis of presentation in Note 1—Description of the Organization and Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information.
(2)Includes amounts associated with related parties of $13.3 million and $19.9 million for the three months ended September 30, 2023 and 2022, respectively, and $34.5 million and $59.4 million for the nine months ended September 30, 2023 and 2022, respectively.
(3)Includes amounts associated with related parties of $8.7 million and $3.1 million for the three months ended September 30, 2023 and 2022, respectively, and $14.2 million and $16.3 million for the nine months ended September 30, 2023 and 2022, respectively.
(4)Cost of sales (exclusive of depreciation and amortization) is net of gas service revenues totaling $38.6 million and $17.1 million for the three months ended September 30, 2023 and 2022, respectively, and $107.1 million and $51.1 million for the nine months ended September 30, 2023 and 2022, respectively, for certain volumes where we act as principal.
(5)Class A share and per share amounts have been retrospectively restated to reflect the Company’s reverse stock split, which was effected June 8, 2022.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2023	2022

	(In thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68	$6,394
Accounts receivable, net of allowance for credit losses of $1,000 in 2023 and 2022(1)	230,572	204,036
Derivative assets	21,635	6,963
Prepaid and other current assets	36,193	24,474
	288,468	241,867
NONCURRENT ASSETS:
Property, plant and equipment, net	2,720,447	2,535,212
Intangible assets, net	620,790	695,389
Derivative asset, non-current	2,444	—
Operating lease right-of-use assets	48,102	28,551
Deferred charges and other assets	81,475	32,275
Investments in unconsolidated affiliates	2,519,213	2,381,340
Goodwill	5,077	5,077
	5,997,548	5,677,844
Total assets	$6,286,016	$5,919,711
LIABILITIES, NONCONTROLLING INTEREST, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,624	$17,899
Accrued expenses	188,062	173,914
Derivative liabilities	4,863	5,718
Current portion of operating lease liabilities	33,434	22,810
Other current liabilities	7,106	7,487
	251,089	227,828
NONCURRENT LIABILITIES
Long term debt, net	3,606,962	3,368,510
Contract liabilities	25,500	22,693
Operating lease liabilities	15,633	6,023
Derivative liabilities	382	8,328
Other liabilities	3,272	2,677
Deferred tax liabilities	12,693	11,018
	3,664,442	3,419,249
Total liabilities	3,915,531	3,647,077
COMMITMENTS AND CONTINGENCIES (Note 16)
Redeemable noncontrolling interest — Common Unit limited partners	3,208,501	3,112,409
EQUITY:
Class A Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 54,519,658 and 45,679,447 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively(2)	6	5
Class C Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 94,089,038 and 94,270,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively(2)	9	9
Additional paid-in capital	91,747	118,840
Accumulated deficit	(929,778)	(958,629)
Total equity	(838,016)	(839,775)
Total liabilities, noncontrolling interest, and equity	$6,286,016	$5,919,711
(1)Includes amounts of $15.0 million and $17.6 million associated with related parties as of September 30, 2023 and December 31, 2022, respectively.
(2)Share amounts have been retrospectively restated to reflect the Company’s stock split, which was effected June 8, 2022.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$119,098	$202,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	208,271	192,609
Amortization of deferred financing costs	4,601	8,053
Amortization of contract costs	4,965	1,344
Contingent liabilities remeasurement	—	(839)
Distributions from unconsolidated affiliates	205,891	185,786
Derivatives settlement	15,111	11,115
Derivative fair value adjustment	(41,028)	(103,032)
Warrants fair value adjustment	(73)	—
Gain on redemption of mandatorily redeemable Preferred Units	—	(9,580)
Loss on disposal of assets	15,166	12,602
Equity in earnings from unconsolidated affiliates	(146,828)	(120,706)
Loss on debt extinguishment	—	27,975
Share-based compensation	43,340	30,966
Deferred income taxes	1,675	1,882
Changes in operating assets and liabilities:
Accounts receivable	(26,982)	(73,927)
Other assets	(7,033)	(9,583)
Accounts payable	(780)	926
Accrued liabilities	8,840	95,675
Other non-current liabilities	668	—
Operating leases	683	(281)
Net cash provided by operating activities	405,585	453,244
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment expenditures	(245,798)	(160,478)
Intangible assets expenditures	(15,079)	(13,332)
Investments in unconsolidated affiliates	(202,729)	(56,199)
Distributions from unconsolidated affiliate	5,793	—
Cash proceeds from disposals	213	190
Net cash (paid for) acquired in acquisitions	(125,000)	13,401
Net cash used in investing activities	(582,600)	(216,418)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	3,000,000
Principal payments on long-term debt	—	(2,294,130)
Payments on debt issuance cost	—	(36,873)
Proceeds from revolver	673,000	537,000
Payments on revolver	(438,000)	(771,000)
Redemption of mandatorily redeemable Preferred Units	—	(183,297)
Redemption of redeemable noncontrolling interest Preferred Units	—	(461,460)
Distributions paid to mandatorily redeemable Preferred Unit holders	—	(1,850)
Distributions paid to redeemable noncontrolling interest Preferred Unit limited partners	—	(6,937)
Cash dividends paid to Class A Common Stock shareholders	(58,030)	(24,351)
Distributions paid to Class C Common Unit limited partners	(524)	(929)
Repurchase of Class A Common Stock	(5,757)	—
Net cash provided by (used in) financing activities	170,689	(243,827)
Net change in cash	(6,326)	(7,001)
CASH, BEGINNING OF PERIOD	6,394	18,729
CASH, END OF PERIOD	$68	$11,728
SUPPLEMENTAL SCHEDULE OF INVESTING AND FINANCING ACTIVITIES
Cash paid for interest, net of amounts capitalized	$165,877	$76,592
Property and equipment and intangible accruals in accounts payable and accrued liabilities	$25,237	$17,717
Class A Common Stock issued through dividend and distribution reinvestment plan	$263,771	$175,453
Fair value of ALTM assets acquired	$—	$2,446,430
Class A Common Stock issued in exchange	—	1,013,745
ALTM liabilities and mezzanine equity assumed	$—	$1,432,685
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Redeemable Noncontrolling Interest — Preferred Unit Limited Partners(2)	Redeemable Noncontrolling Interest — Common Unit Limited Partners	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Equity
			Shares(1)	Amount	Shares(1)	Amount

	(In thousands)		(In thousands)
For the Quarter Ended September 30, 2022
Balance at June 30, 2022	$563,338	$3,251,290	40,551	$4	94,450	$9	$—	$(1,181,343)	$—	$(1,181,330)
Redemption of Common Units	—	(6,765)	180	—	(180)	—	6,765	—	—	6,765
Redemption of Preferred Units	(461,460)	—	—	—	—	—	—	—	—	—
Excess of carrying amount over Preferred Units redemption price	(102,586)	76,623.00	—	—	—	—	—	32,900	—	32,900
Issuance of Class A Common Stock through dividend and distribution reinvestment plan	—	—	2,351	—	—	—	87,756	—	—	87,756
Share-based compensation	—	—	—	—	—	—	12,661	—	—	12,661
Net income	708	33,778	—	—	—	—	—	14,936	—	14,936
Change in redemption value of noncontrolling interests	—	(222,227)	—	—	—	—	—	222,227	—	222,227
Distributions paid to Common Unit limited partners	—	(70,838)	—	—	—	—	—	—	—	—
Cash dividends on Class A Common Stock ($0.75 per share)	—	—	—	—	—	—	—	(30,467)	—	(30,467)
Balance at September 30, 2022	$—	$3,061,861	43,082	$4	94,270	$9	$107,182	$(941,747)	$—	$(834,552)

For the Quarter Ended September 30, 2023
Balance at June 30, 2023	$—	$3,242,619	51,973	$5	94,089	$9	$—	$(902,446)	$(3,325)	$(905,757)
Issuance of common stock through dividend and distribution reinvestment plan	—	—	2,546	1	—	—	88,144		—	88,145
Retirement of treasury stock	—	—	—	—	—	—	—	(3,325)	3,325	—
Share-based compensation	—	—	1	—	—	—	12,502	—	—	12,502
Net income	—	27,551	—	—	—	—	—	15,580	—	15,580
Change in redemption value of noncontrolling interests	—	8,899	—	—	—	—	(8,899)	—	—	(8,899)
Distribution paid to Common Unit limited partners	—	(70,568)	—	—	—	—	—	—	—	—
Cash dividends on Class A Common Stock ($0.75 per share)	—	—	—	—	—	—	—	(39,587)	—	(39,587)
Balance at September 30, 2023	$—	$3,208,501	54,520	$6	94,089	$9	$91,747	$(929,778)	$—	$(838,016)

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Redeemable Noncontrolling Interest — Preferred Unit Limited Partners(2)	Redeemable Noncontrolling Interest — Common Unit Limited Partners	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Equity
			Shares(1)	Amount	Shares(1)	Amount

	(In thousands)		(In thousands)
For the Nine Months Ended September 30, 2022
Balance at December 31, 2021	$—	$1,006,838	—	$—	100,000	$10	$—	$—	$—	$10
ALTM acquisition	462,717	—	32,493	3	—	—	1,013,742	—	—	1,013,745
Distributions paid to Preferred Unit limited partners	(6,937)	—	—	—	—	—	—	—	—	—
Redemption of Common Units	—	(179,323)	5,730	1	(5,730)	(1)	179,323	—	—	179,323
Redemption of Preferred Units	(461,460)	—	—	—	—	—	—	—	—	—
Excess of carrying amount over Preferred Units redemption price	(109,523)	76,623	—	—	—	—	—	32,900	—	32,900
Issuance of common stock through dividend and distribution reinvestment plan	—	—	4,855	—	—	—	175,453	—	—	175,453
Share-based compensation	—	—	4	—	—	—	30,966	—	—	30,966
Remeasurement of contingent consideration	—	—	—	—	—	—	4,451	—	—	4,451
Net income	115,203	61,817	—	—	—	—	—	25,239	—	25,239
Change in redemption value of noncontrolling interests	—	2,237,635	—	—	—	—	(1,296,753)	(940,882)	—	(2,237,635)
Distribution paid to Common Unit limited partners	—	(141,729)	—	—	—	—	—	—	—	—
Cash dividends on Class A Common Stock ($1.50 per share)	—	—	—	—	—	—	—	(59,004)	—	(59,004)
Balance at September 30, 2022	$—	$3,061,861	43,082	$4	94,270	$9	$107,182	$(941,747)	$—	$(834,552)

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Redeemable Noncontrolling Interest — Preferred Unit Limited Partners(2)	Redeemable Noncontrolling Interest — Common Unit Limited Partners	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Equity
			Shares(1)	Amount	Shares(1)	Amount

	(In thousands)		(In thousands)

For the Nine Months Ended September 30, 2023
Balance at December 31, 2022	$—	$3,112,409	45,679	$5	94,270	$9	$118,840	$(958,629)	$—	$(839,775)
Redemption of Common Units	—	(5,634)	181	—	(181)	—	5,634	—	—	5,634
Issuance of common stock through dividend and distribution reinvestment plan	—	—	8,641	1	—	—	263,771	—	—	263,772
Retirement of treasury stock	—	—	—	—	—	—	—	(5,757)	5,757	—
Repurchase of Class A Common Stock	—	—	(194)	—	—	—	—	—	(5,757)	(5,757)
Share-based compensation	—	—	213	—	—	—	43,340	—	—	43,340
Net income	—	77,068	—	—	—	—	—	42,030	—	42,030
Change in redemption value of noncontrolling interests	—	236,358	—	—	—	—	(339,838)	103,480	—	(236,358)
Distribution paid to Common Unit limited partners	—	(211,700)	—	—	—	—	—	—	—	—
Cash dividends on Class A Common Stock ($2.25 per share)	—	—	—	—	—	—	—	(110,902)	—	(110,902)
Balance at September 30, 2023	$—	$3,208,501	54,520	$6	94,089	$9	$91,747	$(929,778)	$—	$(838,016)

(1)Share amounts have been retrospectively restated to reflect the Company’s Stock Split, which was effected on June 8, 2022. Refer to Note 10—Equity and Warrants in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information.
(2)Certain redemption features embedded within the Preferred Units require bifurcation and measurement at fair value. For further detail, refer to Note 12—Series A Cumulative Redeemable Preferred Units in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Commission on March 7, 2023. All outstanding Preferred Units were redeemed in 2022.

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
On February 22, 2022 (the “Closing Date”), Kinetik Holdings Inc., a Delaware corporation (formerly known as Altus Midstream Company), consummated the business combination transactions contemplated by that certain Contribution Agreement, dated as of October 21, 2021 (the “Contribution Agreement”), by and among the Company, Altus Midstream LP (now known as Kinetik Holdings LP), a Delaware limited partnership and subsidiary of Altus Midstream Company (the “Partnership”), New BCP Raptor Holdco, LLC, a Delaware limited liability company (“Contributor”) and BCP. The transactions contemplated by the Contribution Agreement are referred to herein as the “Transaction.” In connection with the closing of the Transaction (the “Closing”), the Company changed its name from “Altus Midstream Company” to “Kinetik Holdings Inc.” Unless the context otherwise requires, “ALTM” refers to the registrant prior to the Closing and “we,” “us,” “our” and the “Company” refer to Kinetik Holdings Inc., the registrant and its subsidiaries following the Closing.
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
Prior to the Closing, the Company’s financial statements that were filed with the SEC were derived from ALTM’s accounting records. As the Transaction was determined to be a reverse merger, BCP was considered the accounting acquirer and ALTM was the legal acquirer. The accompanying Condensed Consolidated Financial Statements herein include (1) BCP’s net assets carried at historical value, (2) BCP’s historical results of operations prior to the Transaction, (3) the ALTM’s net assets carried at fair value as of the Closing Date and (4) the combined results of operations with the Company’s results presented within the Condensed Consolidated Financial Statements from February 22, 2022 going forward. Therefore, the results of the legacy ALTM business were not included in the Company’s consolidated financials prior to February 22, 2022. Refer to Note 2—Business Combinations to our Condensed Consolidated Financial Statements herein for additional discussion.
The Company completed a two-for-one Stock Split on June 8, 2022. All corresponding per-share and share amounts for periods prior to June 8, 2022 have been retrospectively restated in this Form 10-Q to reflect the two-for-one Stock Split, except for the number of Common Units and shares of Class C Common Stock described above and herein in relation to the Transaction, which are presented at pre-Stock-Split amounts. This presentation is consistent with our previous public filings and the terms of the Contribution Agreement.
Significant Accounting Policies
The accounting policies that we follow are set forth in Note 2 – Summary of Significant Accounting Policies of the Notes to consolidated financial statements in our Annual Report. There were no significant updates or revisions to our accounting policies during the nine months ended September 30, 2023.
Inventory
Other current assets include condensate, residue gas and NGLs inventories that are valued at the lower cost or net realizable value. Inventory was valued at $9.1 million and $4.8 million as of September 30, 2023 and December 31, 2022, respectively.
Transactions with Affiliates
The Company has revenue contracts and incurs cost of sales and operating expenses with Apache, which is considered the Company’s affiliate as it owns more than 10% of the Company’s common stock. Accounts receivable from this affiliate was $15.0 million and $17.6 million as of September 30, 2023 and December 31, 2022, respectively. Revenue from Apache was $13.3 million and $19.9 million for the three months ended September 30, 2023 and 2022, respectively, and $34.5 million and $59.4 million for the nine months ended September 30, 2023 and 2022, respectively. Accounts payable and accrued expense due to this affiliate was immaterial as of September 30, 2023 and December 31, 2022. The Company incurred immaterial operating expenses with Apache for the three and nine months ended September 30, 2023.
In addition, the Company incurs cost of sales with two of its equity method investment (“EMI”) pipeline entities, Permian Highway Pipeline LLC (“PHP”) and Breviloba, LLC (“Breviloba”). The Company pays a demand fee to PHP and pays a capacity fee to Breviloba for certain volumes moving on the Shin Oak NGL Pipeline. For the three months ended September 30, 2023 and 2022, the Company recorded cost of sales of $2.4 million and $3.7 million, respectively, and $6.4 million and $10.8 million, for the nine months ended September 30, 2023 and 2022, respectively, with these affiliates.

2.    BUSINESS COMBINATIONS
As of September 30, 2023, our allocation of purchase price for acquisitions made during 2023 and 2022 are detailed below:

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
Midstream Infrastructure Assets
In the first quarter of 2023, the Partnership closed on a purchase and sale agreement for certain midstream assets for $65.0 million together with a new 20-year midstream service agreement. Midstream assets acquired consisted of water gathering and disposal assets and intangible right-of-way assets. As the net book value of the acquired assets were approximate to their fair market value, consideration was allocated to property, plant and equipment and intangibles based on the ratio of historical long-lived assets and intangible assets acquired. In addition, the Partnership entered into an incentive and acceleration agreement related to near term supplemental development activities on acreage dedicated for midstream services to affiliates of the Partnership. Such development activities began in October 2023 and are subject to semi-annual performance milestones and subject to refund with consequential monetary penalty if not satisfied. Consideration for the incentive and acceleration agreement of $60.0 million was capitalized as a contract asset in accordance with ASC 606, of which $4.7 million was included in “Prepaid and Other Current Assets” and $55.3 million was included in “Deferred Charges and Other Assets” in the Condensed Consolidated Balance Sheet as of the date of acquisition. These transactions were accounted for as a business combination in accordance with ASC 805. Acquisition-related costs were immaterial for this transaction. Acquired net assets from this business combination were included in the Midstream Logistic segment.
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
The Transaction was accounted as a reverse merger in accordance with ASC 805, which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair value. During the 12-month measurement period following the acquisition date, the Company made necessary adjustments as information became available to the purchase price allocation, including, but not limited to, working capital and valuation of the underlying assets of the equity method investments. The Company recorded goodwill of $5.1 million as of December 31, 2022 related to operational synergies. Goodwill was included in the Midstream Logistics segment. The Company incurred acquisition-related costs of nil and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and nil and $6.4 million for the nine months ended September 30, 2023 and 2022, respectively, related to the Transaction.

3.    REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents a disaggregation of the Company’s revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Gathering and processing services	$104,349	$107,597	$310,325	$290,122
Natural gas, NGLs and condensate sales	221,280	213,803	586,534	618,382
Other revenue	4,672	3,776	10,685	9,493
Total revenues and other	$330,301	$325,176	$907,544	$917,997
There have been no significant changes to the Company’s contracts with customers during the three and nine months ended September 30, 2023. The Company recognized revenues from minimum volume commitment (“MVC”) deficiency payments of $0.4 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively, and $1.6 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively.

Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that has not yet been recognized, representing our contractually committed revenues as of September 30, 2023:

Amount

Fiscal Year	(In thousands)
Remaining of 2023	$4,990
2024	56,346
2025	74,384
2026	60,220
2027	57,558
Thereafter	249,826
$503,324
Our contractually committed revenue, for the purposes of the tabular presentation above, is limited to customer contracts that have fixed pricing and fixed volume terms and conditions, including contracts with payment obligations associated with MVCs.
Contract Liabilities
The following table provides information about contract liabilities from contracts with customers as of September 30, 2023:

Amount

(In thousands)
Balance at December 31, 2022	$29,300
Reclassification of beginning contract liabilities to revenue as a result of performance obligations being satisfied	(5,819)
Cash received in advance and not recognized as revenue	7,826
Balance at September 30, 2023	31,307
Less: Current portion	5,807
Non-current portion	$25,500
Contract liabilities relate to payments received in advance of satisfying performance obligations under a contract, which result from contribution in aid of construction payments. Current and noncurrent contract liabilities are included in “Other Current Liabilities” and “Contract Liabilities,” respectively, of the Condensed Consolidated Balance Sheets.

Contract Cost Assets
The Company has capitalized certain costs incurred to obtain a contract that would not have been incurred otherwise. These costs are recovered through the net cash flows of the associated contract. As of September 30, 2023 and December 31, 2022, the Company had contract acquisition cost assets of $72.8 million and $17.8 million, respectively. Current and noncurrent contract cost assets are included in “Prepaid and Other Current Assets” and “Deferred Charges and Other Assets,” respectively, of the Condensed Consolidated Balance Sheets. The Company amortizes these assets as cost of sales on a straight-line basis over the life of the associated long-term customer contracts. The Company recognized cost of sales associated with these assets of $1.7 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and $5.0 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively.

4.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at carrying value, is as follows:

	September 30,	December 31,
	2023	2022

	(In thousands)
Gathering, processing, and transmission systems and facilities	$3,187,438	$2,904,084
Vehicles	11,486	9,290
Computers and equipment	6,031	4,289
Less: accumulated depreciation	(586,290)	(474,258)
Total depreciable assets, net	2,618,665	2,443,405
Construction in progress	78,133	70,325
Land	23,649	21,482
Total property, plant, and equipment, net	$2,720,447	$2,535,212
The cost of property classified as “Construction in progress” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet available to be placed into productive service as of the respective reporting date. The Company recorded $39.4 million and $34.9 million of depreciation expense for the three months ended September 30, 2023 and 2022, respectively, and $116.6 million and $102.4 million of depreciation expense for the nine months ended September 30, 2023 and 2022, respectively. There were no triggering events for property, plant and equipment during the three and nine months ended September 30, 2023 and 2022.

5.    GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Goodwill is tested at least annually as of November 30 of each year, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Company’s management assesses whether there have been events or circumstances that trigger the fair value of the reporting unit to be lower than its net carrying value since consummation of the Transaction and concluded that goodwill was not impaired as of September 30, 2023.
Intangible Assets
Intangible assets, net, are comprised of the following:

	September 30,	December 31,
	2023	2022

	(In thousands)
Customer contracts	$1,142,278	$1,137,831
Right of way assets	140,130	127,539
Less accumulated amortization	(661,618)	(569,981)
Total amortizable intangible assets, net	$620,790	$695,389

The fair value of acquired customer contracts was capitalized as a result of acquiring favorable customer contracts as of the closing dates of certain past acquisitions and is being amortized using a straight-line method over the remaining term of the customer contracts, which range from one to twenty years. Right-of-way assets relate primarily to underground pipeline easements, have a useful life of ten years and are amortized using the straight-line method. The right of way agreements are typically for an initial term of ten years with an option to renew for an additional ten years at agreed upon renewal rates based on certain indices or up to 130% of the original consideration paid.
On September 30, 2023, the remaining weighted average amortization periods for customer contracts and right of way assets were approximately 7.08 years and 6.86 years, respectively. The overall remaining weighted average amortization period for the intangible assets as of September 30, 2023 was approximately 7.05 years.
The Company recorded $30.6 million and $30.1 million of amortization expense for the three months ended September 30, 2023 and 2022, respectively, and $91.6 million and $90.2 million of amortization expense for the nine months ended September 30, 2023 and 2022, respectively. There was no impairment recognized on intangible assets for the three and nine months ended September 30, 2023 and 2022.

6.    EQUITY METHOD INVESTMENTS
As of September 30, 2023, the Company owned investments in the following long-haul pipeline entities in the Permian Basin. These investments were accounted for using the equity method of accounting. For each EMI pipeline entity, the Company has the ability to exercise significant influence based on certain governance provisions and its participation in the significant activities and decisions that impact the management and economic performance of the EMI pipeline. The table below presents the ownership percentages and investment balances held by the Company for each entity:

		September 30,	December 31,
	Ownership	2023	2022

		(In thousands)
PHP	53.3%	$1,638,319	$1,474,800
Breviloba	33.0%	446,314	455,057
GCX	16.0%	434,580	451,483
		$2,519,213	$2,381,340
Additionally, as of September 30, 2023, the Company owned 15.0% of Epic Crude Holdings, LP (“EPIC”). However, no dollar value was assigned through the Transaction’s purchase price allocation as an adjustment was made to eliminate equity in losses of EPIC. No additional contribution was made to EPIC and no distribution or equity income was received from EPIC during the three and nine months ended September 30, 2023.
The unamortized basis differences included in the EMI pipeline balances were $352.8 million and $363.2 million as of September 30, 2023 and December 31, 2022, respectively. These amounts represent differences in the Company’s contributions to date and the Company’s underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized basis differences will be amortized into equity income over the useful lives of the underlying pipeline assets. There was capitalized interest of $21.6 million and $13.4 million as of September 30, 2023 and December 31, 2022, respectively. Capitalized interest is amortized on a straight-line basis into equity income.
The following table presents the activity in the Company’s EMIs for the nine months ended September 30, 2023:

	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC	Total

	(In thousands)
Balance at December 31, 2022	$1,474,800	$455,057	$451,483	$2,381,340
Contributions	194,124	—	—	194,124
Distributions(1)	(134,095)	(32,515)	(45,074)	(211,684)
Capitalized interest	8,605	—	—	8,605
Equity income, net(2)	94,885	23,772	28,171	146,828
Balance at September 30, 2023	$1,638,319	$446,314	$434,580	$2,519,213

(1)Distributions consisted of distributions from a return on investment of $205.9 million, which was included in cash flow from operating activities and distribution from a return of investment of $5.8 million, which was included in cash flow from investing activities.
(2)For the nine months ended September 30, 2023, net of amortization of basis differences and capitalized interests, which represents undistributed earnings, the amortization was $5.6 million from PHP, $0.5 million from Breviloba, LLC and $4.7 million from GCX.
Summarized Financial Information
The following tables represent selected data for the Company’s EMI pipelines (on a 100 percent basis) for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	2023			2022
	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC

	(In thousands)
Revenues	$99,923	$51,002	$91,901	$100,114	$53,120	$91,800
Operating income	65,549	25,170	68,531	69,851	22,205	70,870
Net income	66,630	25,223	68,327	69,926	22,060	70,742

	Nine Months Ended September 30,
	2023			2022
	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC

	(In thousands)
Revenues	$291,859	$143,544	$272,509	$296,779	$151,732	$272,542
Operating income	185,862	69,666	200,004	190,620	73,877	199,130
Net income	190,662	70,086	205,818	190,446	73,711	198,732

7.    DEBT AND FINANCING COSTS
The following table summarizes the Company’s debt obligations as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022

	(In thousands)
$2.0 billion unsecured term loan	$2,000,000	$2,000,000
$1.0 billion 2030 senior unsecured notes	1,000,000	1,000,000
$1.25 billion revolving line of credit	630,000	395,000
Total long-term debt	3,630,000	3,395,000
Less: Debt issuance costs, net(1)	(23,038)	(26,490)
Total long-term debt, net	$3,606,962	$3,368,510
(1)Excluded unamortized debt issuance cost related to the revolving line of credit. Unamortized debt issuance cost associated with the revolving line of credit was $5.7 million and $6.9 million as of September 30, 2023 and December 31, 2022, respectively. The current and non-current portion of the unamortized debt issuance costs related to the revolving credit facilities were included in the “Prepaid and other current assets” and the “Deferred charges and other assets” of the Condensed Consolidated Balance Sheets.

The table below presents the components of the Company’s financing costs, net of capitalized interest:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Capitalized interest	$(6,731)	$(961)	$(13,775)	$(1,262)
Debt issuance costs	1,546	1,515	4,601	8,053
Interest expense	50,194	39,910	139,617	85,794
Total financing costs, net of capitalized interest	$45,009	$40,464	$130,443	$92,585
As of September 30, 2023 and December 31, 2022, unamortized debt issuance costs associated with the senior unsecured notes and the term loan were $23.0 million and $26.5 million, respectively.
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
As of September 30, 2023, the Partnership was in compliance with all customary and financial covenants.
Fair Value of Financial Instruments
The fair value of the Company and its subsidiaries’ consolidated debt as of September 30, 2023 and December 31, 2022 was $3.54 billion and $3.34 billion, respectively. On September 30, 2023, the senior unsecured notes’ fair value was based on Level 1 inputs and the term loan and revolving line of credit’s fair value was based on Level 3 inputs.

8.    ACCRUED EXPENSES
The following table provides detail of the Company’s current accrued expenses on September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022

	(In thousands)
Accrued product purchases	$129,237	$115,773
Accrued taxes	14,577	19,509
Accrued salaries, vacation, and related benefits	3,807	3,934
Accrued capital expenditures	12,209	3,892
Accrued interest	19,425	24,815
Accrued other expenses	8,807	5,991
Total current accrued expenses	$188,062	$173,914
Accrued product purchases mainly accrue the liabilities related to producer payments and any additional business-related miscellaneous fees we owe to third parties, such as transport or capacity fees as of September 30, 2023.

9.    LEASES
Components of lease costs are included in the Condensed Consolidated Statements of Operations as general and administrative expense for real-estate leases and operating expense for non-real estate leases. Total operating lease costs were $11.7 million and $9.9 million for the three months ended September 30, 2023 and 2022, respectively, and $34.3 million and $28.2 million for the nine months ended September 30, 2023 and 2022, respectively. Short-term lease costs were $1.0 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively, and $2.0 million and $5.1 million for the nine months ended September 30, 2023 and 2022, respectively. Variable lease cost was immaterial for the three and nine months ended September 30, 2023 and 2022.

The following table presents other supplemental lease information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,721	$9,510	$34,092	$27,797
Right-of-use assets obtained in exchange for new operating lease liabilities	$211	$—	$5,189	$21,386
Weighted-average remaining lease term — operating leases (in years)	1.62	1.73	1.62	1.73
Weighted-average discount rate — operating leases	8.81%	7.01%	8.81%	7.01%

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
The redemption option of the Common Unit is not legally detachable or separately exercisable from the instrument and is non-transferable, and the Common Unit is redeemable at the option of the holder. Therefore, the Common Unit is accounted for as redeemable noncontrolling interest and classified as temporary equity on the Company’s Condensed Consolidated Balance Sheets. During the first nine months of 2023, 180,962 common units were redeemed on a one-for-one basis for shares of Class A Common Stock and a corresponding number of shares of Class C Common Stock were cancelled. There were 94,089,038 Common Units and an equal number of Class C Common Stock issued and outstanding as of September 30, 2023. The Common Units fair value was approximately $3.21 billion as of September 30, 2023.
Common Stock
As of September 30, 2023, there were 54,519,658 and 94,089,038 shares, respectively, of Class A Common Stock and Class C Common Stock issued and outstanding (collectively, “Common Stock”).
Public Warrants
As of September 30, 2023, there were 12,577,350 Public Warrants (as defined below) outstanding. Each whole public warrant entitles the holder to purchase one tenth of a share of Class A Common Stock at a price of $115.00 per share (the “Public Warrants”). The Public Warrants expire on November 9, 2023 or upon redemption or liquidation. The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant with not less than 30 days’ notice provided to the Public Warrant holders. However, this redemption right can only be exercised if the reported last sale price of the Class A Common Stock equals or exceeds $180.00 per share for any 20-trading days within a 30-trading day period ending three business days prior to sending the notice of redemption to the Public Warrant holders.

Private Placement Warrants
As of September 30, 2023, there were 6,364,281 Private Placement Warrants (as defined below) outstanding, of which Apache holds 3,182,140. The private placement warrants expire on November 9, 2023 and are identical to the Public Warrants discussed above, except (i) they will not be redeemable by the Company so long as they are held by the initial holders or their respective permitted transferees and (ii) they may be exercised by the holders on a cashless basis (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”).
The Company recorded a fair value of $9 thousand for the Public Warrants and a fair value of $6 thousand for the Private Warrants as of September 30, 2023 on the Condensed Consolidated Balance Sheets in “Other Current Liabilities”. Refer to Note 11—Fair Value Measurement in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional discussion regarding valuation of the Warrants.
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
During the quarter ended September 30, 2023, the Company did not repurchase any of its Class A Common Stock under the Repurchase Program. During the first half of 2023, the Company repurchased 194,174 of its Class A Common Stock at a total cost of $5.8 million. The Company retired all treasury stock as of September 30, 2023.
For more information regarding the 1% U.S. federal excise tax imposed on certain repurchases of stock by publicly traded U.S. corporations, please refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Share Repurchase Program,” included in this Quarterly Report on Form 10-Q.
Dividend
On August 16, 2023, the Company made cash dividend payments of $22.0 million to holders of Class A Common Stock and Class C Common Units and $88.1 million was reinvested in shares of Class A Common Stock by Reinvestment Holders. Cash dividend payments to holders of Class A Common Stock and Class C Common Units totaled $58.6 million and $263.8 million was reinvested in shares of Class A Common Stock by Reinvestment Holders for the nine months ended September 30, 2023.

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

Level 1 inputs: Unadjusted, quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. An active market is defined as a market where transactions for a financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
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
The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Level 1	Level 2	Level 3	Total

	(In thousands)
Commodity swap	$—	$2,252	$—	$2,252
Interest rate derivatives	—	21,827	—	21,827
Total assets	$—	$24,079	$—	$24,079

Commodity swaps	$—	$5,245	$—	$5,245
Public warrants	9	—	—	9
Private warrants	—	—	6	6
Total liabilities	$9	$5,245	$6	$5,260

	December 31, 2022
	Level 1	Level 2	Level 3	Total

	(In thousands)
Commodity swap	$—	$4,288	$—	$4,288
Interest rate derivatives	—	2,675	—	2,675
Total assets	$—	$6,963	$—	$6,963

Commodity swaps	$—	$5,718	$—	$5,718
Interest rate derivatives	—	8,328	—	8,328
Public warrants	50	—	—	50
Private warrants	—	—	38	38
Total liabilities	$50	$14,046	$38	$14,134
Our derivative contracts consist of interest rate swaps and commodity swaps. Valuation of these derivative contracts involves both observable publicly quoted prices and certain inputs to the credit valuation that may not be readily observable in the marketplace. As such our derivative contracts are classified as Level 2 in the hierarchy. Refer to Note 12—Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further discussion related to commodity swaps and interest rate derivatives.

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
The carrying amounts reported on the Condensed Consolidated Balance Sheets for the Company’s remaining financial assets and liabilities are of approximate fair value due to their short-term nature. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the nine months ended September 30, 2023 and 2022.

12.    DERIVATIVES AND HEDGING ACTIVITIES
The Company is exposed to certain risks arising from both its business operations and economic conditions, and it enters into certain derivative contracts to manage exposure to these risks. To minimize counterparty credit risk in derivative instruments, the Company enters into transactions with high credit-rating counterparties. The Company did not elect to apply hedge accounting to these derivative contracts and recorded the fair value of the derivatives on the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022.
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
In November 2022 and March 2023, the Company entered into three interest rate swaps with total notional amounts of $2.25 billion that are effective on May 1, 2023 and mature on May 31, 2025. Under these swaps, the Company pays a fixed rate ranging from 4.38% to 4.49% for the respective notional amounts.
The fair value or settlement value of the consolidated interest rate swaps outstanding are presented on a gross basis on the Condensed Consolidated Balance Sheets. Interest rate swap derivative assets were $21.8 million and $2.7 million as of September 30, 2023 and December 31, 2022, respectively. Interest rate swap derivative liabilities were nil and $8.3 million as of September 30, 2023 and December 31, 2022, respectively. The Company recorded cash settlements on interest rate swap derivatives of $4.7 million and nil for the three months ended September 30, 2023 and 2022, respectively, and $7.1 million and $11.3 million for the nine months ended September 30, 2023 and 2022, respectively, in “Interest expense” of the Condensed Consolidated Statements of Operations. In addition, the Company recorded fair value adjustments of $12.5 million and nil for the change in fair value of the interest rate swap derivatives for the three months ended September 30, 2023 and 2022, respectively, and $34.6 million and $14.0 million for the nine months ended September 30, 2023 and 2022, respectively, in “Interest expense” of the Condensed Consolidated Statements of Operations.
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

During the past twelve months, the Company entered into multiple commodity swap contracts based on the OPIS NGL Mont Belvieu prices for ethane, propane and butane, the Waha Basis index and the NYMEX WTI index. These contracts are on various notional quantities of NGLs, natural gas and crude. Similarly, the Company has entered into various natural gas and crude basis spread swaps. These index swaps are effective over the next 1 to 17 months and are used to hedge against location price risk of the respective commodity resulting from supply and demand volatility and protect cash flows against price fluctuations. The table below presents detailed information of commodity swaps outstanding as of September 30, 2023 (in thousands, except volumes):

		September 30, 2023
Commodity	Instruments	Unit	Volume	Net Fair Value
Natural Gas	Commodity Swap	MMBtus	3,010,000	$89
NGL	Commodity Swap	Gallons	124,179,300	(1,358)
Crude	Commodity Swap	Bbl	171,900	(1,341)
Crude Collar	Commodity Swap	Bbl	109,600	(537)
Natural Gas Basis Spread Swaps	Commodity Swap	MMBtus	203,200	138
Crude Gas Basis Spread Swaps	Commodity Swap	Bbl	24,395,000	16
				$(2,993)
The fair value or settlement value of the swaps outstanding are presented on a gross basis on the Condensed Consolidated Balance Sheets. Commodity swap derivative assets were $2.3 million and $4.3 million as of September 30, 2023 and December 31, 2022, respectively. Commodity swap derivative liabilities were $5.2 million and $5.7 million as of September 30, 2023 and December 31, 2022, respectively. The Company recorded cash settlements on commodity swap derivatives of $0.2 million and nil for the three months ended September 30, 2023 and 2022, respectively, and $8.0 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively, in “Product revenue” of the Condensed Consolidated Statements of Operations. In addition, the Company recorded fair value adjustments of $8.1 million and nil for the three months ended September 30, 2023 and 2022, respectively, and $6.5 million and nil for the change in fair value of commodity swap derivatives for the nine months ended September 30, 2023 and 2022, respectively, in “Product revenue” of the Condensed Consolidated Statements of Operations.

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
During the first quarter of 2023, pursuant to the Company’s 2019 Omnibus Compensation Plan, as amended from time to time, the Company granted approximately 370,000 restricted stock units (“RSUs”) to its employees with cliff vesting on January 1, 2026 and approximately 181,000 RSUs to employees that were vested immediately. The 181,000 RSUs that vested immediately were granted to employees who received their bonus in Company stock in lieu of cash bonus awards. During the second quarter of 2023, the Company granted approximately 16,000 RSUs to certain members of the Board and vested immediately on grant date.

With respect to the above grants, the Company recorded compensation expenses of $12.5 million and $12.7 million for the three months ended September 30, 2023 and 2022, respectively, and $43.3 million and $31.0 million for the nine months ended September 30, 2023 and 2022, respectively, based on a straight-line amortization of the associated awards’ fair value over the respective vesting life of the shares.

14.    INCOME TAXES
The Company is subject to U.S. federal income tax and the Texas margin tax. Income tax expense included in the condensed consolidated financial statements in this Form 10-Q is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Income before income taxes	$44,434	$50,828	$121,128	$204,503
Income tax expense	$1,303	$1,406	$2,030	$2,244
Effective tax rate	2.93%	2.77%	1.68%	1.10%
The effective tax rate for the three and nine months ended September 30, 2023 was lower than the statutory rate mainly due to the impact of tax attributable to noncontrolling interests related to the Common Unit limited partners and valuation allowance.

15.    NET INCOME PER SHARE
The computation of basic and diluted net income per share for the periods presented in the condensed consolidated financial statements is shown in the tables below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands, except per share amounts)
Net income attributable to Class A common shareholders	$15,580	$14,936	$42,030	$25,239
Less: Net income available to participating unvested restricted Class A common shareholders(1)	(4,414)	(4,174)	(12,996)	(8,358)
Excess preferred carrying amount over consideration paid(2)	—	32,900	—	32,900
Total net income attributable to Class A common shareholders	$11,166	$43,662	$29,034	$49,781

Weighted average shares outstanding - basic(3)	53,340	41,816	50,464	40,042
Dilutive effect of unvested Class A common shares(4)(5)	123	39	255	33
Weighted average shares outstanding - diluted	53,463	41,855	50,719	40,075

Net income available per common share - basic	$0.21	$1.04	$0.58	$1.24
Net income available per common share - diluted	$0.21	$1.04	$0.57	$1.24
(1)Represents dividends paid to unvested restricted Class A common shareholders.
(2)Represented excess of carrying value of redeemable noncontrolling interest Preferred Units over redemption price at redemption. For further detail, refer to Note 12—Series A Cumulative Redeemable Preferred Units in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

16.    COMMITMENTS AND CONTINGENCIES
Accruals for loss contingencies arising from claims, assessments, litigation, environmental and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. As of September 30, 2023 and December 31, 2022, there were no accruals for loss contingencies.
Litigation
The Company is a party to various legal actions arising in the ordinary course of its business. In accordance with ASC 450, Contingencies, the Company accrues reserves for outstanding lawsuits, claims and proceedings when a loss contingency is probable and can be reasonably estimated. The Company estimates the amount of loss contingencies using current available information from legal proceedings, advice from legal counsel and available insurance coverage. Due to the inherent subjectivity of the assessments and unpredictability of the outcomes of the legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the legal proceedings in question. Thus, the Company’s exposure and ultimate losses may be different than the amounts accrued.
The Company has entered into litigation with two third parties to collect receivables totaling $19.6 million that remain outstanding from the Winter Storm Uri during February of 2021. Given the counterparties’ sufficient creditworthiness and the valid claims that we hold, no allowance has currently been established for these items as we have legally enforceable agreements with these parties.
Environmental Matters
As an owner of infrastructure assets with rights to surface lands, the Company is subject to various local, state and federal laws and regulations relating to discharge of materials into and protection of the environment. These laws and regulations may, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations and subject the Company to liability for pollution damages. The Company is not aware of any environmental claims existing as of September 30, 2023, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity.
Contingent Liabilities
Permian Gas Acquisition
As part of the acquisition of Permian Gas on June 11, 2019, consideration included a contingent liability arrangement with PDC Permian, Inc. (“PDC”). The arrangement requires additional monies to be paid by the Company to PDC on a per Mcf basis if the actual annual Mcf volume amounts exceed forecasted annual Mcf volume amounts starting in 2020 and continuing through 2029. The total monies paid under this arrangement are capped at $60.5 million. Amounts are payable on an annual basis over the earn-out period. Based on current forecasts and discussions with PDC, management revalues this contingent liability with updated assumptions at each reporting period. PDC’s actual annual Mcf volume did not exceed the incentive rate during the past three years, and the Company did not expect PDC’s actual annual Mcf volume amounts to exceed forecasted amounts as of September 30, 2023; therefore, the estimated fair value of the contingent consideration liability was nil as of September 30, 2023 and December 31, 2022.
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
Letters of Credit
Our $1.25 billion senior unsecured Revolving Credit Facility maturing on June 8, 2027 can be used for letters of credit. Our obligations with respect to related letters of credit totaled $12.6 million and nil as of September 30, 2023 and December 31, 2022, respectively.

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
•Pipeline Transportation: The Pipeline Transportation segment consists of equity investment interests in four Permian Basin pipelines that access various points along the Texas Gulf Coast, Kinetik NGL Pipeline and Delaware Link Pipeline. The current operating pipelines transport crude oil, natural gas and NGLs.
The Midstream Logistics segment accounts for more than 99% of the Company’s operating revenues, cost of sales (excluding depreciation and amortization), operating expenses and ad valorem expenses. The Pipeline Transportation segment contains all of the Company’s equity method investments, which contribute more than 99% of the segment’s EBITDA. Corporate and Other contains the Company’s executive and administrative functions, including 81% of the Company’s general and administrative expenses and all of the Company’s debt service costs.

The following tables present the reconciliation of the segment profit measure as of and for the three and nine months periods ended September 30, 2023 and 2022:

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated
	(In thousands)
For the Three Months Ended September 30, 2023
Segment net income (loss) including noncontrolling interests	$56,583	$50,598	$(64,050)	$43,131
Add back:
Interest expense	12	—	44,997	45,009
Income tax expense	1	—	1,302	1,303
Depreciation and amortization	69,456	473	6	69,935
Contract assets amortization	1,655	—	—	1,655
Proportionate EMI EBITDA	—	78,585	—	78,585
Share-based compensation	—	—	12,502	12,502
Loss on disposal of assets	2,927	—	—	2,927
Unrealized loss on derivatives	8,259	—	—	8,259
Integration costs	21	—	—	21
Acquisition transaction costs	—	—	378	378
Other one-time costs or amortization	1,529	—	1,133	2,662
Warrant valuation adjustment	—	—	4	4
Deduct:
Interest income	—	—	293	293
Equity income from unconsolidated affiliates	—	50,754	—	50,754
Segment adjusted EBITDA(3)	$140,443	$78,902	$(4,021)	$215,324

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated

	(In thousands)
For the Three Months Ended September 30, 2022
Segment net income (loss) including noncontrolling interests	$65,525	$44,750	$(60,853)	$49,422
Add back:
Interest expense	7	—	40,457	40,464
Income tax expense	—	—	1,406	1,406
Depreciation and amortization	64,655	345	5	65,005
Contract assets amortization	448	—	—	448
Proportionate EMI EBITDA	—	78,357	—	78,357
Share-based compensation	—	—	12,661	12,661
Loss on disposal of assets	3,946	—	—	3,946
Integration costs	14	81	2,243	2,338
Acquisition transaction costs	5	—	57	62
Other one-time costs or amortization	2,945	162	645	3,752
Deduct:
Gain on embedded derivative	—	—	488	488
Equity income from unconsolidated affiliates	—	45,003	—	45,003
Segment adjusted EBITDA(3)	$137,545	$78,692	$(3,867)	$212,370

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated

	(In thousands)
For the Nine Months Ended September 30, 2023
Segment net income (loss) including noncontrolling interests	$163,794	$146,524	$(191,220)	$119,098
Add back:				—
Interest expense	32	—	130,411	130,443
Income tax expense	—	—	2,030	2,030
Depreciation and amortization	206,855	1,398	18	208,271
Contract assets amortization	4,965	—	—	4,965
Proportionate EMI EBITDA	—	224,933	—	224,933
Share-based compensation	—	—	43,340	43,340
Loss on disposal of assets	15,166	—	—	15,166
Unrealized loss on derivatives	616	—	—	616
Integration costs	29	—	956	985
Acquisition transaction costs	33	—	615	648
Other one-time costs or amortization	5,310	—	2,235	7,545
Deduct:
Interest income	—	—	314	314
Warrant valuation adjustment	—	—	73	73
Equity income from unconsolidated affiliates	—	146,828	—	146,828
Segment adjusted EBITDA(3)	$396,800	$226,027	$(12,002)	$610,825

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated(2)

	(In thousands)
For the Nine Months Ended September 30, 2022
Segment net income (loss) including noncontrolling interests	$89,274	$120,162	$(7,177)	$202,259
Add back:
Interest expense (income)	47,411	(664)	45,838	92,585
Income tax expense (benefit)	457	(39)	1,826	2,244
Depreciation and amortization	192,007	597	5	192,609
Contract assets amortization	1,344	—	—	1,344
Proportionate EMI EBITDA	—	190,438	—	190,438
Share-based compensation	—	—	30,966	30,966
Loss (gain) on disposal of assets	12,636	—	(34)	12,602
Loss (gain) on debt extinguishment	27,983	(8)	—	27,975
Integration costs	933	81	8,998	10,012
Acquisition transaction costs	9	—	6,403	6,412
Other one-time costs or amortization	8,865	162	1,942	10,969
Deduct:
Gain on redemption of mandatorily redeemable Preferred units	—	—	9,580	9,580
Gain on embedded derivative	—	—	89,050	89,050
Equity income from unconsolidated affiliates	—	120,706	—	120,706
Segment adjusted EBITDA(3)	$380,919	$190,023	$(9,863)	$561,079
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

The following tables present the revenue for the individual operating segments for the three and nine month periods ended September 30, 2023 and 2022:

	Midstream Logistics	Pipeline Transportation	Consolidated

	(In thousands)
For the Three Months Ended September 30, 2023
Revenue	$324,863	$766	$325,629
Other revenue	4,670	2	4,672
Total segment operating revenue	$329,533	$768	$330,301

	Midstream Logistics	Pipeline Transportation	Consolidated

	(In thousands)
Three Months Ended September 30, 2022
Revenue	$320,667	$733	$321,400
Other revenue	3,774	2	3,776
Total segment operating revenue	$324,441	$735	$325,176

	Midstream Logistics	Pipeline Transportation	Consolidated

	(In thousands)
For the Nine Months Ended September 30, 2023
Revenue	$894,669	$2,190	$896,859
Other revenue	10,679	6	10,685
Total segment operating revenue	$905,348	$2,196	$907,544

	Midstream Logistics	Pipeline Transportation	Consolidated

	(In thousands)
For the Nine Months Ended September 30, 2022
Revenue	$907,771	$733	$908,504
Other revenue	9,487	6	9,493
Total segment operating revenue	$917,258	$739	$917,997
The following table presents total assets for each operating segment as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022

	(In thousands)
Midstream Logistics	$3,610,231	$3,486,948
Pipeline Transportation(1)	2,641,792	2,414,829
Segment total assets	6,252,023	5,901,777
Corporate and other	33,993	17,934
Total assets	$6,286,016	$5,919,711
(1)Includes investment in unconsolidated affiliates of $2.52 billion and $2.38 billion as of September 30, 2023 and December 31, 2022, respectively.

18.    SUBSEQUENT EVENTS
On November 1, 2023, the Board declared a cash dividend of $0.75 per share on the Company’s Class A Common Stock which will be payable to stockholders of record as of November 13, 2023 on November 22, 2023. The Company, through its ownership of the general partner of the Partnership, declared a distribution of $0.75 per Common Unit from the Partnership to the holders of Common Units, which will be payable on November 22, 2023. Core Shareholders will reinvest 100% of dividends received on Class C Common Units based on the Dividend and Distribution Reinvestment Agreement (the “Reinvestment Agreement”).
On November 9, 2023, all of the Company’s 12,577,350 Public Warrants and 6,364,281 Private Placement Warrants expired. No warrant was exercised prior to expiration.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses the results of our operations for the three and nine month periods ended September 30, 2023, as compared to our results of operations for the same periods in 2022. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods. The business combination of Altus Midstream Company (“ALTM”) and BCP Raptor Holdco, LP (“BCP”) and their respective consolidated subsidiaries closed on February 22, 2022. As the transaction was determined to be a reverse merger, BCP was considered the accounting acquirer and ALTM was considered the legal acquirer. Therefore, BCP’s net assets, carried at historical value, were presented as the predecessor to Kinetik Holdings Inc.’s (the “Company”) historical financial statements and the comparable period presented herein reflects the results of operations of BCP for the three and nine months ended September 30, 2022 and results of operations of ALTM from the Closing Date (as defined below) through September 30, 2022.
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
Refer to Note 2—Business Combinations in the Notes to Condensed Consolidated Financial Statements for further information regarding the Transaction.
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
Our Operations and Segments
We have two reportable segments which are strategic business units with various products and services. The Midstream Logistics segment operates under three service offerings, 1) gas gathering and processing, 2) crude oil gathering, stabilization and storage services and 3) produced water gathering and disposal. The Pipeline Transportation segment consists of four equity method investment (“EMI”) pipelines originating in the Permian Basin with various access points to the Texas Gulf Coast, Kinetik NGL Pipeline and Delaware Link Pipeline. The pipelines transport crude oil, natural gas and NGLs within the Permian Basin and to the Texas Gulf Coast.
Midstream Logistics
Gas Gathering and Processing. The Midstream Logistics segment provides gas gathering and processing services with over 1,600 miles of low and high-pressure steel pipeline located throughout the Delaware Basin. Gas processing assets are centralized at five processing complexes with total cryogenic processing capacity of approximately 2.0 Bcf/d.
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

Kinetik NGL Pipeline. The Kinetik NGL Pipeline consists of approximately 30 miles of 20-inch NGL pipelines connected to our Diamond Cryogenic complex.

Delaware Link Pipeline. The Delaware Link Pipeline consists of approximately 40 miles of pipeline with a capacity of approximately 1.0 Bcf/d that provides additional transportation capacity to Waha. The project reached commercial in-service in October 2023.
Factors Affecting Our Business
Commodity Price Volatility
There has been, and we believe there will continue to be, volatility in commodity prices and in the relationships among NGLs, crude oil and natural gas prices. As a result of uncertainty around global commodity supply and demand, the current armed conflict in Israel and the Gaza Strip, the ongoing armed conflict in Ukraine, and uncertainty from the recent banking turmoil and its effects on financial markets, global oil and natural gas commodity prices continue to remain volatile. The volatility and uncertainty of natural gas, crude oil and NGL prices impact drilling, completion and other investment decisions by producers and ultimately supply to our systems. Although ongoing armed conflicts might generate commodity price upward pressure, and our operations could benefit in an environment of higher natural gas, NGLs and condensate prices, the instability of the international political environment and human and economic hardship resulting from the conflicts would have a highly uncertain impact on the U.S. economy, which in turn, might affect our business and operations adversely. Our product sales revenue is exposed to commodity price fluctuations. Therefore, commodity price decline and sustained periods of low natural gas and NGL prices could have an adverse effect on our product revenue stream. Also, after a rapid rise of oil and natural gas prices in the first half of 2022, oil and natural gas prices have moderated from their peaks during the past twelve months. The Company continues to monitor commodity prices closely and may enter into commodity price hedges from time to time as necessary to mitigate the volatility risk. In addition, the Company, when economically appropriate, enters into fee-based arrangements that insulate the Company from commodity price volatility.
Inflation and Interest Rates
The annual rate of inflation in the United States was 3.7% in September 2023 compared to 8.2% in September 2022, as measured by the Consumer Price Index, which was the lowest since April 2021. However, the Federal Open Market Committee (“FOMC”) maintains its long run goals of maximum employment and inflation at the rate of 2.00%. In support of these goals, the FOMC maintained the target range for the federal funds rate to 5.25% - 5.50% during its meeting in November 2023. During the meeting, the FOMC acknowledged that the economic activity expanded at a strong pace in the third quarter and the U.S. banking system is sound and resilient. However, tighter financial and credit conditions for households and businesses are likely to weigh on economic activities, hiring and inflation. As the extent of these effects remains uncertain, the FOMC remains highly attentive to inflation risks and is strongly committed to returning inflation to its goal of 2.00%. Increased interest rates beyond the term of our hedges will increase our financing costs and have a negative impact on the Company’s ability to meet its contractual debt obligations and to fund its operating expenses, capital expenditures, dividends and distributions.

Income Tax Provision
The Company was at a net deferred tax asset position as of September 30, 2023 and December 31, 2022 before any valuation allowance assessment. Based on all available positive and negative evidence, including projections of future taxable income, we believed it was more likely than not that our deferred tax assets would not be realized. As such, a full valuation allowance was recorded against our net deferred tax asset position for federal purposes as of September 30, 2023 and December 31, 2022. To arrive at this assessment, a significant piece of objectively verifiable negative evidence the Company used was the cumulative loss incurred throughout the last several years.
The Company also anticipates a net deferred tax asset position for the year ended December 31, 2023. In evaluating the realizability of the deferred tax assets, the Company believes it will achieve a three-year cumulative level of profitability for the year ended December 31, 2023, which may allow management to conclude that it is more likely than not that the deferred tax assets would be realized and support a release of substantially all or a portion of the valuation allowance. If the Company releases all or a portion of the valuation allowance, the Company will have a significant deferred income tax benefit in such period. The Company will continue to evaluate whether the valuation allowance is needed in each reporting period based on information available to the Company.

Results of Operations
The following table presents the Company’s results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022 (1)	% Change

	(In thousands, except percentages)
Revenues:
Service revenue	$104,349	$107,597	(3%)	$310,325	$290,122	7%
Product revenue	221,280	213,803	3%	586,534	618,382	(5%)
Other revenue	4,672	3,776	24%	10,685	9,493	13%
Total revenues	330,301	325,176	2%	907,544	917,997	(1%)
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization) (2)	147,756	145,208	2%	374,100	418,197	(11%)
Operating expense	42,925	35,845	20%	118,804	100,996	18%
Ad valorem taxes	5,607	5,903	(5%)	14,954	15,936	(6%)
General and administrative	22,751	23,468	(3%)	73,131	72,180	1%
Depreciation and amortization	69,935	65,005	8%	208,271	192,609	8%
Loss on disposal of assets	2,927	3,946	(26%)	15,166	12,602	20%
Total operating costs and expenses	291,901	279,375	4%	804,426	812,520	(1%)
Operating income	38,400	45,801	(16%)	103,118	105,477	(2%)
Other income (expense):
Interest and other income	289	—	100%	1,625	250	NM
Gain on redemption of mandatorily redeemable Preferred Units	—	—	—%	—	9,580	(100%)
Loss on debt extinguishment	—	—	—%	—	(27,975)	(100%)
Gain on embedded derivative	—	488	(100%)	—	89,050	(100%)
Interest expense	(45,009)	(40,464)	11%	(130,443)	(92,585)	41%
Equity in earnings of unconsolidated affiliates	50,754	45,003	13%	146,828	120,706	22%
Total other income, net	6,034	5,027	20%	18,010	99,026	(82%)
Income before income taxes	44,434	50,828	(13%)	121,128	204,503	(41%)
Income tax expense	1,303	1,406	(7%)	2,030	2,244	(10%)
Net income including noncontrolling interest	$43,131	$49,422	(13%)	$119,098	$202,259	(41%)
(1) The results of the legacy ALTM business are not included in the Company’s consolidated financials prior to February 22, 2022. Refer to the Form 10-Q basis of presentation in Note 1—Description of the Organization and Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, for further information.
(2) Cost of sales (exclusive of depreciation and amortization) is net of gas service revenues totaling $38.6 million and $17.1 million for the three months ended September 30, 2023 and 2022, respectively, and $107.1 million and $51.1 million for the nine months ended September 30, 2023 and 2022, respectively, for certain volumes where we act as principal
NM - Not meaningful

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Revenues
For the three months ended September 30, 2023, revenue increased $5.1 million, or 2%, to $330.3 million, compared to $325.2 million for the same period in 2022. The increase was primarily driven by an increased product revenue related to increased NGL and condensate volumes sold, partially offset by period-to-period lower service revenues.
Service revenue
Service revenue consists of service fees paid to us by our customers for providing comprehensive gathering, treating, processing and produced water disposal services necessary to bring natural gas, NGLs and crude oil to market. Service revenue for the three months ended September 30, 2023, decreased by $3.2 million, or 3%, to $104.3 million, compared to $107.6 million for the same period in 2022. Period-over-period gathered and processed gas volumes increased by 246.9 Mcf per day, or 18% and by 272.1 Mcf per day, or 22%, respectively. However, the total gathered and processed gas volumes where we function as the agent decreased period over period, which lead to the $3.2 million decrease in service fees presented. Additionally, period over period water gathering and disposal revenues were up $8.3 million primarily related to the new water gathering assets acquired during the first quarter of 2023, but the increase was overshadowed by the decrease in agent related gathered and processed gas volumes. Over 99% of service revenues are included in the Midstream Logistics segment.
Product revenue
Product revenue consists of commodity sales (including condensate, natural gas residue and NGLs). Product revenue for the three months ended September 30, 2023, increased by $7.5 million, or 3%, to $221.3 million, compared to $213.8 million for the same period in 2022, primarily due to increases in NGL and condensate volumes sold, partially offset by lower commodity prices. Period over period NGL and condensate volumes sold increased 3.8 million barrels, or 86%. These increases were partially offset by period over period decreases in NGL prices of $13.06 per barrel, or 37%, condensate prices of $12.07 per barrel or 13% and residue prices of $4.94 per MMBtu or 68%. Natural gas residue sales volumes also decreased 0.8 MMBtu, or 14%. Product revenues are included entirely in the Midstream Logistics segment.
Operating Costs and Expenses
Costs of sales (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) primarily consists of purchases of NGLs and natural gas from our producers at contracted market prices to support product sales to other third parties. For the three months ended September 30, 2023, cost of sales increased $2.5 million, or 2%, to $147.8 million, compared to $145.2 million for the same period in 2022. The increase was primarily driven by aforementioned period over period increase in NGL volumes sold. Cost of sales (exclusive of depreciation and amortization) are included entirely in the Midstream Logistics segment.
Operating expenses
Operating expenses increased by $7.1 million, or 20%, to $42.9 million for the three months ended September 30, 2023, compared to $35.8 million for the same period in 2022. Of the total increase, $2.2 million relates to increased operating expenses from our water operations primarily in relation to the new midstream infrastructure assets acquired during the first quarter of 2023. The remaining increase was driven by higher leased compression and electricity expenses from the increased gathered and processed volumes discussed above.
Other Income (Expense)
Interest Expense
Interest expense increased by $4.5 million, or 11%, to $45.0 million for the three months ended September 30, 2023, compared to $40.5 million for the same period in 2022. The increase was primarily driven by higher average debt obligations during the quarter, as well as an overall increase in interest rates associated with the Term Loan Credit Facility (as defined below) and Revolving Credit Facility (as defined below), which carried some variability. The increase was partially offset by realized gains and favorable valuation marks on our interest rate swaps totaling $12.5 million for the period. Refer to Note—12 Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements regarding the Company’s strategy in managing interest rate risk.

Equity in earnings of unconsolidated affiliates
Income from EMI pipelines increased by $5.8 million, or 13%, to $50.8 million for the three months ended September 30, 2023, compared to $45.0 million for the same period in 2022. The increase reflected higher profitability by the Company’s EMIs.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Revenues
For the nine months ended September 30, 2023, revenue decreased $10.5 million, or 1%, to $907.5 million, compared to $918.0 million for the same period in 2022. The decrease was primarily driven by period-to-period lower product revenues due to decreases in commodity prices, partially offset by higher service revenues related to increases in gathered and processed gas volumes.
Service revenue
Service revenue consists of service fees paid to us by our customers for providing comprehensive gathering, treating, processing and water disposal services necessary to bring natural gas, NGLs and crude oil to market. Service revenue for the nine months ended September 30, 2023, increased by $20.2 million, or 7%, to $310.3 million, compared to $290.1 million for the same period in 2022. This increase was due to a period-over-period increase in water gathering and disposal revenues totaling $21.7 million primarily related to the new water gathering assets acquired during the first quarter of 2023. Additionally, total gathered and processed gas volumes increased 302.3 Mcf per day, or 24% and 316.9 Mcf per day, or 27%, respectively. However, the total gathered and processed gas volumes where we function as the agent slightly decreased period over period. Over 99% of service revenues are included in the Midstream Logistics segment.
Product revenue
Product revenue consists of commodity sales (including condensate, natural gas residue and NGLs). Product revenue for the nine months ended September 30, 2023, decreased by $31.8 million, or 5%, to $586.5 million, compared to $618.4 million for the same period in 2022, primarily due to period over period decreases in commodity prices. Period over period NGL prices decreased $18.31 per barrel, or 46%, condensate prices decreased $22.40 per barrel or 23% and residue prices decreased $4.49 per MMBtu, or 73%. The overall decrease was partially offset by increases in NGL and condensate volumes sold of 10.9 million barrels, or 91%. Natural gas residue sales volumes decreased 4.1 million MMBtu, or 20%. Product revenues are included entirely in the Midstream Logistics segment.
Operating Costs and Expenses
Costs of sales (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) primarily consists of purchases of NGLs and natural gas from our producers at contracted market prices to support product sales to other third parties. For the nine months ended September 30, 2023, cost of sales decreased $44.1 million, or 11%, to $374.1 million, compared to $418.2 million for the same period in 2022. The decrease was primarily driven by a period to period decrease in commodity prices, slightly offset by increases in NGL volumes sold. Cost of sales (exclusive of depreciation and amortization) are included entirely in the Midstream Logistics segment.
Operating expenses
Operating expenses increased by $17.8 million, or 18%, to $118.8 million for the nine months ended September 30, 2023, compared to $101.0 million for the same period in 2022. Of the total increase, $4.5 million was driven by the inclusion of Altus operations for the entire period, versus just over four months during the same period of 2022 and $3.7 million relates to increased operating expenses from our water operations predominantly related to the newly acquired midstream infrastructure assets. The remaining increase is primarily the result of higher compression and electricity costs from the increased gathered and processed volumes discussed above. Over 99% of operating expenses are included in the Midstream Logistics segment.

Other Income (Expense)
Loss on debt extinguishment
For the nine months ended September 30, 2022, the Company recognized a loss on debt extinguishment of $28.0 million in relation to the comprehensive refinancing completed in June 2022. We did not recognize any loss on debt extinguishment for the nine months ended September 30, 2023.
Unrealized gain on embedded derivative
For the nine months ended September 30, 2022, the Company recognized an unrealized gain on an embedded derivative of $89.1 million. The unrealized gain was a result of the redemption of the redeemable noncontrolling interest Preferred Units. All redeemable noncontrolling interest Preferred Units were redeemed in 2022; as such, no unrealized gain or loss was recognized during 2023.
Interest Expense
Interest expense increased by $37.9 million, or 41%, to $130.4 million for the nine months ended September 30, 2023, compared to $92.6 million for the same period in 2022. The increase was driven by higher debt obligations from the comprehensive refinancing completed in June 2022, as well as an overall increase in interest rates associated with the Term Loan Credit Facility and Revolving Credit Facility, which carried some variability. The increase was partially offset by higher realized gains and favorable valuation marks on interest rate swaps of $21.1 million when comparing the nine months ended September 30, 2023 to the same period in 2022. Refer to Note—12 Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements regarding the Company’s strategy in managing interest rate risk.
Equity in earnings of unconsolidated affiliates
Income from EMI pipelines increased by $26.1 million, or 22%, to $146.8 million for the nine months ended September 30, 2023, compared to $120.7 million for the same period in 2022. The increase was due to the recognition of nine months of operations from the Company’s EMIs in 2023 compared to the recognition of seven months of operations in 2022 since the closing of the Transaction in February 2022. The increase also reflected higher profitability by the EMIs.

Key Performance Metrics
Adjusted EBITDA
Adjusted EBITDA is defined as net income including noncontrolling interests adjusted for interest, taxes, depreciation and amortization, impairment charges, asset write-offs, the proportionate EBITDA from our equity method investments, equity in earnings from investments recorded using the equity method, share-based compensation expense, noncash increases and decreases related to trading and hedging agreements, extraordinary losses and unusual or non-recurring charges. Adjusted EBITDA provides a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022*	% Change

	(In thousands, except percentages)
Reconciliation of net income including noncontrolling interest to Adjusted EBITDA
Net income including noncontrolling interest	$43,131	$49,422	(13%)	$119,098	$202,259	(41%)
Add back:
Interest expense	45,009	40,464	11%	130,443	92,585	41%
Income tax expense	1,303	1,406	(7%)	2,030	2,244	(10%)
Depreciation and amortization	69,935	65,005	8%	208,271	192,609	8%
Amortization of contract costs	1,655	448	NM	4,965	1,344	NM
Proportionate EMI EBITDA	78,585	78,357	—%	224,933	190,438	18%
Share-based compensation	12,502	12,661	(1%)	43,340	30,966	40%
Loss on disposal of assets	2,927	3,946	(26%)	15,166	12,602	20%
Loss on debt extinguishment	—	—	—%	—	27,975	(100%)
Unrealized loss on derivatives	8,259	—	100%	616	—	100%
Integration Costs	21	2,338	(99%)	985	10,012	(90%)
Transaction Costs	378	62	NM	648	6,412	(90%)
Other one-time cost or amortization	2,662	3,752	(29%)	7,545	10,969	(31%)
Warrant valuation adjustment	4	—	100%			—%
Deduct:
Interest income	293	—	100%	314	—	100%
Warrant valuation adjustment	—	—	—%	73	—	100%
Gain on redemption of mandatorily redeemable Preferred Units	—	—	—%	—	9,580	(100%)
Gain on embedded derivative	—	488	(100%)	—	89,050	(100%)
Equity income from EMI's	50,754	45,003	13%	146,828	120,706	22%
Adjusted EBITDA	$215,324	$212,370	1%	$610,825	$561,079	9%
* The results of the legacy ALTM business are not included in the Company’s consolidated financials prior to February 22, 2022. Refer to Note 1—Description of the Organization and Summary of Significant Accounting Policies for further information on the Company’s basis of presentation.
NM - not meaningful

Adjusted EBITDA increased by $3.0 million, or 1%, to $215.3 million for the three months ended September 30, 2023, compared to $212.4 million for the same period in 2022.
Adjusted EBITDA increased by $49.7 million, or 9%, to $610.8 million for the nine months ended September 30, 2023, compared to $561.1 million for the same period in 2022. As discussed in the Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Quarterly Report Form 10-Q, $15.9 million of the increase was due to lower cost of sales (exclusive of depreciation and amortization) of $44.1 million, partially offset by decreased total operating revenues of $10.5 million and increased operating expenses of $17.8 million. The increase was also driven by (i) higher proportionate EMI EBITDA of $34.5 million due to owning the EMI investments acquired through the Transaction for a full nine months during 2023 and (ii) an increase in the add back related to share-based compensation of $12.4 million due primarily to a full nine months of amortization for the Class A Shares versus only seven months in the prior period. These increases were partially offset by decreases in the add backs related to transaction and integration costs totaling $14.8 million related to the Transaction from 2022.
Segment Adjusted EBITDA
Segment adjusted EBITDA is defined as segment net earnings adjusted to exclude interest expense, income tax expense, depreciation and amortization, the proportionate effect of these same items for our equity method investments and other non-recurring items. The following table presents segment adjusted EBITDA for the three and nine month periods ended September 30, 2023 and 2022. Also refer to Note 17—Segments in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of segment adjusted EBITDA to net income including noncontrolling interest.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022*	% Change

	(In thousands, except percentages)
Midstream Logistics	$140,443	$137,545	2%	$396,800	$380,919	4%
Pipeline Transportation	78,902	78,692	—%	226,027	190,023	19%
Corporate and Other**	(4,021)	(3,867)	4%	(12,002)	(9,863)	22%
Total segment adjusted EBITDA	$215,324	$212,370	1%	$610,825	$561,079	9%
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
Midstream Logistics segment adjusted EBITDA increased by $2.9 million, or 2%, to $140.4 million for the three months ended September 30, 2023, compared to $137.5 million for the same period in 2022.
Midstream Logistics segment adjusted EBITDA increased by $15.9 million, or 4%, to $396.8 million for the nine months ended September 30, 2023, compared to $380.9 million for the same period in 2022. The increase was primarily due to the lower cost of sales (exclusive of depreciation and amortization) of $44.1 million, partially offset by decreased total operating revenues of $11.9 million and increased operating expenses of $18.0 million. The reasons for the fluctuations are discussed in the Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Quarterly Report Form 10-Q,
Pipeline Transportation segment adjusted EBITDA increased by $0.2 million to $78.9 million for the three months ended September 30, 2023, compared to $78.7 million for the same period in 2022.
Pipeline Transportation segment adjusted EBITDA increased by $36.0 million, or 19%, to $226.0 million for the nine months ended September 30, 2023, compared to $190.0 million for the same period in 2022. The increase was primarily driven by increases in the Company’s proportionate share of its EMIs’ EBITDA of $34.5 million due to owning the EMI investments acquired through the Transaction for a full nine months during 2023 versus approximately seven months during 2022.

Contractual Obligations
We have contractual obligations for principal and interest payments on our Term Loan Credit Facility. See Note 7—Debt and Financing Costs in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Under certain of our transportation services agreements with third party pipelines to transport natural gas and NGLs, if we fail to ship a minimum throughput volume during any year, then we will pay a deficiency payment for transportation based on the volume shortfall up to the MVC amount. The Company has made no historical shortfall payments through September 30, 2023.

Capital Resources and Liquidity
The Company’s primary use of capital since inception has been for the initial construction of gathering and processing assets, as well as the acquisition of the EMI pipelines and associated subsequent construction costs. For 2023, the Company’s primary capital spending requirements are related to the PHP expansion project, the midstream infrastructure acquisition and other budgeted capital expenditures for construction of gathering and processing assets, the Company’s contractual debt obligations and quarterly cash dividends. In addition, the Board of Directors (the “Board”) has approved the Repurchase Program (as defined below) authorizing discretionary purchases of the Company’s Class A Common Stock up to $100 million in aggregate.
During the nine months ended September 30, 2023, the Company’s primary sources of cash were distributions from the EMI pipelines, borrowings under the Revolving Credit Facility and cash generated from operations. Based on the Company’s current financial plan and related assumptions including the Reinvestment Agreement (as defined below), the Company believes that cash from operations and distributions from the EMI pipelines, and remaining borrowing capacity on our credit facilities will generate cash flows in excess of capital expenditures and the amount required to fund the Company’s planned quarterly dividend over the next 12 months. Additionally, the Company has locked in the floating base rate on its Term Loan Credit Facility with interest rate swaps with a $2.25 billion notional that are effective through May 31, 2025 swapping floating SOFR for a fixed swap rate between 4.38% and 4.49%.
Comprehensive Refinancing
On June 8, 2022, the Partnership completed the private placement of $1.00 billion aggregate principal amount of 5.875% Senior Notes due 2030, which are fully and unconditionally guaranteed by the Company. The Notes were issued under our Sustainability-Linked Financing Framework and include sustainability-linked features. In addition, the Partnership entered into the revolving credit agreement with Bank of America, N.A. as administrative agent, which provides for a $1.25 billion senior unsecured revolving credit facility maturing on June 8, 2027 (the “Revolving Credit Facility”), and the term loan credit agreement with PNC Bank as administrative agent, which provided for a $2.00 billion senior unsecured term loan credit facility maturing on June 8, 2025 (the “Term Loan Credit Facility”). Proceeds from the Notes and the Term Loan Credit Facility were used to repay all outstanding borrowings under our existing credit facilities and to pay fees and expenses related to the offering. See Note 8—Debt and Financing Costs in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for further information.
Capital Requirements and Expenditures
Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational regulations. During the nine months ended September 30, 2023 and 2022, capital spending for property, plant and equipment totaled $245.8 million and $160.5 million, respectively, and intangible asset purchases totaled $15.1 million and $13.3 million, respectively. In addition to contributing to the PHP expansion, the Company also acquired certain midstream infrastructure assets totaling $65.0 million in the first quarter of 2023, as discussed in Note 2—Business Combinations. Management believes its existing gathering, processing and transmission infrastructure capacity is capable of fulfilling its midstream contracts to service its customers.
The Company anticipates its existing capital resources will be sufficient to fund the future capital expenditures for EMI pipelines and the Company’s existing infrastructure assets over the next 12 months. For further information on EMIs, refer to Note 6—Equity Method Investments in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Cash Flow
The following tables present cash flows from operating, investing and financing activities during the periods presented:

	Nine Months Ended September 30,
	2023	2022

	(In thousands)
Cash provided by operating activities	$405,585	$453,244
Cash used in investing activities	$(582,600)	$(216,418)
Cash provided by (used in) financing activities	$170,689	$(243,827)
Operating activities. Net cash provided by operating activities decreased by $47.7 million for the nine months ended September 30, 2023 compared with the same period in 2022. The change in the operating cash flows reflected increases in adjustments related to non-cash items of $72.9 million, which was mainly driven by increases in fair value adjustment for derivatives of $62.0 million and share-based compensation of $12.4 million. The increase was partially offset by a decrease in working capital of $37.4 million and a decrease in net income including noncontrolling interests of $83.2 million.
Investing activities. Net cash used in investing activities increased by $366.2 million for the nine months ended September 30, 2023 compared with the same period in 2022. The increase was primarily driven by an increase in cash used in a business acquisition of $138.4 million for certain midstream assets, an increase in property, plant and equipment expenditures of $85.3 million and an increase in contributions made to unconsolidated affiliates of $146.5 million related to the PHP expansion project.
Financing activities. Net cash provided by financing activities was $170.7 million for the nine months ended September 30, 2023, which was comprised of net proceeds from the Company’s Revolving Credit Facility of $235.0 million, offset by cash dividends of $58.6 million and repurchase of Class A common stock of $5.8 million. Net cash used in financing activities was $243.8 million for the nine months ended September 30, 2022, which was comprised of redemption of mandatorily redeemable Preferred Units of $183.3 million, payments on debt issuance costs of $36.9 million and cash dividends of $34.1 million, offset by net proceeds on the Company’s outstanding indebtedness of $471.9 million.
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
During the first nine months of 2023, the Company made cash dividend payments of $58.6 million to holders of Class A Common Stock and Class C Common Units and $263.8 million was reinvested in shares of Class A Common Stock by the Reinvestment Holders.
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

Dividend
On November 1, 2023, the Board declared a cash dividend of $0.75 per share on the Company’s Class A Common Stock which will be payable to stockholders on November 13, 2023. The Company, through its ownership of the general partner of the Partnership, declared a distribution of $0.75 per Common Unit from the Partnership to the holders of Common Units, which will be payable on November 22, 2023. Core Shareholders have agreed to reinvest 100% of dividends received on Class C Common Units based on the Reinvestment Agreement.
Share Repurchase Program
In February 2023, the Board approved a share repurchase program (the “Repurchase Program”), authorizing discretionary purchases of the Company’s Class A Common Stock up to $100.0 million in the aggregate. Repurchases may be made at management’s discretion from time to time, in accordance with applicable securities laws, on the open market or through privately negotiated transactions and may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act. Privately negotiated repurchases from affiliates are also authorized under the Repurchase Program, subject to such affiliates’ interest and other limitations. The repurchases will depend on market conditions and may be discontinued at any time without prior notice. The Company did not repurchase any outstanding shares during the three months ended September 30, 2023. For the nine months ended September 30, 2023, the Company repurchased 194,174 shares at a total cost of $5.8 million. The Company retired all treasury stock as of September 30, 2023. For additional information regarding the Repurchase Program, see “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Quarterly Report on Form 10-Q.
The Inflation Reduction Act of 2022 provides for, among other things, the imposition of a 1% non-deductible U.S. federal excise tax (the “Stock Buyback Tax”) on certain repurchases of stock by publicly traded U.S. corporations such as us after December 31, 2022. Accordingly, the Stock Buyback Tax will apply to our share repurchase program in 2023 and in subsequent taxable years, provided, that the amount of share repurchases in the relevant taxable year subject to the Stock Buyback Tax is reduced by the fair market value of any stock issued by us during such taxable year, including the fair market value of any stock issued or provided to our employees or specified affiliates. The Biden Administration has proposed increasing the amount of the Stock Buyback Tax from 1% to 4%; however, it is unclear whether such a change in the amount of the Stock Buyback Tax will be enacted and, if enacted, how soon any such change could take effect.
Liquidity
The following table presents a summary of the Company’s key liquidity indicators at the dates presented:

	September 30,	December 31,
	2023	2022
	(In thousands)
Cash and cash equivalents	$68	$6,394
Total debt, net of unamortized deferred financing cost	$3,606,962	$3,368,510
Available committed borrowing capacity	$620,000	$855,000
Cash and cash equivalents
As of September 30, 2023 and December 31, 2022, the Company had $0.1 million and $6.4 million, respectively, in cash and cash equivalents.
Total debt and available credit facilities
There is no assurance that the financial condition of banks with lending commitments to the Company will not deteriorate. The Company closely monitors the ratings of the banks in the Company’s bank group. Having a large bank group allows the Company to mitigate the potential impact of any bank’s failure to honor its lending commitment.

Off-Balance Sheet Arrangements
As of September 30, 2023, there were no off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosure About Market Risk
The Company is exposed to various market risks, including the effects of adverse changes in commodity prices and credit risk as described below. The Company continually monitors its market risk exposure, including the impact and developments related to the armed conflicts in Ukraine and Israel, increase in interest rate and inflation trend, which continued to have significant impact on volatility and uncertainties in the financial markets during the third quarter of 2023.
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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2023, the Company had interest bearing debt, net of deferred financing costs, with principal amount of $3.61 billion. The interest rates for the Revolving Credit Facility and the Term Loan Credit Facility are variable, which exposes the Company to the risk of increased interest expense in the event of increases to short-term interest rates. Accordingly, results of operations, cash flows, financial condition and the ability to make cash distributions could be adversely affected by significant increases in interest rates. As of September 30, 2023, $2.25 billion of floating rate debt (out of $2.63 billion) has been hedged until June 2025. If interest rates increase by 10.0%, the Company’s consolidated interest expense would have increased by approximately $194.1 million for the nine months ended September 30, 2023. The Company may periodically enter into interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. Refer to Note 12—Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional discussion regarding our hedging strategies and objectives. The Company will realize 0.05% reductions to the effective interest rates of both the Revolving Credit Facility and the Term Loan Credit Facility during 2023 in relation to sustainability adjustment features embedded in these facilities. The rate reductions were dependent upon the Company meeting certain sustainability targets during 2022, which were subject to the completion of certain attestation procedures, which have been successfully completed as of September 30, 2023.
Credit Risk
The Company is subject to credit risk resulting from nonpayment or nonperformance by, or the insolvency or liquidation of, third-party customers. Any increase in nonpayment and nonperformance by, or the insolvency or liquidation of, the Company’s customers could adversely affect the Company’s results of operations.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of September 30, 2023, pursuant to Rule 13a-15(b) of the Exchange Act, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting and Administrative Operating Officer, who serves as the principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(r) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Accounting and Administrative Operating Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.
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
Change in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2023, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There was no unregistered sale of equity securities or repurchase activities during the three months ended September 30, 2023.

ITEM 5. OTHER INFORMATION
Trading Arrangements
During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).
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
We understand that BX disclosed the following in their most recent quarterly report on Form 10-Q, and as of November 9, 2023, the Company is unaware of any changes to the relationship status between BX and Mundys S.p.A, therefore, the Company included BX’s disclosure of certain activities, transactions or dealings between BX and Iran.
Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934. Funds affiliated with Blackstone first invested in Mundys S.p.A. on November 18, 2022 in connection with the voluntary public tender offer by Schema Alfa S.p.A. for all of the shares of Mundys S.p.A., pursuant to which such funds obtained a minority non-controlling interest in Mundys S.p.A. Mundys S.p.A. owns and controls Aeroporti di Roma S.p.A. (“ADR”), an operator of airports in Italy including Leonardo da Vinci-Fiumicino Airport. Iran Air has historically operated periodic flights to and from Leonardo da Vinci-Fiumicino Airport as authorized, from time to time, by an aviation-related bilateral agreement between Italy and Iran, scheduled in compliance with European Regulation 95/93, and approved by the Italian Civil Aviation Authority. ADR, as airport operator, is under a mandatory obligation to provide airport services to all air carriers (including Iran Air) authorized by the applicable Italian authority. The relevant turnover attributable to these activities (whose consideration is calculated on the basis of general tariffs determined by such independent Italian authority) in the quarter ended September 30, 2023 was less than €65,000. Mundys S.p.A. does not track profits specifically attributable to these activities.

ITEM 6. EXHIBITS

EXHIBIT NO.		DESCRIPTION
2.1***	–	Contribution Agreement, dated October 21, 2021, by and among Altus Midstream Company, Altus Midstream LP, New BCP Raptor Holdco, LLC, and BCP Raptor Holdco, LP.
3.1	–	Third Amended and Restated Certificate of Incorporation of Kinetik Holdings Inc.
3.2	–	Amended and Restated Bylaws of Kinetik Holdings Inc.
3.3	–
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

4.4	–	Form of 5.875% Senior Notes Due 2030 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 14, 2022).
10.1	–	Third Amended and Restated Agreement of Limited Partnership of Altus Midstream LP, dated as of October 22, 2021
31.1**	–	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2**	–	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	–	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	–	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.
101*	–
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Equity and Noncontrolling Interests and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

KINETIK HOLDINGS INC.

Dated:	November 9, 2023	/s/ Jamie Welch
Jamie Welch
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated:	November 9, 2023	/s/ Steven Stellato
Steven Stellato
Executive Vice President, Chief Accounting and Chief Administrative Officer
(Principal Financial Officer)