Form 10-K
period 2023-12-31
Kinetik Holdings Inc.
filed 2024-03-05
CIK 1692787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2023
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2023	$638,502,305
Number of shares of registrant’s Class A common stock, $0.0001 issued and outstanding as of February 29, 2024	57,187,116
Number of shares of registrant’s Class C common stock, $0.0001 issued and outstanding as of February 29, 2024	94,019,038
Documents Incorporated By Reference
Portions of registrant’s proxy statement relating to registrant’s 2024 annual meeting of stockholders to be filed hereafter are incorporated by reference in Part III of this Annual Report on Form 10-K.

i

GLOSSARY
The following are abbreviations and definitions of certain terms used in this Annual Report on Form 10-K (“Annual Report”) and certain terms which are commonly used in the exploration, production, and midstream sectors of the oil and natural gas industry:
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
•Field. An area consisting of a single reservoir or multiple reservoirs, all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations
•Formation. A layer of rock which has distinct characteristics that differs from nearby rock
•GAAP. United States Generally Accepted Accounting Principles
•GHG. Greenhouse gas
•MBbl. One thousand barrels of crude oil, condensate or NGLs
•MBbl/d. One MBbl per day
•Mcf. One thousand cubic feet of natural gas
•Mcf/d. One Mcf per day
•MMBtu. One million British thermal units
•MMcf. One million cubic feet of natural gas
•MMcf/d. One MMcf per day
•MVC. Minimum volume commitments
•NGL or NGLs. Natural gas liquids. Hydrocarbons found in natural gas, which may be extracted as liquefied petroleum gas and natural gasoline
•Throughput. The volume of crude oil, natural gas, NGLs, water and refined petroleum products transported or passing through a pipeline, plant, terminal or other facility during a particular period
•SEC. United States Securities and Exchange Commission
•SOFR. Secured Overnight Financing Rate

FORWARD-LOOKING STATEMENTS AND RISK

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this Annual Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “might,” “outlook,” “possibly,” “potential,” “prospect,” “should,” “would,” or similar terminology, but the absence of these words does not mean that a statement is not forward looking. Although we believe that the expectations reflected in such forward-looking statements are reasonable under the circumstances, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, assumptions about:
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
•the occurrence of an extreme weather event, terrorist attack or other event that materially impacts project construction and our operations, including cyber or other operational electronic systems;
•our ability to successfully implement, execute and achieve our sustainability goals and initiatives;
•our ability to successfully implement our stock repurchase program;
•our ability to integrate operations or realize any anticipated benefits, savings or growth of the Transaction (as defined herein). See Note 3 — Business Combination in the Notes to our Consolidated Financial Statements set forth in this Annual Report;
•general economic and political conditions, including the armed conflicts in Ukraine, Israel and the Gaza Strip, epidemics or pandemics and actions taken by third parties in response to such epidemics or pandemics, the impact of continued inflation, central bank policy actions, bank failures and associated liquidity risks; and
•other factors disclosed under Part I—Item 1A—Risk Factors, Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in this Annual Report.

Other factors or events that could cause the Company’s actual results to differ materially from the Company’s expectations may emerge from time to time, and it is not possible for the Company to predict all such factors or events. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. All forward-looking statements speak only as of the date of this Annual Report. Except as required by law, the Company disclaims any obligation to update or revise its forward-looking statements, whether based on changes in internal estimates or expectations, new information, future developments, or otherwise.
Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results. Please refer to Part I—Item 1A—Risk Factors in this Annual Report below for additional discussion of the risks summarized in this Risk Factors Summary.
Business and Operational Risks
•The majority of the Company’s operating assets are currently located in the Permian Basin, making it vulnerable to risks associated with operating in a single geographic area.
•Because of the natural decline in hydrocarbon production from existing wells, the Company’s success depends, in part, on its ability to maintain or increase hydrocarbon throughput volumes on its midstream systems, which depends on its customers’ levels of development and completion activity on its dedicated acreage.
•We may experience difficulties completing acquisitions or divestitures or integrating new businesses and properties, and we may be unable to achieve the benefits we expect from any future acquisitions or divestitures.
•The Company owns interests in certain pipeline projects and other joint ventures, and the Company’s control of such entities is limited.
•If the third-party pipelines interconnected to the Company’s pipelines become unavailable to transport or store crude oil, NGLs or natural gas, or if our cost of transporting on such third-party pipelines changes, the Company’s revenue and available cash could be adversely affected.
•The Company’s customers may suspend, reduce or terminate their obligations under the Company’s commercial agreements with them.
•Increased competition from other companies that provide midstream services, or from alternative fuel sources, could have a negative impact on the demand for the Company’s services.
•The Company’s exposure to commodity price risk may change over time and the Company cannot guarantee the terms of any existing or future agreements for its midstream services with its customers.
•The use of derivative financial instruments could result in material financial losses by us.
•The Company’s construction of new midstream assets may be subject to new or additional regulatory, environmental, political, contractual, legal and economic risks.
•The Company’s business involves many hazards and operational risks, some of which may not be fully covered by insurance.
•A shortage of equipment and skilled labor could reduce equipment availability and labor productivity and increase labor and equipment costs.
Environmental and Regulatory Risk Factors Related to the Company
•The Company operates in a highly regulated environment and its business and profitability could be adversely affected by actions by governmental entities, changes to current laws or regulations, or a failure to comply with laws or regulations.
•Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could adversely affect our operating results and cash flows.
•Rate regulation, challenges by shippers to the rates the Company charges on its pipelines or changes in the jurisdictional characterization of some of the Company’s assets by federal, state or local regulatory agencies may cause its operating expenses to increase, limit the rates it charges for certain services and decrease the amount of cash flows.
•Regulatory initiatives relating to pipeline safety may result in more stringent regulations or enforcement and could subject the Company to increased operational costs, increased capital costs and potential operational delays.

•Increased regulation of hydraulic fracturing could result in reductions or delays in crude oil and natural gas production by the Company’s customers, which could reduce the throughput on its gathering and other midstream systems.
•Adoption of new or more stringent legal standards relating to induced seismic activity associated with produced-water disposal could affect the Company’s operations.
•The Company may incur significant liability under, or costs and expenditures to comply with, health, safety and environmental laws and regulations, which are complex and subject to frequent change.
•Climate change laws and regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the crude oil and natural gas the Company gathers, while potential physical effects of climate change could disrupt the Company’s operations, cause damage to its pipelines and other facilities and cause it to incur significant costs in preparing for or responding to those effects.
•Increasing attention to environmental, social and governance (“ESG”) matters and conservation measures may adversely impact the Company’s business.
Risks Related to Ownership of Our Common Stock

•Entities controlled by Blackstone Inc. (“Blackstone”) and ISQ Global Fund II GP, LLC (“I Squared Capital”) are parties to the amended and restated stockholders agreement granting certain director designation rights and own a majority of the Company’s outstanding voting shares and thus could strongly influence all of the Company’s corporate actions.
•Although we do not currently avail ourselves of the “controlled company” exemption under NYSE corporate governance rules, we may elect to rely on such exemption in the future due to the concentration of voting power among entities controlled by Blackstone.
•Potential future sales pursuant to registration rights granted by the Company and under Rule 144 may depress the market price for our shares of Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”).
•The Company’s ability to return capital to stockholders through dividends and stock repurchases depends on its ability to generate sufficient cash flows, which it may not be able to accomplish.
•The Company’s charter designates the Court of Chancery of the State of Delaware (the “Court of Chancery”) as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by its stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers, employees or agents.
•If the Company fails to maintain an effective system of internal controls, it may not be able to report accurately its financial results or prevent fraud. As a result, current and potential holders of the Company’s equity could lose confidence in its financial reporting, which would harm its business and cost of capital.
•If the performance of the Company does not meet the expectations of investors, stockholders or financial analysts, the market price of the Company’s securities may decline.
•We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value.
General Risks
•Continuing or worsening inflationary issues and associated changes in monetary policy have resulted in and may result in additional increases to the cost of the Company’s services and personnel.
•The Company’s operations could be disrupted by natural or human causes beyond its control.
•Cybersecurity breaches of our IT systems could result in information theft, data corruption, operational disruption and/or financial loss.
•Changes in management’s estimates and assumptions may have a material impact on the company’s consolidated financial statements and financial or operational performance in any given period.
v

PART I
ITEMS 1 and 2. BUSINESS AND PROPERTIES
The Transaction
On February 22, 2022 (the “Closing Date”), Kinetik Holdings Inc., a Delaware corporation (the “Company,” formerly known as Altus Midstream Company), consummated the business combination transactions contemplated by that certain Contribution Agreement, dated as of October 21, 2021 (the “Contribution Agreement”), by and among the Company, Altus Midstream LP (now known as Kinetik Holdings LP), a Delaware limited partnership and subsidiary of Altus Midstream Company (the “Partnership”), New BCP Raptor Holdco, LLC, a Delaware limited liability company and BCP Raptor Holdco, LP a Delaware limited partnership (“BCP”). The transactions contemplated by the Contribution Agreement are referred to herein as the “Transaction.” In connection with the closing of the Transaction (the “Closing”), the Company changed its name from “Altus Midstream Company” to “Kinetik Holdings Inc.” Unless the context otherwise requires, “ALTM” refers to the registrant prior to the Closing and “we,” “us,” “our” and the “Company” refer to Kinetik Holdings Inc., the registrant and its subsidiaries following the Closing.
Prior to the Closing, the Company’s financial statements that were filed with the SEC were derived from ALTM’s accounting records. As the Transaction was determined to be a reverse merger, BCP was considered the accounting acquirer and ALTM was the legal acquirer. The accompanying Consolidated Financial Statements herein include (1) BCP’s net assets carried at historical value, (2) BCP’s historical results of operations prior to the Transaction, (3) ALTM’s net assets carried at fair value as of the Closing Date and (4) the combined results of operations with the Company’s results presented within the Consolidated Financial Statements from February 22, 2022 going forward. Refer to Note 3—Business Combination to our Consolidated Financial Statements in this Annual Report for additional discussion.
Overview
We are an integrated midstream energy company in the Permian Basin providing comprehensive gathering, transportation, compression, processing and treating services. Our core capabilities include a variety of service offerings including natural gas gathering, transportation, compression, treating and processing; NGLs stabilization and transportation; produced water gathering and disposal; and crude oil gathering, stabilization, storage and transportation. We have approximately 2.0 billion cubic feet per day cryogenic natural gas processing capacity strategically located near the Waha Hub in West Texas. As measured by processing capacity, we are the third largest natural gas processor in the Delaware Basin and fourth largest across the entire Permian Basin. In addition, we have equity interests in four long-term contracted pipelines transporting natural gas, NGLs, and crude oil from the Permian Basin to the Gulf Coast.
Organizational Structure
The Company is a holding company, whose only significant assets are ownership of the non-economic general partner interest and an approximate 38% limited partner interest in the Partnership. As the owner of the non-economic general partner interest in the Partnership, the Company is responsible for all operational, management and administrative decisions related to and consolidates the results of the Partnership and its subsidiaries. The Company also owns equity interests in four Permian Basin pipelines that have access to various points along the U.S. Gulf Coast. The Company’s operations are strategically located in the heart of the Delaware Basin in the Permian and the Company’s operational headquarters is located at 303 Veterans Airpark Lane in Midland, Texas 79705. The Company’s corporate office is located at 2700 Post Oak Boulevard, Suite 300, Houston, Texas 77056. The following chart summarizes our organizational structure as of December 31, 2023. For simplicity, certain entities and ownership interests have not been depicted.

Industry Overview
The following diagram illustrates the Company’s primary operations along the midstream value chain:

1
2
2
3
Crude Oil and Condensate to Sales
4
6
Natural Gas Liquids to Sales
Produced Water to
Saltwater Disposal Well
5
7
8
11
9
14a
14b
10
12
14c
13
14d

Source Adapted from American Gas Association and EPA Natural Gas STAR Program

Production
1. Drilling and Well Completion
2. Producing Wells

Gas Gathering & Compression
3. Gathering Lines
4. Compressor Stations

Gas Processing & Treating
5. Amine Treating
6. Gas Processing Plant

Transmission & Storage
7. Natural Gas Liquids Pipelines
8. Residue Gas Compressor Stations
9. Residue Gas Pipelines
10. Underground Storage
11. LNG Import/Export

Distribution
12. Distribution Mains
13. LNG Peak Shaving Storage
14. Regulators and Meters for:
    a. City Gate
    b. Large Volume Customers
    c. Residential Customers
    d. Commercial Customers

The midstream industry is the link between the exploration and production of natural gas and crude oil and condensate and the delivery of its components to end-user markets. Midstream industry is generally characterized by regional competition based on the proximity of gathering systems and processing plants to natural gas and crude oil and condensate producing wells.
Our Operating Segments and Properties
We have two operating segments which are strategic business units with differing products and services. The activities of each of our reportable segments from which the Company earns revenues, records equity income or losses and incurs expenses are described below:
Midstream Logistics
The Midstream Logistics segment provides three service offerings: 1) gas gathering and processing, 2) crude oil gathering, stabilization and storage services and 3) water gathering and disposal.
Gas Gathering and Processing
The Midstream Logistics segment provides gas gathering and processing services with over 1,600 miles of low and high-pressure steel pipeline located throughout the Delaware Basin. Gas processing assets are centralized at five processing complexes with total cryogenic processing capacity of approximately 2.0 Bcf/d.: Diamond Cryogenic complex (720 MMcf/d), the Pecos Bend complex (540 MMcf/d), the East Toyah complex (460 MMcf/d), the Pecos complex (260 MMcf/d), and the Sierra Grande complex (60 MMcf/d). Current residue gas outlets are the El Paso Natural Gas Pipeline, Energy Transfer Comanche Trail Pipeline, ONEOK Roadrunner Pipeline, Whitewater Aqua Blanca Pipeline, Permian Highway Pipeline LLC (“PHP”) and the Company’s wholly owned and operated Delaware Link Pipeline which was placed in commercial service on October 1, 2023. NGL outlets are Energy Transfer’s Lone Star NGL Pipeline, Targa’s Grand Prix NGL Pipeline and Enterprise’s Shin Oak NGL Pipeline (“Shin Oak”), which are accessed through Kinetik NGL, our wholly owned and operated intrabasin NGL pipelines.

Crude Oil Gathering, Stabilization, and Storage Services
The Midstream Logistics segment provides crude oil gathering, stabilization and storage services throughout the Texas Delaware Basin. Crude gathering assets are centralized at the Caprock Stampede Terminal and the Pinnacle Sierra Grande Terminal. The system includes approximately 220 miles of gathering pipeline and 90,000 barrels of crude storage. The crude facilities have connections for takeaway transportation into Plains’s 285 Central Station and State Line and Oryx’s Orla & Central Mentone facilities.
Water Gathering and Disposal
In addition, the Midstream Logistics segment provides water gathering and disposal services through assets located in northern Reeves County, Texas. The system includes approximately 360 miles of gathering pipeline and approximately 580,000 barrels per day of permitted disposal capacity.
Pipeline Transportation
As of December 31, 2023, the Pipeline Transportation segment consists of four equity method investment (“EMI”) pipelines originating in the Permian Basin with various access points to the U.S. Gulf Coast, and our wholly owned and operated pipelines, Kinetik NGL and Delaware Link. The pipelines transport crude oil, natural gas and NGLs within the Permian Basin and to the U.S. Gulf Coast. For a more in-depth discussion of the estimated capital resources, liquidity and timing associated with each EMI pipeline, please see Part IV, Item 15, Note 7—Equity Method Investments, set forth in this Annual Report. In addition, the Company completed the Delaware Link Pipeline in 2023 and acquired full ownership and operatorship of approximately 30 miles of 16-inch NGL pipeline connected to the Diamond Cryogenic complex called the Brandywine NGL Pipeline (“Brandywine Pipeline”) in 2022.
Permian Highway Pipeline

The Company owned an approximately 53.5% equity interest in PHP upon closing of the Transaction, which is also owned and operated by Kinder Morgan Texas Pipeline, LLC (“Kinder Morgan”). PHP transports natural gas from the Waha area in northern Pecos County, Texas to the Katy, Texas area with connections to the U.S. Gulf Coast and Mexico markets. PHP was placed in service in January 2021, with the total capacity of 2.1 Bcf/d fully subscribed under long-term contracts. In June 2022, PHP announced a final investment decision to proceed with its expansion project to increase total capacity to 2.65 Bcf/d fully subscribed under 10 year take or pay contracts. The expansion project was placed in service on December 1, 2023. As a result, upon completion of the project, the Company’s ownership interest in PHP increased to approximately 55.5%.
Gulf Coast Express Pipeline
The Company owns a 16% equity interest in the Gulf Coast Express Pipeline (“GCX”), which is also owned and operated by Kinder Morgan. GCX transports natural gas from the Permian Basin in West Texas to Agua Dulce near the U.S. Gulf Coast. GCX was placed in service during 2019, with the total capacity of 2.0 Bcf/d fully subscribed under long-term contracts.
Breviloba, LLC
The Company owns a 33% equity interest in Shin Oak, which is owned by Breviloba, LLC (“Breviloba”), and operated by Enterprise Products Operating LLC. Shin Oak transports NGLs from the Permian Basin to Mont Belvieu, Texas. Shin Oak was placed in service during 2019, with total capacity of up to 550 MBbl/d.
EPIC Crude Oil Pipeline
The Company owns a 15% equity interest in the EPIC Crude oil pipeline (“EPIC”), which is operated by EPIC Consolidated Operations, LLC. EPIC transports crude oil from Orla, Texas in Northern Reeves County to the Port of Corpus Christi, Texas. EPIC was placed in service in early 2020, with an initial throughput capacity of approximately 600 MBbl/d.
Kinetik NGL Pipelines
The Kinetik NGL Pipelines consist of approximately 96 miles of NGL pipelines connecting our East Toyah and Pecos complexes to Waha, including our 20-inch Dewpoint pipeline that spans 40 miles, and our 30 mile, 16-inch Brandywine Pipeline connecting to our Diamond Cryogenic complex. The Kinetik NGL pipeline system has a capacity of approximately 580 MBbl/d.

Delaware Link Pipeline
The Delaware Link Pipeline consists of approximately 40 miles of 30-inch diameter pipeline with a capacity of approximately 1.0 Bcf/d that provides additional transportation capacity to Waha. The project reached commercial in-service in October 2023.
The following table summarizes our ownership and capacity of properties in our Pipeline Transportation segment as of December 31, 2023:

Asset	Ownership Interest	Approximate Pipeline System Miles	Capacity
Pipeline Transportation
PHP(1)	55.5%	435	2.65 Bcf/d
GCX	16.0%	530	2.0 Bcf/d
Shin Oak	33.0%	668	550 MBbl/d
EPIC	15.0%	800	600 MBbl/d
Kinetik NGL Pipelines	100.0%	125	580 MBbl/d
Delaware Link Pipeline	100.0%	40	1.0 Bcf/d
(1)Upon completion of PHP expansion project in December 2023, the pipeline capacity increased to 2.65 Bcf/d and the Company’s equity interest in PHP increased to 55.5%.
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
Competition
The business of providing gathering, compression, processing and transmission services for natural gas and NGLs is highly competitive. The Company faces intense competition in obtaining natural gas and NGL volumes, including from major integrated and independent exploration and production companies, interstate and intrastate pipelines, and other companies that gather, compress, treat, process, transmit or market natural gas and NGLs. Competition for supplies is primarily based on geographic location of facilities in relation to production or markets, the reputation, efficiency and reliability of the midstream company, and the pricing arrangements offered by the midstream company. For areas where acreage is not dedicated to the Company, the Company will compete with similar enterprises in providing additional gathering, compression, processing and transmission services in the same area of operation.
Human Capital
We recognize that people are our greatest asset and their success is our success. We support our employees so they can deliver on our commitment to the highest standards of safety, performance, integrity and customer service. We strive to retain top talent by fostering a culture that promotes health and safety, employee inclusion and employee engagement and development. As of December 31, 2023, we employed approximately 330 people. None of these employees are covered by collective bargaining agreements.

Health and Safety. The Company’s Environment, Health and Safety (“EHS”) Management System lays out our requirements, processes, and guidelines for process safety and occupational health and safety. We dedicate a safety team, led by the Director of Health and Safety and supported by our VP of Environment, Health and Safety, to oversee our health and safety program and provide training for our employees on crucial aspects such as driving safety, hazard recognition, and safe work practices. We also rebranded our existing safety initiatives as Kinetik Employee Engagement Program (“KEEP”). KEEP gives employees an easy line of communication when they recognize hazards, want to recognize a coworker, or identify areas for improvement. In 2023, our Total Recordable Incident Rate was 0.64 and our Motor Vehicle Incident Rate was 2.15.
Employee Engagement, Development and Well-Being. We use a blend of formal and informal employee recognition strategies, including both monetary and non-monetary incentives. We recognize employee performance, service milestones and special occasions. Additionally, we reward for exceptional performance in areas such as safety, regulatory compliance, innovative thinking, and teamwork. When determining remuneration, we look at multiple factors, including the employee’s performance, function, role, experience, education and tenure within the organization, along with external market factors. In 2023, the Board of Directors (the “Board”) approved merit increases which were in line with the market data provided by our third-party compensation specialists. We continuously enhance our training programs and provide regular performance and career development reviews to our employees to help them achieve their career goals.
In addition, as a part of our ongoing commitment to build an inclusive, respectful and safe workplace, our employees undertake regular training covering topics such as hiring and unconscious bias. To further improve workplace gender balance, the Company’s Sustainability-Linked Financing Framework includes a target to increase the percentage of women on our senior leadership team to 20% by 2026. The Company’s percentage of women in senior leadership positions was 17.7% in both 2023 and 2022.
Leaders Who Listen. We are committed to cultivating an empowered workforce and believe that an important aspect of creating a culture and environment that supports employees, customers and business success is listening to employee feedback. In October 2023, we contracted third-party providers to conduct our 2023 Engagement Survey. The results of the survey are to be discussed among the leadership team to reflect upon what we are doing right and where there may be gaps and opportunities for improvement.
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
Pipeline Safety Regulations
Some of the Company’s pipelines are subject to regulation by the U.S. Department of Transportation’s (“DOT”) Pipeline and Hazardous Materials Safety Administration (“PHMSA”) pursuant to the Natural Gas Pipeline Safety Act of 1968 (“NGPSA”), with respect to natural gas, and the Hazardous Liquids Pipeline Safety Act of 1979 (“HLPSA”), with respect to NGLs. The NGPSA and HLPSA regulate safety requirements in the design, construction, operation, and maintenance of natural gas, crude oil, and NGL pipeline facilities, while the Pipeline Safety Improvement Act of 2002 (“PSIA”) establishes mandatory inspections for all U.S. crude oil, NGL, and natural gas transmission pipelines in high consequence areas (“HCAs”), the violation of which can result in administrative, civil and criminal penalties, including civil fines, injunctions, or both.
PHMSA regularly revises its pipeline safety regulations. States are largely preempted by federal law from regulating pipeline safety for interstate lines but most are certified by the DOT to assume responsibility for enforcing federal intrastate pipeline regulations and inspection of intrastate pipelines. States may adopt stricter standards for intrastate pipelines than those imposed by the federal government for interstate lines; however, states vary considerably in their authority and capacity to address pipeline safety. State standards may include requirements for facility design and management in addition to requirements for pipelines. For example, the TRRC has adopted rules that require operators of natural gas and hazardous liquid gathering lines in rural areas to report accidents, conduct investigations and perform necessary corrective action. Due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, there can be no assurance that future compliance with PHMSA or state requirements will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
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

Our business operations are also subject to numerous environmental and occupational health and safety laws and regulations imposed at the federal, regional, state and local levels. The activities the Company conducts in connection with the gathering, compression, dehydration, treatment, processing and transportation of natural gas and gathering, stabilization, transportation and storage of crude oil are subject to, or may become subject to, stringent environmental regulation and we could incur costs related to the cleanup of third-party sites to which we have sent regulated substances for disposal or equipment for cleaning, and for damages to natural resources or other claims relating to releases of regulated substances at or from such third-party sites. The Company has implemented a number of programs and policies designed to monitor and pursue continued operation of our activities in a manner consistent with environmental and occupational health and safety laws and regulations. To that end, the Company has incurred and will continue to incur operating and capital expenditures to comply with these laws and regulations. Some of these environmental compliance costs may be material and have an adverse effect on our business, financial condition and results of operations.
Certain existing environmental and occupational health and safety laws and regulations include the following U.S. legal standards, which may be amended from time to time:
•the Clean Air Act, which restricts the emission of air pollutants from many sources and imposes various pre-construction, operational, monitoring and reporting requirements, and which the EPA has relied upon as authority for adopting climate change regulatory initiatives relating to GHG emissions;
•the Clean Water Act, which regulates discharges of pollutants to state and federal waters as well as establishing the extent to which waterways are subject to federal jurisdiction and rulemaking as protected waters of the United States;
•the Comprehensive Environmental Response, Compensation and Liability Act of 1980, which imposes liability on generators, transporters and arrangers of hazardous substances at sites where releases, or threatened releases, of such hazardous substances has occurred;
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
On March 15, 2023, the EPA announced finalization of its Good Neighbor Plan (the “Plan”) to reduce nitrogen oxide pollution from power plants and other industrial facilities from 23 upwind states which the EPA determined are significantly contributing to National Ambient Air Quality Standards (NAAQS) nonattainment and interfering with maintenance of the 2015 ozone NAAQS in downwind states. As part of the Plan, the EPA announced that it would be issuing further emissions controls from industrial sectors, including new and existing reciprocating internal combustion engines of a certain size used in pipeline transportation of natural gas. Beginning in 2026, the Plan will apply to all impacted engines unless compliance schedule extensions are granted by the EPA, determined on an engine-by-engine basis. The Plan, however, has been challenged in multiple federal courts, and the Supreme Court held oral arguments on the challenges to the rule in February 2024 (specifically, whether to freeze the Plan while litigation continues in the courts), although a decision remains pending at this time and we cannot predict how the Court may ultimately rule. The Plan could have material financial impacts on our natural gas business in relation to the costs necessary to comply with the Plan, the timing of compliance, equipment shortages, potential operational disruptions, and the availability of and costs associated with the purchase of offsets.

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
Environmental laws and regulations are frequently subject to change. More stringent environmental laws that apply to our operations and the operations of our customers may result in increased operating costs and capital expenditures for compliance, including, but not limited to, those related to the emission of GHGs and climate change. Given the long-term trend toward increasing regulation, future federal and/or state GHG regulations of the oil and gas industry remain a significant possibility.
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
Environment, Social and Governance Considerations
Overview
The Company is committed to advancing a safer, cleaner, and more reliable energy future and believes that integrating environmental, safety, governance, and community considerations into our business decisions is essential to creating value for its stakeholders. In July 2023, the Company published its fiscal year 2022 Sustainability Report (“Report”). The Report focused on four key areas: Governance, Our Environment, People and Community Engagement.
Governance
The Board exercises general supervision over the Company’s business, operations, strategy and risk management programs. To assist the Board in its oversight role, the Board’s committees consist of the Audit Committee, Compensation Committee and Governance and Sustainability Committee. In 2022, we enhanced our corporate governance with the adoption of a reporting and disclosure control framework compliant with the Sarbanes-Oxley Act of 2002. Additionally, our corporate governance structure includes conformity to the applicable rules and regulations as prescribed by the SEC and the New York Stock Exchange (“NYSE”).
We firmly believe that commitment to an actionable sustainability strategy makes for a stronger, more resilient company and drives better performance. As such, we embed sustainability and ESG responsibilities within our organization by ensuring we have ownership and accountability at all levels. In both 2023 and 2022, our compensation program tied 20% of all salaried employees’ at-risk pay, including executives, to the achievement of specific ESG goals, including those related to methane emissions and health and safety. The Governance and Sustainability Committee supported the Compensation Committee in establishing the specific parameters of the metrics.

In addition, the Company has developed an Enterprise Risk Management (“ERM”) program across all functional areas and mechanisms for identifying, prioritizing, and mitigating risks. We evaluate risks across the enterprise on a regular basis, examining the potential impact to our operating flexibility, along with the financial and reputational impact of such risks. Our Audit Committee of the Board has ultimate oversight over the ERM process, providing ongoing assessments of the company’s risk management processes and system of internal control. Our Executive Vice President, Chief Administrative Officer and Chief Accounting Officer has functional oversight of the Enterprise Risk function.
Furthermore, we are committed to conducting business in accordance with the highest ethical standards. Our Code of Business Conduct outlines the requirements that all our employees and contractors must follow to conduct business fairly and ethically. The Audit Committee is responsible for overseeing business ethics issues, and our General Counsel and Chief Compliance Officer oversees the day-to-day responsibilities for ethics and compliance. The Company also recognizes the importance of receiving, retaining and addressing concerns from our directors, officers, employees and other stakeholders seriously and expeditiously. We use a confidential third-party Ethics Hotline to enable anyone to report concerns. The Ethics Hotline is monitored by our Human Resources and Legal departments, as well as the Chair of the Audit Committee.
Environmental Responsibility
The Company is committed to being a good steward of the environment and prioritizes climate change as a key issue. As part of the energy industry, we understand the need to transition to a lower carbon economy, acknowledging our operations within a carbon-constrained world. Our commitment to a lower carbon future is emphasized by our ambitious goal to reach net zero in our Scope 1 and 2 GHG emissions by 2050. Our net zero goal is supported by an interim 2030 target to reduce methane and GHG emissions intensities by 30% and 35%, respectively, compared to a 2021 baseline.
In line with our commitment, the Company not only complies with applicable federal, state, and local regulations but also actively engages in voluntary initiatives aimed at reducing GHG and criteria air emissions. Initiatives started in 2022 included: (1) pneumatics upgrades. We initiated the process of identifying facilities that operated natural gas driven pneumatics and pumps and began evaluating each facility to determine the suitability for transitioning to instrument air; (2) installation of electric compression. We installed 10,000 horsepower (HP) at the Pecos Bend Plant in 2022 and installed another 10,000 HP of electric compression at our Diamond Cryo Plant in 2023. Currently, of the Company’s total 707,000 HP of compression and refrigeration, approximately 120,000 HP or 17% is electric; (3) leak detection and repair (“LDAR”). We perform leak detection surveys through an independent third party to maintain thorough, unbiased inspections. We created an internal LDAR SWAT Team to focus on improving the leak repair time, further minimizing emissions; (4) advanced monitoring technologies. We implemented new emissions monitoring and detection technologies including deployment of continuous emissions monitoring cameras, equipping operations and support teams with handheld leak detection devices and performing regular aerial emissions monitoring surveys of our assets; (5) renewable energy and energy efficiency.
While we use relatively insignificant amounts of water in our direct operations compared to upstream operations and other industries, we recognize the importance of conserving water in a water-scarce region and remain committed to minimizing our water consumption and ensuring that we only use what is necessary. Through our partnership with the Oilfield Water Stewardship Council, we work with a community of peers to establish and standardize relevant performance metrics that support responsible water management and stewardship.
Our Waste Management Plans, one for our gathering and processing operations and one for our produced water management operations, address the identification, characterization, disposition, reporting, and recordkeeping requirements of various waste streams generated during routine operations, general office/administrative tasks, facility maintenance, onsite corrective remediation actions, and excavation and construction activities, in line with applicable governing regulations. All wastes are evaluated to determine their characteristics and regulatory status as hazardous/non-hazardous, industrial, RCRA-exempt, or universal, and each category requires specific handling and disposal processes. We are committed to meeting our regulatory requirements. We had zero violations and zero penalties related to our Waste Management Program in 2023 and 2022.
When we make plans to construct new or expand existing assets or facilities, our assets and pipelines are included as part of a comprehensive Integrity Management Program, ensuring we construct and maintain reliable equipment in accordance with regulatory requirements, industry standards, and best practices. We have established 1) the Process Safety and Risk Management Program, and 2) the Pipeline Integrity Management Program to ensure that our pipeline assets adhere to the highest standards of safety and integrity throughout their lifecycle.

Our pipeline network spans over 2,000 miles, with the majority of the infrastructure being less than 10 years in operation. To ensure safe and efficient operations, we employ both risk-based and prescriptive inspection schedules for our pipeline systems. This schedule takes into account factors such as the potential for internal or external corrosion, soil erosion, adverse weather conditions, or the likelihood of damage from nearby construction activities. The Company is responsible for the transportation of natural gas liquids, crude oil, and produced water through its extensive pipeline network and facilities. Spill prevention and control are fundamental to our operations and the community at large as we work to ensure the integrity of our pipelines and facilities and prevent any contamination of waterways or land. During the operation of our pipelines and facilities, we strictly adhere to spill prevention controls and have robust Spill Prevention, Control, and Countermeasure plans and Emergency Response Plans in place.
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
Social Responsibility
We recognize that people are our greatest asset and that their success is our success. We prioritize a safe working environment and offer a comprehensive suite of benefits to all our employees to ensure the well-being and development of our people. See additional information regarding employee initiatives in Part I—Item 1. and 2. Business and Properties—Human Capital in this Annual Report.
We take pride in being a responsible neighbor and a positive influence in the communities where we live and operate; as such, we continue to encourage our team to give back to the communities where they live and work, providing employees with eight hours of paid volunteer time each year. Volunteer hours totaled 533 and 271 hours in 2023 and 2022, respectively. We also made donations to various causes identified by our employees and our communities. We contributed approximately $1.2 million and $0.3 million to various initiatives in 2023 and 2022, respectively. To further show our commitment to communities where we live and operate, we made a significant commitment to support the Permian Strategic Partnership, joining forces to foster a better quality of life for Permian Basin residents and became a sponsor of Texas’ Sponsor a Highway program, helping keep our interstates safe and beautiful.
We recognize that building strong relationships with our local communities and landowners is essential for the sustainable growth and success of our operations in West Texas, as they provide us with the right-of-way to place pipelines and other facilities on their properties. We aim to provide them with accurate and timely information about activities that may affect their properties, and we work hard to mitigate any negative impacts on their properties, the environment, and surrounding communities by implementing best practices for construction and maintenance of facilities.
We consider our Suppliers an extension of our team and extend our commitment to values and sustainability principles to them. Our Supplier Code of Conduct (“Code”) sets forth our expectations in terms of values, policies, and procedures related to ethics, compliance, safety, environment, health, and human rights. Our Contractor Management Program requires that our suppliers meet specific requirements as well as acknowledge and commit to the Code.
Available Information
The Company’s website is www.kinetik.com. The Company’s Annual Reports, Quarterly Reports on Form 10-Q, Proxy Statements, Current Reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and other filings with the SEC are available at https://ir.kinetik.com/overview/default.aspx under the heading “Financials”—“SEC Filings”, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. These reports are also available on the SEC’s website at www.sec.gov. In addition to reports filed or furnished with the SEC, we publicly disclose material information from time to time in press releases, at annual meetings of shareholders, in publicly accessible conferences and investor presentations, and through our website. In addition, the Company’s Code of Business Conduct and Ethics, Corporate Governance Guidelines, charters of the Audit Committee, Compensation Committee, Governance and Sustainability Committee, and other corporate governance materials are available on the Investor Relations section of the Company’s website. The information contained on the Company’s website as referenced in this report is not, and should not be deemed to be, part of or incorporated by reference into this report. Requests for a copy of any of the above-referenced reports and corporate governance documents may be directed in writing to: Investor Relations, Kinetik Holdings Inc., 2700 Post Oak Blvd, Suite 300 Houston, TX 77056 or by calling (713) 621-7330.

ITEM 1A. RISK FACTORS
We operate in rapidly changing economic and technological environments that present numerous risks, many of which are driven by factors that we cannot control or predict. The following discussion, as well as our discussion in Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A—Quantitative and Qualitative Disclosures About Market Risk, highlights some of these risks. The risks described below are not exhaustive and you should carefully consider these risks and uncertainties before investing in our securities.
Business and Operational Risks

The majority of the Company’s operating assets are currently located in the Permian Basin, making it vulnerable to risks associated with operating in a single geographic area.
The majority of the Company’s wholly owned midstream assets are currently located in the Delaware Basin which is part of the broader Permian Basin. As a result of this concentration, the Company will be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, obtaining rights-of-way, market limitations, water shortages or restrictions, drought related conditions, or other weather-related conditions or interruption of the processing or transportation of crude oil, natural gas and water. If any of these factors were to impact the Permian Basin more than other producing regions, the Company’s business, financial condition and results of operations could be adversely affected relative to other midstream companies that have a more geographically diversified asset portfolio.
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
The Company has no control over producers’ levels of development and completion activity in its areas of operation, the amount of reserves associated with wells connected to its systems, or the rate at which production from a well declines. In addition, the Company has no control over producers or their exploration and development decisions, which may be affected by, among other things:
•the availability and cost of capital;
•the prevailing and projected prices of crude oil, natural gas and NGLs; fewer project opportunities or assumption of risk that results in weaker or more volatile financial performance than expected;
•assets that vary in age and were constructed over many decades which may cause our inspection, maintenance or repair costs to increase in the future;
•political and economic conditions and events in foreign oil, natural gas and NGL producing countries, including embargoes, disrupted global supply chains, continued hostilities in the Middle East and other sustained military campaigns, the armed conflict in Ukraine and associated economic sanctions on Russia;
•increase in interest rates and rising or sustained inflation;
•levels of crude oil and natural gas reserves;
•contractor or supplier non-performance, weather, geological or other factors;
•Consolidation in the upstream sector and the resulting changes in the strategic importance customers assign to development in certain acreage or locations in the Delaware Basin as opposed to other areas, which could adversely affect the financial and operational resources devoted to development of their acreage dedicated to the Company;
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

Due to these and other factors, even if reserves are known to exist in areas served by the Company’s midstream assets, producers may choose not to develop those reserves. If producers choose not to develop their reserves or they choose to slow their development rate in the Company’s areas of operation, utilization of its midstream systems will be below anticipated levels. Reductions in development activity, coupled with the natural decline in production from its current dedicated acreage, could materially and adversely affect its business, financial condition, results of operations, and cash flows.
The acquisition or divestiture of businesses and assets is part of our strategy. We may experience difficulties completing acquisitions or divestitures or integrating new businesses and properties, and we may be unable to achieve the benefits we expect from any future acquisitions or divestitures.
Part of the Company’s business strategy includes acquiring additional businesses and assets and/or divesting certain assets or portions of our business. We cannot provide any assurance that we will be able to find complementary acquisition targets or complete such acquisitions or achieve the desired results from any acquisitions we do complete. Any acquired businesses or assets will be subject to many of the same risks as our existing businesses and may not achieve the levels of performance that we anticipate. We may evaluate potential divestiture opportunities with respect to portions of our business from time to time that support our growth initiatives and may determine to proceed with a divestiture opportunity if and when we believe such opportunity is consistent with our business strategy.
We may not realize the anticipated operating advantages and cost savings. Integration of acquired businesses or assets involves a number of risks, including (i) the loss of key customers of the acquired business; (ii) demands on management related to the increase in our size; (iii) the diversion of management’s attention from the management of daily operations; (iv) difficulties in implementing or unanticipated costs of accounting, budgeting, reporting, internal controls and other systems; and (v) difficulties in the retention and assimilation of necessary employees.
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

We also may not recognize the anticipated benefits of dispositions or other divestitures we may pursue in the future. If we do not realize the expected strategic, economic or other benefits of any divestiture transaction, it could materially and adversely affect our financial condition and results of operations.
The Company owns interests in certain pipeline projects and other joint ventures, and it may in the future enter into additional joint ventures, and the Company’s control of such entities is limited by provisions of the limited partnership and limited liability company agreements of such entities and by the Company’s percentage ownership in such entities.
The Company has ownership interests in several joint ventures, including the PHP, GCX, Breviloba and EPIC joint ventures, which were accounted for using the equity interest method, and it may enter into other joint venture arrangements in the future. While the Company owns equity interests and has certain voting rights with respect to its joint ventures and can exercise significant influence over the operating and financial policies of the entity, it does not act as operator of or control the joint ventures, each of which is operated by another joint venture partner. It may therefore be difficult or impossible for the Company to cause the joint venture to take actions that the Company believes would be in its or the relevant joint venture’s best interests. Moreover, joint venture arrangements involve various risks and uncertainties, such as committing the Company to fund operating and/or capital expenditures, the timing and amount of which the Company may not control, and which could materially and adversely affect its cash flows.
The Company also may be unable to control the amount of cash it will receive from the operation of these entities, which could further adversely affect its cash flows. Joint venture arrangements may also restrict the Company’s operational and organizational flexibility and its ability to manage risk, which could materially and adversely affect the Company’s financial condition, results of operations and cash flows.

If the third-party pipelines interconnected, or at some future point expected to be interconnected, to the Company’s pipelines become unavailable to transport or store crude oil, NGLs or natural gas, or if our cost of transporting on such third-party pipelines changes, the Company’s revenue and available cash could be adversely affected.
The Company depends upon third-party downstream pipelines and associated operations to provide delivery options from its processing system. Because the Company does not control these pipelines and associated operations, their continuing operation is not within its control. If any downstream pipeline were to become unavailable for current or future volumes due to repairs, damage to the facility, force majeure, lack of capacity, shut in by regulators, failure to meet quality requirements or any other reason, the Company’s ability to operate efficiently and continue shipping crude oil, natural gas and refined products to major demand centers could be restricted, thereby reducing revenue. Any temporary or permanent interruption at these pipelines could materially and adversely affect the Company’s business, results of operations, financial condition or cash flows. In addition, if our cost of transporting on such third-party pipelines changes, the Company’s revenue and available cash could be adversely affected.
The third parties on whom the Company relies for transportation services from its processing facilities are subject to complex federal, state, and other laws that could adversely affect our financial condition and results of operations.
The operations of the third parties on whom the Company relies on to provide downstream transportation and delivery options from its processing system are subject to complex and stringent laws and regulations that require obtaining and maintaining numerous permits, approvals and certifications from various federal, state and local government authorities. These third parties may incur substantial costs in order to comply with existing laws and regulations. If existing laws and regulations governing such third-party services are revised or reinterpreted, or if new laws and regulations become applicable to their operations, these changes may affect the costs that the Company pays for services. Similarly, a failure to comply with such laws and regulations by the third parties could materially and adversely affect the Company’s business, results of operations, and financial condition.
The Company’s customers may suspend, reduce or terminate their obligations under the Company’s commercial agreements with them in certain circumstances, which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.
The Company has entered into gas gathering, compression and processing agreements, crude oil gathering agreements, and produced water gathering and disposal agreements with its customers, which include provisions that permit the customer to suspend, reduce or terminate its obligations under each agreement if certain events occur. These events include non-performance by the Company and force majeure events which are out of the Company’s control. The customers have the discretion to make such decisions notwithstanding the fact that they may significantly and adversely affect the Company. Any such reduction, suspension or termination of these customers’ obligations under their commercial agreements could materially and adversely affect the Company’s financial condition, results of operations and cash flows.
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
The Company currently generates revenues pursuant to a variety of different contractual arrangements, including fee-based agreements based on volumetric fees and percent-of-proceeds arrangements based on a percent of the proceeds from the sale of gathering and processing outputs on behalf of a producer and percent-of-products arrangements in which the Company is assigned a portion of the natural gas it gathers and processes as partial compensation. Consequently, the Company’s existing operations and cash flows have limited direct exposure to commodity price risk. However, the Company’s customers are exposed to commodity price risk, and extended reduction in commodity prices could reduce the production volumes available for the Company’s midstream services in the future below expected levels.
The use of derivative financial instruments could result in material financial losses by us.
The Company engages in commodity and interest rate hedging activities to reduce its exposure to fluctuations in commodity prices and interest rates by using derivative instruments. Hedging activities can result in losses that might be material to our financial condition, results of operations and cash flows. Such losses could occur under various circumstances, including those situations where a counterparty does not perform its obligations under a hedge arrangement, the hedge is not effective in mitigating the underlying risk, or our risk management policies and procedures are not followed. Adverse economic conditions (e.g., a significant decline in energy commodity prices that negatively impacts the cash flows of oil and gas producers) increase the risk of nonpayment or performance by our hedging counterparties.
The Company’s construction of new midstream assets may be subject to new or additional regulatory, environmental, political, contractual, legal and economic risks, which could materially and adversely affect its cash flows, results of operations and financial condition.
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
The Company’s revenues may not increase immediately (or at all) upon the expenditure of funds on a particular project. For instance, if the Company builds additional gathering assets, the construction may occur over an extended period of time and it may not receive any material increases in revenues until the project is completed or at all. The Company may construct facilities to capture anticipated future production growth from its customers in an area where such growth does not materialize. As a result, new midstream assets may not be able to attract enough throughput to achieve their expected investment return, which could materially and adversely affect the Company’s business, financial condition, results of operations and cash flows.
The construction of additions to the Company’s existing assets may require it to obtain new rights-of-way, surface use agreements or other real estate agreements prior to constructing new pipelines or facilities. The Company may be unable to timely obtain such rights-of-way to connect new crude oil, natural gas and water sources to its existing infrastructure or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for the Company to obtain new rights-of-way or to expand or renew existing rights-of-way, leases or other agreements. If the cost of renewing or obtaining new agreements increases, the Company’s cash flows could be materially and adversely affected.
The Company’s business involves many hazards and operational risks, some of which may not be fully covered by insurance. The occurrence of a significant accident or other event that is not fully insured could curtail its operations and materially and adversely affect its cash flows.
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

The Company may elect to not obtain insurance, maintain a self-insured retention or increase deductibles for any or all of these risks if it believes that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event that is not fully covered by insurance could materially and adversely affect the Company’s business, financial condition, results of operations and cash flows.
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
The Company’s business is highly regulated and subject to numerous governmental laws, rules and regulations and requires permits, authorizations and various governmental and agency approvals, in the various jurisdictions in which the Company operates, that impose various restrictions and obligations that may have material effects on the Company’s business and results of operations. Each of the applicable laws or regulatory requirements and limitations is subject to change, either through new laws or regulations enacted on the federal, state or local level, or by new or modified regulations that may be implemented under existing law. The nature and extent of any changes in these laws, rules, regulations and permits may be unpredictable, have retroactive effects and may have material effects on the Company’s financial condition, results of operations and cash flows. Future legislation and regulations or changes in existing legislation and regulations, or interpretations thereof, could cause additional expenditures, liabilities, restrictions and delays in connection with the Company’s current business as well as future projects, the extent of which cannot be predicted and which may require the Company to limit substantially, delay or cease operations in some circumstances.
The Company’s sales of natural gas are subject to market manipulation requirements promulgated by FERC pursuant to the authority delegated to it by the Energy Policy Act of 2005 (“EPAct 2005”). The EPAct 2005 amended the NGA and NGPA to give FERC authority to impose civil penalties for violations of these statutes and regulations. The Commodity Futures Trading Commission (“CFTC”) also holds authority to monitor certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act. In addition, the Federal Trade Commission (“FTC”) has the authority under the Federal Trade Commission Act and the Energy Independence and Security Act of 2007 to regulate wholesale petroleum markets. The Company believes, however, that neither the EPAct 2005, nor the regulations promulgated by FERC as a result of the EPAct 2005, nor the regulations promulgated by the CFTC or FTC will affect it in a way that materially differs from the way they affect other sellers of oil, natural gas, or NGLs with which the Company competes.
For a general overview of federal, state and local regulations applicable to the Company’s assets, see the “Regulation” section included within Part I, Items 1 and 2.—Business and Properties of this annual report. This regulatory oversight can affect certain aspects of the Company’s business and the market for its products and could materially and adversely affect the Company’s financial position, results of operations and cash flows.
Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could adversely affect our operating results and cash flows.
We are subject to various complex and evolving U.S. federal, state and local tax laws. U.S. federal, state and local tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, in each case, possibly with retroactive effect. Any significant variance in our interpretation of current tax laws or a successful challenge of one or more of our tax positions by the IRS or other tax authorities could increase our future tax liabilities and adversely affect our operating results and cash flows.

Rate regulation, challenges by shippers to the rates the Company charges on its pipelines or changes in the jurisdictional characterization of some of the Company’s assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of its assets, which may cause its operating expenses to increase, limit the rates it charges for certain services and decrease the amount of cash flows.
Natural gas and crude oil gathering may receive greater regulatory scrutiny at the federal and state level. Therefore, the Company’s natural gas and crude oil gathering operations could be adversely affected should they become subject to the application of federal or state regulation of rates and services. The Company’s gathering operations could also be subject to safety and operational regulations relating to the design, construction, testing, operation, replacement and maintenance of gathering facilities. Intrastate transportation of NGLs and crude oil may also receive greater regulatory scrutiny at the federal and state level. The Company’s intrastate NGL transportation services are subject to the TRRC regulations and must be provided in a manner that is just, reasonable and non-discriminatory. Such operations could be subject to additional regulation if the NGLs and crude oil are transported in interstate or through foreign commerce, whether by the Company’s pipelines or other means of transportation. The Company cannot predict what effect, if any, such changes might have on its operations, but it could be required to incur additional capital expenditures and increased operating costs depending on future legislative and regulatory changes.
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
PHMSA may revise these standards from time-to-time. For example, in October 2019, PHMSA published three final rules that create or expand reporting, inspection, maintenance and other pipeline safety obligations. Additional future regulatory action expanding PHMSA’s jurisdiction and imposing stricter integrity management requirements is possible. For instance, following the passage of Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2020, operators of jurisdictional pipelines were required to update their inspection and maintenance plans to identify procedures to prevent and mitigate both vented and fugitive pipeline methane emission by the end of 2021. Separately, the U.S. Congress reauthorized PHMSA through 2023 as part of the Consolidated Appropriations Act of 2021 and directed the agency to move forward with several regulatory actions. In November 2021, PHMSA released a final rule expanding the definition of regulated gathering pipelines and imposing safety measures on certain previously unrelated gathering pipelines, to include criteria for inspection and repair of fugitive emissions. The final rule also imposes reporting requirements on all gathering pipelines, and specifically requires operators to report safety information to PHMSA. In August 2022, PHMSA published a final rule expanding the

Management of Change process, extending corrosion requirements for gas transmission pipelines, adding requirements that operators ensure no conditions exist following an extreme weather event that could adversely affect the safe operation of the pipeline and adopting repair criteria for non-HCAs similar to those applicable to HCAs. Additionally, in May 2023, PHMSA published a proposed rule that would enhance requirements for detecting and repairing leaks on new and existing natural gas distribution, gas transmission and gas gathering pipelines and, separately, in September 2023, published a proposed rule that would enhance the safety requirements for gas distribution pipelines and would require updates to distribution integrity management programs, emergency response plans, operations and maintenance manuals, and other safety practices. The adoption of laws or regulations that apply more comprehensive or stringent safety standards could require the Company to install new or modified safety controls, pursue new capital projects or conduct maintenance programs on an accelerated basis, all of which could require the Company to incur increasing operating costs that may be significant. Further, should the Company fail to comply with PHMSA or comparable state regulations, it could be subject to substantial fines and penalties.
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
Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies. Some states and local governments, including those in which the Company operates, have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure or well construction requirements on hydraulic fracturing operations. In addition, several states and local governments have banned or significantly restricted hydraulic fracturing and, over the past several years, federal agencies such as the U.S. Environmental Protection Agency (“EPA”) have sought to assert jurisdiction over the process. While the EPA has previously sought to relax environmental regulation and reduce enforcement efforts, including with respect to energy developed from unconventional sources, environmental groups and states have filed lawsuits challenging the EPA’s recent actions. The Company cannot predict the results of these or future lawsuits, or how such lawsuits will affect the regulation of hydraulic fracturing operations. Certain environmental groups have also suggested that additional laws at the federal, state and local levels of government may be needed to more closely and uniformly regulate the hydraulic fracturing process. The Company cannot predict whether any such legislation will be enacted and if so, what its provisions will be. Governmental actions such as these could impact the oil and gas industry and the Company’s future potential growth in such areas. Additional levels of regulation and permits required through the adoption of new laws and regulations at the federal, state or local level could lead to delays, increased operating costs and process prohibitions that could reduce the volumes of crude oil and natural gas that move through the Company’s gathering systems and decrease demand for its water services, which in turn could materially and adversely impact its revenues.
In recent history, public concern surrounding increased seismicity has heightened focus on the oil and gas industry’s use of water in operations, which may cause increased costs, regulations or environmental initiatives impacting the use or disposal of water. The adoption of federal, state and local legislation and regulations intended to address induced seismicity in the areas in which the Company operates could restrict drilling and production activities and could result in increased costs and additional operating restrictions or delays, that could, in turn, materially and adversely impact the Company's business and results of operations.
Adoption of new or more stringent legal standards relating to induced seismic activity associated with produced-water disposal could affect the Company’s operations.
The Company disposes of produced water generated from oil and natural-gas production operations. The legal requirements related to the disposal of produced water into a non-producing geologic formation by means of underground injection wells are subject to change based on concerns of the public or governmental authorities, including concerns relating to recent seismic events near injection wells used for the disposal of produced water. In response to such concerns, regulators in some states (including Texas, where the Company’s produced water gathering and disposal assets are) have imposed, or are considering imposing, additional requirements in the permitting and operating of produced-water disposal wells or are otherwise investigating the existence of a relationship between seismicity and the use of such wells. These developments could result in additional regulation and restrictions on the Company’s use of injection wells to dispose of produced water, including a possible shut down of wells, which could materially and adversely affect its business, financial condition, and results of operations. The Company currently operates produced water injection wells injecting into shallow formations in Texas, where the Texas Railroad Commission has addressed seismic activity by establishing Seismic Response Areas, curtailing injected volumes and/or suspending certain permits for disposal wells injecting into deep strata. Furthermore, additional regulations and restrictions on the use of injection wells could indirectly result in reduced gas gathering and processing volumes and / or crude gathering volumes from the Company’s customers, which could materially and adversely affect its business, financial condition, and results of operations.
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
Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly requirements could require the Company to make significant expenditures to attain and maintain compliance or may otherwise have a material adverse effect on its operations, competitive position or financial condition. For example, in March 2023, the EPA finalized its Plan which imposes further emissions controls on, among others, new and existing reciprocating internal combustion engines of a certain size used in pipeline transportation of natural gas. The Plan aims to reduce nitrogen oxide pollution, an indirect GHG, from certain upwind states determined by the EPA to be impacting certain downwind states. The requirements of the EPA’s Plan could result in increased compliance costs and operational disruptions, adversely impacting our natural gas business segment.
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
The EPA adopted regulations requiring the reporting of GHG emissions from specific categories of higher GHG emitting sources in the United States, including certain oil and natural gas facilities, which include certain of the Company’s operations. Information in such reporting may form the basis for further GHG regulation. The EPA has also continued with its comprehensive strategy for further reducing methane and volatile organic compound emissions from oil and gas operations. In response to President Biden’s executive order calling on the EPA to revisit federal regulations regarding methane, the EPA finalized more stringent methane rules for new, modified, and reconstructed facilities, known as OOOOb, as well as standards for existing sources for the first time ever, known as OOOOc, in December 2023. Under the final rules, states have two years to prepare and submit their plans to impose methane emissions controls on existing sources. The presumptive standards established under the final rule are generally the same for both new and existing sources and include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions, reduction of emissions by 95% through capture and control systems, zero-emission requirements for certain devices, and the establishment of a “super emitter” response program that would allow third parties to make reports to EPA of large methane emission events, triggering certain investigation and repair requirements. Fines and penalties for violations of these rules can be substantial. It is likely, however, that the final rule and its requirements will be subject to legal challenges. Moreover, compliance with the new rules may affect the amount we owe under the Inflation Reduction Act’s (“IRA”) methane emissions fee, as compliance with EPA’s methane rules would exempt an otherwise covered facility from the requirement to pay the fee. The methane emissions charge imposes a fee on excess methane emissions from certain oil facilities starting at $900 per metric ton of leaked methane in 2024 and rising to $1,200 in 2025 and $1,500 in 2026 and thereafter. The requirements of the EPA’s final methane rules and, as applicable, the IRA’s methane emissions fee could increase the Company’s operating costs and accelerate the transition away from fossil fuels, which could in turn reduce the demand for its services, thereby adversely affecting its operations and potentially restricting or delaying the Company’s ability to obtain applicable permits, approvals, or certificates for new or modified facilities. Moreover, failure to comply with these requirements could result in the imposition of substantial fines and penalties, as well as costly injunctive relief.
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
In November 2021, the international community gathered again in Glasgow at the 26th Conference to the Parties on the UN Framework Convention on Climate Change (“COP26”), during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide GHGs. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. At COP27 in Sharm El-Sheik in November 2022, countries reiterated the agreements from COP26 and were called upon to accelerate efforts toward the phase out of inefficient fossil fuel subsidies. The United States also announced, in conjunction with the European Union and other partner countries, that it would develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity gas. In December 2023, the United Arab Emirates hosted COP28, where parties signed onto an agreement to transition “away from fossil fuels in energy systems in a just, orderly, and equitable manner” and increase renewable energy capacity so as to achieve net zero by 2050, although no timeline for doing so was set. The impact of these orders, pledges, and agreements, and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, COP26, COP27, and COP28, or other international conventions cannot be predicted at this time and it is unclear what additional initiatives may be adopted or implemented that could adversely impact the

Company’s operations and financial performance or otherwise reduce demand for the products it stores, processes, and transports.
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
In addition, parties concerned about the potential effects of climate change have directed their attention at sources of funding for energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Financial institutions may adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. For example, in October 2023, the Federal Reserve, Office of the Comptroller of the Currency and the Federal Deposit Insurance Corp. released a finalized set of principles guiding financial institutions with $100 billion or more in assets on the management of physical and transition risks associated with climate change. While the Company cannot predict what policies may result from this, a material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation and processing activities, which could result in decreased demand for the Company’s midstream services. Additionally, in March 2022, the SEC released a proposed rule that would establish a framework for the reporting of climate risks, targets, and metrics. If a final rule is released, the Company cannot predict what any such rule may require. To the extent the rule imposes additional reporting obligations, the Company could face increased costs. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer’s climate disclosures are misleading, deceptive or deficient. Such agency action could also increase the potential for private litigation. Relatedly, California has enacted new laws requiring additional disclosure with respect to certain climate-related risks and GHG emissions reduction claims. Non-compliance with these new laws may result in the imposition of substantial fines or penalties. Other states are considering similar laws. Any new laws or regulations imposing more stringent requirements on our business related to the disclosure of climate-related risks may result in reputation harms among certain stakeholders if they disagree with our approach to mitigating climate-related risks, increased compliance costs results from the development of any disclosures, and increased costs of and restrictions on access to capital to the extent we do not meet any climate-related expectations or requirements of financial institutions.
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
The Company aims to achieve net zero Scope 1 and 2 GHG emissions by 2050 and has also set shorter-term targets related to GHG and methane gas emissions intensities by 2030.
While the Company may create and publish voluntary disclosures regarding these goals and other ESG matters from time to time, many of the statements in those voluntary disclosures will be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single, uniformed approach to identifying, measuring, and reporting on many ESG matters. The standards for tracking and reporting on ESG matters are continuously evolving. Our choice of disclosure frameworks, designed to align with various voluntary reporting standards, may change from time to time, potentially resulting in a lack of comparative data from period to period. Furthermore, our interpretation of reporting standards may differ from that of others.

Although the Company may announce various voluntary ESG targets, such targets are aspirational. The Company may not be able to meet such targets in the manner or on such a timeline as initially contemplated including, but not limited to, as a result of unforeseen or increased costs associated therewith. To the extent that the Company does meet such targets, it may be achieved through various contractual arrangements, including the purchase of various credits or offsets that may be deemed to mitigate the Company’s ESG impact instead of actual changes in its ESG performance. Also, despite these goals, the Company may receive pressure from investors, lenders, or other groups to adopt more aggressive climate or other ESG-related goals, but it cannot guarantee that it will be able to implement such goals because of potential costs or technical or operational obstacles. Any failure or perceived failure to pursue our targets, goals and objectives, or to satisfy various reporting standards, could negatively impact our reputation.

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
Risks Related to Ownership of Our Common Stock
Entities controlled by Blackstone and I Squared Capital are parties to the amended and restated stockholders agreement granting certain director designation rights and own a majority of the Company’s outstanding voting shares and thus strongly influence all of the Company’s corporate actions.
We and each of Blackstone and I Squared Capital are party to the amended and restated stockholders agreement, dated as of October 21, 2021 and effective as of February 22, 2022, which entitles each of Blackstone and I Squared Capital to, among other things, certain director designation rights for so long as each holder continues beneficially own at least 10% of our Common Stock.
As long as Blackstone and I Squared Capital and their respective affiliates own or control a significant percentage of the Company’s outstanding voting power, they will have the ability to strongly influence all corporate actions, including stockholder approval of the election of and removal of directors. The interests of Blackstone or I Squared Capital may not align with the interests of the Company’s other stockholders.
Although we do not currently avail ourselves of the “controlled company” exemption under the NYSE corporate governance rules, we may elect to rely on such exemption in the future due to the concentration of voting power among entities controlled by Blackstone.
As of November 22, 2023, entities controlled by Blackstone held approximately 50.3% of the voting power of our outstanding Common Stock. A “controlled company” pursuant to the NYSE corporate governance rules is a company of which more than 50% of the voting power is held by an individual, group, or another company. Although we do not currently avail ourselves of such exemption, we may in the future rely on the “controlled company” exemptions under the NYSE corporate governance rules due to this concentration of voting power. As a controlled company, we are eligible, and could elect, not to comply with certain of the NYSE corporate governance standards. Such standards include the requirement that a majority of directors on our Board are independent directors, subject to certain phase-in periods, and the requirement that our compensation, nominating and governance committee consist entirely of independent directors. In such a case, if the interests of our stockholders differ from the group of stockholders holding a majority of the voting power, our stockholders would not have the same protection afforded to stockholders of companies that are subject to all of the NYSE corporate governance standards, and the ability of our independent directors to influence our business policies and corporate matters may be reduced.
Potential future sales pursuant to registration rights granted by the Company and under Rule 144 may depress the market price for our shares of Class A Common Stock.
The Company has granted a number of its stockholders, including Blackstone, I Squared Capital and Apache Midstream LLC (“Apache Midstream”), registration rights with respect to their shares of Class A Common Stock, including shares of Class A Common Stock issuable upon redemption of Common Units. In addition, under Rule 144 under the Securities Act, a person who has satisfied a minimum holding period of between six months and one year and any other applicable requirements of Rule 144, may thereafter sell such shares in transactions exempt from registration. A significant number of our currently issued and outstanding shares of Class A Common Stock held by existing stockholders, including officers and directors and other principal stockholders are currently eligible for resale pursuant to and in accordance with the provisions of Rule 144. During 2023, Apache Midstream sold 7,475,000 shares of Class A Common Stock through a Secondary Offering. The potential future sale of our shares by our existing stockholders, pursuant to and in accordance with the provisions of Rule 144, may have a depressive effect on the price of our shares of Class A Common Stock in the applicable trading marketplace.
The Company’s ability to return capital to stockholders through dividends and stock repurchases depends on its ability to generate sufficient cash flows, which it may not be able to accomplish.
The Company’s ability to return capital to stockholders through dividends and stock repurchases principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things, income from the Pipeline Transportation JVs, which are accounted for using equity method, the volumes of natural gas and NGLs it gathers and processes, commodity prices, and other factors impacting the Company’s financial condition, some of which are beyond its control. In addition, under Delaware law, dividends on the Company’s capital stock may only be paid from “surplus,” which is the amount by which the fair value of the Company’s total assets exceeds the sum of its total liabilities, including contingent liabilities, and the amount of its capital; if there is no surplus, cash dividends on capital stock may only be paid from the Company’s net profits for the then-current and/or the preceding fiscal year.
The Company’s charter designates the Court of Chancery of the State of Delaware (the “Court of Chancery”) as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by its stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers, employees or agents.
The charter provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for any derivative action or proceeding brought on the Company’s behalf; any action asserting a claim of breach of a fiduciary duty owed by any of the Company’s directors, officers or other employees to it or its stockholders; any action asserting a claim against the Company or any of its directors, officers or employees arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), the charter or the Company’s bylaws; or any action asserting a claim against the Company or any of its directors, officers or other employees that is governed by the internal affairs doctrine.
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
We cannot guarantee that our stock repurchase program will enhance long-term stockholder value.
Our stock repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. Further, our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time. However, we do not expect to significantly increase the amount of stock repurchases until our gross debt is reduced below certain thresholds. Although the Company repurchased Class A Common Stock during 2023 and will continue to repurchase Class A Common Stock in accordance with the stock repurchase program, such program may not enhance long-term stockholder value. Furthermore, the IRA provides for the imposition of a 1% non-deductible U.S. federal excise tax (the “Stock Buyback Tax”) on certain repurchases of stock by publicly traded U.S. corporations such as us after December 31, 2022. Accordingly, the Stock Buyback Tax will apply to our stock repurchase program, provided, that the amount of stock repurchases in the relevant taxable year subject to the Stock Buyback Tax is reduced by the fair market value of any stock issued by us during such taxable year, including the fair market value of any stock issued or provided to our employees or specified affiliates. The Biden Administration has proposed increasing the amount of the Stock Buyback Tax from 1% to 4%; however, it is unclear whether such a change in the amount of the Stock Buyback Tax will be enacted and, if enacted, how soon any such change could take effect.

General Risks
Continuing or worsening inflationary issues and associated changes in monetary policy have resulted in and may result in additional increases to the cost of the Company’s services and personnel, which in turn cause the Company’s capital expenditures and operating costs to rise.
Although inflation has moderated in 2023, inflationary pressures have resulted in and may result in additional increases to the costs of the Company’s services and personnel, which in turn cause the Company’s capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates multiple times in 2023 in an effort to curb inflationary pressure on the costs of goods and services across the U.S., which could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could hurt the financial and operating results of the Company’s business. Bank failures or issues in the broader U.S. or global financial systems may have an impact on the broader capital markets and, in turn, our ability to access those markets. While the U.S. Federal Reserve has projected rate cuts in 2024 as the inflation outlook improves, to the extent elevated inflation remains, the Company may experience further cost increases for its operations.
The Company’s operations could be disrupted by natural or human causes beyond its control.
Kinetik operates in both urban areas and remote areas. The Company’s operations are therefore subject to disruption from natural or human causes beyond its control, including risks from hurricanes, severe storms, floods, heat waves, other forms of severe weather, wildfires, sea level rise, ambient temperature increases, war or other military conflicts such as the ongoing conflicts in Ukraine, Israel and the Gaza Strip, accidents, civil unrest, global political events, fires, earthquakes, and epidemic or pandemic diseases such as the COVID-19 pandemic, some of which may be impacted by climate change and any of which could result in suspension of operations or harm to people or the natural environment.
Crude oil and natural gas related facilities could be direct targets of terrorist attacks, and the Company’s operations could be adversely impacted if infrastructure integral to its operations is destroyed or damaged. Additionally, destructive forms of protest or opposition by activists, including acts of sabotage or eco-terrorism could cause significant damage or injury to people, property, or the environment or lead to extended interruptions of our operations. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all. Furthermore, any regional or domestic political turmoil and the related potential impact on the U.S. stability remain factors that contribute to an environment of economic and political uncertainty that could adversely affect our results of operations and financial condition, including our revenue growth and profitability. The Company’s risk management systems are designed to assess potential physical and other risks to its operations and assets and to plan for their resiliency. While capital investment reviews and decisions incorporate potential ranges of physical risks such as winter storm severity and frequency, air and water temperature, precipitation, among other factors, it is difficult to predict with certainty the timing, frequency or severity of such events, any of which could have a material adverse effect on the company's results of operations or financial condition.
Cybersecurity breaches of our IT systems could result in information theft, data corruption, operational disruption and/or financial loss.
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

A cyber incident involving the Company’s information systems and related infrastructure, or that of its business service providers, could disrupt its business plans and negatively impact its operations in the following ways, among others:
•a cyber-attack on a vendor or other service provider could result in supply chain disruptions, which could delay or halt development of additional infrastructure, effectively delaying the start of cash flows from the project;
•a cyber-attack on downstream pipelines could prevent the Company from delivering product at the tailgate of its facilities, resulting in a loss of revenues;
•a cyber-attack on a communications network or power grid could cause operational disruption resulting in loss of revenues;
•a deliberate corruption of its financial or operational data could result in events of non-compliance which could lead to regulatory fines or penalties; and
•business interruptions could result in expensive remediation efforts, distraction of management, damage to its reputation or a negative impact on cash flows.
The Company’s implementation of various controls and processes, including globally incorporating a risk-based cyber security framework, to monitor and mitigate security threats and to increase security for its information, facilities and infrastructure is costly and labor intensive. Moreover, there can be no assurance that such measures will be sufficient to prevent security breaches from occurring. As cyber threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities. Any such breakdowns or breaches, or resulting access, disclosure or other loss of information, could significantly disrupt the Company’s business and result in legal claims or proceedings, liability under laws that protect the privacy of personal information and damage to its reputation, any of which could materially and adversely affect its business, financial position, results of operations or cash flows. See additional information related to cybersecurity risks and how the Company manages such risk in Part I—Item 1C. Cybersecurity of this Annual Report.
Changes in management’s estimates and assumptions may have a material impact on the company’s consolidated financial statements and financial or operational performance in any given period.
In preparing the Company’s periodic reports under the Exchange Act, including its financial statements, Kinetik’s management is required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include revenue recognition, impairments to property, plant and equipment, accruals for estimated liabilities, including litigation reserves. Changes in estimates or assumptions or the information underlying the assumptions, such as changes in the Company’s business plans, general market conditions, or changes in the Company’s outlook on commodity prices, could affect reported amounts of assets, liabilities or expenses.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Description of Processes for Assessing, Identifying, and Managing Cybersecurity Risks
As a Company that manages midstream infrastructure for the energy sector, cybersecurity is of great concern to our organization, and we aim to protect our systems, networks and programs from digital attacks. We have endeavored to implement policies, standards, and technical controls based on external cybersecurity standards, such as National Institute of Standards and Technology (“NIST”) and ISO frameworks. Like others in our industry, we are reliant on the continuous and uninterrupted operation of our various technology systems. User access to our sites and information technology systems are important elements of our operations, as is protection against cybersecurity incidents. In the ordinary course of our business, we collect and store data in our data centers and on our networks, including proprietary business information, critical operating information, among other types of sensitive information. In addition, the information and operational technology infrastructure we use is important to the operation of our business and to our ability to perform day-to-day operations. We use various processes and tools, including third-party cybersecurity tools and technologies, to aid us in seeking to secure and protect our network perimeter and internal systems from unauthorized access, intrusion, or disruption, including those processes described below.
Kinetik has an established Risk Management Policy supported by underlying processes to execute and meet the Company’s Risk Management objectives. This Policy is based on the NIST requirements.
Risk Assessment:
We conduct assessments across our systems, networks, and data infrastructure to identify, assess and manage potential and material cybersecurity threats and vulnerabilities. These assessments include penetration testing, vulnerability scans, cybersecurity audits, incident response planning, vendor risk assessments, and regulatory compliance assessments. Feedback from these assessments is incorporated into our systems and procedures through upgrades intended to further improve our cybersecurity posture.
Incident Identification and Response:
The Company has established a cybersecurity incident management policy to facilitate the Company’s management of cybersecurity incidents. Monitoring and detection systems have been implemented to help identify and remediate cybersecurity threats. All potential security events and/or confirmed security incidents, as appropriate, are reported and logged in to the Company’s authorized incident management systems. The Company’s incident response team (“IRT”), along with the third-party security system providers, aims to review, analyze, categorize and take action on reported security events. We also have an Incident Response Plan that is designed to be triggered if a security event is identified as a security incident. Consideration shall also be given to individually immaterial incidents that occur as part of a series of related unauthorized occurrences and are material when considered in the aggregate.
Furthermore, the Company has established processes for communicating an incident that is determined material, based on the Company’s materiality assessment, to the Audit Committee. This process is designed to help implement a containment strategy and to comply with applicable regulations. The Company’s Incident Response Plan focuses on the following goals: reduction of damage due to a security incident; identifying potential opportunities for eradication; identifying potential recovery strategies; establishing lesson learned analyses; and identifying mitigation strategies designed to decrease the likelihood of security incident reoccurrence.
Cybersecurity Training and Awareness:
At Kinetik, we believe that the recognition and reporting of cybersecurity threats by every employee and contractor plays a key role in protecting and securing our network. We have mandatory annual training for our employees and contractors on security awareness annually, using a library of cybersecurity training modules. We deploy quarterly simulated phishing emails to all system users in an effort to gauge their cybersecurity awareness.
Access Controls:
Users are provided with access consistent with the principle of least privilege, which requires that users be given no more access than necessary to complete their job functions. To keep our network secure, we have multifactor authentication (MFA) for all users, a password change policy, separation of duties in accounting systems, controlled access to network drives, endpoint protection, email security, mobile device management, device encryption, and ongoing active monitoring of threats.

We have implemented devices designed to control third-party access to our plant systems and also provide 24/7 monitoring of our infrastructure.
As part of our strategy, we continue to work with industry leading vendors to conduct our internal network, cloud environment, and external pen testing, all of which are critical as we work to protect our hybrid environment. We recognize that third-party service providers may introduce cybersecurity risks. In an effort to mitigate these risks, we have established a third-party risk management policy that requires third-party service providers to maintain security requirements and levels of services as part of their service delivery. Before engaging with any third-party service provider, we aim to conduct due diligence to evaluate their cybersecurity capabilities. Additionally, we endeavor to include cybersecurity requirements in our contracts with these providers and endeavor to require them to adhere to specific security standards and protocols.
The Board’s Oversight and Management’s Role
Our Board has delegated the responsibility for overseeing cybersecurity risk. Our Audit Committee oversees management’s assessment and management of cybersecurity risk. Our Senior IT Director, who reports to our Executive Vice President, Chief Administrative and Accounting Officer, leads the Information Technology team, is a member of our management-level. Cybersecurity Governance Committee and management-level Cybersecurity Risk Committee manage our information technology and cybersecurity function.
Through the Company’s ERM program, our Cybersecurity Governance Committee and Cybersecurity Risk Committee oversee the Company’s cybersecurity initiatives. The Cybersecurity Governance Committee is responsible for monitoring, reviewing and reporting to the Audit Committee on cyber incident response. The Cybersecurity Risk Committee is responsible for communication of security incidents to organizational stakeholders.
As part of our efforts to facilitate effective oversight, the Cybersecurity Governance Committee and the Cybersecurity Risk Committee hold discussions on cybersecurity risks, incident trends, and the effectiveness of cybersecurity measures at least quarterly and more frequently as necessitated by emerging material cyber risks or incidents.
Further, to communicate our system health, performance, metrics, and roadmap, the Information Technology team delivers a quarterly update to the Audit Committee, as well as the Cybersecurity Governance Committee and Cybersecurity Risk Committee, to discuss cybersecurity matters such as the effectiveness of our cybersecurity strategy and ensuring alignment with our business objectives. A Cybersecurity Dashboard is used to share metrics and matters needing Board attention in Audit Committee meetings. The Cybersecurity Dashboard also includes commentaries on risk exposure and materiality, if any, as they relate to cybersecurity.
Our executive team, in particular, our Senior IT Director and members of our IRT, have relevant degrees in computer information systems and extensive experience and background in network design and configuration, endpoint protection, privileged identity management, device encryption, cloud network and infrastructure, cloud email security, security information and event management (SIEM), and vulnerability assessments. This combined expertise is important to our cybersecurity risk management processes.
Disclosures
As of the date of this report, though the Company and our service providers have experienced certain cybersecurity incidents, we are not aware of any cybersecurity threats, including those resulting from any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. However, we acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remain. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cyberattack will not occur. No security measure is infallible. See “Risk Factors” in Part I—Item 1A of this Annual Report for additional information about the risks to our business associated with a breach or other compromise to our information and operational technology systems.

ITEM 3. LEGAL PROCEEDINGS
For further information regarding legal proceedings, see Note 17—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s Class A Common Stock is traded on the NYSE under the symbol “KNTK”. The Company’s public and private warrants expired as of November 9, 2023.
On February 29, 2024, the Class A Common Stock had a closing price of $35.32.
Holders
On February 29, 2024, there were 200 holders of record of the Company’s Class A Common Stock and nine holders of record of the Company’s Class C Common Stock, par value $0.0001 per share (“Class C Common Stock”).
Dividends
Holders of the Company’s Class A Common Stock are entitled to receive cash dividends when declared by the Company’s Board out of legally available funds. The Board intends to continue the policy of paying quarterly cash dividends, however, future dividend payments will depend upon our level of earnings, capital expenditure requirements, debt obligations, financial condition and other relevant factors.
Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
In February 2023, the Board approved a stock repurchase program (“Repurchase Program”), authorizing discretionary purchases of the Company’s Class A Common Stock up to $100.0 million in the aggregate. The Repurchase Program allowed us to reduce dilution and potentially acquire shares at levels that we believe do not reflect the fundamental earnings power of the Company during 2023, 2024 and thereafter. Repurchases may be made at management’s discretion from time-to-time throughout the year, in accordance with applicable securities laws on the open market, a trading plan, or through privately negotiated transactions.
There was no unregistered sale of equity securities or repurchase activities during the three months ended December 31, 2023. During 2023, the Company repurchased and retired 194,174 shares at a total cost of $5.8 million.
For more information regarding the non-deductible 1% U.S. federal excise tax imposed on certain repurchases of stock by publicly traded U.S. corporations, please refer to Part I—Item 1A Risk Factors—Risks Related to Ownership of our Common Stock.

Performance Graph
The graph and table below compares the Company’s cumulative return to holders of its common stock, the NASDAQ Composite Index, the NYSE Composite Index and the Alerian U.S. Midstream Energy Index during the period beginning on December 31, 2018 and ending on December 31, 2023. The NASDAQ Composite Index was included here as the Company’s Class A Common Stock was traded on NASDAQ prior to switching to NYSE in October 2022. In accordance with SEC rules, the performance graph presents both the indices used in the previous year and the newly selected index. The performance graph was prepared based on the following assumptions: (i) $100 was invested in our Class A Common Stock and in each of the indices at the beginning of the period, and (ii) dividends were reinvested on the relevant payment dates. The stock price performance included in this graph is historical and not necessarily indicative of future stock price performance.
COMPARISON CUMULATIVE TOTAL RETURN(1)(2)
Among Kinetik Holdings Inc., the NYSE Composite Index, the Nasdaq Composite Index and the Alerian US Midstream Energy Index

$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/31/18
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
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
(2)$100 invested on 12/31/2018 in index, including reinvestment of dividends.

	December 31,
	2018	2019	2020	2021	2022	2023

Kinetik Holdings Inc	$100.00	$37.00	$30.70	$43.78	$50.29	$50.78
NYSE Composite Index	100.00	135.23	194.24	235.78	157.74	226.24
Nasdaq Composite Index	100.00	122.32	127.70	150.90	133.50	148.17
Alerian US Midstream Energy Index	100.00	97.96	62.27	80.29	97.65	114.16

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report, and the risk factors and related information set forth in Part I, Item 1A and Part II, Item 7A of this Annual Report. This section of this Annual Report generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are omitted in this Annual Report are incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 7, 2023.
Unless otherwise noted or the context requires otherwise, references herein to Kinetik Holdings Inc.,“the Company”, “us”, “our”, “we” or similar terms, with respect to time periods prior to February 22, 2022, include BCP and its consolidated subsidiaries and do not include ALTM and its consolidated subsidiaries, while references herein to Kinetik Holdings Inc.,“the Company”, “us”, “our”, “we” or similar terms, with respect to time periods from and after February 22, 2022, include ALTM and its consolidated subsidiaries.

Business Combination
On February 22, 2022, (“the Closing Date”), Kinetik Holdings Inc., a Delaware corporation (formerly known as Altus Midstream Company), consummated the business combination transactions contemplated by the Contribution Agreement, dated as of October 21, 2021 (the “Contribution Agreement”), by and among the Company, Altus Midstream LP (now known as Kinetik Holdings LP), a Delaware limited partnership and subsidiary of Altus Midstream Company (the “Partnership”), New BCP Raptor Holdco, LLC, a Delaware limited liability company, and BCP. The transactions contemplated by the Contribution Agreement are referred to herein as the “Transaction.” In connection with the closing of the Transaction (the “Closing”), the Company changed its name from “Altus Midstream Company” to “Kinetik Holdings Inc.” Upon closing of the business combination, BCP and its subsidiaries became wholly owned subsidiaries of the Partnership. The Transaction was accounted for as a reverse merger pursuant to ASC 805, Business Combination (“ASC 805”).
Refer to Note 3—Business Combination in the Notes to the Consolidated Financial Statements for further information regarding the Transaction.
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
Our Operations and Segments
We have two reportable segments which are strategic business units with various products and services. The Midstream Logistics segment operates under three service offerings, 1) gas gathering and processing, 2) crude oil gathering, stabilization and storage services and 3) produced water gathering and disposal. The Pipeline Transportation segment consists of four EMI pipelines originating in the Permian Basin with various access points to the U.S. Gulf Coast, Kinetik NGL Pipelines and Delaware Link Pipeline. The pipelines transport crude oil, natural gas and NGLs within the Permian Basin and to the U.S. Gulf Coast.
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

Water Gathering and Disposal. The system includes over 360 miles of gathering pipeline and approximately 580,000 barrels per day of permitted disposal capacity.
Pipeline Transportation
EMI pipelines. The Company owns the following equity interests in four EMI pipelines in the Permian Basin with access to various points along the Texas Gulf Coast: 1) an approximate 55.5% equity interest in Permian Highway Pipeline LLC (“PHP”), which is also owned and operated by Kinder Morgan. The increase of equity interest in PHP was related to the completion of PHP’s expansion project in December 2023; 2) 16.0% equity interest in Gulf Coast Express Pipeline LLC (“GCX”), which is also owned and operated by Kinder Morgan; 3) 33.0% equity interest in Shin Oak, which is owned by Breviloba, LLC, and operated by Enterprise Products Operating LLC; and 4) 15.0% equity interest in Epic Crude Holdings, LP (“EPIC”), which is operated by EPIC Consolidated Operations, LLC.
Kinetik NGL Pipelines. The Kinetik NGL Pipelines consist of approximately 96 miles of NGL pipelines connecting our East Toyah and Pecos complexes to Waha, including our 20-inch Dewpoint pipeline that spans 40 miles, and our 30 mile, 16-inch Brandywine Pipeline connecting to our Diamond Cryogenic complex. The Kinetik NGL pipeline system has a capacity of approximately 580 MBbl/d.
Delaware Link Pipeline. The Delaware Link Pipeline consists of approximately 40 miles of 30-inch diameter pipeline with a capacity of approximately 1.0 Bcf/d that provides additional transportation capacity to Waha. The project reached commercial in-service in October 2023.
Recent Developments
Secondary Offering of Common Stock
On December 11, 2023, the Company and Apache Midstream (the “Selling Stockholder”) entered into an Underwriting Agreement with J.P. Morgan Securities LLC, as representative of the several underwriters named therein (collectively, the “Underwriters”), pursuant to which the Selling Stockholder agreed to sell to the Underwriters, and the Underwriters agreed to purchase from the Selling Stockholder, subject to and upon the terms and conditions set forth therein, 7,475,000 shares of Class A Common Stock. The Company did not receive any proceeds from the sale of shares of Common Stock in the offering.
Sustainability-Linked Senior Notes Offerings
On December 6, 2023, the Partnership completed a private placement of $500.0 million aggregate principal amount of 6.625% Sustainability-Linked Senior Notes due 2028 (the “Original 2028 Notes”) at par; further, on December 19, 2023, the Company completed an additional private placement of $300.0 million aggregate principal amount of 6.625% Sustainability-Linked Senior Notes due 2028 (the “Additional 2028 Notes”) at 100.50% of face amount (collectively, the “2028 Notes”). The Original 2028 Notes and Additional 2028 Notes are treated as a single series of securities under the indenture governing the 2028 Notes, vote together as a single class, and have substantially identical terms, other than the issue date and issue price. The 2028 Notes are fully and unconditionally guaranteed by the Company and issued under our Sustainability-Linked Financing Framework. The Sustainability Performance Targets (“SPT”) as defined in the indenture governing the 2028 Notes related to three key performance indicators: (1) Reduction of Scope 1 and Scope 2 greenhouse gas emissions intensity, (2) Reduction of Scope 1 and Scope 2 methane gas emissions intensity and (3) female representation in corporate officer positions. For additional information regarding our SPTs, please see “—Sustainability-Linked Financing Framework” below.
Proceeds from the 2028 Notes together with cash on hand and borrowings under the Company’s Revolving Credit Facility (as defined below) were used to repay a portion of the outstanding borrowings under the Company’s existing Term Loan (as defined below).
Term Loan Credit Facility Amendment 2023
On December 6, 2023, the Partnership, the Company, PNC Bank, National Association (“PNC Bank”), as administrative agent, and the banks and other financial institutions party thereto, as lenders, entered into a First Amendment to Credit Agreement (the “First Amendment”) to amend certain terms of its existing Term Loan Credit Facility (the “Term Loan”), concurrently with the closing of its 2028 Notes discussed above. The First Amendment (1) extended the maturity of the Term Loan from June 8, 2025 to June 8, 2026 upon the prepayment of a principal amount of loans under the Term Loan of no less than $500.0 million; and (2) provided for an additional automatic six-month extension of the amended maturity date to December 8, 2026, at such time as no more than $1.00 billion of an aggregate principal amount of loans under the Term Loan remain outstanding, subject to customary conditions. The Company determined that the amendment of the maturity date is a modification of the original Term Loan. The fee paid directly to lenders in arranging the modification totaling $1.5 million was recorded as original debt discount and the costs incurred with third parties directly related to the modification totaling $0.6 million was expensed as incurred. Furthermore, the partial paydown of the principal totaling $800.0 million, using proceeds from the 2028 Notes, resulted in the $1.9 million write off (loss on extinguishment) of a proportional amount of the remaining unamortized debt issuance cost and original discount from the Term Loan immediately prior to the paydown.
PHP Expansion Project
In June 2022, PHP announced a final investment decision to proceed with its expansion project to increase total capacity to 2.65 Bcf/d, fully subscribed under 10 year take-or-pay contracts. The expansion project increased PHP’s capacity by nearly 550 MMcf/d. Approximately 67% of the funding for the expansion project was borne by the Company and the remainder by Kinder Morgan. As a result, upon completion of the project, the Company’s ownership interest in PHP increased to approximately 55.5%. The Company contributed $238.8 million to the expansion project during 2023 and the expansion went into service on December 1, 2023.
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
This framework establishes KPIs that will be used to measure our progress against our SPTs. Under this framework, our KPIs are (1) Scope 1 and Scope 2 greenhouse gas emissions intensity, (2) Scope 1 and Scope 2 methane gas emissions intensity and (3) female representation in corporate officer positions. Our long-term SPTs are (1) reducing the intensity of all Scope 1 and Scope 2 greenhouse gas emissions from our operations by 35% by 2030 from a 2021 baseline year (as described in the Sustainability-Linked Financing Framework), (2) reducing the intensity of Scope 1 and Scope 2 methane gas emissions from our operations by 30% by 2030 from a 2021 baseline year, and (3) increasing female representation in corporate officer positions of Vice President and above to 20% by year-end 2026 from a 2021 baseline year.
Fiscal year 2022 marked the first measurement period for our Term Loan and Revolving Credit Facility, which are linked to the methane emissions intensity ratio KPI and the female officer representation KPI. For the methane emissions intensity ratio KPI, we achieved a 12.0% reduction from 2021 to 2022, which was 8.70% higher than the defined 2022 target in our debt agreements. For the female officer representation KPI, Kinetik achieved a 17.70% female participation rate in 2022, which was 8.00% higher than the defined 2022 target in our debt agreements.
Factors Affecting Our Business
Commodity Price Volatility
There has been, and we believe there will continue to be, volatility in commodity prices and in the relationships among NGLs, crude oil and natural gas prices. As a result of uncertainty around global commodity supply and demand, the current armed conflict in Israel and the Gaza Strip, the ongoing armed conflict in Ukraine, and uncertainty from failures of two U.S. banks and the resulting effects on financial markets, global oil and natural gas commodity prices continue to remain volatile. The volatility and uncertainty of natural gas, crude oil and NGL prices impact drilling, completion and other investment decisions by producers and ultimately supply to our systems. Although ongoing armed conflicts might generate commodity price upward pressure, and our operations could benefit in an environment of higher natural gas, NGLs and condensate prices, the instability of the international political environment and human and economic hardship resulting from the conflicts would have a highly uncertain impact on the U.S. economy, which in turn, might affect our business and operations adversely. Our product sales revenue is exposed to commodity price fluctuations. Therefore, commodity price decline and sustained periods of low natural gas and NGL prices could have an adverse effect on our product revenue stream. Also, after a rapid rise of oil and natural gas prices in the first half of 2022, oil and natural gas prices have moderated from their peaks during the past twelve months in 2023. The Company continues to monitor commodity prices closely and may enter into commodity price hedges from time to time as necessary to mitigate the volatility risk. In addition, the Company, when economically appropriate, enters into fee-based arrangements that insulate the Company from commodity price volatility.

Inflation and Interest Rates
The annual rate of inflation in the United States was 3.10% for the 12 months ending January 2024 compared to 6.4% for the 12 months ending in January 2023, as measured by the Consumer Price Index. The Federal Open Market Committee (“FOMC”) seeks to achieve maximum employment and inflation at the rate of 2.00% over the long run. In support of these goals, the FOMC maintained the target range for the federal funds rate to 5.25% - 5.50% during its meeting in January 2024. The Committee indicated it will not be appropriate to reduce the target range for the federal funds rate until it gains greater confidence that inflation is moving sustainably toward 2.00%. Increased interest rates beyond the term of our hedges will increase our financing costs and have a negative impact on the Company’s ability to meet its contractual debt obligations and to fund its operating expenses, capital expenditures, dividends and distributions.

Results of Operations

The following table presents the Company’s results of operations for the periods presented:

	Year Ended December 31,
	2023	2022*	% Change

	(In thousands, except percentages)
Revenues:
Service revenue	$417,751	$393,954	6%
Product revenue	822,410	806,353	2%
Other revenue	16,251	13,183	23%
Total revenues	1,256,412	1,213,490	4%
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization expenses)**	515,721	541,518	(5)%
Operating expense	161,520	137,289	18%
Ad valorem taxes	21,622	16,970	27%
General and administrative	97,906	94,268	4%
Depreciation and amortization expenses	280,986	260,345	8%
Loss on disposal of assets	19,402	12,611	54%
Total operating costs and expenses	1,097,157	1,063,001	3%
Operating income	159,255	150,489	6%
Other income (expense):
Interest and other income	2,004	489	NM
Gain on Preferred Units redemption	—	9,580	(100)%
Loss on debt extinguishment	(1,876)	(27,975)	(93)%
Gain on embedded derivative	—	89,050	(100)%
Interest expense	(205,854)	(149,252)	38%
Equity in earnings of unconsolidated affiliates	200,015	180,956	11%
Total other (expense) income, net	(5,711)	102,848	(106)%
Income before income tax	153,544	253,337	(39)%
Income tax (benefit) expense	(232,908)	2,616	NM
Net income including noncontrolling interests	$386,452	$250,721	54%
*The results of the legacy ALTM business are not included in the Company’s consolidated financials prior to February 22, 2022. Refer to the Annual Report basis of presentation in Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements in this Annual Report, for further information.
**Cost of sales (exclusive of depreciation and amortization) is net of gas service revenues totaling $148.3 million and $70.4 million for the years ended December 31, 2023 and 2022, respectively, for certain volumes where we act as principal.
NM - Not meaningful
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Revenues
For the year ended December 31, 2023, revenue increased $42.9 million, or 4%, to $1,256.4 million, compared to $1,213.5 million for the same period in 2022. The increase was primarily driven by increases in gathered and disposed of produced water volumes, as well as similar increases in condensate and NGL volumes sold.

Service revenue
Service revenue consists of service fees paid to the Company by its customers for providing comprehensive gathering, treating, processing and water disposal services necessary to bring natural gas, NGLs and crude oil to market. Service revenue for the year ended December 31, 2023, increased by $23.8 million, or 6%, to $417.8 million, compared to $394.0 million for the same period in 2022. This increase is primarily due to a period-over-period increase in gathered and disposed of produced water volumes of 76.4 MBbls per day, or $28.2 million. Period over period gathered and processed gas volumes increased 307.4 Mcf per day and 271.5 Mcf per day, respectively. However, the total gathered and processed gas volumes where we function as the agent decreased period over period, which lead to a $3.1 million decrease in service fees. Over 99% of service revenues are included in the Midstream Logistics segment.
Product revenue
Product revenue consists of commodity sales (including condensate, natural gas residue and NGLs). Product revenue for the year ended December 31, 2023, increased by $16.1 million, or 2%, to $822.4 million, compared to $806.4 million for the same period in 2022, primarily due to a period-over-period increase in NGL and condensate sales volumes. NGL and condensate sales volumes increased 14.7 million barrels, or over 80%. The increase in volume was partially offset by decreases in condensate prices of $22.38 per barrel, or 24%, and decreases of NGL prices of $14.31 per barrel, or 40%. In addition, natural gas residue sales volumes increased 0.5 million MMBtu, or 2%, but fully offsetting this increase in residue volumes, natural gas prices decreased period-over-period $3.84 per MMBtu, or 69%. Product revenues are included entirely in the Midstream Logistics segment.
Operating Costs and Expenses
Costs of sales (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) primarily consists of purchases of NGLs and natural gas from our producers at contracted market prices to support product sales to other third parties. For the year ended December 31, 2023, cost of sales decreased $25.8 million, or 5%, to $515.7 million, compared to $541.5 million for the same period in 2022. The decrease was primarily driven by the period-to-period decreases in the aforementioned commodity prices. More than 99% of the cost of sales (exclusive of depreciation and amortization) are included in the Midstream Logistics segment.
Operating expenses
Operating expenses increased by $24.2 million, or 18%, to $161.5 million for the year ended December 31, 2023, compared to $137.3 million for the same period in 2022. Of the total increase, $6.3 million related to increased operating expenses from our water operations, predominantly related to the newly acquired midstream infrastructure assets. The remaining increase was primarily the result of higher leased compression ($8.8 million) and electricity costs ($5.6 million) from the increased gathered and processed volumes discussed above. Over 99% of operating expenses are included in the Midstream Logistics segment.
Loss on disposal of assets
For the year ended December 31, 2023, the Company recognized a loss on disposal of assets of $19.4 million compared with $12.6 million for the same period in 2022. The change was primarily related to retirements of vehicles, compressor stations and a refrigeration plant that had become idle due to operational changes.
Other Income (Expense)
Loss on debt extinguishment
For the year ended December 31, 2023, the Company recognized a loss on debt extinguishment of $1.9 million, compared with a loss of $28.0 million for the same period in 2022. The loss on debt extinguishment recognized during 2023 was related to unamortized debt issuance costs written off in relation to the $800 million repayment of the Term Loan as discussed in Note—8 Debt and Financing Costs in the Notes to Consolidated Financial Statements. The prior year loss on debt extinguishment was in relation to the comprehensive refinancing completed in June of 2022.

Gain on embedded derivative
For the year ended December 31, 2022, the Company recognized a gain on an embedded derivative of $89.1 million as a result of the complete redemption of redeemable noncontrolling interest Preferred Units during July of 2022. There were no similar redemptions or activities for the year ended December 31, 2023.
Interest expense
The Company incurred interest expense of $205.9 million for the year ended December 31, 2023 compared with $149.3 million for the same period in 2022. Increases of $77.3 million were driven by higher average debt obligations and an overall increase in interest rates associated with the Term Loan and Revolving Credit Facility, which carried some variability. This increase was partially offset by higher capitalized interest of $15.5 million related to ongoing growth capital projects and the PHP expansion, as well as $7.8 million of year over year favorable valuation marks on our interest rate swaps. Refer to Note—13 Derivatives and Hedging Activities in the Notes to Consolidated Financial Statements regarding the Company’s strategy in managing interest rate risk.
Equity in earnings of unconsolidated affiliates
Income from EMI pipelines increased by $19.1 million, or 11% to $200.0 million for the year ended December 31, 2023, compared to $181.0 million for the same period in 2022. The increase was primarily due to additional equity interests in PHP from the recently completed expansion and due to the Company owning the former ALTM EMI pipelines for a full 12 months during 2023 versus 10 months in 2022. Equity in earnings of unconsolidated affiliates is included entirely in the Pipeline Transportation segment.
Income taxes (benefit) expense
The Company recorded income tax benefit of $232.9 million for the year ended December 31, 2023, compared to income tax expense of $2.6 million for the same period in 2022. The current year tax benefit was primarily due to the release of the valuation allowance on federal deferred tax assets during the fourth quarter of 2023. As the Company achieved a three-year cumulative level of profitability as of December 31, 2023, the Company has concluded that it is more likely than not that its deferred tax assets will be realized and as such, no valuation allowance was recorded.

Key Performance Metrics
Adjusted EBITDA
Adjusted EBITDA is defined as net income including noncontrolling interests adjusted for interest, taxes, depreciation and amortization, impairment charges, asset write-offs, the proportionate EBITDA from our EMI pipelines, equity in earnings from investments recorded using the equity method, share-based compensation expense, noncash increases and decreases related to trading and hedging agreements, extraordinary losses and unusual or non-recurring charges. Adjusted EBITDA provides a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.
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

	For The Year Ended December 31,
	2023	2022*	% Change

	(In thousands, except percentage)
Reconciliation of net income including noncontrolling interests to Adjusted EBITDA
Net income including noncontrolling interests	$386,452	$250,721	54%
Add back:
Interest expense	205,854	149,252	38%
Income tax (benefit) expense	(232,908)	2,616	NM
Depreciation and amortization	280,986	260,345	8%
Amortization of contract costs	6,620	1,807	NM
Proportionate EMI EBITDA	306,072	268,826	14%
Share-based compensation	55,983	42,780	31%
Loss on disposal of assets	19,402	12,611	54%
Loss on debt extinguishment	1,876	27,975	(93)%
Integration Costs	1,015	12,208	(92)%
Transaction Costs	648	6,412	(90)%
Other one-time cost or amortization	11,901	16,355	(27)%
Deduct:
Interest income	677	—	100%
Warrant valuation adjustment	88	133	(34)%
Gain on redemption of mandatorily redeemable Preferred Units	—	9,580	(100)%
Unrealized gain on derivatives	4,291	—	100%
Gain on embedded derivative	—	89,050	(100)%
Equity income from unconsolidated affiliates	200,015	180,956	11%
Adjusted EBITDA	$838,830	$772,189	9%
*The results of the legacy ALTM business are not included in the Company’s consolidated financials prior to February 22, 2022. Refer to the Annual Report basis of presentation in Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements in this Annual Report, for further information.
NM - Not meaningful

Adjusted EBITDA increased by $66.6 million, or 9% to $838.8 million for the year ended December 31, 2023, compared to $772.2 million for the same period in 2022. As discussed in the Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Annual Report, $36.2 million of the increase was due to an increase in operating revenues of $42.9 million and lower cost of sales (exclusive of depreciation and amortization) of $25.8 million, partially offset by an increase in operating expenses, ad valorem taxes and general and administrative expenses totaling of $32.5 million. The increase was also driven by (i) higher proportionate EMI EBITDA of $37.2 million due to owning the EMI investments acquired through the Transaction for a full 12 months in 2023 and increased equity ownership in PHP upon completion of the PHP expansion project in December 2023 and (ii) an increase in the add back related to share-based compensation of $13.2 million due primarily to a full 12 months of amortization for the Class A Shares versus only 10 months in the prior period. These increases were partially offset by decreases in the add backs related to transaction and integration costs totaling $17.0 million related to the Transaction from 2022.
Segment Adjusted EBITDA
Segment Adjusted EBITDA is defined as segment net earnings adjusted to exclude interest expense, income tax expense, depreciation and amortization, the proportionate effect of these same items for our EMI pipelines and other non-recurring items. The following table presents segment adjusted EBITDA. Also refer to Note 19—Segments in the Notes to our Consolidated Financial Statements in this Annual Report for reconciliation of segment adjusted EBITDA to net income including noncontrolling interests.

	For The Year Ended December 31,
	2023	2022*	% Change

	(In thousands, except percentage)
Midstream Logistics	$543,190	$516,045	5%
Pipeline Transportation	311,106	269,237	16%
Corporate and Other**	(15,466)	(13,093)	18%
Total segment adjusted EBITDA	$838,830	$772,189	9%
* The results of the legacy ALTM business are not included in the Company’s consolidated financials prior to February 22, 2022. Refer to Note 1—Description of Business and Basis of Presentation in the Notes to the Consolidated Financial Statements of this Annual Report for further information on the Company’s financial statement consolidation.
** Corporate and Other represents those results that: (i) are not specifically attributable to a reportable segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense
Midstream Logistics segment adjusted EBITDA increased by $27.1 million, or 5%, to $543.2 million for the year ended December 31, 2023, compared to $516.0 million for the same period in 2022. The increase was primarily driven by an increase in the segment’s operating revenue of $38.0 million, or 3% and a decrease in costs of sales, excluding deprecation and amortization expense, of $25.8 million, or 5%. The increase was partially offset by an increase in operating expense of $24.8 million, or 18%. The reasons for the fluctuations are discussed in the Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Annual Report.
Pipeline Transportation segment adjusted EBITDA increased by $41.9 million, or 16%, to $311.1 million for the year ended December 31, 2023, compared to $269.2 million for the same period in 2022. The increase was driven by an increase in segment’s operating revenue of $4.9 million, or 267%, due to higher service revenue and other revenue from the pipelines acquired and constructed by the Company, and an increase in the Company’s EMIs’ proportionate EBITDA of $37.2 million, or 14%, due to owning the EMI investments acquired through the Transaction for a full 12 months and increased equity ownership in PHP upon completion of the PHP expansion project in December 2023.

Contractual Obligations
We have contractual obligations for principal and interest payments on our 2028 Notes, 2030 Notes and Term Loan. See Note 8—Debt and Financing Costs in the Notes to our Consolidated Financial Statements in this Annual Report.
Under certain clauses of our transportation services agreements with third party pipelines to transport natural gas and NGLs, if we fail to ship a minimum throughput volume, then we will pay certain deficiency payments for transportation based on the volume shortfall up to the MVC amount.

For additional information regarding the Company’s obligations, please see Note 8—Debt and Financing Costs and Note 17—Commitments and Contingencies in the Notes to the Consolidated Financial Statements in this Annual Report.

Capital Resources and Liquidity
The Company’s primary use of capital since inception has been for the initial construction of gathering and processing assets, as well as the acquisition of the EMI pipelines and associated subsequent construction costs. For 2023, the Company’s primary capital spending were related to the PHP expansion project, the midstream infrastructure acquisition and other budgeted capital expenditures for construction of gathering and processing assets, the Company’s contractual debt obligations and quarterly cash dividends and distributions.
During the year ended December 31, 2023, the Company’s primary sources of cash were distributions from the EMI pipelines, borrowings under the Revolving Credit Facility, proceeds from debt offerings and cash generated from operations. Based on the Company’s current financial plan, the Company believes that cash from operations and distributions from the EMI pipelines, and remaining borrowing capacity on our Revolving Credit Facility will generate cash flows in excess of capital expenditures and the amount required to fund the Company’s planned quarterly dividend over the next 12 months. In addition, the Company entered into the First Amendment, which extended maturity of its Term Loan through June 2026. Upon the closing of the First Amendment and in conjunction with paying down $800 million on the Term Loan, the Company terminated one of its existing interest rate swap contracts and partially terminated another. As of December 31, 2023, the Company had two interest rate swap contracts with total notional amounts of $1.70 billion maturing on May 31, 2025, which pay a fixed rate ranging from 4.38% to 4.48% for the respective notional amounts.
Comprehensive Refinancing
On June 8, 2022, the Partnership completed the private placement of $1.00 billion aggregate principal amount of the 2030 Notes, which are fully and unconditionally guaranteed by the Company. The 2030 Notes are issued under our Sustainability-Linked Financing Framework and include sustainability-linked features. In addition, the Partnership entered into a revolving credit agreement, which provides for a $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing on June 8, 2027, and term loan credit agreement, which provides for a $2.00 billion senior unsecured Term Loan maturing on June 8, 2025, which was then extended to June 8, 2026 pursuant to the First Amendment. The Term Loan may be further extended to December 8, 2026, at such time as no more than $1.00 billion of an aggregate principal amount of loans under the Term Loan remain outstanding, subject to customary conditions. Proceeds from the 2030 Notes and the Term Loan were used to repay all outstanding borrowings under our then existing credit facilities and to pay fees and expenses related to the offering. Refer to Note 8 — Debt and Financing Costs in the Notes to our Consolidated Financial Statements in this Annual Report for further information.
December 2028 Sustainability-Linked Senior Notes
On December 6, 2023, the Partnership completed a private placement of $500.0 million aggregate principal amount at par. Further, on December 19, 2023, the Company completed an additional private placement of $300.0 million aggregate principal amount at 100.50% of the face amount. The Original 2028 Notes and the Additional 2028 Notes are treated as a single series of securities under the indenture governing the 2028 Notes, vote together as a single class, and have substantially identical terms, other than the issue date and issue price. The 2028 Notes are fully and unconditionally guaranteed by the Company and issued under our Sustainability-Linked Financing Framework. Proceeds from the 2028 Notes together with cash on hand and borrowings under the Partnership’s Revolving Credit Facility were used to repay a portion of the outstanding borrowings under the Partnership’s existing Term Loan.
Term Loan Amendment 2023
On December 6, 2023, the Partnership, the Company, PNC Bank and the banks and other financial institutions party thereto, as lenders, entered into the First Amendment concurrently with the closing of the Partnership’s 2028 Notes discussed above. The First Amendment (1) extended the maturity of the Term Loan from June 8, 2025 to June 8, 2026 upon the prepayment of a principal amount of loans under the Term Loan of no less than $500.0 million; and (2) provided for an additional automatic six-month extension of the amended maturity date if certain criteria are met. In conjunction with the principal prepayment of the existing Term Loan, the Company recognized a loss on extinguishment of debt of approximately $1.9 million from writing off the proportionate amount of unamortized debt issuance costs and original discount related to the partial extinguishment for the year ended December 31, 2023.

Capital Requirements and Expenditures
Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational regulations. During the year ended December 31, 2023 and 2022, capital spending for property, plant and equipment totaled $312.9 million and $206.2 million in 2022, and intangible asset purchases of $16.7 million in 2023 and $15.4 million in 2022. In addition, the Company acquired midstream infrastructure assets totaling $125.0 million through a business combination that closed in the first quarter 2023, see additional information in Note—3. Business Combinations in the Notes to the Consolidated Financial Statements in this Annual Report. Management believes its existing gathering, processing, and transmission infrastructure capacity is capable of fulfilling its contracts to service its customers. During the year ended December 31, 2023, the Company contributed $238.8 million to PHP for the expansion project, compared to $78.2 million contributed to the same period of 2022. See Note 19—Segments in the Notes to the Consolidated Financial Statements in this Annual Report for capital expenditure for each operating segment.
The Company estimates 2024 capital expenditures of approximately $125.0 million to $165.0 million, which is significantly lower than that in 2023 as the Company concluded the Delaware Link Pipeline construction in September 2023 and the PHP Expansion Project went in service during December 2023.
The Company anticipates its existing capital resources will be sufficient to fund the future capital expenditures for EMI pipelines and the Company’s existing infrastructure assets over the next 12 months. For further information on EMIs, refer to Note 7—Equity Method Investments in the Notes to our Consolidated Financial Statements in this Annual Report.
Cash Flows
The following tables present cash flows from operating, investing, and financing activities:

	For The Year Ended December 31,
	2023	2022

	(In thousands)
Cash provided by operating activities	$584,480	$613,006
Cash used in investing activities	$(686,320)	$(286,130)
Cash provided by (used in) financing activities	$99,956	$(339,211)
Operating Activities. Net cash provided by operating activities decreased by $28.5 million for the year ended December 31, 2023 compared with the same period in 2022. The change in the operating cash flows reflected an increase in net income including noncontrolling interests of $135.7 million, and decreases in adjustments related to non-cash items of $135.5 million and cash provided by changes in working capital of $28.7 million. Period-to-period decrease in non-cash adjustments was primarily driven by a $235.5 million increase in deferred tax benefit due to the release of the Company’s valuation allowance for deferred tax assets during 2023 and a decrease in loss on debt extinguishment of $26.1 million related to the comprehensive refinancing which was completed in 2022. The decrease was partially offset by increases in derivative fair value adjustments of $61.8 million and depreciation and amortization expense of $20.6 million. Period-to-period changes in working capital was primarily related to a decrease in accrued liabilities and fluctuations in trade receivables and payables due to timing of collections and payments.
Investing Activities. Net cash used in investing activities increased by $400.2 million for the year ended December 31, 2023 compared with the same period in 2022. The increase was primarily driven by increases in property, plant and equipment expenditures, contributions made to the PHP expansion project and cash paid for the acquisition of certain midstream assets.
Financing Activities. Net cash provided by financing activities totaled $100.0 million for the year ended December 31, 2023 compared with net cash used in financing activities totaling $339.2 million in the same period in 2022. The $439.2 million change was primarily due to a reduction of cash outflow related to the redemption of Preferred Units for $644.8 million, as all Preferred Units were redeemed in 2022, lower net long term debt proceeds of $167.1 million and an increase in cash dividends paid to Class A Common Stock shareholders of $42.1 million.
Dividend and Distribution Reinvestment Agreement
On February 22, 2022, the Company entered into a Dividend and Distribution Reinvestment Agreement (the “Reinvestment Agreement”) with certain stockholders including BCP Raptor Aggregator, LP, BX Permian Pipeline Aggregator, LP, Buzzard Midstream LLC, APA Corporation, Apache Midstream LLC and certain individuals (each, a

“Reinvestment Holder”). Under the Reinvestment Agreement, each Reinvestment Holder is obligated to reinvest at least 20% of all distributions on common units representing limited partner interests in the Partnership (“Common Units”) or dividends on shares of Class A Common Stock in the Company’s Class A Common Stock. For the calendar year 2023, the Audit Committee resolved 100% of all distributions or dividends received by each Reinvestment Holder would be reinvested in shares of Class A Common Stock. The Reinvestment Agreement will terminate automatically on March 8, 2024.
During 2023, the Company made cash dividend payments of $82.0 million to holders of Class A Common Stock and Common Units and $352.1 million was reinvested in shares of Class A Common Stock by the Reinvestment Holders.
Stock Split
On May 19, 2022, the Company announced a stock split with respect to its Class A Common Stock and Class C Common Stock in the form of a stock dividend (the “Stock Split”). The Stock Split was accomplished by distributing one additional share of Class A Common Stock for each share of Class A Common Stock outstanding and one additional share of Class C Common Stock for each share of Class C Common Stock outstanding. The additional shares of Common Stock were issued on June 8, 2022 to holders of record at the close of business on May 31, 2022.
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
During the year ended December 31, 2023, the Company repurchased 194,174 shares at a total cost of $5.8 million. The Company retired all treasury stock as of December 31, 2023.
For more information regarding the non-deductible 1% U.S. federal excise tax imposed on certain repurchases of stock by publicly traded U.S. corporations, please refer to Part I—Item 1A Risk Factors—Risks Related to Ownership of our Common Stock.
Dividend
On January 23, 2024, the Company declared a cash dividend of $0.75 per share on the Company’s Class A Common Stock and a distribution of $0.75 per Common Unit from the Partnership to the holders of Common Units. Dividends are payable on March 7, 2024 to holders of record as of market close on February 22, 2024. Certain holders of Class A Common Stock and Common Units will receive a cash dividend with the balance receiving additional shares of Class A Common Stock under the Reinvestment Agreement.
Series A Cumulative Redeemable Preferred Units
The Company issued Series A Cumulative Redeemable Preferred Units (“Preferred Units”) on June 12, 2019. Because the Transaction was accounted for as a reverse merger, certain Preferred Units that were issued and outstanding were assumed at Closing for accounting purposes. The Company assumed 525,000 Preferred Units as well as 29,983 paid-in-kind (“PIK”) Preferred Units immediately after the Closing.
In 2022, the Company redeemed all outstanding Preferred Units and PIK units for an aggregate redemption price of $644.8 million. The Company recognized a gain of $9.6 million on redemption of the mandatory redeemable Preferred Units and excess of carrying amount over redemption price of $109.5 million on redemption of the redeemable noncontrolling interest Preferred Units during 2022.

Liquidity
The following table presents a summary of the Company’s key financial indicators:

	December 31,
	2023	2022

	(In thousands)
Cash and cash equivalents	$4,510	$6,394
Total debt, net of unamortized deferred financing cost	$3,562,809	$3,368,510
Available committed borrowing capacity	$643,400	$855,000

Off-Balance Sheet Arrangements
As of December 31, 2023, there were no off-balance sheet arrangements.

Critical Accounting Policies and Estimates
Our significant accounting policies are described in Part IV, Item 15. Exhibits, Financial Statement Schedules, Note 2—Summary of Significant Accounting Policies of this Annual Report.
The Company prepares its financial statements and the accompanying notes in conformity with U.S. GAAP, which require management to make estimates and assumptions about future events that affect the reported amounts in the financial statements and the accompanying notes. We consider our critical accounting estimates to be those that require difficult, complex, or subjective judgment necessary in accounting for inherently uncertain matters and those that could significantly influence our financial results based on changes in those judgments. Critical accounting estimates cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. Management routinely discusses the development, selection, and disclosure of the following critical accounting estimates.
Business Combination
For acquired businesses, we recognize the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their estimated fair values on the date of acquisition with any excess purchase price over the fair value of net assets acquired recorded to goodwill. Determining the fair value of these items requires management’s judgment and/or the utilization of independent valuation specialists and involves the use of significant estimates and assumptions. The judgments made in the determination of the estimated fair value assigned to the assets acquired, the liabilities assumed and any noncontrolling interest in the investee, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, such as through depreciation and amortization expense. See Note 3—Business Combination in our Notes to the Consolidated Financial Statements in this Annual Report for more information regarding our valuation approach.
Impairment of Long-lived Assets
Long-lived assets used in operations are evaluated for potential impairment when events or changes in circumstances indicate a possible significant deterioration in future cash flows expected to be generated by an asset group. Individual assets are grouped for impairment purposes based on a judgmental assessment of the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. If there is an indication that the carrying amount of an asset may not be recovered, the asset is assessed for impairment through an established process in which changes to significant assumptions such as service prices, throughput volumes, future development plans and fluctuation of commodity prices are reviewed. If, upon review, the sum of the undiscounted pre-tax cash flows is less than the carrying value of the asset group, the carrying value is written down to an estimated fair value. Such fair value is generally determined by discounting anticipated future net cash flows, an income valuation approach, or by a market-based valuation approach, which are Level 3 fair value measurements. Estimates and assumptions can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. An estimate of the sensitivity to changes in underlying assumptions of a fair value calculation is not practicable, given the numerous assumptions that can materially affect our estimates.

Equity Method Investment
We evaluate our EMIs for impairment when events or circumstances indicate that the carrying value of the EMI may be impaired and that impairment is other than temporary. If an event occurs, we evaluate the recoverability of our carrying value based on the fair value of the investment. If an impairment is indicated, we adjust the carrying values of the investment downward, if necessary, to their estimated fair values.

We estimate the fair value of our EMIs based on a number of factors, including discount rates, projected cash flows, and enterprise value. Estimating projected cash flows requires us to make certain assumptions as it relates to the future operating performance of each of our EMIs (which includes assumptions, among others, about estimating future operating margins and related future growth in those margins, contracting efforts and the cost and timing of facility expansions) and assumptions related to our EMIs, such as their future capital and operating plans and their financial condition.
Derivatives Instruments and Hedging Activities
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
Income Taxes
We make significant judgments and estimates in determining our provision for income taxes, including our assessment of our income tax positions, interpretation and application of complex tax laws and regulations and determining a valuation allowance, if necessary. In particular, there are numerous and complex judgments and assumptions inherent in determining a valuation allowance, including factors such as future operating conditions and profitability. For more information, see Note 15—Income Taxes in our Notes to the Consolidated Financial Statements in this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosure About Market Risk
The Company is exposed to various market risks, including the effects of adverse changes in commodity prices and credit risk as described below. The Company continually monitors its market risk exposure, including the impact and developments related to the armed conflicts in Ukraine and Israel, increase in interest rate and inflation trends, which continued to have significant impact on volatility and uncertainties in the financial markets during 2023.
Commodity Price Risk
The results of the Company’s operations may be affected by the market prices of oil, NGLs and natural gas. A portion of the Company’s revenue is directly tied to local crude, natural gas, NGLs and condensate prices in the Permian Basin. Fluctuations in commodity prices also impact operating cost elements both directly and indirectly. For example, commodity prices directly impact costs such as power and fuel, which are expenses that increase or decrease in line with changes in commodity prices. Commodity prices also affect industry activity and demand, thus indirectly impacting the cost of items such as labor and equipment rentals. Management regularly reviews the Company’s potential exposure to commodity price risk and may periodically enter into financial or physical arrangements intended to mitigate potential volatility. Refer to Note 13—Derivative and Hedging Activities in the Notes to our Consolidated Financial Statements in this Annual Report for additional discussion regarding our hedging strategies and objectives.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2023, the Company had interest bearing debt, net of deferred financing costs, with a principal amount of $3.56 billion. The interest rates for the Revolving Credit Facility and the Term Loan are variable, which exposes the Company to the risk of increased interest expense in the event of increases to short-term interest rates. Accordingly, results of operations, cash flows, financial condition and the ability to make cash distributions could be adversely affected by significant increases in interest rates. Upon closing of the First Amendment in December 2023, the Company terminated one existing interest rate swap contract and partially terminated another. As of December 31, 2023, the Company had two interest rate swap contracts with total notional amounts of $1.70 billion maturing on May 31, 2025 and paying a fixed rate ranging from 4.38% to 4.48% for the respective notional amounts. Refer to Note 13—Derivative and Hedging Activities in the Notes to our Consolidated Financial Statements in this Annual Report for additional discussion regarding our hedging strategies and objectives. The Company also expects to maintain a 0.05% reduction to the effective interest rates of both the Revolving Credit Facility and the Term Loan during 2024 in relation to achieving sustainability adjustment features embedded in these facilities.
Credit Risk
The Company is subject to credit risk resulting from nonpayment or nonperformance by, or the insolvency or liquidation of, third-party customers. Any increase in nonpayment and nonperformance by, or the insolvency or liquidation of, the Company’s customers could adversely affect the Company’s results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary financial information required to be filed under this Item 8 are presented in page F-1 through F-43 in Part IV, Item 15 of this Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

The Company’s Chief Executive Officer, President and Director, in his capacity as principal executive officer, and the Company’s Executive Vice President, Chief Accounting and Chief Administrative Officer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)) as of December 31, 2023, the end of the period covered by this Annual Report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
The Company periodically reviews the design and effectiveness of its disclosure controls, including compliance with various laws and regulations that apply to operations. The Company makes modifications to improve the design and effectiveness of its disclosure controls.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The Management’s Report on Internal Control Over Financial Reporting is included on page F-1 in Part IV, Item 15 of this Annual Report and is incorporated herein by reference. Management concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm. See Attestation Report of Independent Registered Public Accounting Firm under Part IV, Item 15 of this Annual Report.
Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION
2024 CEO Compensation
On February 28, 2024, the Board of Directors, upon recommendation of the Compensation Committee, approved changes to the compensation of Jamie Welch, the Company’s Chief Executive Officer, in order to better align his total compensation with market.
The Board of Directors approved, effective January 1, 2024: (i) an increase to Mr. Welch’s annualized base salary from $676,000 to $720,000; (ii) an increase to Mr. Welch’s target annual bonus opportunity for 2024 from $676,000 to $880,000, which will be subject to achievement with respect to certain predefined financial, operational and individual performance goals established by the Compensation Committee; and (iii) the grant of equity awards with an aggregate value equal to approximately $4,400,000 on the date of grant, which equity awards will be comprised 25% of restricted stock units (“RSUs”) that will vest on the third anniversary of the date of grant, subject to Mr. Welch’s continued employment through each such vesting date, and 75% of performance stock units (“PSUs”) that will be subject to achievement of absolute total shareholder return and relative total shareholder return performance goals over a three-year performance period, subject to Mr. Welch’s continued employment through the end of such performance period.
The foregoing description of the awards of RSUs and PSUs does not purport to be complete and is qualified in its entirety by reference to the form of award agreements governing the RSUs and PSUs, copies of which are filed herewith as Exhibits 10.14 and 10.15, respectively, to this Annual Report on Form 10-K and are incorporated by reference herein.

Trading Arrangements
During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).
Disclosure pursuant to Section 13(r) of the Exchange Act

Pursuant to Section 13(r) of the Exchange Act, we may be required to disclose in our annual and quarterly reports to the SEC whether we or any of our “affiliates” knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by U.S. economic sanctions. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Because the SEC defines the term “affiliate” broadly, it includes any entity under common “control” with us (and the term “control” is also construed broadly by the SEC).
The description of the activities below has been provided to us by Blackstone, affiliates of which: (i) beneficially own more than 10% of our outstanding common stock and are members of our Board, and (ii) hold a minority non-controlling interest in Mundys S.p.A. (formerly Atlantia S.p.A). Mundys S.p.A may therefore be deemed to be under common “control” with us; however, this statement is not meant to be an admission that common control exists.
The disclosure below relates solely to activities conducted by Mundys S.p.A. The disclosure does not relate to any activities conducted by us or by Blackstone and does not involve our or Blackstone’s management. Neither we nor Blackstone has had any involvement in or control over the disclosed activities, and neither we nor Blackstone has independently verified or participated in the preparation of the disclosure. Neither we nor Blackstone is representing as to the accuracy or completeness of the disclosure nor do we or Blackstone undertake any obligation to correct or update it.
We understand that Blackstone disclosed the following in its Annual Report, filed with the SEC on February 23, 2024:
Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934. Funds affiliated with Blackstone first invested in Mundys S.p.A. on November 18, 2022 in connection with the voluntary public tender offer by Schema Alfa S.p.A. for all of the shares of Mundys S.p.A., pursuant to which such funds obtained a minority non-controlling interest in Mundys S.p.A. Mundys S.p.A. owns and controls Aeroporti di Roma S.p.A. (“ADR”), an operator of airports in Italy including Leonardo da Vinci-Fiumicino Airport. Iran Air has historically operated periodic flights to and from Leonardo da Vinci-Fiumicino Airport as authorized, from time to time, by an aviation-related bilateral agreement between Italy and Iran, scheduled in compliance with European Regulation 95/93, and approved by the Italian Civil Aviation Authority. ADR, as airport operator, is under a mandatory obligation to provide airport services to all air carriers (including Iran Air) authorized by the applicable Italian authority. The relevant turnover attributable to these activities (whose consideration is calculated on the basis of general tariffs determined by such independent Italian authority) in the fiscal year ended December 31, 2023 was less than €210,000. Mundys S.p.A. does not track profits specifically attributable to these activities.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the captions “Election of Directors” and “Information About Our Executive Officers” in the proxy statement relating to the Company’s 2023 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed no later than 120 days after December 31, 2023, is incorporated herein by reference.
Code of Ethics
The Company is required to adopt a code of conduct for its directors, officers, and employees. The Board has adopted the Code of Business Conduct and Ethics (the “Code of Ethics”), which was recently revised in August 2023. One can access the Company’s Code of Ethics on the Investor - Governance page of the Company’s website at www.kinetik.com. Any stockholder who so requests may obtain a printed copy of the Code of Ethics without charge by submitting a request to the Company’s corporate secretary at the address on the cover of this Annual Report. Changes in and waivers to the Code of Ethics for the Company’s directors, chief executive officer, and certain senior financial officers will be posted on the Company’s website within four business days and maintained for at least 12 months. Information on the Company’s website or any other website is not incorporated by reference into, and does not constitute a part of, this Annual Report.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See Note 18—Related Party Transactions in the Notes to the Company’s Consolidated Financial Statements, under Part IV—Item 15. Exhibits, Financial Statement Schedules, for information regarding related party transactions. The information set forth under the captions “Certain Business Relationships and Transactions” and “Director Independence” in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information set forth under the caption “Ratification of the Appointment of Independent Auditor” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)Documents included in this Annual Report:

1.	Financial Statements

2.	Financial Statement Schedules
Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company’s consolidated financial statements and related notes.
Pursuant to Rule 3-09 of Regulation S-X, the audited financial statements of Permian Highway Pipeline LLC, which is an equity method investment of the Company, is included in this Annual Report as Exhibit 99.1

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

3.3	–	Amended and Restated Bylaws of Kinetik Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 22, 2022).
4.1*		Description of Securities of the Registrant
4.2	–
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

4.4	–
Indenture, dated June 8, 2022, by and among Kinetik Holdings Inc., Kinetik Holdings LP, as issuer. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2022).

4.5	–	Form of 5.875% Sustainability-Linked Senior Notes (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 14, 2022).
4.6	–
Indenture, dated December 6, 2023, by and among Kinetik Holdings Inc., Kinetik Holdings LP and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2023).

4.7		Form of 6.625% Sustainability-Linked Senior Notes (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 6, 2023).
10.1†	–
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

10.10†	–	Form of Deferred Stock Unit Agreement (Directors) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report for the quarter ended June 30, 2022, SEC File No. 001-38048).
10.11†	–
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

10.12†	–	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, SEC File No. 001-38048).
10.13†	–
Form of Restricted Stock Unit Agreement (Directors) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, SEC File No. 001-38048).

10.14*	–	Form of Restricted Stock Unit Agreement (2024 VPs and Above).
10.15*	–	Form of Performance Stock Unit Agreement (2024).

10.16*	–	Form of Restricted Stock Unit Agreement (2024 All Other Employees).
10.17*	–	Form of Restricted Stock Unit Agreement (2024 Directors).
10.18*	–	Form of Deferred Stock Unit Agreement (2024 Directors).
21.1*	–	Subsidiaries of the Company.
23.1*	–	Consent of KPMG LLP.
23.2*	–	Consent of BDO USA, P.C. relating to the financial statements of Permian Highway Pipeline LLC.
23.3*	–	Consent of KPMG LLP. relating to the financial statements of Permian Highway Pipeline LLC.
31.1*	–	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	–	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	–	Certification of the Principal Executive Officer required by 18 U.S.C. 1350.
32.2**	–	Certification of the Principal Financial Officer required by 18 U.S.C. 1350.
97.1*	–	Kinetik Holdings Inc. Clawback Policy.
99.1*	–	Permian Highway Pipeline LLC audited financial statements as of December 31, 2023.
101*	–
The following financial statements from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Equity and Noncontrolling Interests and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ITEM 16. ANNUAL REPORT ON FORM 10-K SUMMARY
Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINETIK HOLDINGS INC.

Dated:	March 5, 2024	/s/ Jamie Welch
Jamie Welch
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated:	March 5, 2024	/s/ Steven Stellato
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

Name	Title	Date
/s/ Jamie Welch	Chief Executive Officer, President and Director	March 5, 2024
/s/ Steven Stellato	Executive Vice President, Chief Accounting and Chief Administrative Officer	March 5, 2024
/s/ David Foley	Chair	March 5, 2024
/s/ John Paul Munfa	Director	March 5, 2024
/s/ Elizabeth Cordia	Director	March 5, 2024
/s/ Michael A. Kumar	Director	March 5, 2024
/s/ Jesse Krynak	Director	March 5, 2024
/s/ Ben Rogers	Director	March 5, 2024
/s/ Laura Sugg	Director	March 5, 2024
/s/ Kevin McCarthy	Director	March 5, 2024
/s/ Mark Leland	Director	March 5, 2024
/s/ Deborah Byers	Director	March 5, 2024

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Kinetik Holdings Inc. (the “Company”) is responsible for the preparation and integrity of the consolidated financial statements appearing in this Annual Report. The financial statements were prepared in conformity with accounting principles generally accepted in the United States and include amounts that are based on management’s best estimates and judgments.
Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written code of business conduct adopted by our Company’s Board, applicable to all Company directors and all officers of our Company.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2023.
The Company’s independent auditors, KPMG, a registered public accounting firm, are appointed by the Audit Committee of the Company’s Board. KPMG has audited and reported on the consolidated financial statements of Kinetik Holdings Inc. and its subsidiaries.

/s/ Jamie Welch
Jamie Welch
Chief Executive Officer, President and Director
(Principal Executive Officer)

/s/ Steven Stellato
Steven Stellato
Executive Vice President, Chief Accounting and Chief Administrative Officer
(Principal Financial Officer)

/s/ Jake Loden
Jake Loden
Vice President Controller

Houston, Texas
March 5, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Kinetik Holdings Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kinetik Holdings Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in equity and noncontrolling interests, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 5, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of impairment indicators for long-lived assets
As discussed in Note 2 to the consolidated financial statements, the Company assesses property, plant, and equipment, net and intangible assets, net (collectively, long-lived assets) for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairments exist when the carrying value of a long-lived asset exceeds the total estimated undiscounted net cash flows from the future use and eventual disposition of the asset. The carrying value of property, plant, and equipment, net and intangible assets, net as of December 31, 2023, was $2.7 billion and $591.7 million, respectively.

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
March 5, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Kinetik Holdings Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Kinetik Holdings Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in equity and noncontrolling interests, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated March 5, 2024 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Houston, Texas
March 5, 2024.

KINETIK HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022(1)	2021(1)

	(In thousands, except per share data)
Operating revenues:
Service revenue	$417,751	$393,954	$272,677
Product revenue	822,410	806,353	385,622
Other revenue	16,251	13,183	3,745
Total operating revenues(2)	1,256,412	1,213,490	662,044
Operating costs and expenses:
Costs of sales (exclusive of depreciation and amortization expenses)(3)(4)	515,721	541,518	233,619
Operating expenses	161,520	137,289	90,894
Ad valorem taxes	21,622	16,970	11,512
General and administrative expenses	97,906	94,268	28,588
Depreciation and amortization expenses	280,986	260,345	243,558
Loss on disposal of assets	19,402	12,611	382
Total operating costs and expenses	1,097,157	1,063,001	608,553
Operating income	159,255	150,489	53,491
Other income (expense):
Interest and other income	2,004	489	4,143
Gain on redemption of mandatorily redeemable Preferred Units	—	9,580	—
(Loss) gain on debt extinguishment	(1,876)	(27,975)	4
Gain on embedded derivative	—	89,050	—
Interest expense	(205,854)	(149,252)	(117,365)
Equity in earnings of unconsolidated affiliates	200,015	180,956	63,074
Total other (expense) income, net	(5,711)	102,848	(50,144)
Income before income taxes	153,544	253,337	3,347
Income tax (benefit) expense	(232,908)	2,616	1,865
Net income including noncontrolling interest	386,452	250,721	1,482
Net income attributable to Preferred Unit limited partners	—	115,203	—
Net income attributable to common shareholders	386,452	135,518	1,482
Net income attributable to Common Unit limited partners	97,010	94,783	1,482
Net income attributable to Class A Common Stock Shareholders	$289,442	$40,735	$—

Net income attributable to Class A Common Shareholders per share
Basic	$5.25	$1.47	$—
Diluted	$2.52	$1.47	$—

Weighted-average shares(5)(6)
Basic	51,823	41,630	—
Diluted	146,197	41,665	—
(1)The results of the legacy ALTM business are not included in the Company’s consolidated financials prior to February 22, 2022. Refer to the Annual Report basis of presentation in Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements in this Annual Report, for further information.
(2)Includes amounts of $104.1 million, $107.7 million, and $7.3 million associated with related parties for the years ended December 31, 2023, 2022, and 2021, respectively. Refer to Note 18—Related Party Transactions in the Notes to our Consolidated Financial Statements in this Annual Report for further information.
(3)Cost of sales (exclusive of depreciation and amortization) is net of gas service revenues totaling $148.3 million, $70.4 million and $29.7 million for the years ended December 31, 2023, 2022 and 2021, respectively, for certain volumes where we act as principal.
(4)Includes related party amounts of $59.1 million, $39.3 million, and $62.9 million for the years ended December 31, 2023, 2022, and 2021, respectively. Refer to Note 18—Related Party Transactions in the Notes to our Consolidated Financial Statements in this Annual Report for further information.
(5)Share and per share amounts have been retrospectively restated to reflect the Company’s reverse stock split, which was effected June 8, 2022. Refer to Note 11—Equity and Warrants in the Notes to our Consolidated Financial Statements in this Annual Report for further information.
(6)Weighted average Class A common shares have been retrospectively restated due to bonus effect of Class A common shares issued under the Reinvestment Agreement for all periods presented in which the Class A common shares were outstanding.

The accompanying notes to consolidated financial statements are an integral part of this statement.

KINETIK HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022

	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,510	$6,394
Accounts receivable, net of allowance for credit losses of $1,000 in 2023 and 2022(1)	215,721	204,036
Derivative assets	7,812	6,963
Prepaid and other current assets	29,256	24,474
	257,299	241,867
NONCURRENT ASSETS:
Property, plant and equipment, net	2,743,227	2,535,212
Intangible assets, net	591,670	695,389
Derivative asset, non-current	165	—
Operating lease right-of-use assets	37,569	28,551
Deferred tax asset	235,627	—
Deferred charges and other assets	85,250	32,275
Investments in unconsolidated affiliates	2,540,989	2,381,340
Goodwill	5,077	5,077
	6,239,574	5,677,844
Total assets	$6,496,873	$5,919,711
LIABILITIES, NONCONTROLLING INTEREST, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,000	$17,899
Accrued expenses	177,421	173,914
Derivative liabilities	1,734	5,718
Current portion of operating lease liabilities	29,203	22,810
Other current liabilities	7,786	7,487
	250,144	227,828
NONCURRENT LIABILITIES
Long term debt, net	3,562,809	3,368,510
Contract liabilities	25,761	22,693
Operating lease liabilities	9,349	6,023
Derivative liabilities	5,363	8,328
Other liabilities	3,219	2,677
Deferred tax liabilities	13,244	11,018
	3,619,745	3,419,249
Total liabilities	3,869,889	3,647,077
COMMITMENTS AND CONTINGENCIES (NOTE 17)
Redeemable noncontrolling interest — Common Unit limited partners	3,157,807	3,112,409
EQUITY:
Class A Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 57,096,538 and 45,679,447 shares issued and outstanding at December 31, 2023 and 2022, respectively(2)	6	5
Class C Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 94,089,038 and 94,270,000 shares issued and outstanding at December 31, 2023 and 2022, respectively(2)	9	9
Additional paid-in capital	192,678	118,840
Accumulated deficit	(723,516)	(958,629)
Total equity	(530,823)	(839,775)
Total liabilities, noncontrolling interest, and equity	$6,496,873	$5,919,711
(1)Includes amounts of $15.8 million and $17.6 million associated with related parties as of December 31, 2023 and 2022, respectively. Refer to Note 18—Related Party Transactions in the Notes to our Consolidated Financial Statements in this Annual Report for further information.
(2)Share amounts have been retrospectively restated to reflect the Company’s reverse stock split, which was effected June 8, 2022. Refer to Note 11—Equity and Warrants in the Notes to our Consolidated Financial Statements in this Annual Report for further information.

The accompanying notes to consolidated financial statements are an integral part of this statement.

KINETIK HOLDINGS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022	2021

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$386,452	$250,721	$1,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	280,986	260,345	243,558
Amortization of deferred financing costs	6,194	9,569	13,369
Amortization of contract costs	6,620	1,807	1,792
Contingent liabilities remeasurement	—	(839)	(661)
Distributions from unconsolidated affiliate	272,490	256,764	68,335
Derivatives settlement	25,708	10,667	(19,422)
Derivative fair value adjustment	(33,671)	(95,501)	12,482
Warrants fair value adjustment	(88)	(133)	—
Gain on redemption of mandatorily redeemable Preferred Units	—	(9,580)	—
Loss on disposal of assets	19,402	12,611	382
Equity in earnings from unconsolidated affiliates	(200,015)	(180,956)	(63,074)
Loss (gain) on debt extinguishment	1,876	27,975	(4)
Share-based compensation	55,983	42,780	—
Deferred income tax (benefit) expense	(233,400)	2,094	1,865
Changes in operating assets and liabilities:
Accounts receivable	(12,131)	(8,329)	(88,487)
Other assets	(5,910)	(4,242)	(11,476)
Accounts payable	19,804	(1,598)	(2,721)
Accrued liabilities	(6,521)	38,672	77,363
Operating leases	701	179	786
Net cash provided by operating activities	584,480	613,006	235,569
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment expenditures	(312,860)	(206,160)	(78,030)
Intangible assets expenditures	(16,694)	(15,419)	(4,682)
Investments in unconsolidated affiliate	(238,803)	(78,171)	(20,522)
Distributions from unconsolidated affiliates	6,679	—	—
Cash proceeds from disposals	358	219	3,613
Net cash (paid for) acquired in acquisition	(125,000)	13,401	—
Net cash used in investing activities	(686,320)	(286,130)	(99,621)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	800,000	3,000,000	30,189
Principal payments on long-term debt	(800,000)	(2,294,130)	(96,548)
Payments of debt issuance costs	(11,238)	(37,009)	(3,152)
Proceeds from revolver	752,500	565,000	38,500
Payments on revolver	(553,500)	(879,000)	(69,500)
Redemption of mandatorily redeemable Preferred Units	—	(183,297)	—
Redemption of redeemable noncontrolling interest Preferred Units	—	(461,460)	—
Distributions paid to mandatorily redeemable Preferred Unit holders	—	(1,850)	—
Distributions paid to redeemable noncontrolling interest Preferred Unit limited partners	—	(6,937)	—
Cash dividends paid to Class A Common Stock shareholders	(81,352)	(39,298)	—
Distributions paid to Class C Common Unit limited partners	(697)	(1,230)	(51,189)
Equity contributions	—	—	14,890
Repurchase of Class A Common Stock	(5,757)	—	—
Net cash provided by (used in) financing activities	99,956	(339,211)	(136,810)
Net change in cash	$(1,884)	$(12,335)	$(862)

KINETIK HOLDINGS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended December 31,
	2023	2022	2021

	(In thousands)
CASH, BEGINNING OF PERIOD	$6,394	$18,729	$19,591
CASH, END OF PERIOD	$4,510	$6,394	$18,729

SUPPLEMENTAL SCHEDULE OF INVESTING AND FINANCING ACTIVITIES
Cash paid for interest, net of amounts capitalized	$207,700	$120,270	$108,392
Cash paid for income taxes, net	$480	$—	$—
Property and equipment and intangible accruals in accounts payable and accrued liabilities	$27,316	$17,274	$8,527
Lease assets obtained in exchange for lease liabilities	$5,189	$7,059	$43,580
Class A Common Stock issued through dividend and distribution reinvestment plan	$352,060	$263,285	$—

Fair value of ALTM assets acquired	$—	$2,444,450	$—
Class A Common Stock issued in exchange	—	1,013,745	—
ALTM liabilities and mezzanine equity assumed	$—	$1,430,705	$—
t

The accompanying notes to consolidated financial statements are an integral part of this statement.

KINETIK HOLDINGS INC. STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS

	Redeemable Noncontrolling Interest — Preferred Unit Limited Partners	Redeemable Noncontrolling Interest — Common Unit Limited Partner	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Equity
			Shares(1)	Amount	Shares(1)	Amount

	(In thousands)		(In thousands)

Balance at December 31, 2020	$—	$1,041,655	—	$—	101,198	$10	$—	$—	$—	$10
Contribution	—	14,890	—	—	491	—	—	—	—	—
Distributions paid to Class E Unit limited partners	—	(51,189)	—	—	(1,689)	—	—	—	—	—
Net income	—	1,482	—	—	—	—	—	—	—	—
Balance at December 31, 2021	$—	$1,006,838	—	$—	100,000	$10	$—	$—	$—	$10
ALTM acquisition	462,717	—	32,493	3	—	—	1,013,742	—	—	1,013,745
Distributions paid to Preferred Unit limited partners	(6,937)	—	—	—	—	—	—	—	—	—
Redemption of Preferred Units	(461,460)	—	—	—	—	—	—	—	—	—
Redemption of Common Units	—	(179,323)	5,730	1	(5,730)	(1)	179,323	—	—	179,323
Excess of carrying amount over Preferred Units redemption price	(109,523)	76,623	—	—	—	—	—	32,900	—	32,900
Issuance of common stock through dividend and distribution reinvestment plan	—	—	7,452	1	—	—	263,284	—	—	263,285
Share-based compensation	—	—	4	—	—	—	42,780	—	—	42,780
Step up in tax basis for Common Unit conversion	—	—	—	—	—	—	297	—	—	297
Remeasurement of contingent consideration	—	—	—	—	—	—	4,451	—	—	4,451
Net income	115,203	94,783	—	—	—	—	—	40,735	—	40,735
Change in redemption value of noncontrolling interests	—	2,325,918	—	—	—	—	(1,385,037)	(940,881)	—	(2,325,918)
Distributions paid to Common Units limited partners	—	(212,430)	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock $2.25 per share)	—	—	—	—	—	—	—	(91,383)	—	(91,383)
Balance at December 31, 2022	$—	$3,112,409	45,679	$5	94,270	$9	$118,840	$(958,629)	$—	$(839,775)

(1) Share amounts have been retrospectively restated to reflect the Company’s reverse stock split, which was effected June 8, 2022. Refer to Note 11—Equity and Warrants in the Notes to our Consolidated Financial Statements in this Annual Report for further information.

KINETIK HOLDINGS INC. STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS (CONTINUED)

	Redeemable Noncontrolling Interest — Preferred Unit Limited Partners	Redeemable Noncontrolling Interest — Common Unit Limited Partner	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Equity
			Shares(1)	Amount	Shares(1)	Amount

	(In thousands)		(In thousands)
Balance at December 31, 2022	$—	$3,112,409	45,679	$5	94,270	$9	$118,840	$(958,629)	$—	$(839,775)
Redemption of Common Units	—	(5,634)	181	—	(181)	—	5,634	—	—	5,634
Issuance of common stock through dividend and distribution reinvestment plan	—	—	11,215	1	—	—	352,059	—	—	352,060
Retirement of treasury stock	—	—	—	—	—	—	—	(5,757)	5,757	—
Repurchase of Class A Common Stock	—	—	(194)	—	—	—	—	—	(5,757)	(5,757)
Share-based compensation	—	—	216	—	—	—	55,983	—	—	55,983
Net income	—	97,010	—	—	—	—	—	289,442	—	289,442
Change in redemption value of noncontrolling interests	—	236,288	—	—	—	—	(339,838)	103,550	—	(236,288)
Distribution paid to Common Units limited partners	—	(282,266)	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($3.00 per share)	—	—	—	—	—	—	—	(152,122)	—	(152,122)
Balance at December 31, 2023	$—	$3,157,807	57,097	$6	94,089	$9	$192,678	$(723,516)	$—	$(530,823)

The accompanying notes to consolidated financial statements are an integral part of this statement.

KINETIK HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Organization
BCP Raptor Holdco, LP (“BCP”), the predecessor for accounting purposes of Kinetik Holdings Inc., a Delaware corporation (the “Company,” formerly known as Altus Midstream Company), was formed on April 25, 2017 as a Delaware limited partnership to acquire and develop midstream oil and gas assets. BCP’s primary operating subsidiaries are EagleClaw Midstream Ventures, LLC and CR Permian Holdings, LLC. Both subsidiaries were formed to design, engineer, install, own and operate facilities and provide services for produced natural gas gathering, compression, processing, treating and dehydration, and condensate separation, stabilization, and storage, crude oil gathering and storage and produced water gathering and disposal assets.
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
On February 22, 2022 (the “Closing Date”), the Company consummated the business combination transaction (the “Transaction”) contemplated by that certain Contribution Agreement, dated as of October 21, 2021 (the “Contribution Agreement”), by and among the Company, Altus Midstream LP (now known as Kinetik Holdings LP) (the “Partnership”), New BCP Raptor Holdco, LLC, a Delaware limited liability company (“Contributor”) and BCP. The transactions contemplated by the Contribution Agreement are referred to herein as the “Transaction.” In connection with the closing of the Transaction (the “Closing”), the Company changed its name from “Altus Midstream Company” to “Kinetik Holdings Inc.” Unless the context otherwise requires, “ALTM” refers to the registrant prior to the Closing and “we,” “us,” “our” and the “Company” refer to Kinetik Holdings Inc., the registrant and its subsidiaries following the Closing.
Nature of Operations
Through its consolidated subsidiaries, the Company provides comprehensive gathering, water disposal, transportation, compression, processing and treating services necessary to bring natural gas, NGL and crude oil to market. Additionally, the Company owns two NGL pipelines and equity interests in four separate Permian Basin pipeline entities that have access to various markets along the U.S. Gulf Coast.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with GAAP. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations have been made and are of a recurring nature unless otherwise disclosed herein. All intercompany balances and transactions have been eliminated in consolidation.
Prior to the Closing, the Company’s financial statements that were filed with the SEC were derived from ALTM’s accounting records. As the Transaction was determined to be a reverse merger, BCP was considered the accounting acquirer and ALTM was the legal acquirer. The accompanying Consolidated Financial Statements herein include (1) BCP’s net assets carried at historical value, (2) BCP’s historical results of operations prior to the Transaction, (3) ALTM’s net assets carried at fair value as of the Closing Date and (4) the combined results of operations with the Company’s results presented within the Consolidated Financial Statements from February 22, 2022 going forward. Refer to Note 3—Business Combinations in the Notes to our Consolidated Financial Statements in this Annual Report for further information.

The Company completed a two-for-one stock split on June 8, 2022. All corresponding per-share and share amounts for periods prior to June 8, 2022 have been retrospectively restated in this Annual Report to reflect the two-for-one stock split, except for the number of common units representing limited partner interests in the Partnership (“Common Units”) and shares of the Company’s Class C Common Stock, par value $0.0001 per share (“Class C Common Stock”) described in relation to the Transaction in this Annual Report, which are presented at pre-Stock-Split amounts. This presentation election is consistent with our previous public filings and the terms of the Contribution Agreement.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
Preparation of financial statements in conformity with GAAP and disclosure of contingent assets and liabilities requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates its estimates and assumptions on a regular basis. Actual results may differ from these estimates and assumptions used in preparation of its Consolidated Financial Statements, and changes in these estimates are recorded when known. Significant items subject to such estimates and assumptions include the valuation of enterprise value, assets acquired and liabilities assumed in a business combination, derivatives, tangible and intangible assets and impairment of long-lived assets and equity method investments (“EMI” or “EMIs”).
Segment Information
The Company applies FASB ASC 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer is the CODM. The Company has determined it has two operating segments: (1) Midstream Logistics and (2) Pipeline Transportation.
Revenue Recognition
We provide gathering, processing, transportation, and disposal services and we sell commodities (including condensate, natural gas, and NGLs) under various contracts.
The Company recognizes revenue in accordance with the provisions of FASB ASC 606, Revenue from Contracts with Customers (“Topic 606”). We recognize revenues for services and products under revenue contracts as our obligations to perform services or deliver/sell products under the contracts are satisfied. A contract’s transaction price is allocated to each performance obligation in the contract and recognized as revenue when, or as, the performance obligation is satisfied. These contracts include:
a.Fee-based arrangements – Under fee-based contract arrangements, the Company provides gathering, processing and disposal services to producers and earns a net margin based on volumes. While transactions vary in form, the essential element of each transaction is the use of the Company’s assets to transport a product or provide a processed product to an end-user at the tailgate of the plant or pipeline. This revenue stream is generally directly related to the volume of water, natural gas, crude oil, NGLs, and condensate that flows through the Company’s systems and facilities and is not normally dependent on commodity prices. The Company primarily acts as an agent under these contracts selling the underlying commodities on behalf of the producer and remitting back to the producer the net proceeds. These such sales and remitted proceeds are presented net within revenue. However, in certain instances, the Company acts as the principal for processed residue gas and NGLs by purchasing them from the associated producer at the tailgate of the plant at index prices. This purchase and the associated third-party sale are presented gross within revenues and cost of sales.
b.Percent-of-proceeds arrangements – Under percentage-of-proceeds based contract arrangements, the Company will gather and process natural gas on behalf of producers and sell the outputs, including residue gas, NGLs and condensate, at market prices. The Company remits an agreed-upon percentage of proceeds to the producer based on the market price received from third parties or the index price defined in the contract. Under these arrangements, revenue is recognized net of the agreed-upon proceeds remitted to producers when the Company acts as an agent of the producer for the associated third-party sale. However, in certain instances the Company acts as the principal for processed residue gas and NGLs by purchasing these volumes from the associated producer at the tailgate of the plant at index prices. This purchase and the associated third-party sale are presented gross within revenues and cost of sales.
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
We recognize revenues at a point in time for performance obligations associated with percent-of-proceeds contract elements, percent-of-products contract elements and product sale contracts, and these revenues are recognized because control of the underlying product is transferred to the customer or producer.
The evaluation of when performance obligations have been satisfied and the transaction price that is allocated to our performance obligations requires judgments and assumptions, including our evaluation of the timing of when control of the underlying good or service has transferred to our producers or customers. Actual results can vary from those judgments and assumptions.
Minimum Volume Commitments
The Company has certain agreements that provide for quarterly or annual MVCs. Under these MVCs, our producers agree to ship and/or process a minimum volume of production on our gathering and processing systems or to pay a minimum monetary amount over certain periods during the term of the MVC. A producer must make a shortfall payment to us at the end of the contracted measurement period if its actual throughput volumes are less than its contractual MVC for that period. None of the Company’s MVC provisions allow for producers to make up past deficient volumes in a future period. However, certain MVC provisions allow producers to carryforward volumes delivered in excess of a current period MVC to future periods. The Company recognizes revenue associated with MVCs when a counterparty has not met the contractual MVC at the completion of the measurement period for the specific commitment or we determine that the counterparty cannot meet the contractual MVC by the end of the contracted measurement period.
Disaggregation of Revenue
The Company disaggregates revenue into categories that depict the nature, amount, and timing of revenue and cash flows based on differing economic risk profiles for each category. In concluding such disaggregation, the Company evaluated the nature of the products and services, consumer markets, sales terms, and sales channels which have similar characteristics such that the level of disaggregation provides an understanding of the Company’s business activities and historical performance. The level of disaggregation is evaluated annually and as appropriate for changes to the Company or its business, either from internal growth, acquisitions, divestitures, or otherwise. See Note 4—Revenue Recognition in the Notes to our Consolidated Financial Statements in this Annual Report for further information.

Concentration Risk
All operations and efforts of the Company are focused in the oil and gas industry and are subject to the related risks of the industry. The Company’s assets are located in the Delaware Basin. Demand for the Company’s products and services may be influenced by various regional and global factors and may impact the value of the projects the Company is developing.
The Company’s concentration of customers may impact its overall business risk, either positively or negatively, in that these entities may be similarly affected by changes in the economy or other conditions. The Company’s operations involve a variety of counterparties, both investment grade and non-investment grade. The Company analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis within approved tolerances, with the primary focus on published credit ratings when available and inherent liquidity metrics to mitigate credit risk. Typically, through our customer contracts, the Company takes title to the rich gas and associated plant products (NGLs and residue gas). As such, the inherent risk with these types of contracts is mitigated as the Company receives funds for the disposition and sale of such products from downstream counterparties that are large investment grade entities and is able to deduct all fees owed to it by its customers and associated costs before remitting the balance of any funds back to the relevant customer. For those few counterparties’ that retain ownership of their plant products, the Company attempts to minimize credit risk exposure through its credit policies and monitoring procedures as well as through customer deposits, and letters of credit. The Company manages credit risk to mitigate credit losses and exposure to uncollectible trade receivables and generally receivables are collected within 30 days. Below is a summary of operating revenue by major customer that individually exceeded 10% of consolidated operating revenue:

	For the Year Ended December 31,
	2023	2022	2021

	(In thousands)
Customer 1	$278,408	$211,093	$34,362
Customer 2	223,714	326,899	184,967
Customer 3	205,079	71,055	37,480
Customer 4	17,335	93,286	111,742
Others	531,876	511,157	293,493
Consolidated Operating Revenue	$1,256,412	$1,213,490	$662,044
As of December 31, 2023 and 2022, approximately 39% and 65%, respectively, of accounts receivable were derived from the above customers. All operating revenue derived from above customers are included in the Midstream Logistics segment.
Major Producers are defined as our producers who we gather natural gas, crude and/or produced water and process gas and dispose of produced water from and account for 10% or more of our cost of sales as presented in the consolidated financial statements. For the year ended December 31, 2023, approximately 60% of the Company’s cost of sales were derived from three producers. For the year ended December 31, 2022, approximately 87% of the Company’s cost of sales were derived from five producers. For the year ended December 31, 2021, approximately 92% of the Company’s cost of sales were derived from five producers. This concentration of producers may impact the Company's overall business risk, either positively or negatively, in that these entities may be similarly affected by changes in the economy or other conditions. We do not believe that a loss of revenues from any single customer would have a material adverse effect on our business, financial position, results of operations or cash flows.
The Company regularly maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses with respect to the related risks to cash and does not believe its exposure to such risk is more than nominal.
Fair Value Measurements
FASB ASC Topic 820, Fair Value Measurement (“Topic 820”), establishes a framework for measuring fair value in U.S. GAAP, clarifies the definition of fair value within that framework, and requires disclosures about the use of fair value measurements. Topic 820 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Topic 820 provides a framework for measuring fair value, establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and requires consideration of the counterparty’s creditworthiness when valuing certain assets.

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
The Company’s Consolidated Balance Sheets reflect a mixture of measurement methods for financial assets and liabilities. Public and private warrants and derivative financial instruments are reported at fair value. See Note 12—Fair Value Measurements and Note 13—Derivatives and Hedging Activities in the Notes to our Consolidated Financial Statements in this Annual Report for further information. Other financial instruments are reported at historical cost or amortized cost on our Consolidated Balance Sheets. Long-term debt is primarily the other financial instrument for which carrying value could vary significantly from fair value. See Note 8—Debt and Financing Costs in the Notes to our Consolidated Financial Statements in this Annual Report for further information.
Derivative Instruments and Hedging Activities
FASB ASC Topic 815, Derivatives and Hedging (“Topic 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
As required by Topic 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company has not elected to apply hedge accounting to any of its current or recent derivative transactions.
When the Company does not elect to apply hedge accounting, the instruments are marked-to-market each period end and changes in fair value, realized or unrealized, are recognized in earnings.
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. As of December 31, 2023 and 2022, the Company had $4.5 million and $6.4 million, respectively, of cash and cash equivalents.

Accounts Receivable and Current Expected Credit Losses
Accounts receivable include billed and unbilled amounts due from customers for gas, NGLs and condensate sales, pipeline transportation, and gathering, processing and disposal fees, under normal trade terms, generally requiring payment within 30 days. The Company’s current expected credit losses are determined based upon reviews of individual accounts, existing economics, and other pertinent factors. The Company had an allowance for credit losses of $1.0 million as of December 31, 2023 and 2022.
Gas Imbalance
Quantities of natural gas over-delivered or under-delivered related to imbalance agreements are recorded monthly as receivables or payables using weighted-average prices at the time of the imbalance. These imbalances are typically settled with deliveries of natural gas. We had imbalance receivables of $1.3 million and $1.5 million at December 31, 2023 and 2022, respectively, which are carried at the lower of cost or market value. We had no imbalance payables at December 31, 2023 and 2022. Imbalance receivables and imbalance payables are included in “Accounts Receivable” and “Accounts Payable”, respectively, on the Consolidated Balance Sheets.
Inventory
Other current assets include condensate, residue gas and NGL inventories that are valued at the lower of cost or net realizable value. At the end of each reporting period, the Company assesses the carrying value of inventory and makes any adjustments necessary to reduce the carrying value to the applicable net realizable value. Inventory was valued at $3.1 million and $4.8 million as of December 31, 2023 and 2022, respectively.
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
Deferred Financing Costs
Deferred financing costs consist of fees incurred to secure debt financing and are amortized over the life of the related debt using the effective interest rate method. Deferred financing costs associated with the Company’s unsecured term loans and senior notes are presented with the related debt on the Consolidated Balance Sheets, as a reduction to the carrying amounts. Deferred financing costs associated with the Company's revolving credit facilities are presented within “Other Current Assets” and “Deferred Charges and Other Assets” on the Consolidated Balance Sheets.
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
The Company’s assets generally consist of gas processing plants, crude storage terminals, saltwater disposal wells, and underground gathering and transportation pipelines installed along rights-of-way acquired from landowners and related above-ground facilities. The majority of the rights-of-way agreements do not require the dismantling and removal of the pipelines and reclamation of the rights-of-way upon permanent removal of the pipelines from service. Further, we have in place a rigorous repair and maintenance program that keeps our gathering and processing systems in good working order. As a result, the ultimate dismantlement and removal dates of the Company’s assets are not determinable. As such, the fair value of the liability is not estimable and, therefore, no asset retirement obligation has been recognized in the Consolidated Financial Statements as of December 31, 2023 and 2022.
Environmental Costs
The Company is subject to extensive federal, state, and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites, if applicable.
Environmental costs that relate to current operations are expensed or capitalized as appropriate. Costs are expensed when they relate to an existing condition caused by past operations and will not contribute to current or future revenue generation. Liabilities related to environmental assessments and/or remedial efforts are accrued when property or services are probable or can reasonably be estimated. No environmental liabilities were recorded as of December 31, 2023 and 2022.
Intangible Assets
Intangible assets consist of rights of way agreements and customer contracts. Intangible assets are amortized on a straight-line basis over their estimated economic life or remaining term of the contract and are assessed for impairment with the associated long-lived asset group whenever impairment indicators are present.
Goodwill
Goodwill represents the excess of cost over the fair value of assets of businesses acquired. Goodwill is not amortized, but instead is tested for impairment in accordance with FASB ASC 350, Intangibles – Goodwill and Other (“Topic 350”) at the reporting unit level at least annually. The Company’s reporting unit is subject to impairment testing annually, on November 30, or more frequently if events and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Topic 350 provides the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company has the unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing a quantitative goodwill impairment test. If the assessment of all relevant qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is more than its carrying amount, a quantitative goodwill impairment test is not necessary. If the assessment of all relevant qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will perform a quantitative goodwill impairment test. The quantitative impairment test for goodwill consists of a comparison of the fair value of a reporting unit with its carrying value, including the goodwill allocated to that reporting unit. If the carrying value of a reporting unit exceeds its fair value, the Company will recognize an impairment loss equal to the amount of the excess, limited to the amount of goodwill allocated to that reporting unit.
The Company assessed relevant qualitative factors, such as the Company’s operation, actual versus budgeted results of operation, forecast, macroeconomics conditions, etc. The Company concluded there is no indication that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. As such, no quantitative impairment test is necessary and the Company’s goodwill was not impaired as of December 31, 2023 and 2022.
Impairment of Long-Lived Assets
In accordance with FASB ASC 360, Property, Plant and Equipment, long-lived assets, excluding goodwill, to be held and used by the Company are reviewed for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the assets have decreased below their carrying value. For long-lived assets to be held and used, the Company bases their evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present.
The Company’s management assesses whether there has been an impairment trigger, and if a trigger is identified, then the Company would perform an undiscounted cash flow test at the lowest level for which identifiable cash flows are independent of cash flows from other assets. If the sum of the undiscounted future net cash flows is less than the net book value of the property, an impairment loss is recognized for any excess of the property’s net book value over its estimated fair value. There was no impairment trigger event observed in 2023 and 2022. The Company did not recognize impairment losses for long-lived assets during the years ended December 31, 2023 and 2022.
Variable Interest Entity
The Company uses a qualitative approach in assessing the consolidation requirement for variable interest entities. The approach focuses on identifying which enterprise has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the variable interest entity. In the event that the Company is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity would be consolidated in our financial statements. The Company has determined that it has significant influence over the operating and financial policies of the four pipeline entities in which it is invested, but does not exercise control over them; and hence, it accounts for these investments using the equity method. Refer to Note 7—Equity Method Investments in the Notes to our Consolidated Financial Statements in this Annual Report.
Equity Method Investments
The Company follows the equity method of accounting when it does not exercise control over its equity interests but can exercise significant influence over the operating and financial policies of the entity. Under this method, the equity investments are carried originally at acquisition cost, increased by the Company’s proportionate share of the equity interest’s net income and contributions made, and decreased by the Company’s proportionate share of the equity interest’s net losses and distributions received. The Company determines whether distributions are a return on or a return of the investment based on the nature of the distribution approach, under which the Company classifies distributions from an investee by evaluating the facts, circumstances and nature of each distribution. For distributions from the Company’s EMI pipeline entities that are generated from their respective normal course of business, the Company classifies the distributions as return on investments and as cash flows from operating activities. For distributions that are a return of the investment, the Company classifies the distribution as cash flows from investing activities. Please refer to Note 7—Equity Method Investments in the Notes to our Consolidated Financial Statements in this Annual Report, for further information of the Company’s EMIs. EMIs acquired in the Transaction were recorded at fair value upon Closing. See discussion and additional detail in Note 3—Business Combinations in the Notes to our Consolidated Financial Statements in this Annual Report for the purchase price allocation of the Transaction.

Other Assets
The Company’s accounting policy is to classify its line fill as an other long-term asset to be consistent with industry practices and given line fill is required on certain third-party and wholly owned pipelines to properly flow the Company’s product. Additionally, this line fill is contractually required to be maintained through the life of the contract with our counterparty and therefore will not be settled within an operating period. Accordingly, the Company had NGL and gas line fill of $16.4 million and $10.6 million within other assets as of December 31, 2023 and 2022, respectively.
Redeemable Noncontrolling Interest — Common Units Limited Partners
Pursuant to the Contribution Agreement, in connection with the Closing, (i) Contributor contributed all the equity interests of the Contributed Entities to the Partnership; and (ii) in exchange for such contribution, the Partnership issued 50,000,000 common units representing limited partner interests in the Partnership and the Company issued 50,000,000 shares of the Company’s Class C Common Stock, par value $0.0001 per share, to Contributor. Please refer to Note 1—Description of Business and Basis of Presentation in the Notes to our Consolidated Financial Statements in this Annual Report.
The Common Units are redeemable at the option of unit holders and accounted for in the Company’s Consolidated Balance Sheet as a redeemable noncontrolling interest classified as temporary equity. The Company records the redeemable noncontrolling interest at the higher of (i) its initial value plus accumulated earnings/losses associated with the noncontrolling interest or (ii) the maximum redemption value as of the balance sheet date. The redemption value was determined based on a 5-day volume weighted-average closing price of the Company’s Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”). See discussion and additional details in Note 11—Equity and Warrants in the Notes to our Consolidated Financial Statements in this Annual Report.
Mandatorily Redeemable Preferred Units
The Partnership issued Series A Cumulative Redeemable Preferred Units (“Preferred Units”) on June 12, 2019. As the Transaction was accounted for as a reverse merger, the Company assumed certain Preferred Units that were issued and outstanding as of the Closing Date for accounting purposes.
At the Close of the Transaction, the Company effectuated the Third Amended and Restated Agreement of Limited Partnership of the Partnership, which among other things, provided for mandatory pro-rata redemptions by the Partnership. Given this mandatory redemption feature and pursuant to FASB ASC 480, liability classification was required for these Preferred Units and the pro rata PIK units. The Company valued the liability as of each reporting date and recorded the change in valuation in “Other income (expenses)” in the Consolidated Statements of Operations. During 2022, the Company redeemed all outstanding mandatorily redeemable preferred units and recorded a gain on the redemption of $9.6 million.
Redeemable Noncontrolling Interest — Preferred Unit Limited Partners
The remaining Preferred Units assumed on the Closing Date were accounted for on the Company’s Consolidated Balance Sheets as a redeemable noncontrolling interest classified as temporary equity in accordance with the terms of the Preferred Units. During 2022, the Company redeemed all outstanding redeemable noncontrolling Preferred Units and recorded a gain on the related embedded derivative of $89.1 million.
Share-Based Compensation
Immediately upon Closing, all outstanding Class A-1 and Class A-2 units from BCP were cancelled and exchanged for shares of Class A Common Stock (“Class A Shares”). The Class A Shares are held in escrow and vest over three to four years. Similarly, the Class A-3 units from BCP were exchanged for shares of Class C Common Stock and a corresponding number of Common Units (“Class C Shares”) and vest over four years. In addition, the Company granted restricted stock units (“RSUs”) to its officers, directors and employees pursuant to the Company’s 2019 Omnibus Compensation Plan, as amended from time to time. The Class A and Class C Shares and RSUs are recorded at grant-date fair value and compensation expense is recognized on a straight‑line basis over the vesting period within “General and Administrative Expense” of the Consolidated Statements of Operations in accordance with FASB ASC 718, Compensation - Stock Compensation. Forfeitures are recognized as they occur. See further discussion of the Company’s assessment in Note 14—Share-Based Compensation in the Notes to our Consolidated Financial Statements in this Annual Report.

Income Taxes
The Company is subject to federal income and Texas margin tax. The Texas margin tax is assessed on corporations, limited liability companies, and limited partnerships. As such, the Company accounts for state income taxes in accordance with the asset and liability method of accounting for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences, at enacted statutory rates, between the consolidated financial statement carrying amounts and the tax bases of existing assets and liabilities. Income tax or benefit represents the current tax payable or refundable for the period, as applicable, plus or minus the tax effect of the net change in the deferred tax assets and liabilities.
The Company routinely assesses its ability to realize its deferred tax assets. If the Company concludes that it is more likely than not that some or all of its deferred tax assets will not be realized, the tax asset is reduced by a valuation allowance. See further discussion of the Company’s assessment in Note 15—Income Taxes in the Notes to our Consolidated Financial Statements in this Annual Report.
Net Income Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income attributable to Class A common shareholders by the weighted-average number of shares of Class A Common Stock outstanding during the period. Class C Common Stock is excluded from the weighted-average shares outstanding for the calculation of basic net income per share, as holders of Class C Common Stock are not entitled to any dividends or liquidating distributions. No net income per share was computed for the years ended December 31, 2021, as no Class A Common Stock was outstanding with respect to BCP as the accounting acquirer as of December 31, 2021.
The Company uses the “if-converted method” to determine the potential dilutive effect of an assumed exchange of outstanding Common Units (and the cancellation of a corresponding number of shares of outstanding Class C Common Stock) for shares of Class A Common Stock and includes the dilutive effect of unvested Class A common shares in the diluted weighted average outstanding shares calculation.
Recently Adopted Accounting Pronouncement
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
Effective January 1, 2022, the Company adopted ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value. With adoption of ASU 2021-08, the Company assumed contract liabilities at carrying value of $9.1 million upon Closing of the Transaction.
Effective January 1, 2022, the Company adopted ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 was issued to ease the potential accounting burden expected when global capital markets move away from London Interbank Offered Rate, the benchmark interest rate banks use to make short-term loans to each other. The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationship and other transactions affected by reference rate reform if certain criteria are met. The interest rate applied to the Company’s new debt resulting from the comprehensive refinance is based on SOFR, which is a broad measure of the cost of borrowing cash overnight collateralized by treasury securities. Refer to Note 8—Debt and Financing Costs in the Notes to our Consolidated Financial Statements of this Annual Report for discussion of SOFR applicable to the Company’s debt structures.
Recent Accounting Pronouncement Not Yet Adopted
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements (“ASU 2023-06”). This update represent changes to clarify or improve disclosure and presentation requirements of a variety of Topics, including 230-10 Statement of Cash Flows—Overall, 250-10 Accounting Changes and Error Corrections— Overall, 260-10 Earnings Per Share— Overall, 270-10 Interim Reporting— Overall, 440-10 Commitments—Overall, 470-10 Debt—Overall, 505-10 Equity—Overall, 815-10 Derivatives and Hedging—Overall, 860-30 Transfers and Servicing—Secured Borrowing and Collateral, 932-235 Extractive Activities— Oil and Gas—Notes to Financial Statements, 946-20 Financial Services—Investment Companies—Investment Company Activities and 974-10 Real Estate—Real Estate Investment Trusts—Overall. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, the amendments will be effective two years later. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The Company is currently evaluating the effect that ASU 2023-06 will have on the disclosures within its Consolidated Financial Statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendment requires a public entity disclose, on an annual and interim basis (1) significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”); (2) an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss; (3) clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources; (4) the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in this Update retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the effect that ASU 2023-07 will have on the disclosures within its Consolidated Financial Statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”). The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). A public business entity is required to provide an explanation, if not otherwise evident, of the individual reconciling items disclosed, such as the nature, effect, and underlying causes of the reconciling items and the judgment used in categorizing the reconciling items. The amendments in this update require that all entities disclose on an annual basis (1) the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes and (2) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments in this update eliminate the requirement for all entities to (1) disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or (2) make a statement that an estimate of the range cannot be made. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. The amendments in this Update should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the effect that ASU 2023-09 will have on the disclosures within its Consolidated Financial Statements.

3.    BUSINESS COMBINATIONS
As of December 31, 2023, our allocation of purchase price for acquisitions made during 2023 and 2022 are detailed below:

	Acquisition Date	Acquisition	Consideration Transferred	Current Assets	Property Plant & Equipment	Intangible Assets	Other Long Term Assets	Goodwill	Liabilities	Noncontrolling Interest

			(In thousands)
(1)	Q1 2023	Midstream Infrastructure Assets and Incentive and Acceleration Agreement(a)	$125,000	$4,736	$61,850	$3,150	$55,264	$—	$—	$—
(2)	Q1 2022	Altus Midstream Company (“ALTM”)	$1,013,745	$38,750	$634,923	$13,200	$1,752,500	$5,077	$(967,988)	$(462,717)
(a)Consideration includes $65.0 million paid for certain midstream assets and $60.0 million paid related to the incentive and acceleration agreement.
Midstream Infrastructure Assets
In the first quarter of 2023, the Partnership closed on a purchase and sale agreement for certain midstream assets for $65.0 million together with a new 20-year midstream service agreement. Midstream assets acquired consisted of water gathering and disposal assets and intangible right-of-way assets. As the net book value of the acquired assets were approximate to their fair market value, consideration was allocated to property plant and equipment and intangible based on the historical long-lived assets and intangible assets ratio acquired. In addition, the Partnership entered into an incentive and acceleration agreement related to near term supplemental development activities on acreage dedicated for midstream services to affiliates of the Partnership. Such development activities began in October 2023 and are subject to semi-annual performance milestones and subject to refund with consequential monetary penalty if not satisfied. Consideration for the incentive and acceleration agreement of $60.0 million was capitalized as a contract asset in accordance with ASC 606, of which $4.7 million was included in “Prepaid and Other Current Assets” and $55.3 million was included in “Deferred Charges and Other Assets” in the Consolidated Balance Sheet as of the date of acquisition. Acquisition-related costs were immaterial for this transaction. Acquired net assets from this business combination were included in the Midstream Logistic segment.
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
The Transaction was accounted for as a reverse merger in accordance with ASC 805, which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair value. During the 12-month measurement period following the acquisition date, the Company made necessary adjustments as information became available to the purchase price allocation, including, but not limited to, working capital and valuation of the underlying assets of the EMIs. The Company recorded goodwill of $5.1 million related to operational synergies.
The Company incurred acquisition-related costs of nil and $6.4 million for the years ended December 31, 2023 and 2022, respectively, related to the Transaction.

4.    REVENUE RECOGNITION
The following table presents a disaggregation of the Company’s revenue:

	For the Year Ended December 31,
	2023	2022	2021

	(In thousands)
Gathering and processing services	$417,751	$393,954	$272,677
Natural gas, NGLs and condensate sales	822,410	806,353	385,622
Other revenue	16,251	13,183	3,745
Total revenues	$1,256,412	$1,213,490	$662,044
There have been no significant changes to the Company’s contracts with customers during the years ended December 31, 2023, 2022, and 2021. Contracts with customers acquired through the Transaction had similar structures as the Company’s existing contracts with customers. For the years ended December 31, 2023, 2022, and 2021 the Company recognized revenues from producer MVC short falls of $1.6 million, $4.0 million and $2.5 million, respectively.
Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that has not yet been recognized, representing our contractually committed revenues as of December 31, 2023:

Fiscal Year	Amount
(In thousands)
2024	$55,286
2025	74,404
2026	64,789
2027	64,105
2028	17,408
Thereafter	249,296
$525,288
Our contractually committed revenue, for purposes of the tabular presentation above, is limited to customer contracts that have fixed pricing and fixed volume terms and conditions, generally including contracts with payment obligations associated with MVCs.
Contract Liabilities

The following provides information about contract liabilities from contracts with customers:

(In thousands)	2023	2022
Balance as of January 1	$29,300	$14,756
Reclassification of beginning contract liabilities to revenue as a result of performance obligations being satisfied	(9,292)	(7,180)
Cash received in advance and not recognized as revenue	12,230	21,724
Balance as of December 31	32,238	29,300
Less: Current portion	6,477	6,607
Non-current portion	$25,761	$22,693
Contract liabilities relate to payments received in advance of satisfying performance obligations under a contract, which result from contribution in aid of construction payments. Current and noncurrent contract liabilities are included in “Other Current Liabilities” and “Contract Liabilities”, respectively, of the Consolidated Balance Sheets.
Contract liabilities balance as of December 31, 2023 increased $2.9 million compared to that as of December 31, 2022. Higher contract liabilities balance reflected new projects started during 2023 that included provisions for customer capital reimbursements.

Contract Cost Assets
The Company has capitalized certain costs incurred to obtain a contract or additional contract dedicated acreage or volumes that would not have been incurred if the contract or associated acreage and volumes had not been obtained. These costs are recovered through the net cash flows of the associated contract. As of December 31, 2023 and 2022, the Company had contract cost assets of $71.2 million and $17.8 million, respectively. Current and noncurrent contract cost assets are included in “Prepaid and Other Current Assets” and “Deferred Charges and Other Assets”, respectively, of the Consolidated Balance Sheets. The Company amortizes these assets as cost of sales on a straight-line basis over the life of the associated long-term customer contract. For the years ended December 31, 2023, 2022, and 2021, the Company recognized cost of sales associated with these assets of $6.6 million, $1.8 million and $1.8 million, respectively.
Contract cost assets balance as of December 31, 2023 increased $53.4 million compared to that as of December 31, 2022. The increase was primarily related to the $60.0 million consideration paid for the incentive and acceleration agreement the Company entered into along with the midstream infrastructure assets acquisition consummated in first quarter of 2023. See further discussion in Note 3—Business Combinations in the Notes to our Consolidated Financial Statements in this Annual Report.

5.    PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment, at carrying value, is as follows:

	December 31,
	2023	2022

	(In thousands)
Gathering, processing, and transmission systems and facilities	$3,253,539	$2,904,084
Vehicles	11,447	9,290
Computers and equipment	6,242	4,289
Less: accumulated depreciation	(626,223)	(474,258)
Total depreciable assets, net	2,645,005	2,443,405
Construction in progress	74,369	70,325
Land	23,853	21,482
Total property, plant, and equipment, net	$2,743,227	$2,535,212
The cost of property classified as “Construction in progress” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet available to be placed into productive service as of the respective reporting date. The Company recorded $158.6 million, $139.6 million and $106.8 million of depreciation expense for the years ended December 31, 2023, 2022, and 2021, respectively.
Capitalized interest included in property, plant and equipment amounted to $6.4 million, $1.4 million and $0.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

6.    INTANGIBLE ASSETS, NET
Intangible assets, net are comprised of the following:

	December 31,
	2023	2022

	(In thousands)
Customer contracts	$1,139,665	$1,137,831
Right of way assets	141,711	127,539
Less accumulated amortization	(689,706)	(569,981)
Total amortizable intangible assets, net	$591,670	$695,389
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
At December 31, 2023, the remaining weighted average amortization periods for customer contracts and right of way assets were approximately 6.94 years and 6.59 years, respectively. The overall remaining weighted average amortization period for the intangible assets as of December 31, 2023 was approximately 6.89 years.
The Company recorded $122.3 million, $120.7 million and $136.8 million of amortization expense for the years ended December 31, 2023, 2022, and 2021, respectively. There was no impairment recognized on intangible assets for the years ended December 31, 2023, 2022, and 2021, respectively.
Estimated aggregate amortization expense for the remaining unamortized balance in future years is as follows:

Fiscal Year	Amount
(In thousands)
2024	$122,160
2025	121,121
2026	114,184
2027	79,408
2028	33,454
Thereafter	121,343
Total	$591,670

7.    EQUITY METHOD INVESTMENTS
As of December 31, 2023, the Company owned investments in the following long-haul pipeline entities in the Permian Basin. These investments were accounted for using the equity method of accounting. For each EMI pipeline entity, the Company has the ability to exercise significant influence based on certain governance provisions and its participation in the significant activities and decisions that impact the management and economic performance of the EMI pipeline.
The table below presents the ownership percentages and investment balances held by the Company for each entity:

	December 31,
	2023		2022

	(In thousands, except for ownership percentages)
	Ownership	Amount	Ownership	Amount
Permian Highway Pipeline LLP (“PHP”)(1)	55.5%	$1,666,254	53.3%	$1,474,800
Breviloba LLC (“Breviloba”)	33.0%	443,684	33.0%	455,057
Gulf Coast Express Pipeline LLC (“GCX”)	16.0%	431,051	16.0%	451,483
		$2,540,989		$2,381,340
(1)The PHP expansion project, started in June 2022, was completed and went into service in December 2023. The Company’s ownership increased to 55.5% upon completion.
Additionally, as of December 31, 2023, the Company owned 15.0% of Epic Crude Holdings, LP (“EPIC”). However, no dollar value was assigned through the Transaction’s purchase price allocation as an adjustment was made to eliminate equity in losses of EPIC. No additional contribution was made to EPIC and no distribution or equity income was received from EPIC during the year-ended December 31, 2023.
As of December 31, 2023 and 2022, the unamortized basis differences included in the EMI pipelines’ investment balances were $349.3 million and $363.2 million. These amounts represent differences in the Company’s contributions to date and the Company’s underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized basis differences will be amortized into equity income over the useful lives of the underlying pipeline assets. There was capitalized interest of $24.7 million and $13.4 million as of December 31, 2023 and 2022, respectively. Capitalized interest is amortized on a straight-line basis into equity income.

The following table presents the activities in the Company’s EMIs:

	PHP	Breviloba	GCX	Total

	(In thousands)
Balance at December 31, 2021	$626,477	$—	$—	$626,477
Acquisitions	817,500	467,500	467,500	1,752,500
Contributions	76,770	—	—	76,770
Distributions	(170,409)	(38,816)	(47,539)	(256,764)
Capitalized interest	1,401	—	—	1,401
Equity income, net(1)	123,061	26,373	31,522	180,956
Balance at December 31, 2022	$1,474,800	$455,057	$451,483	$2,381,340
Contributions	226,948	—	—	226,948
Distributions	(178,542)	(42,711)	(57,916)	(279,169)
Capitalized interest	11,855	—	—	11,855
Equity income, net(1)	131,193	31,338	37,484	200,015
Balance at December 31, 2023	$1,666,254	$443,684	$431,051	$2,540,989
(1)For the year ended December 31, 2023, net of amortization of basis differences and capitalized interests, which represents undistributed earnings, the amortization was $7.5 million from PHP, $0.7 million from Breviloba and $6.2 million from GCX. For the year ended December 31, 2022, net of amortization of basis differences and capitalized interests, which represents undistributed earnings, the amortization was $6.8 million from PHP, $0.6 million from Breviloba and $5.3 million from GCX.
Summarized Financial Information
The following represented selected income statement and balance sheet data for the Company’s EMI pipeline entities (on a 100 percent basis):

	For the Year Ended December 31, 2023
	PHP	Breviloba	GCX

Statements of Operations	(In thousands)
Revenues	$401,668	$188,921	$364,223
Operating income	259,872	93,763	267,019
Net income	261,332	94,378	273,194

	For the Year Ended December 31, 2022
	PHP	Breviloba	GCX

Statements of Operations	(In thousands)
Revenues	$396,846	$183,328	$364,223
Operating income	261,040	98,119	269,150
Net income	261,028	97,834	268,493

	For the Year Ended December 31, 2021
	PHP	Breviloba	GCX

Statements of Operations	(In thousands)
Revenues	$397,237	$157,683	$362,399
Operating income	237,230	92,568	254,772
Net income	236,528	92,005	253,535

	December 31,
	2023			2022
	PHP	Breviloba	GCX	PHP	Breviloba	GCX

Balance Sheets	(In thousands)
Current assets	$101,900	$30,108	$49,884	$94,771	$30,541	$47,935
Noncurrent assets	2,575,843	1,277,648	1,509,632	2,310,739	1,308,087	1,594,623
Total assets	$2,677,743	$1,307,756	$1,559,516	$2,405,510	$1,338,628	$1,642,558

Current liabilities	$67,597	$17,131	$21,908	$63,392	$12,352	$16,103
Noncurrent liabilities	—	8,427	329	—	9,029	395
Equity	2,610,146	1,282,198	1,537,279	2,342,118	1,317,247	1,626,060
Total liabilities and equity	$2,677,743	$1,307,756	$1,559,516	$2,405,510	$1,338,628	$1,642,558

8.    DEBT AND FINANCING COSTS
Comprehensive Refinancing 2022
On June 8, 2022, the Partnership completed the private placement of $1.00 billion aggregate principal amount of 5.875% Senior Notes due 2030 (the “2030 Notes”), which are fully and unconditionally guaranteed by the Company. The Notes were issued under our Sustainability-Linked Financing Framework and include certain Sustainability Performance Targets (“SPT”) that the Company needs to meet from and including June 15, 2027.
In addition, the Partnership entered into the revolving credit agreement with Bank of America, N.A. as administrative agent, which provides for a $1.25 billion revolving credit facility (the “Revolving Credit Facility”) maturing on June 8, 2027, and the Term Loan with PNC Bank as administrative agent, which provided for a $2.00 billion senior unsecured term loan credit facility (“Term Loan”) maturing on June 8, 2025, which was amended on December 6, 2023 to extend the maturity date from June 8, 2025 to June 8, 2026, with an additional automatic six-month extension of the amended maturity date to December 8, 2026, at such time as no more than $1.00 billion of an aggregate principal amount of loans under the Term Loan remain outstanding, subject to customary conditions. Both the Revolving Credit Facility and Term Loan include certain “Sustainability Adjustment” features that could result in an interest rate adjustment that depends on the Company meeting the sustainability targets defined in respective agreement.
Proceeds from the Notes and the Term Loan were used to repay all outstanding borrowings under previous credit facilities and to pay fees and expenses related to the offering. The Company recorded a loss on debt extinguishment of $28.0 million for the year ended December 31, 2022.
December 2028 Sustainability-Linked Senior Notes
On December 6, 2023, the Partnership completed a private placement of $500.0 million aggregate principal amount of 6.625% Sustainability-Linked Senior Notes due 2028 (the “Original 2028 Notes”) at par. Further, on December 19, 2023, the Company completed an additional private placement of $300.0 million aggregate principal amount of 6.625% Sustainability-Linked Senior Notes due 2028 (the “Additional 2028 Notes”) at 100.50% of face amount (collectively, the “2028 Notes”). The Original 2028 Notes and the Additional 2028 Notes are treated as a single series of securities under the indenture governing the 2028 Notes, vote together as a single class, and have substantially identical terms, other than the issue date and issue price. The 2028 Notes are fully and unconditionally guaranteed by the Company and issued under our Sustainability-Linked Financing Framework, and include sustainability-linked features described below. Proceeds from the 2028 Notes, together with cash on hand and borrowings under the Partnership’s Revolving Credit Facility, were used to repay a portion of the outstanding borrowings under the Partnership’s existing Term Loan. See additional information regarding the 2023 Term Loan Amendment below.
Interest on the 2028 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2024. The aggregate fees and expenses paid to obtain the 2028 Notes totaled $11.2 million and were capitalized as debt issuance cost and included in the Consolidated Balance Sheets as a direct deduction to the 2028 Notes. The $1.5 million premium was added to the 2028 Notes. The debt issuance cost was amortized and debt premium was accreted to interest expense over the term of the 2028 Notes using the effective interest method.

From and including June 15, 2027, the interest rate accruing on the 2028 Notes will be increased by an additional 0.250% per annum unless the Partnership delivers written notice to the trustee on or before the date that is 15 days prior to June 15, 2027 that the Partnership has satisfied, and an independent external verifier has confirmed satisfaction of the SPT as defined in the indenture governing the 2028 Notes related to three key performance indicators:(1) Reduction of Scope 1 and Scope 2 greenhouse gas emissions intensity, (2) Reduction of Scope 1 and Scope 2 methane gas emissions intensity and (3) female representation in corporate officer positions. If the conditions set forth above have only been satisfied for one or two of the SPTs rather than all three, the interest rate accruing on the 2028 Notes will be increased by an additional 0.0833% per annum for each SPT which has not been satisfied and externally verified on June 15, 2027. If the interest rate accruing on the 2028 Notes is increased in the manner set forth above and the Partnership subsequently delivers written notice to the trustee that it has satisfied the SPTs set forth in clause (1) and (2) above and such satisfaction has been confirmed by an independent external verifier, on or before the date that is 15 days prior to June 15, 2028, the interest rate accruing on the 2028 Notes will be reduced by 0.0833% per annum for each such SPT.
The Partnership may redeem in whole or in part, at a redemption price equal to the Make-Whole-Redemption Price, which is the greater of (1) 100% of the principal amount of the 2028 notes to be redeemed or (2) the present value of the 2028 Notes to be redeemed at such redemption date, prior to December 15, 2025. On or after December 15, 2025, the Partnership may redeem in whole or in part at the redemption price set forth in the indenture agreement governing the 2028 Notes.
Term Loan Amendment 2023
On December 6, 2023, the Partnership, the Company, PNC Bank, and the banks and other financial institutions party thereto, as lenders, entered into a First amendment to Credit Agreement (the “First Amendment”), concurrently with the closing of its 2028 Notes discussed above.
The First Amendment (1) extended the maturity of the Term Loan to June 8, 2026 upon the prepayment of a principal amount of loans under the Term Loan of no less than $500.0 million; and (2) provided for an additional automatic six-month extension of the amended maturity date to December 8, 2026, at such time as no more than $1.00 billion of an aggregate principal amount of loans under the Term Loan remain outstanding, subject to customary conditions. Pursuant to FASB ASC 470-50, Modifications and Extinguishments, the Company determined that the amendment of the maturity date is a modification of the original Term Loan. Fees paid directly to lenders in arranging the modification totaled $1.5 million and were recorded as an original debt discount and included in the Consolidated Balance Sheets as a direct deduction of the Term Loan and was amortized over the modified remaining life of the Term Loan using the effective interest method. Cost incurred with third parties directly related to the modification totaled $0.6 million and were expensed as incurred. Furthermore, the partial paydown of the principal under the Term Loan totaled $800.0 million, using proceeds from the 2028 Notes, resulting in the write off (loss extinguishment) of a proportional amount of the remaining unamortized debt issuance cost and original discount from the Term Loan immediately prior to the paydown. The Company recorded a $1.9 million loss on extinguishment from these write offs in the Consolidated Statements of Operations.
Sustainability Performance Targets
The Partnership’s outstanding debts were 100% linked to sustainability performance targets as of December 31, 2023 and 2022, among which, the Partnership’s 2030 Notes and the 2028 Notes have SPTs that would result in interest rate adjustments starting on June 15, 2027, and the Partnership’s Term Loan and Revolving Credit Facility have SPTs to be met for each calendar year starting in 2022 and onward.
The Partnership delivered a certificate regarding performance of SPTs under the Term Loan and Revolving Credit Facility, which are linked to key performance indicators with respect to methane emission intensity ratio and female officer representation, in 2023. The Company met both SPTs by achieving a reduction of 12.0% of methane emission intensity from 2021 (base year) to 2022, which was 8.7% higher than the respective SPT under the Term Loan and Revolving Credit Facility, and a 17.7% female participation rate in 2022, which was 8.0% higher than the respective SPT under the Term Loan and Revolving Credit Facility. As a result of meeting both SPTs under the Term Loan and Revolving Credit Facility, there was a negative 0.05% sustainability rate adjustment made to both instruments.

Compliance with our Covenants
Both the Revolving Credit Facility with Bank of America, N.A. as administrative agent, and the Term Loan with PNC Bank as administrative agent, contain customary covenants and restrictive provisions which may, among other things, limit the Partnership’s ability to create liens, incur additional indebtedness, make restricted payments, or liquidate, dissolve, consolidate with or merge into or with any other person. The 2030 Notes and the 2028 Notes also contain covenants and restrictive provisions, which may, among other things, limit the Partnership’s and its subsidiaries’ ability to create liens to secure indebtedness and the Partnership’s ability to consolidate or combine with or merge into any other person.
As of December 31, 2023, the Partnership is in compliance with all customary and financial covenants.
Fair Value of Financial Instruments
The fair value of the Company and its subsidiaries’ consolidated debt as of December 31, 2023 and 2022 was $3.57 billion and $3.34 billion, respectively. At December 31, 2023, the 2030 Notes and the 2028 Notes’ fair value were based on Level 1 inputs and the Term Loan and Revolving Credit Facility’s fair value was based on Level 3 inputs.
The following table summarizes the Company’s debt obligations:

	December 31,
	2023	2022

	(In thousands)
Unsecured term loan	$1,200,000	$2,000,000
$1.00 billion 2030 senior unsecured notes	1,000,000	1,000,000
$0.80 billion 2028 senior unsecured notes	800,000	—
$1.25 billion revolving line of credit	594,000	395,000
Total Long-term debt	3,594,000	3,395,000
Deferred debt issuance costs, net(1)	(31,510)	(26,490)
Unamortized debt premium and discount, net	319	—
Long-term portion of debt, net	$3,562,809	$3,368,510
(1)Excludes unamortized debt issuance cost related to the Revolving Credit Facility. Unamortized debt issuance cost associated with the Revolving Credit Facility was $5.4 million and $6.9 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the current and non-current portion of the unamortized debt issuance costs related to the revolving credit facilities were included in the “Prepaid and other current assets” and “Deferred charges and other assets” of the Consolidated Balance Sheets, respectively.
Interest Income and Financing Costs, Net of Capitalized Interest
The table below presents the components of the Company’s financing costs, net of capitalized interest:

	For the Year Ended December 31,
	2023	2022	2021

	(In thousands)
Capitalized interest	$(18,270)	$(2,747)	$(868)
Debt issuance costs	6,194	9,569	13,369
Interest expense	217,930	142,430	104,864
Total financing costs, net of capitalized interest	$205,854	$149,252	$117,365
As of December 31, 2023 and 2022, unamortized debt issuance costs associated with the 2030 Notes, the 2028 Notes and the Term Loan were $31.5 million and $26.5 million, respectively, and unamortized debt premium and discount, net, associated with the 2028 Notes and Term Loan were $0.3 million and nil, respectively.

The following table reflects future maturities of long-term debt for each of the next five years and thereafter. These amounts exclude approximately $31.2 million in unamortized deferred financing costs, debt premium and discount:

Fiscal Year	Amount
(In thousands)
2024	$—
2025	—
2026	1,200,000
2027	594,000
2028	800,000
Thereafter	1,000,000
Total	$3,594,000

9.   ACCRUED EXPENSES
The following table provides detail of the Company’s other current liabilities:

	December 31,
	2023	2022

	(In thousands)
Accrued product purchases	$109,172	$115,773
Accrued taxes	632	19,509
Accrued salaries, vacation, and related benefits	1,872	3,934
Accrued capital expenditures	18,534	3,892
Accrued interest	33,760	24,815
Accrued other expenses	13,451	5,991
Total accrued expenses	$177,421	$173,914
Accrued product purchases mainly accrue the liabilities related to producer payments and any additional business-related miscellaneous fees we owe to third parties, such as transport or capacity fees as of December 31, 2023 and 2022.

10. LEASES
Components of lease costs are presented on the Consolidated Statements of Operations as “General and administrative expense” for real-estate leases and operating expense for non-real estate leases. Total operating lease cost for the years ended December 31, 2023, 2022 and 2021 were $45.6 million, $37.7 million, and $38.7 million, respectively. Short-term lease cost for the years ended December 31, 2023, 2022 and 2021 were $3.4 million, $6.2 million, and $4.8 million, respectively.
The following table presents other supplemental lease information:

	Year Ended December 31,
	2023	2022

	(In thousands)
Operating cash flows from operating lease	$45,366	$37,420
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,189	$7,059
Weighted-average remaining lease term — operating leases (in years)	1.51	1.72
Weighted-average discount rate — operating leases	8.76%	6.62%

The following table presents future minimum lease payments under operating leases:

Fiscal Year	Amount
(In thousands)
2024	$30,938
2025	7,111
2026	785
2027	707
2028	712
Thereafter	601
Total lease payments	40,854
Less: interest	(2,302)
Present value of lease liabilities	$38,552

11. EQUITY AND WARRANTS
Redeemable Noncontrolling Interest - Common Unit Limited Partners
On February 22, 2022, the Company consummated the previously announced business combination transactions contemplated by the Contribution Agreement, dated as of October 21, 2021. Pursuant to the Contribution Agreement, in connection with the Closing, (i) Contributor contributed all the equity interests of the Contributed Entities to the Partnership; and (ii) in exchange for such contribution, the Partnership transferred to Contributor 50,000,000 common units representing limited partner interests in the Partnership and 50,000,000 shares of the Company’s Class C Common Stock, par value $0.0001 per share. Please refer to Note 1—Description of Business and Basis of Presentation in the Notes to our Consolidated Financial Statements in this Annual Report.
The redemption option of the Common Unit is not legally detachable or separately exercisable from the instrument and is non-transferable, and the Common Unit is redeemable at the option of the holder. Therefore, the Common Unit is accounted for as redeemable noncontrolling interest and classified as temporary equity on the Company’s Consolidated Balance Sheet. During 2023, 180,962 common units were redeemed on a one-for-one basis for shares of Class A Common Stock and a corresponding number of shares of Class C Common Stock were cancelled. There were 94,089,038 Common Units and an equal number of Class C Common Stock issued and outstanding as of December 31, 2023. The Common Units fair value was approximately $3.16 billion and $3.11 billion as of December 31, 2023 and 2022, respectively. The fair value of the Common Units is estimated based on a quoted market price.

Preferred Units
Upon Closing, the Company assumed certain Preferred Units that were issued and outstanding as of the Closing Date. At the Closing, the Company assumed liabilities of $200.7 million related to mandatory redeemable Preferred Units and temporary equity of $462.7 million related to redeemable noncontrolling interest - Preferred Units Limited Partners. During 2022, the Company redeemed all assumed Preferred Units from the Closing and recorded a gain on the redemption of mandatorily redeemable Preferred Units of $9.6 million and a gain on embedded derivative related to the redeemable noncontrolling interest - Preferred Units Limited Partners of $89.1 million.
Warrants
Upon Closing, the Company assumed certain warrants that were outstanding on the Closing Date. At the Closing, the Company recorded liabilities related to the warrants of $0.2 million. There were 12,577,350 Public Warrants, valued based on Level 1 inputs, and 6,364,281 Private Placement Warrants, valued based on Level 3 inputs. All Public Warrants and Private Placement Warrants expired on November 9, 2023. The Company recorded favorable fair value adjustments of $0.1 million and $0.1 million in “Interest and other income” of the Consolidated Statements of Operations for the years ended December 31, 2023 and 2022, respectively.
Stock Repurchase Program
In February 2023, the Board of Directors (the “Board”) approved a stock repurchase program (“Repurchase Program”), authorizing discretionary purchases of the Company’s Class A Common Stock up to $100.0 million in the aggregate.

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
During the year ended December 31, 2023, the Company repurchased 194,174 shares at a total cost of $5.8 million. The Company retired all treasury stock as of December 31, 2023.
For more information regarding the non-deductible 1% U.S. federal excise tax imposed on certain repurchases of stock by publicly traded U.S. corporations, please refer to Part I—Item 1A Risk Factors—Risks Related to Ownership of our Common Stock.
Dividend
On February 22, 2022, the Company entered into a Dividend and Distribution Reinvestment Agreement (the “Reinvestment Agreement”) with certain stockholders including BCP Raptor Aggregator, LP, BX Permian Pipeline Aggregator, LP, Buzzard Midstream LLC, APA Corporation Apache Midstream LLC, and certain individuals (each, a “Reinvestment Holder”). Under the Reinvestment Agreement, each Reinvestment Holder is obligated to reinvest at least 20% of all distributions on Common Units or dividends on shares of Class A Common Stock in the Company’s Class A Common Stock. Additionally, the Audit Committee resolved that for the calendar year 2023, 100% of all distributions or dividends received by each Reinvestment Holder would be reinvested in newly issued shares of Class A Common Stock. The Reinvestment Agreement will terminate automatically on March 8, 2024. As described in these Consolidated Financial Statements, as the context requires, dividends paid to holders of Class A Common Stock and distributions paid to holders of Common Units may be referred to collectively as “dividends.”
During 2023, the Company made cash dividend payments of $82.0 million to holders of Class A Common Stock and Common Units and $352.1 million was reinvested in shares of Class A Common Stock by each Reinvestment Holder.
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
All corresponding per-share and share amounts, excluding the Transaction, for periods prior to June 8, 2022 have been retrospectively restated in this Annual Report to reflect the Stock Split.

12. FAIR VALUE MEASUREMENTS
The following tables present financial assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2023
	Level 1	Level 2	Level 3	Total

	(In thousands)
Commodity swap	$—	$3,663	$—	$3,663
Interest rate derivatives	—	4,314	—	4,314
Total assets	$—	$7,977	$—	$7,977

Commodity swaps	$—	$1,749	$—	$1,749
Interest rate derivatives	—	5,348	—	5,348
Total liabilities	$—	$7,097	$—	$7,097

	December 31, 2022
	Level 1	Level 2	Level 3	Total

	(In thousands)
Commodity swap	$—	$4,288	$—	$4,288
Interest rate derivatives	—	2,675	—	2,675
Total assets	$—	$6,963	$—	$6,963

Commodity swaps	$—	$5,718	$—	$5,718
Interest rate derivatives	—	8,328	—	8,328
Public warrants	50	—	—	50
Private warrants	—	—	38	38
Total liabilities	$50	$14,046	$38	$14,134
Our derivative contracts consist of interest rate swaps and commodity swaps. Valuation of these derivative contracts involved both observable publicly quoted prices and certain credit valuation inputs that may not be readily observable in the marketplace. As such derivative contracts are classified as Level 2 in the hierarchy. Refer to Note 13—Derivatives and Hedging Activities in the Notes to our Consolidated Financial Statements for further discussion related to commodity swaps and interest rate swaps.
Long-term debt’s carrying value can vary from fair value. See Note 8—Debt and Financing Costs in the Notes to Consolidated Financial Statements for further information. The carrying amounts reported on the Consolidated Balance Sheets for the Company’s remaining financial assets and liabilities approximate fair value due to their short-term nature. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the year ended December 31, 2023.

13. DERIVATIVES AND HEDGING ACTIVITIES
The Company is exposed to certain risks arising from both its business operations and economic conditions, and it enters into certain derivative contracts to manage exposure to these risks. To minimize counterparty credit risk in derivative instruments, the Company enters into transactions with high credit-rating counterparties. The Company did not elect to apply hedge accounting to these derivative contracts and recorded the fair value of the derivatives on the Consolidated Balance Sheets as of December 31, 2023 and 2022.
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
The Company’s objectives in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as interest rate derivatives involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract.
In November 2022 and March 2023, the Company entered into three interest rate swap contracts with total notional amounts of $2.25 billion effective on May 1, 2023 and maturing on May 31, 2025. Upon closing of the First Amendment of the Term Loan, the Company terminated one existing interest rate swap contract and partially terminated another in December 2023. As of December 31, 2023, the Company had two interest rate swap contracts with total notional amounts of $1.70 billion maturing on May 31, 2025 that pay a fixed rate ranging from 4.38% to 4.48% for the respective notional amounts.
The fair value or settlement value of the consolidated interest rate swaps outstanding are presented on a gross basis on the Consolidated Balance Sheets. Interest rate swap derivative assets were $4.3 million and $2.7 million as of December 31, 2023 and 2022, respectively. Interest rate swap derivative liabilities were $5.3 million and $8.3 million as of December 31, 2023 and 2022, respectively. The Company recorded cash settlements on interest rate swap derivatives of $12.7 million, $10.9 million and $(2.9) million, for the years ended December 31, 2023, 2022 and 2021, respectively, in “Interest Expense” of the Consolidated Statements of Operations. In addition, the Company recorded favorable fair value adjustments of $17.3 million,

$7.9 million and $4.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, in “Interest Expense” of the Consolidated Statements of Operations.
Commodity Price Risk
The results of the Company’s operations may be affected by the market prices of oil, natural gas and NGLs. A portion of the Company’s revenue is directly tied to local natural gas, natural gas liquids and condensate prices in the Permian Basin and the U.S. Gulf Coast. Fluctuations in commodity prices also impact operating cost both directly and indirectly. Management regularly reviews the Company’s potential exposure to commodity price risk and manages exposure of such risk through commodity hedge contracts.
During 2023, the Company entered into multiple commodity swap contracts based on the OPIS NGL Mont Belvieu prices for ethane, propane and butane, the Waha Basis index and the NYMEX West Texas Intermediate Control index. These contracts are on various notional quantities of NGLs, natural gas and crude. Similarly, the Company has entered into various natural gas and crude basis spread swaps. These contracts are effective over the next 1 to 17 months and are used to hedge against location price risk of the respective commodity resulting from supply and demand volatility and protect cash flows against price fluctuations.
The table below presents detail information of commodity swaps outstanding as of December 31, 2023 (in thousands, except volumes):

			December 31, 2023
Commodity	Instruments	Unit	Volume	Net Fair Value

				(In thousands)
Natural Gas	Commodity Swap	MMBtus	920,000	$61
NGL	Commodity Swap	Gallons	58,401,000	1,415
Crude	Commodity Swap	Bbl	27,300	44
Crude Collars	Commodity Swap	Bbl	109,600	132
Crude Basis Spread Swaps	Commodity Swap	Bbl	132,000	(49)
Natural Gas Basis Spread Swaps	Commodity Swap	MMBtus	34,415,000	311
				$1,914
The fair value or settlement value of the swaps outstanding are presented on a gross basis on the Consolidated Balance Sheets. Commodity swap derivative assets were $3.7 million and $4.3 million as of December 31, 2023 and 2022, respectively. Commodity swap derivative liabilities were $1.7 million and $5.7 million as of December 31, 2023 and 2022, respectively. The Company recorded cash settlements on commodity swap derivatives of $13.1 million, $(0.2) million and $(16.5) million for the years ended December 31, 2023, 2022 and 2021, respectively, in “Product Revenue” of the Consolidated Statements of Operations. In addition, the Company recorded favorable (unfavorable) fair value adjustments of $16.4 million, $(1.4) million and $(16.9) million for the years ended December 31, 2023, 2022 and 2021, respectively, in “Product Revenue” of the Consolidated Statements of Operations.

14. SHARE-BASED COMPENSATION
Class A Shares and Class C Shares
Prior to the Closing, the Company issued incentive units, which included performance and service conditions, to certain employees and Board members. The units consisted of Class A-1, Class A-2, and Class A-3 units.
Immediately upon Closing, all outstanding Class A-1 and Class A-2 units were cancelled and exchanged for 5,300,000 Class A Shares, of the Company’s Class A Common Stock. These Class A Shares are issued and outstanding as they were distributed pro rata to all holders of Class A-1 and Class A-2 units by the Common Unit limited partners from the 50,000,000 common units (pre Stock Split), that such limited partners received upon the Closing. The Common Unit limited partners redeemed Common Units needed for the Class A shares distribution upon the Closing. The Class A Shares are held in escrow and will vest over three to four years. Similarly, the Class A-3 units were exchanged for approximately 326,000 Class C Shares and will vest over four years. The Company also issued approximately 76,000 replacement restricted share awards (“Replacement Awards”) to new employees that transitioned from ALTM as part of the merger. These changes for all three share types established a new measurement date. The Class A Shares, Class C Shares and Replacement Awards were valued based on the Company’s publicly quoted stock price on the measurement date, which was the Closing Date of the Transaction.
The table below summarizes Class A Shares and Class C Shares activity for the year ended December 31, 2023:

	Number of Shares	Weighted Avg Grant-Date Fair Market Value Per Unit
Outstanding and unvested shares at December 31, 2022	5,468,798	$28.92
Vested	796	31.18
Forfeited	23,514	31.18
Outstanding and unvested shares at December 31, 2023	5,444,488	$28.91
Table below summarizes aggregate intrinsic value (market value at vesting date) and grant-date fair value of vested Class A Shares for the years ended December 31, 2023 and 2022. No vesting or forfeitures occurred for Class C Shares during 2023 or 2022.

	Year Ended December 31,
	2023	2022

	(In thousands)
Aggregate intrinsic value of vested Class A Shares	$28	$1,063
Grant-date fair value of vested Class A Shares	$25	$868
Restricted Stock Units
During 2023, pursuant to the Company’s 2019 Omnibus Compensation Plan, as amended from time to time, the Company granted (i) approximately 370,000 RSUs to employees that are scheduled to vest in full on January 1, 2026, subject to continued employment requirements, (ii) approximately 181,000 RSUs to employees in lieu of cash bonus awards that vested immediately upon grant and (iii) approximately 16,000 RSUs to certain members of the Board that vested immediately upon grant. These RSUs are valued at their fair value at the date of grant.
The table below summarizes RSUs activity for the year ended December 31, 2023:

	Number of Shares(1)	Weighted Avg Grant-Date Fair Market Value Per Unit(1)
Outstanding and unvested shares at December 31, 2022	110,490	$25.18
Granted	568,764	31.56
Vested	236,251	29.34
Forfeited	7,783	31.43
Outstanding and unvested shares at December 31, 2023	435,220	$31.15
(1)Number of shares and weighted average fair market value per share here include restricted share awards issued to new employees transitioned from ALTM as part of the merger.
The table below summarizes aggregate intrinsic value (market value at vesting date) and grant-date fair value of vested RSUs for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022

	(In thousands)
Aggregate intrinsic value of vested RSUs	$7,446	$486
Grant-date fair value of vested RSUs	$6,931	$485
With respect to above Class A Shares, Class C Shares and RSUs, the Company recorded compensation expenses of $56.0 million, $42.8 million and nil in “General and administrative expenses” of the Consolidated Statements of Operations, for the years ended December 31, 2023, 2022 and 2021, respectively, based on a straight-line amortization of the associated awards’ fair value over the respective vesting life of the shares. With respect to the above incentive units, no compensation expense was recognized during 2021 as they were considered non-vested prior to their cancellation and exchange. As of December 31, 2023, there were $73.0 million and $9.0 million of unrecognized compensation costs related to unvested Class A Shares and Class C Shares, and RSUs, respectively, and these costs are expected to be recognized over a weighted average period of 1.77 years and 1.97 years, respectively.

15. INCOME TAXES
The total income tax provision consists of the following:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Current income tax expense:
State	$492	$522	$—
	492	522	—
Deferred tax (benefit) expense:
Federal	(235,627)	—	—
State	2,227	2,094	1,865
	(233,400)	2,094	1,865
Total	$(232,908)	$2,616	$1,865
The difference between the effective income tax rate and the U.S. statutory rate is reconciled below:

	Year Ended December 31,
	2023	2022

U.S. statutory rate(1)	21.00%	21.00%
Tax attributable to noncontrolling interest	(13.51)%	(17.55)%
State tax rate	1.64%	1.03%
Other	0.02%	1.22%
Valuation allowance	(160.84)%	(4.67)%
Effective rate	(151.69)%	1.03%
(1)Prior to the Closing on February 22, 2022, the Company was organized as a limited partnership and was not subject to the U.S. federal income tax for the year ended December 31, 2021.
The net deferred tax assets reflect the tax impact of temporary differences between the asset and liability amounts carried on the balance sheet under U.S. GAAP and amounts utilized for income tax purposes. The net deferred tax assets consist of the following:

	December 31,
	2023	2022

	(In thousands)
Deferred tax assets:
Investment in partnership	$145,990	$156,763
Net operating losses	88,788	61,555
Other	849	1,412
Valuation allowance	—	(219,730)
Total deferred tax assets	235,627	—
Deferred tax liabilities:
Property, plant, and equipment	13,244	11,018
Net deferred tax assets (liabilities)	$222,383	$(11,018)
For state purposes, the Company records deferred tax assets and liabilities based on the differences between the carrying value and tax basis of assets and liabilities recorded on the Consolidated Balance Sheets.
For federal purposes, the Company has deferred tax assets related to (i) its investment in the Partnership and (ii) net operating losses (“NOLs”) with no expiration date. The Company has evaluated all positive and negative evidence to conclude that it is more likely than not that such deferred tax assets will be realized. This determination was based, in part, on the fact that the Company achieved a three-year cumulative position of profitability as of December 31, 2023. It is also based on our projections of future taxable income at current commodity prices and our current cost structure. This positive evidence outweighs negative evidence regarding the realization of the Company’s deferred tax assets. As a result, no valuation allowance was recorded with respect to such deferred tax assets as of December 31, 2023.
Internal Revenue Code (“IRC”) Section 382 addresses company ownership changes and specifically limits the utilization of certain deductions and other tax attributes on an annual basis following an ownership change. The Company experienced an ownership change within the meaning of IRC Section 382 during 2022 (prior to the closing of the Transaction) that subjected certain of the Company’s tax attributes, including NOLs, to an IRC Section 382 limitation. Subsequent ownership changes could further impact the limitation in future years. However, notwithstanding such limitation, we expect to use substantially all of our NOLs to offset our future federal tax liabilities. The timing of such usage will depend upon our future earnings and future tax circumstances.
The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which prescribes a minimum recognition threshold a tax position must meet before being recognized in the financial statements. Tax positions generally refer to a position taken in a previously filed income tax return or expected to be included in a tax return to be filed in the future that is reflected in the measurement of current and deferred income tax assets and liabilities.
The Company had no uncertain tax position as of December 31, 2023 and 2022.
The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company has recorded no interest or penalties associated with unrecognized tax benefits. As of December 31, 2023, tax years 2019 through 2023 remain subject to examination by various taxing authorities.

16. NET INCOME PER SHARE
Basic earning per share (“EPS”) is computed by dividing net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding and the assumed issuance of all potentially dilutive securities. Each issue of potential common shares is evaluated separately in sequence from the most dilutive to the least dilutive. The dilutive effect of share-based payment awards and stock options is calculated using the treasury stock method, which assumes share purchases are calculated using the average share price of the Company’s common stock during the applicable period. The Company uses the if-converted method to compute potential common shares exchanged from potentially dilutive Common Units. Under the if-converted method, dilutive Common Units are assumed to be exchanged from the date of the issuance and the resulting shares of Class A Common Stock are included in the denominator of the diluted EPS calculation for the period being presented.

The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per common share:

	Year Ended December 31,
	2023	2022	2021

	(In thousands, except per share amounts)
Net income attributable to Class A common shareholders	$289,442	$40,735	$—
Less: Net income available to participating unvested restricted Class A common shareholders(1)	(17,406)	(12,530)	—
Excess preferred carrying amount over consideration paid(2)	—	32,900	—
Total net income attributable to Class A common shareholders - basic	$272,036	$61,105	$—

Net income attributable to Class A Common shareholders - basic	$272,036	$61,105	$—
Net income attributable to Common Units limited partners(4)	97,010	—	—
Total net income attributable to Class A common shareholders - diluted	$369,046	$61,105	$—

Weighted average shares outstanding - basic(3)(5)	51,823	41,630	—
Dilutive effect of unvested Class A common shares	269	35	—
Dilutive effect of exchange of outstanding Common Units(4)	94,105	—	—
Weighted average shares outstanding - diluted	146,197	41,665	—

Net income available per common share - basic	$5.25	$1.47	$—
Net income available per common share - diluted	$2.52	$1.47	$—
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
(4)The effect of an assumed exchange of outstanding Common Units (and the cancellation of a corresponding number of shares of outstanding Class C Common Stock) would have been anti-dilutive for the year ended December 31, 2022.
(5)Weighted average Class A common shares have been retrospectively restated due to bonus effect of Class A common shares issued under the Reinvestment Agreement for all periods presented in which the Class A common shares were outstanding.
Further discussion of the Company’s outstanding common stock, warrants, Preferred Units and any applicable redemption rights is provided in Note 11—Equity and Warrants in the Notes to our Consolidated Financial Statements.

17.    COMMITMENTS AND CONTINGENCIES
Accruals for loss contingencies arising from claims, assessments, litigation, environmental, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. As of December 31, 2023 and 2022, there were no accruals for loss contingencies.
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
Environmental Matters
As an owner of infrastructure assets with rights to surface lands, the Company is subject to various local and federal laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations and subject the Company to liability for pollution damages. The Company is not aware of any environmental claims existing as of December 31, 2023, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity.
Contingent Liabilities
2019 PDC Acquisition
As part of the acquisition of Permian Gas on June 11, 2019, consideration included a contingent liability arrangement with PDC Permian, Inc. (“PDC”). The arrangement requires additional monies to be paid by the Company to PDC on a per Mcf basis if the actual annual Mcf volume amounts exceed forecasted annual Mcf volume amounts starting in 2020 and continuing through 2029. The arrangement defines the incentive rate per Mcf for each qualifying year and the total monies paid under this arrangement are capped at $60.5 million. Amounts are payable on an annual basis over the earn-out period. The fair value of the contingent liability recognized on the acquisition date of $3.9 million was estimated utilizing the following key assumptions: (1) present value factors based on the Company’s weighted-average cost of capital, 2) a probability weighted payout based on an estimate of future volumes and (3) a discount period consistent with the arrangement’s life and the respective due dates of the potential future payments. Based on current forecasts and discussions with PDC, management revalued this contingent liability with updated assumptions at each reporting period. The Company did not expect PDC’s actual annual Mcf volume amounts to exceed forecasted amounts during the remaining measurement periods as of December 31, 2023 and 2022; therefore, the estimated fair value of the contingent consideration liability was nil as of each date.
Original Altus Transaction
As part of the Transaction, the Company assumed contingent liabilities of $4.5 million related to earn-out consideration of up to 2,500,000 shares of Class A Common Stock, which was part of the original ALTM transaction. The earn-out consideration expired with no value on November 9, 2023.
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
Letters of Credit
Our Revolving Credit Facility maturing on June 8, 2027 can be used for letters of credit. Our obligations with respect to related letters of credit totaled $12.6 million and nil as of December 31, 2023 and 2022, respectively.

18.    RELATED PARTY TRANSACTIONS
Transactions between related parties are considered to be related party transactions even though they may not be given accounting recognition. FASB ASC 850, Related Party Transactions (“Topic 850”), requires that transactions with related parties that would make a difference in decision making shall be disclosed so that users of the financial statements can evaluate their significance.
Upon the Closing of the Transaction on February 22, 2022, the following shareholders own more than 10% of the Company’s issued and outstanding Common Stock: BCP Raptor Aggregator, LP, Blackstone Management Partners, LLC, BX Permian Pipeline Aggregator LP, Buzzard Midstream LLC and Apache Midstream LLC (“Apache Midstream”). Out of these affiliates, the Company has product and service revenue contracts and operating expense contracts with Apache Midstream. In addition, Apache Midstream acquired Titus Oil and Gas, LLC (“Titus”) in October 2022, at which time Titus became a related party. Furthermore, in December 2023, Apache entered into an Underwriting Agreement to sell 7,475,000 shares of the Company’s Class A Common Stock in a secondary offering. Apache owned less than 10% of the Company’s issued and outstanding Common Stock after the sale.
Also, upon Closing of the Transaction, the Company acquired initial equity interests in Breviloba, GCX and EPIC, and an additional equity interest in PHP. Investments in these EMIs are accounted for using the equity investment method and are considered unconsolidated affiliates. The Company makes contributions, receives distributions and records equity in earnings or losses from these EMIs. See Note 7—Equity Method Investments in the Notes to our Consolidated Financial Statements in this Annual Report for further information. In addition to equity investment activities, the Company pays a demand fee to PHP and a capacity fee to Breviloba for certain volumes transported on the Shin Oak pipeline.
The following table summarizes transactions with the above unconsolidated affiliates. Investment contributions, distributions and equity in earnings from EMIs are detailed in Note 7—Equity Method Investments in the Notes to our Consolidated Financial Statements in this Annual Report, thus, not included in the table below. Apache Midstream, Titus, GCX, EPIC and Breviloba were not considered related parties during 2021.

	For the Year Ended December 31,
	2023	2022	2021

	(In thousands)
Operating revenue	$104,138	$107,662	$7,300
Operating expense	759	632	—
Cost of sales	59,118	39,304	62,900
As of December 31, 2023, accounts receivable due from Apache Midstream and Titus totaled $15.8 million and immaterial accounts payable were due to Apache Midstream or Titus. As of December 31, 2022, accounts receivable from Apache Midstream and Titus totaled $17.6 million and immaterial accounts payable were due to Apache Midstream and Titus. As of December 31, 2023 and 2022, No accounts receivable or payable were due from or to PHP or Breviloba.

19.    SEGMENTS
Our two operating segments represent the Company’s segments for which discrete financial information is available and is utilized on a regular basis by our CODM to make key operating decisions, assess performance and allocate resources. These segments represent strategic business units with differing products and services. No operating segments have been aggregated to form the reportable segments. Therefore, our two operating segments represent our reportable segments. The activities of each of our reportable segments from which the Company earns revenues and incurs expenses are described below:
•Midstream Logistics: The Midstream Logistics segment operates under three streams, 1) gas gathering and processing, 2) crude oil gathering, stabilization and storage services and 3) produced water gathering and disposal.
•Pipeline Transportation: The Pipeline Transportation segment consists of equity investment interests in four Permian Basin pipelines that access various points along the U.S. Gulf Coast, Kinetik NGL Pipelines and Delaware Link Pipeline. The current operating pipelines transport crude oil, natural gas and NGLs.
Our Chief Executive Officer, who is the CODM, uses segment adjusted EBITDA to measure profitability and allocate resources among segments. Segment Adjusted EBITDA is defined as segment net earnings adjusted to exclude interest expense, income tax expense, depreciation and amortization, the proportionate effect of these same items for our EMI pipelines and other non-recurring items. The CODM considers budget-to-actual and forecast-to-actual variances on a monthly basis when making decisions about allocating capital and personnel to the segments.
The Midstream Logistics segment accounts for more than 99% of the Company’s operating revenues, cost of sales (excluding depreciation and amortization), operating expenses and ad valorem expenses. The Pipeline Transportation segment contains all of the Company’s EMIs, which contribute more than 98% of the segment’s adjusted EBITDA. Corporate and Other contains the Company’s executive and administrative functions, including 81% of the Company’s general and administrative expenses and all of the Company’s debt service costs.

The following tables present the reconciliation of the segment profit measures for the years ended December 31, 2023, 2022 and 2021:

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated

For the year ended December 31, 2023	(In thousands)
Segment income (loss) before income taxes	$239,756	$199,654	$(285,866)	$153,544
Add backs:
Interest expense	47	—	205,807	205,854
Depreciation and amortization	275,568	5,395	23	280,986
Contract assets amortization	6,620	—	—	6,620
Proportionate EMI EBITDA	—	306,072	—	306,072
Share-based compensation	—	—	55,983	55,983
Loss on disposal of assets	19,402	—	—	19,402
Loss on debt extinguishment	—	—	1,876	1,876
Integration costs	59	—	956	1,015
Transaction costs	33	—	615	648
Other one-time costs or amortization	5,996	—	5,905	11,901
Deduct:
Interest income	—	—	677	677
Warrant valuation adjustment	—	—	88	88
Unrealized gain on derivatives	4,291	—	—	4,291
Equity income from unconsolidated affiliates	—	200,015	—	200,015
Segment adjusted EBITDA(3)	$543,190	$311,106	$(15,466)	$838,830

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated(2)

For the year ended December 31, 2022	(In thousands)
Segment income (loss) before income taxes	$151,413	$180,926	$(79,002)	$253,337
Add back:
Interest expense (income)	47,419	(664)	102,497	149,252
Depreciation and amortization	259,318	1,016	11	260,345
Contract assets amortization	1,807	—	—	1,807
Proportionate EMI EBITDA	—	268,826	—	268,826
Share-based compensation	—	—	42,780	42,780
Loss (gain) on disposal of assets	12,645	—	(34)	12,611
Loss (gain) on debt extinguishment	27,983	(8)	—	27,975
Integration costs	1,314	93	10,801	12,208
Acquisition transaction costs	9	—	6,403	6,412
Other one-time costs or amortization	14,137	4	2,214	16,355
Deduct:
Warrant valuation adjustment	—	—	133	133
Gain on redemption of mandatorily redeemable Preferred units	—	—	9,580	9,580
Gain on embedded derivative	—	—	89,050	89,050
Equity income from unconsolidated affiliates	—	180,956	—	180,956
Segment adjusted EBITDA(3)	$516,045	$269,237	$(13,093)	$772,189

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated(2)

For the year ended December 31, 2021	(In thousands)
Segment income (loss) before income taxes	$(34,434)	$53,648	$(15,867)	$3,347
Add back:
Interest expense	110,389	6,976	—	117,365
Depreciation and amortization	243,045	513	—	243,558
Contract assets amortization	1,792	—	—	1,792
Proportionate EMI EBITDA	—	83,593	—	83,593
Loss on disposal of assets	359	23	—	382
Derivatives loss due to Winter Storm Uri	13,456	—	—	13,456
Acquisition transaction costs	—	—	5,730	5,730
Other one-time costs or amortization	2,494	182	180	2,856
Producer settlement	6,827	—	—	6,827
Deduct:
Interest income	115	—	—	115
Equity income from unconsolidated affiliates	—	63,074	—	63,074
Gain on debt extinguishment	4	—	—	4
Segment adjusted EBITDA(3)	$343,809	$81,861	$(9,957)	$415,713
(1)Corporate and Other represents those results that: (i) are not specifically attributable to an operating segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items. Items included here to reconcile operating segments profit and loss with the Company’s consolidated profit and loss.
(2)Results do not include legacy ALTM prior to February 22, 2022. Refer to Note 1 —Description of Business and Basis of Presentation in the Notes to our Consolidated Financial Statements in this Annual Report, for further information on the Company’s basis of presentation.
(3)Segment adjusted EBITDA is a non-GAAP measure; please see Key Performance Metrics in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report, for a definition and reconciliation to the GAAP measure.
The following tables present the revenue for the individual operating segment for the years ended December 31, 2023, 2022 and 2021:

	Midstream Logistics	Pipeline Transportation	Elimination	Consolidated

For the year ended December 31, 2023	(In thousands)
Revenue	$1,236,304	$3,857	$—	$1,240,161
Other revenue	13,343	2,908	—	16,251
Intersegment revenue(1)	—	1,678	(1,678)	—
Total segment operating revenue	$1,249,647	$8,443	$(1,678)	$1,256,412

	Midstream Logistics	Pipeline Transportation	Consolidated(2)

For the year ended December 31, 2022	(In thousands)
Revenue	$1,198,474	$1,833	$1,200,307
Other revenue	13,175	8	13,183
Total segment operating revenue	$1,211,649	$1,841	$1,213,490

	Midstream Logistics	Pipeline Transportation	Consolidated(2)

For the year ended December 31, 2021	(In thousands)
Revenue	$658,299	$—	$658,299
Other revenue	3,737	8	3,745
Total segment operating revenue	$662,036	$8	$662,044
(1)The Company accounts for intersegment sales at market prices, while it accounts for asset transfers at book value. Intersegment revenue is eliminated at consolidation.
(2)Results do not include legacy ALTM prior to February 22, 2022. Refer to Note 1 —Description of Business and Basis of Presentation in the Notes to our Consolidated Financial Statements in this Annual Report, for further information on the Company’s basis of presentation.

The following table presents total capital expenditures, including property, plant and equipment and intangible assets, for each operating segment:

	For the Year Ended December 31,
	2023	2022	2021

	(In thousands)
Midstream Logistics	$234,879	$195,346	$82,662
Pipeline Transportation	94,675	26,233	50
Total capital expenditures(1)	$329,554	$221,579	$82,712
(1)Excludes contributions to the Company’s EMIs.
The following table presents total assets for each operating segment:

	December 31,
	2023	2022

	(In thousands)
Midstream Logistics	$3,772,764	$3,486,948
Pipeline Transportation(1)	2,703,588	2,414,829
Segment total assets	6,476,352	5,901,777
Corporate and other	20,521	17,934
Total assets	$6,496,873	$5,919,711
(1)Includes investment in unconsolidated affiliates of $2,541.0 million and $2,381.3 million as of December 31, 2023 and 2022, respectively.

20.    SUBSEQUENT EVENTS
On January 23, 2024, the Board declared a cash dividend of $0.75 per share on the Company’s Class A Common Stock which will be payable to stockholders of record as of February 22, 2024 on March 7, 2024. The Company, through its ownership of the general partner of the Partnership, declared a distribution of $0.75 per Common Unit from the Partnership to the holders of Common Units, which will be payable on March 7, 2024. Reinvestment Holders will reinvest 100% of dividends received on Class A Common Stock and Common Units based on the Reinvestment Agreement.