Form 10-Q
period 2024-03-31
Kinetik Holdings Inc.
filed 2024-05-09
CIK 1692787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s Class A Common Stock, par value $0.0001 per share issued and outstanding as of April 26, 2024	59,715,285
Number of shares of registrant’s Class C Common Stock, par value $0.0001 per share issued and outstanding as of April 26, 2024	93,942,788

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
•Delaware Basin. Located on the western section of the Permian Basin. The Delaware Basin covers a 6.4 million acre area
•Field. An area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations
•FASB. Financial Accounting Standards Board
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
•general economic and political conditions, including the armed conflicts in Ukraine, Israel and the Gaza Strip and elsewhere in the Middle East, the impact of continued inflation, central bank policy actions and other factors; and other factors disclosed in “Part I, Item 1A. — Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 5, 2024.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2024	2023

	(In thousands, except per share data)
Operating revenues:
Service revenue	$102,195	$103,425
Product revenue	236,567	173,824
Other revenue	2,632	3,791
Total operating revenues(1)	341,394	281,040
Operating costs and expenses:
Costs of sales (exclusive of depreciation and amortization)(2) (3)	153,687	115,877
Operating expenses	43,406	35,973
Ad valorem taxes	6,292	5,458
General and administrative expenses	34,136	27,511
Depreciation and amortization expenses	73,606	68,854
Loss on disposal of assets	4,166	102
Total operating costs and expenses	315,293	253,775
Operating income	26,101	27,265
Other income (expense):
Interest and other income	91	294
Interest expense	(47,467)	(69,308)
Equity in earnings of unconsolidated affiliates	60,469	46,464
Total other income (expense), net	13,093	(22,550)
Income before income taxes	39,194	4,715
Income tax expense	3,787	416
Net income including noncontrolling interest	35,407	4,299
Net income attributable to Common Unit limited partners	23,857	2,863
Net income attributable to Class A Common Stock Shareholders	$11,550	$1,436

Net income attributable to Class A Common Shareholders, per share
Basic	$0.12	$(0.06)
Diluted	$0.12	$(0.06)
Weighted-average shares(4)
Basic	57,869	47,612
Diluted	58,392	47,825
(1)Includes amounts associated with related parties of $17.2 million and $25.8 million for the three months ended March 31, 2024 and 2023, respectively.
(2)Includes amounts associated with related parties of $23.3 million and $19.7 million for the three months ended March 31, 2024 and 2023, respectively.
(3)Cost of sales (exclusive of depreciation and amortization) is net of gas service revenues totaling $44.5 million and $30.5 million for the three months ended March 31, 2024 and 2023, respectively, for certain volumes where we act as principal.
(4)Weighted average Class A common shares have been retrospectively restated due to effect of Class A common shares issued under the Reinvestment Agreement for all periods presented in which the Class A common shares were outstanding.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2024	2023

	(In thousands, except shares data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,756	$4,510
Accounts receivable, net of allowance for credit losses of $1,000 in 2024 and 2023(1)	209,878	215,721
Derivative assets	10,264	7,812
Prepaid and other current assets	27,391	29,256
	257,289	257,299
NONCURRENT ASSETS:
Property, plant and equipment, net	2,747,483	2,743,227
Intangible assets, net	562,837	591,670
Derivative asset, non-current	134	165
Deferred tax assets	238,258	235,627
Operating lease right-of-use assets	27,015	37,569
Deferred charges and other assets	83,213	85,250
Investments in unconsolidated affiliates	2,526,278	2,540,989
Goodwill	5,077	5,077
	6,190,295	6,239,574
Total assets	$6,447,584	$6,496,873
LIABILITIES, NONCONTROLLING INTEREST, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,467	$34,000
Accrued expenses	170,075	177,421
Derivative liabilities	14,811	1,734
Current portion of operating lease liabilities	24,987	29,203
Other current liabilities	7,611	7,786
	233,951	250,144
NONCURRENT LIABILITIES
Long term debt, net	3,517,115	3,562,809
Contract liabilities	24,837	25,761
Operating lease liabilities	3,014	9,349
Derivative liabilities	418	5,363
Other liabilities	3,230	3,219
Deferred tax liabilities	13,785	13,244
	3,562,399	3,619,745
Total liabilities	3,796,350	3,869,889
COMMITMENTS AND CONTINGENCIES (Note 15)
Redeemable noncontrolling interest — Common Unit limited partners	3,624,670	3,157,807
EQUITY:
Class A Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 59,712,487 and 57,096,538 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	6	6
Class C Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 93,942,788 and 94,089,038 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	9	9
Additional paid-in capital	—	192,678
Accumulated deficit	(973,451)	(723,516)
Total equity	(973,436)	(530,823)
Total liabilities, noncontrolling interest, and equity	$6,447,584	$6,496,873
(1)Includes amounts of $11.4 million and $15.8 million associated with related parties as of March 31, 2024 and December 31, 2023, respectively.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$35,407	$4,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	73,606	68,854
Amortization of deferred financing costs	1,699	1,521
Amortization of contract costs	1,655	1,655
Distributions from unconsolidated affiliates	77,213	67,764
Derivatives settlement	3,754	974
Derivative fair value adjustment	1,957	11,770
Warrants fair value adjustment	—	(44)
Loss on disposal of assets	4,166	102
Equity in earnings from unconsolidated affiliates	(60,469)	(46,464)
Share-based compensation	22,561	17,540
Deferred income taxes	3,660	363
Changes in operating assets and liabilities:
Accounts receivable	5,843	5,008
Other assets	1,865	(2,206)
Accounts payable	(20,982)	(3,175)
Accrued liabilities	1,756	(10,679)
Other non-current liabilities	11	1,677
Operating leases	3	632
Net cash provided by operating activities	153,705	119,591
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment expenditures	(57,975)	(58,862)
Intangible assets expenditures	(2,223)	(9,755)
Investments in unconsolidated affiliates	(3,273)	(58,658)
Distributions from unconsolidated affiliate	1,240	5,793
Cash proceeds from disposals	251	14
Net cash paid for acquisitions	—	(125,000)
Net cash used in investing activities	(61,980)	(246,468)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt issuance cost	(11)	—
Proceeds from revolver	44,000	267,000
Payments on revolver	(91,000)	(125,000)
Cash dividends paid to Class A Common Stock shareholders	(38,747)	(16,927)
Distributions paid to Class C Common Unit limited partners	(721)	(174)
Repurchase of Class A Common Stock	—	(2,432)
Net cash (used in) provided by financing activities	(86,479)	122,467
Net change in cash	5,246	(4,410)
CASH, BEGINNING OF PERIOD	4,510	6,394
CASH, END OF PERIOD	$9,756	$1,984
SUPPLEMENTAL SCHEDULE OF INVESTING AND FINANCING ACTIVITIES
Cash paid for interest, net of amounts capitalized	$57,095	$36,745
Property and equipment and intangible accruals in accounts payable and accrued liabilities	$20,564	$32,715
Class A Common Stock issued through dividend and distribution reinvestment plan	$74,247	$87,658

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Redeemable Noncontrolling Interest — Common Unit Limited Partners	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Equity
		Shares	Amount	Shares	Amount

		(In thousands)
Balance at December 31, 2022	$3,112,409	45,679	$5	94,270	$9	$118,840	$(958,629)	$—	$(839,775)
Redemption of Common Units	(5,634)	181	—	(181)	—	5,634	—	—	5,634
Issuance of common stock through dividend and distribution reinvestment plan	—	3,071	—	—	—	87,658	—	—	87,658
Repurchase of Class A Common Stock	—	(82)	—	—	—	—	—	(2,432)	(2,432)
Share-based compensation	—		—	—	—	17,540	—	—	17,540
Net income	2,863	205	—	—	—	—	1,436	—	1,436
Change in redemption value of noncontrolling interests	(128,211)	—	—	—	—	—	128,211	—	128,211
Distributions paid to Common Unit limited partners	(70,566)	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($0.75 per share)	—	—	—	—	—	—	(34,470)	—	(34,470)
Balance at March 31, 2023	$2,910,861	49,054	$5	94,089	$9	$229,672	$(863,452)	$(2,432)	$(636,198)

Balance at December 31, 2023	$3,157,807	57,097	$6	94,089	$9	$192,678	$(723,516)	$—	$(530,823)
Redemption of Common Units	(5,060)	146	—	(146)	—	5,060	—	—	5,060
Issuance of common stock through dividend and distribution reinvestment plan	—	2,179	—	—	—	74,247	—	—	74,247
Share-based compensation	—	290	—	—	—	22,561	—	—	22,561
Net income	23,857	—	—	—	—	—	11,550	—	11,550
Change in redemption value of noncontrolling interests	518,581	—	—	—	—	(300,296)	(218,285)	—	(518,581)
Recognition of deferred tax asset	—	—	—	—	—	5,750	—	—	5,750
Distribution paid to Common Unit limited partners	(70,515)	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($0.75 per share)	—	—	—	—	—	—	(43,200)	—	(43,200)
Balance at March 31, 2024	$3,624,670	59,712	$6	93,943	$9	$—	$(973,451)	$—	$(973,436)
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

KINETIK HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These Condensed Consolidated Financial Statements have been prepared by Kinetik Holdings Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). They reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods, on a basis consistent with the annual audited financial statements, with the exception of recently adopted accounting pronouncements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2024.

1.    DESCRIPTION OF THE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
The Company is a holding company, whose only significant assets are ownership of the non-economic general partner interest and an approximate 39% limited partner interest in Kinetik Holdings LP, a Delaware limited partnership (the “Partnership”). As the owner of the non-economic general partner interest in the Partnership, the Company is responsible for all operational, management and administrative decisions related to, and consolidates the results of, the Partnership and its subsidiaries.
The Company provides comprehensive gathering, produced water disposal, transportation, compression, processing and treating services necessary to bring natural gas, NGLs and crude oil to market. Additionally, the Company owns equity interests in four separate Permian Basin pipeline entities that have access to various markets along the U.S. Gulf Coast.
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. Certain reclassifications of prior year balances have been made to conform such amounts to the current year’s presentation. These reclassifications have no impact on net income. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year; accordingly, you should read these Condensed Consolidated Financial Statements in conjunction with our consolidated financial statements and related notes included in our 2023 Annual Report on Form 10-K. All intercompany balances and transactions have been eliminated in consolidation.
Significant Accounting Policies
The accounting policies that we follow are set forth in Note 2 – Summary of Significant Accounting Policies of the Notes to consolidated financial statements in our Annual Report on Form 10-K. There were no significant updates or revisions to our accounting policies during the three months ended March 31, 2024.
Transactions with related parties
The Company has revenue contracts and incurs cost of sales and operating expenses with Apache Midstream LLC (“Apache”), which owned more than 5% of the Company’s common stock prior to its secondary offerings completed in December 2023 and March 2024. Pursuant to FASB ASC 850, Related Party Transactions, Apache was no longer a related party after the completion of its secondary offering in December 2023 as its owned less than 10% of the Company’s common stock. Pursuant to Regulation S-K, Item 404(a), Apache ceased to be a related party as of March 18, 2024 as it no longer owned any of the Company’s common stock. In 2024, for the period ended March 18, 2024, revenue from Apache was $17.2 million, cost of sales was $9.4 million and operating expenses were $0.2 million. In 2023, for the three months ended March 31, 2023, revenue from Apache was $25.8 million, cost of sales was $17.8 million and operating expenses were $0.3 million.

In addition, the Company incurs cost of sales with two of its equity method investment (“EMI”) pipeline entities, Permian Highway Pipeline LLC (“PHP”) and Breviloba, LLC (“Breviloba”). The Company pays a demand fee to PHP and pays a capacity fee to Breviloba for certain volumes moving on the Shin Oak NGL Pipeline (“Shin Oak”). For each of the three months ended March 31, 2024 and 2023, the Company recorded cost of sales of $13.9 million and $1.9 million, respectively, with these affiliates.

2.    BUSINESS COMBINATIONS
As of March 31, 2024, our allocation of purchase price for acquisitions made during 2023 are detailed below:

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
Midstream Infrastructure Assets
In the first quarter of 2023, the Partnership closed on a purchase and sale agreement for certain midstream assets for $65.0 million together with a new 20-year midstream service agreement. Midstream assets acquired consisted of water gathering and disposal assets and intangible right-of-way assets. As the net book value of the acquired assets were approximate to their fair market value, consideration was allocated to property, plant and equipment and intangibles based on the ratio of historical long-lived assets and intangible assets acquired. In addition, the Partnership entered into an incentive and acceleration agreement related to near term supplemental development activities on acreage dedicated for midstream services to affiliates of the Partnership. Such development activities began in October 2023 and are subject to semi-annual performance milestones and subject to refund with consequential monetary penalty if not satisfied. Consideration for the incentive and acceleration agreement of $60.0 million was capitalized as a contract asset in accordance with ASC 606, of which $4.7 million was included in “Prepaid and Other Current Assets” and $55.3 million was included in “Deferred Charges and Other Assets” in the Condensed Consolidated Balance Sheet as of the date of acquisition. These transactions were accounted for as a business combination in accordance with ASC 805, and the measurement period ended on December 31, 2023. Acquisition-related costs were immaterial for this transaction. Acquired net assets from this business combination were included in the Midstream Logistic segment.

3.    REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents a disaggregation of the Company’s revenue:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Gathering and processing services	$102,195	$103,425
Natural gas, NGLs and condensate sales	236,567	173,824
Other revenue	2,632	3,791
Total revenues	$341,394	$281,040
There have been no significant changes to the Company’s contracts with customers during the three months ended March 31, 2024. The Company recognized revenues from MVC deficiency payments of nil and $1.1 million for the three months ended March 31, 2024 and 2023, respectively.

Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that have not yet been recognized, representing our contractually committed revenues as of March 31, 2024:

Amount

Fiscal Year	(In thousands)
Remaining of 2024	$44,181
2025	69,099
2026	64,789
2027	64,105
2028	63,012
Thereafter	203,692
$508,878
Our contractually committed revenue, for the purposes of the tabular presentation above, is limited to customer contracts that have fixed pricing and fixed volume terms and conditions, including contracts with payment obligations associated with MVCs.
Contract Liabilities
The following table provides information about contract liabilities from contracts with customers as of March 31, 2024:

Amount

(In thousands)
Balance at December 31, 2023	$32,238
Reclassification of beginning contract liabilities to revenue as a result of performance obligations being satisfied	(1,614)
Cash received in advance and not recognized as revenue	514
Balance at March 31, 2024	31,138
Less: Current portion	6,301
Non-current portion	$24,837
Contract liabilities relate to payments received in advance of satisfying performance obligations under a contract, which result from contribution in aid of construction payments. Current and noncurrent contract liabilities are included in “Other Current Liabilities” and “Contract Liabilities,” respectively, of the Condensed Consolidated Balance Sheets.
Contract Cost Assets
The Company has capitalized certain costs incurred to obtain a contract or additional contract dedicated acreage or volumes that would not have been incurred if the contract or associated acreage and volumes had not been obtained. As of March 31, 2024 and December 31, 2023, the Company had contract acquisition cost assets of $69.5 million and $71.2 million, respectively. Current and noncurrent contract cost assets are included in “Prepaid and Other Current Assets” and “Deferred Charges and Other Assets,” respectively, of the Condensed Consolidated Balance Sheets. The Company amortizes these assets as cost of sales on a straight-line basis over the life of the associated long-term customer contracts. The Company recognized cost of sales associated with these assets of $1.7 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively.

4.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at carrying value, is as follows:

	March 31,	December 31,
	2024	2023

	(In thousands)
Gathering, processing, and transmission systems and facilities	$3,300,290	$3,253,539
Vehicles	12,642	11,447
Computers and equipment	7,324	6,242
Less: accumulated depreciation	(666,838)	(626,223)
Total depreciable assets, net	2,653,418	2,645,005
Construction in progress	68,816	74,369
Land	25,249	23,853
Total property, plant, and equipment, net	$2,747,483	$2,743,227
The cost of property classified as “Construction in progress” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet available to be placed into productive service as of the respective reporting date. The Company recorded $42.9 million and $38.4 million of depreciation expense for the three months ended March 31, 2024 and 2023, respectively. There were no impairment triggering events for property, plant and equipment during the three months ended March 31, 2024 and 2023.

5.    INTANGIBLE ASSETS, NET
Intangible assets, net, are comprised of the following:

	March 31,	December 31,
	2024	2023

	(In thousands)
Customer contracts	$1,139,633	$1,139,665
Right of way assets	143,653	141,711
Less accumulated amortization	(720,449)	(689,706)
Total amortizable intangible assets, net	$562,837	$591,670
The fair value of acquired customer contracts was capitalized as a result of acquiring favorable customer contracts as of the closing dates of certain past acquisitions and is being amortized using a straight-line method over the remaining term of the customer contracts, which ranged from one to twenty years. Right-of-way assets relate primarily to underground pipeline easements which have a useful life of ten years and are amortized using the straight-line method. The right of way agreements are typically for an initial term of ten years with an option to renew for an additional ten years at agreed upon renewal rates based on certain indices or up to 130% of the original consideration paid.
On March 31, 2024, the remaining weighted average amortization periods for customer contracts and right of way assets were approximately 6.81 years and 6.45 years, respectively. The overall remaining weighted average amortization period for the intangible assets as of March 31, 2024 was approximately 6.76 years.
The Company recorded $30.7 million and $30.5 million of amortization expense for the three months ended March 31, 2024 and 2023, respectively. There was no impairment recognized on intangible assets for the three months ended March 31, 2024 or 2023.

6.    EQUITY METHOD INVESTMENTS
As of March 31, 2024, the Company owned investments in the following long-haul pipeline entities in the Permian Basin. These investments were accounted for using the equity method of accounting. For each EMI pipeline entity, the Company has the ability to exercise significant influence based on certain governance provisions and its participation in the significant activities and decisions that impact the management and economic performance of the EMI pipeline. The table below presents the ownership percentages and investment balances held by the Company for each entity:

		March 31,	December 31,
	Ownership(1)	2024	2023

		(In thousands)
PHP	55.5%	$1,654,920	$1,666,254
Breviloba	33.0%	440,869	443,684
Gulf Coast Express Pipeline LLC (“GCX”)	16.0%	430,489	431,051
		$2,526,278	$2,540,989
(1)As of March 31, 2024 the Company also owned 15.0% of Epic Crude Holdings, LP (“EPIC”).
The unamortized basis differences included in the EMI pipeline balances were $345.9 million and $349.3 million as of March 31, 2024 and December 31, 2023, respectively. These amounts represent differences in the Company’s contributions to date and the Company’s underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized basis differences will be amortized into equity income over the useful lives of the underlying pipeline assets, which ranged from 20 years to 32 years as determined at the Closing of the ALTM business combination. There was capitalized interest of $24.5 million and $24.7 million as of March 31, 2024 and December 31, 2023, respectively. Capitalized interest is amortized on a straight-line basis into equity income.
The following table presents the activity in the Company’s EMIs for the three months ended March 31, 2024:

	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC	Total

	(In thousands)
Balance at December 31, 2023	$1,666,254	$443,684	$431,051	$2,540,989
Contributions	3,273	—	—	3,273
Distributions(1)	(58,375)	(10,485)	(9,593)	(78,453)
Equity income, net(2)	43,768	7,670	9,031	60,469
Balance at March 31, 2024	$1,654,920	$440,869	$430,489	$2,526,278
(1)Distributions consisted of distributions from returns on investment of $77.2 million, which was included in cash flows from operating activities and distributions from returns of investment of $1.2 million, which was included in cash flows from investing activities.
(2)For the three months ended March 31, 2024, net of amortization of basis differences and capitalized interests, which represents undistributed earnings, the amortization was $2.0 million from PHP, $0.2 million from Breviloba, LLC and $1.6 million from GCX.
Summarized Financial Information
The following table represents selected data for the Company’s EMI pipelines (on a 100 percent basis) for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024			2023
	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC

	(In thousands)
Revenues	$126,215	$50,958	$91,001	$92,840	$45,901	$89,748
Operating income	80,567	25,420	66,580	56,805	21,949	65,216
Net income	80,159	25,552	66,429	59,691	22,211	71,091

7.    DEBT AND FINANCING COSTS
The following table summarizes the Company’s debt obligations as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023

	(In thousands)
Unsecured term loan	$1,200,000	$1,200,000
$1.00 billion 2030 senior unsecured notes	1,000,000	1,000,000
$0.80 billion 2028 senior unsecured notes	800,000	800,000
$1.25 billion revolving line of credit	547,000	594,000
Total long-term debt	3,547,000	3,594,000
Debt issuance costs, net(1)	(30,241)	(31,510)
Unamortized debt premiums and discounts, net	356	319
Total long-term debt, net	$3,517,115	$3,562,809
(1)Excludes unamortized debt issuance cost related to the revolving line of credit. Unamortized debt issuance cost associated with the revolving line of credit was $5.0 million and $5.4 million as of March 31, 2024 and December 31, 2023, respectively. The current and non-current portion of the unamortized debt issuance costs related to the revolving credit facilities were included in the “Prepaid and other current assets” and the “Deferred charges and other assets” of the Condensed Consolidated Balance Sheets.
The table below presents the components of the Company’s financing costs, net of capitalized interest:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Capitalized interest	$(944)	$(2,233)
Debt issuance costs	1,699	1,521
Interest expense	46,712	70,020
Total financing costs, net of capitalized interest	$47,467	$69,308
As of March 31, 2024 and December 31, 2023, unamortized debt issuance costs associated with the 5.875% Sustainability-Linked Senior Notes due 2030 (the “2030 Notes”), the 6.625% Sustainability-Linked Senior Notes due 2028 (the “2028 Notes”) and the unsecured term loan were $30.2 million and $31.5 million, respectively, and unamortized debt premiums and discount, net, associated with the 2028 Notes and the unsecured term loan were $0.4 million and $0.3 million, respectively.
Compliance with our Covenants
Both the revolving credit agreement with Bank of America, N.A. as administrative agent, and the term loan credit agreement with PNC Bank as administrative agent (the “Term Loan Credit Facility”), contain customary covenants and restrictive provisions which may, among other things, limit the Partnership’s ability to create liens, incur additional indebtedness and make restricted payments and the Partnership’s ability to liquidate, dissolve, consolidate with or merge into or with any other person. The 2030 Notes and the 2028 Notes also contain covenants and restrictive provisions, which may, among other things, limit the Partnership’s and its subsidiaries’ ability to create liens to secure indebtedness.
As of March 31, 2024, the Partnership was in compliance with all customary and financial covenants.
Letters of Credit
Our $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) scheduled to mature on or before June 8, 2027 can be used for letters of credit. Our obligations with respect to related letters of credit totaled $12.6 million as of March 31, 2024 and December 31, 2023, respectively.

Fair Value of Financial Instruments
The fair value of the Company and its subsidiaries’ consolidated debt as of March 31, 2024 and December 31, 2023 was $3.53 billion and $3.57 billion, respectively. On March 31, 2024, the senior unsecured notes’ fair value was based on Level 1 inputs and the Term Loan and Revolving Credit Facility and revolving line of credit’s fair value was based on Level 3 inputs.

8.    ACCRUED EXPENSES
The following table provides detail of the Company’s current accrued expenses on March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023

	(In thousands)
Accrued product purchases	$100,087	$109,172
Accrued taxes	6,528	632
Accrued salaries, vacation, and related benefits	3,848	1,872
Accrued capital expenditures	8,371	18,534
Accrued interest	35,746	33,760
Accrued other expenses	15,495	13,451
Total accrued expenses	$170,075	$177,421
Accrued product purchases mainly accrue the liabilities related to producer payments and any additional business-related miscellaneous fees we owe to third parties, such as transport or capacity fees as of March 31, 2024.

9.    EQUITY
Redeemable Noncontrolling Interest — Common Unit Limited Partners
The redemption option of the Common Unit is not legally detachable or separately exercisable from the instrument and is non-transferable; the Common Unit is redeemable at the option of the holder. Therefore, the Common Unit is accounted for as redeemable noncontrolling interest and classified as temporary equity on the Company’s Condensed Consolidated Balance Sheets. During the three months ended March 31, 2024, 146,250 common units were redeemed on a one-for-one basis for shares of Class A Common Stock and a corresponding number of shares of Class C Common Stock were cancelled. There were 93.9 million Common Units and an equal number of Class C Common Stock issued and outstanding as of March 31, 2024. The Common Units fair value was approximately $3.62 billion as of March 31, 2024.
Common Stock
As of March 31, 2024, there were 59.7 million and 93.9 million shares, respectively, of Class A Common Stock and Class C Common Stock issued and outstanding (collectively, “Common Stock”).
Share Repurchase Program
During the quarter ended March 31, 2024, the Company did not repurchase any of its Class A Common Stock under the Repurchase Program.

Dividend
On February 22, 2022, the Company entered into a Dividend and Distribution Reinvestment Agreement (the “Reinvestment Agreement”) with certain stockholders including BCP Raptor Aggregator, LP, BX Permian Pipeline Aggregator, LP, Buzzard Midstream LLC, APA Corporation, Apache, and certain individuals (each, a “Reinvestment Holder”). Under the Reinvestment Agreement, each Reinvestment Holder was obligated to reinvest a specified percent of distributions on Common Units or dividends on shares of Class A Common Stock in the Company’s Class A Common Stock. The Reinvestment Agreement terminated automatically on March 8, 2024. As described in these Condensed Consolidated Financial Statements, as the context requires, dividends paid to holders of Class A Common Stock and distributions paid to holders of Common Units may be referred to collectively as “dividends.”
On March 7, 2024, the Company made cash dividend payments of $39.5 million to holders of Class A Common Stock and Common Units and $74.2 million was reinvested in shares of Class A Common Stock by Reinvestment Holders.

10.    FAIR VALUE MEASUREMENTS
The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Level 1	Level 2	Level 3	Total

	(In thousands)
Commodity swap	$—	$1,716	$—	$1,716
Interest rate derivatives	—	8,682	—	8,682
Total assets	$—	$10,398	$—	$10,398

Commodity swaps	$—	$14,889	$—	$14,889
Interest rate derivatives	—	340	—	340
Total liabilities	$—	$15,229	$—	$15,229

	December 31, 2023
	Level 1	Level 2	Level 3	Total

	(In thousands)
Commodity swap	$—	$3,663	$—	$3,663
Interest rate derivatives	—	4,314	—	4,314
Total assets	$—	$7,977	$—	$7,977

Commodity swaps	$—	$1,749	$—	$1,749
Interest rate derivatives	—	5,348	—	5,348
Total liabilities	$—	$7,097	$—	$7,097
Our derivative contracts consist of interest rate swaps and commodity swaps or collars. Valuation of these derivative contracts involved both observable publicly quoted prices and certain credit valuation inputs that may not be readily observable in the marketplace. As such derivative contracts are classified as Level 2 in the hierarchy. Refer to Note 11—Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further discussion related to commodity and interest rate derivatives.
Long-term debt’s carrying value can vary from fair value. See Note 7—Debt and Financing Costs in the Notes to Condensed Financial Statements for further information. The carrying amounts reported on the Condensed Consolidated Balance Sheets for the Company’s remaining financial assets and liabilities approximate fair value due to their short-term nature. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three months ended March 31, 2024 and 2023.

11.    DERIVATIVES AND HEDGING ACTIVITIES
The Company is exposed to certain risks arising from both its business operations and economic conditions, and it enters into certain derivative contracts to manage exposure to these risks. To minimize counterparty credit risk in derivative instruments, the Company enters into transactions with high credit-rating counterparties. The Company did not elect to apply hedge accounting to these derivative contracts and recorded the fair value of the derivatives on the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023.
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
As of March 31, 2024, the Company had two interest rate swap contracts with total notional amounts of $1.70 billion maturing on May 31, 2025 that pay a fixed rate ranging from 4.38% to 4.48% for the respective notional amounts. The fair value or settlement value of the consolidated interest rate swaps outstanding are presented on a gross basis on the Condensed Consolidated Balance Sheets. The following table presents the fair value of derivative assets and liabilities related to the interest rate swap contracts:

	March 31,	December 31,
	2024	2023

	(In thousands)
Derivatives assets - current	$8,682	$4,314
Total derivative assets	$8,682	$4,314

Derivatives liabilities - noncurrent	$340	$5,348
Total derivative liabilities	$340	$5,348
The Company recorded cash settlements and change in fair value of the interest rate swap contracts in “Interest expense” of the Condensed Consolidated Statements of Operations. The following table presents interest rate derivative activities for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Cash settlements	$3,952	$—
Favorable (unfavorable) fair value adjustment	$13,329	$(17,190)
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

During the past twelve months, the Company entered into multiple commodity swap and collar contracts based on the OPIS NGL Mont Belvieu prices for ethane, propane and butane, the Waha Basis index, the HSC index and the NYMEX West Texas Intermediate Control index. These contracts are on various notional quantities of NGLs, natural gas and crude. Similarly, the Company has entered into various natural gas and crude basis spread swaps. These contracts are effective over the next 1 to 26 months and are used to hedge against location price risk of the respective commodity resulting from supply and demand volatility and protect cash flows against price fluctuations.
The following table presents detailed information of commodity swaps outstanding as of March 31, 2024 (in thousands, except volumes):

	March 31, 2024
Commodity	Unit	Volume	Net Fair Value
Natural Gas	MMBtus	6,225,000	$(4,224)
NGL	Gallons	191,058,000	(2,078)
Crude	Bbl	201,500	(1,023)
Crude Collars	Bbl	73,200	(376)
Crude Basis Spread Swaps	Bbl	95,600	(36)
Natural Gas Basis Spread Swaps	MMBtus	27,565,000	(5,436)
			$(13,173)
The fair value or settlement value of the swaps outstanding are presented on a gross basis on the Condensed Consolidated Balance Sheets. The following table presents the fair value of derivative assets and liabilities related to commodity swaps:

	March 31,	December 31,
	2024	2023

	(In thousands)
Derivatives assets - current	$1,582	$3,498
Derivative assets - noncurrent	134	165
Total derivative assets	$1,716	$3,663

Derivative liabilities - current	$14,811	$1,734
Derivatives liabilities - noncurrent	78	15
Total derivative liabilities	$14,889	$1,749
The Company recorded cash settlements and fair value adjustments on commodity swap derivatives in “Product revenue” of the Consolidated Statements of Operations. The following table presents commodity derivative activities for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Cash settlements	$(198)	$974
(Unfavorable) favorable fair value adjustment	$(15,286)	$5,420

12.    SHARE-BASED COMPENSATION
The Company has granted various Class A and Class C Shares, restricted stock units (“RSUs”) and performance stock units (“PSUs”) to members of the Board of Directors ( the “Board”) and employees under the Kinetik Holdings Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”).

Class A Shares and Class C Shares
The Class A Shares and Class C Shares were granted at the Closing of the Altus Midstream Company (“ALTM”) business combination upon conversion of previously outstanding incentive units. These shares were held in escrow and will vest over three to four years. These units are recorded at grant-date fair value, which was determined to be fair value on the closing date of the business combination, and compensation expense is recognized on a straight‑line basis over the vesting period within “General and Administrative Expenses” of the Condensed Consolidated Statements of Operations in accordance with FASB ASC 718, Compensation - Stock Compensation. Forfeitures are recognized as they occur. In addition, upon the Closing of the ALTM business combination, 395,416 performance Class A awards were granted that will vest over a four year service period and upon certain shareholder’s selling of the Company’s Class A Common Stock at defined return levels. As the performance outcome is not estimable, no compensation expense is recorded for these performance awards for the three months ended March 31, 2024 and 2023.
The table below summarizes Class A Share and Class C Share activities for the three months ended March 31, 2024:

	Number of Shares	Weighted Avg Grant-Date Fair Market Value Per Unit
Outstanding and unvested shares at December 31, 2023	5,444,488	$28.91
Vested	16,404	31.18
Forfeited	796	31.18
Outstanding and unvested shares at March 31, 2024	5,427,288	$28.90
Table below summarizes aggregate intrinsic value (market value at vesting date) and grant-date fair value of vested Class A Shares for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Aggregate intrinsic value of vested Class A Shares	$654	$—
Grant-date fair value of vested Class A Shares	$511	$—
No vesting or forfeiture occurred for Class C Shares for the three months ended March 31, 2024. No vesting or forfeiture occurred for Class A or Class C Shares for the three months ended March 31, 2023. As of March 31, 2024, there were $61.6 million of unrecognized compensation costs related to unvested Class A Shares and Class C Shares. These costs are expected to be recognized over a weighted average period of 1.55 years.
Restricted Stock Units
Certain RSUs were granted in the first quarter of 2024 to certain executives and employees under the 2019 Plan. Granted RSUs are subject to various service vesting requirements and may be settled only for shares of Class A Common Stock on a one-for-one basis contingent upon continued employment. RSUs are recorded at grant-date fair value and compensation expense is recognized on a straight‑line or graded straight-line basis over the vesting period within “General and Administrative Expenses.”

The table below summarizes RSU activities for the three months ended March 31, 2024:

	Number of Shares(1)	Weighted Avg Grant-Date Fair Market Value Per Unit(1)
Outstanding and unvested shares at December 31, 2023	435,220	$31.15
Granted	585,340	35.17
Vested	290,708	34.24
Forfeited	4,039	32.44
Outstanding and unvested shares at March 31, 2024	725,813	$33.30
(1)Number of shares and weighted average fair market value per share here include RSUs issued to new employees that transitioned from ALTM as part of the merger as replacement awards.
Table below summarizes aggregate intrinsic value (market value at vesting date) and grant-date fair value of RSUs for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Aggregate intrinsic value of vested RSUs	$10,148	$6,700
Grant-date fair value of vested RSUs	$9,954	$6,188
As of March 31, 2024, there were $18.5 million of unrecognized compensation costs related to the RSUs. These costs are expected to be recognized over a weighted average period of 2.03 years.
Performance Stock Units
The Company granted PSUs pursuant to the 2019 Plan to certain of its employees and executives in the first quarter of 2024. These PSUs vest and become earned upon the achievement of certain performance goals based on the Company’s annualized absolute total stockholder return and the Company’s relative total stockholder return as compared to the performance peer group during the performance period, if the PSUs holders also satisfy the continued employment requirement during the performance period. Depending on the results achieved during the three-year performance period, the actual number of Class A Common Stock that a holder of the PSUs earns at the end of the performance period may range from 0% to 200% of the target number of PSUs granted. The fair value of the PSUs is determined using a Monte Carlo simulation at the grant date. The Company recognized compensation expense for PSUs on a straight-line basis over the performance period. Any PSU not earned at the end of the performance period will be forfeited.
The table below summarizes PSU activities for the three months ended March 31, 2024:

	Number of Shares	Weighted Avg Grant-Date Fair Market Value Per Unit
Granted in 2024	198,703	$36.76
Outstanding and unvested shares at March 31, 2024	198,703	$36.76
No vesting or forfeiture occurred for PSUs for the three months ended March 31, 2024.

The table below presents a summary of the grant-date fair value assumptions used to value the PSUs on grant date:

March 2024
Grant-date fair value per unit	$36.76
Beginning average price	$32.84
Risk-free interest rate	4.21%
Volatility factor	37%
Expected term	2.82 years
As of March 31, 2024, there were $7.1 million of unrecognized compensation costs related to the PSUs. These costs are expected to be recognized over a weighted average period of 2.75 years.
With respect to above Class A Shares, Class C Shares, RSUs and PSUs, the Company recorded compensation expenses of $22.6 million and $17.5 million for the three months ended March 31, 2024 and 2023, respectively.

13.    INCOME TAXES
The Company is subject to U.S. federal income tax and state taxes. Income tax expense included in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q is as follows:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Income before income taxes	$39,194	$4,715
Income tax expense	$3,787	$416
Effective tax rate	9.66%	8.82%
The effective tax rate for the three months ended March 31, 2024 was lower than the statutory rate mainly due to the impact of tax attributable to noncontrolling interests related to the Common Unit limited partners.

14.    NET INCOME PER SHARE
The computation of basic and diluted net income per share for the periods presented in the condensed consolidated financial statements is shown in the tables below:

	Three Months Ended March 31,
	2024	2023

	(In thousands, except per share amounts)
Net income attributable to Class A common shareholders	$11,550	$1,436
Less: Net income available to participating unvested restricted Class A common shareholders(1)	(4,394)	(4,156)
Total net income attributable to Class A common shareholders	$7,156	$(2,720)

Weighted average shares outstanding - basic(2)	57,869	47,612
Dilutive effect of unvested Class A common shares(3)	523	213
Weighted average shares outstanding - diluted(2)(4)	58,392	47,825

Net income available per common share - basic	$0.12	$(0.06)
Net income available per common share - diluted	$0.12	$(0.06)
(1)Represents dividends paid to unvested Class A Shares.

(2)Weighted average Class A common shares have been retrospectively restated due to bonus effect of Class A common shares issued under the Reinvestment Agreement for all periods presented in which the Class A common shares were outstanding.
(3)Includes dilutive effect from both RSUs and PSUs on unvested Class A common shares.
(4)The effect of an assumed exchange of outstanding Common Units (and the cancellation of a corresponding number of shares of outstanding Class C Common Stock) would have been anti-dilutive for all periods presented in which the Common Units were outstanding.

15.    COMMITMENTS AND CONTINGENCIES
Accruals for loss contingencies arising from claims, assessments, litigation, environmental and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. As of March 31, 2024 and December 31, 2023, there were no accruals for loss contingencies.
Litigation
The Company is a party to various legal actions arising in the ordinary course of its business. In accordance with FASB ASC 450, Contingencies, the Company accrues reserves for outstanding lawsuits, claims and proceedings when a loss contingency is probable and can be reasonably estimated. The Company estimates the amount of loss contingencies using current available information from legal proceedings, advice from legal counsel and available insurance coverage. Due to the inherent subjectivity of the assessments and unpredictability of the outcomes of the legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the legal proceedings in question. There were no litigation related accrued reserves as of March 31, 2024 and December 31, 2023.
The Company has entered into litigation with a third party to collect receivables totaling $11.6 million and is waiting on settlement of $8.0 million in receivables from another counterparty related to prior litigation the Company had previously entered into and subsequently dropped. These receivables remain outstanding from the Winter Storm Uri during February of 2021. Given the counterparties’ sufficient creditworthiness and the valid claims that we hold, no allowance has currently been established for these items as we have legally enforceable agreements with these parties.
Environmental Matters
The Company is subject to various local, state, and federal laws and regulations relating to various environmental matters during the ordinary course of business. Although we believe our operations are in substantial compliance with applicable environmental laws and relations, risks of additional costs and liabilities are inherent in our operations. Moreover, changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly requirements could require the Company to make significant expenditures to attain and maintain compliance or may otherwise have a material adverse effect on its operations, competitive position, or financial condition. The Company is not aware of any environmental claims existing as of March 31, 2024, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity.
Contingent Liabilities
Permian Gas Acquisition
As part of the acquisition of Permian Gas on June 11, 2019, consideration included a contingent liability arrangement with PDC Permian, Inc. (“PDC”). The arrangement requires additional monies to be paid by the Company to PDC on a per Mcf basis if the actual annual Mcf volume amounts exceed forecasted annual Mcf volume amounts starting in 2020 and continuing through 2029. The total monies paid under this arrangement are capped at $60.5 million and are payable on an annual basis over the earn-out period. PDC’s actual annual Mcf volume did not exceed the incentive forecast volume during the past four years, and is not expected to over the next six years; therefore, the estimated fair value of the contingent consideration liability was nil as of March 31, 2024 and December 31, 2023.

16.    SEGMENTS
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
•Pipeline Transportation: The Pipeline Transportation segment consists of equity investment interests in four Permian Basin pipelines that access various points along the U.S. Gulf Coast, as well as Kinetik NGL and Delaware Link Pipelines. The current operating pipelines transport crude oil, natural gas and NGLs.
Our Chief Executive Officer, who is the CODM, uses Segment Adjusted EBITDA, a non-GAAP measure, to measure profitability and allocate resources among segments. Segment Adjusted EBITDA, a non-GAAP measure, is defined as segment net earnings adjusted to exclude interest expense, income tax expense, depreciation and amortization, the proportionate effect of these same items for our EMI pipelines and other non-recurring items. The CODM considers budget-to-actual and forecast-to-actual variances on a monthly basis when making decisions about allocating capital and personnel to the segments.
The Midstream Logistics segment accounts for more than 99% of the Company’s operating revenues, cost of sales (excluding depreciation and amortization), and operating expenses and more than 93% of the ad valorem expenses. The Pipeline Transportation segment contains all of the Company’s equity method investments, which contribute approximate 92% of the segment’s Adjusted EBITDA. Corporate and Other contains the Company’s executive and administrative functions, including 86% of the Company’s General and Administrative Expenses and all of the Company’s debt service costs.
The following tables present the reconciliation of the non-GAAP measure Segment Adjusted EBITDA to the GAAP measure segment income (loss) before income taxes as of and for the three months period ended March 31, 2024 and 2023:

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated
	(In thousands)
For the Three Months Ended March 31, 2024
Segment income (loss) before income taxes	$50,173	$65,298	$(76,277)	$39,194
Add back:
Interest expense	16	—	47,451	47,467
Depreciation and amortization	71,310	2,290	6	73,606
Contract assets amortization	1,655	—	—	1,655
Proportionate EMI EBITDA	—	88,402	—	88,402
Share-based compensation	—	—	22,561	22,561
Loss on disposal of assets	4,166	—	—	4,166
Commodity hedging unrealized loss	15,088	—	—	15,088
Integration costs	41	—	—	41
Other one-time costs or amortization	536	—	1,889	2,425
Deduct:
Interest income	—	—	577	577
Equity income from unconsolidated affiliates	—	60,469	—	60,469
Segment Adjusted EBITDA(2)	$142,985	$95,521	$(4,947)	$233,559

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated

	(In thousands)
For the Three Months Ended March 31, 2023
Segment income (loss) before income taxes	$51,012	$46,432	$(92,729)	$4,715
Add back:
Interest expense	9	—	69,299	69,308
Depreciation and amortization	68,393	455	6	68,854
Contract assets amortization	1,655	—	—	1,655
Commodity hedging unrealized gain	(4,987)	—	—	(4,987)
Proportionate EMI EBITDA	—	71,867	—	71,867
Share-based compensation	—	—	17,540	17,540
Loss on disposal of assets	102	—	—	102
Integration costs	7	—	918	925
Acquisition transaction costs	33	—	235	268
Other one-time costs or amortization	3,025	—	723	3,748
Deduct:
Warrant valuation adjustment	—	—	44	44
Equity income from unconsolidated affiliates	—	46,464	—	46,464
Segment Adjusted EBITDA(2)	$119,249	$72,290	$(4,052)	$187,487
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
(2)Segment adjusted EBITDA is a non-GAAP measure; please see Key Performance Metrics in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, for a definition of segment adjusted EBITDA.
The following tables present the revenue for the individual operating segments for the three month periods ended March 31, 2024 and 2023:

	Midstream Logistics	Pipeline Transportation	Elimination	Consolidated

	(In thousands)
For the Three Months Ended March 31, 2024
Revenue	$336,688	$2,074	$—	$338,762
Other revenue	2,630	2	—	2,632
Intersegment revenue(1)	—	6,215	(6,215)	—
Total segment operating revenue	$339,318	$8,291	$(6,215)	$341,394

	Midstream Logistics	Pipeline Transportation	Consolidated

	(In thousands)
For the Three Months Ended March 31, 2023
Revenue	$276,555	$694	$277,249
Other revenue	3,789	2	3,791
Total segment operating revenue	$280,344	$696	$281,040
(1)The Company accounts for intersegment sales at market prices, while it accounts for asset transfers at book value. Intersegment revenue is eliminated at consolidation.

The following table presents total assets for each operating segment as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023

	(In thousands)
Midstream Logistics	$3,734,578	$3,772,764
Pipeline Transportation(1)	2,686,670	2,703,588
Segment total assets	6,421,248	6,476,352
Corporate and other	26,336	20,521
Total assets	$6,447,584	$6,496,873
(1)Includes investment in unconsolidated affiliates of $2.53 billion and $2.54 billion as of March 31, 2024 and December 31, 2023, respectively.

17.    SUBSEQUENT EVENTS
On May 9, 2024, the Company entered into a Membership Interest Purchase Agreement (the “Durango MIPA”) with Durango Midstream LLC, an affiliate of Morgan Stanley Energy Partners (the “Durango Seller”), and the Partnership, pursuant to which the Partnership has agreed to purchase all of the membership interests of Durango Permian, LLC (“Durango”) from Durango Seller for an aggregate purchase price of approximately $765.0 million (the “Durango Acquisition”), consisting of $315.0 million of cash to be paid at closing, approximately 3.8 million common units in the Partnership and an equivalent number of shares of Class C Common Stock to be issued at closing and approximately 7.7 million common units in the Partnership and an equivalent number of shares of Class C Common Stock to be issued on July 1, 2025. Durango Seller is also entitled to a $75.0 million earn out in cash contingent upon the Kings Landing gas processing complex in Eddy County, New Mexico (the “Kings Landing Project”), which is currently under construction, being placed into service (the “Kings Landing Earnout”). The Kings Landing Earnout is subject to certain adjustments for capital costs associated with the Kings Landing Project. The Durango Acquisition is expected to close in the second quarter of 2024, subject to satisfaction of customary closing conditions, including regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”).
Also on May 9, 2024, the Company entered into a Purchase and Sale Agreement (the “GCX Purchase Agreement”) with GCX Pipeline, LLC, an affiliate of ArcLight Capital Partners, LLC (the “GCX Buyer”), pursuant to which the Company has agreed to sell its 16% membership interest in GCX to the GCX Buyer for a total purchase price of $540.0 million, consisting of $510.0 million of cash (subject to customary adjustments) and an additional $30.0 million earn out in cash upon final investment decision on a capacity expansion project. The transactions pursuant to the GCX Purchase Agreement are expected to close in the second quarter of 2024, subject to customary closing conditions.
On April 18, 2024, the Board declared a cash dividend of $0.75 per share on the Company’s Class A Common Stock which will be payable to stockholders of record as of April 29, 2024 on May 9, 2024. The Company, through its ownership of the general partner of the Partnership, declared a distribution of $0.75 per Common Unit from the Partnership to the holders of Common Units, which will be payable on May 9, 2024.
On April 2, 2024, Kinetik Receivables LLC (“Kinetik Receivables”), a bankruptcy remote special purpose entity formed as a direct subsidiary of the Partnership, which is a subsidiary of the Company, entered into an accounts receivable securitization facility with an initial facility limit of $150.0 million (“A/R Facility”) which has a scheduled termination date of April 1, 2025 with renewal options. Pursuant to the terms of the A/R Facility, Kinetik Receivables acquires certain receivables from the Partnership and other subsidiaries of the Company and makes further sales of such receivables to certain purchasers. The net proceeds of the A/R Facility were used, together with cash on hand, to repay a portion of the outstanding borrowings under the existing Term Loan Credit Facility, lowering the remaining balance to $1.00 billion. As a result, the maturity of the Term Loan Credit Facility extended to December 8, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses the results of our operations for the three month period ended March 31, 2024, as compared to our results of operations for the same period in 2023. Please read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report.

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
Our Operations and Segments
We have two reportable segments which are strategic business units with various products and services. The Midstream Logistics segment operates under three service offerings, 1) gas gathering and processing, 2) crude oil gathering, stabilization and storage services and 3) produced water gathering and disposal. The Pipeline Transportation segment consists of four EMI pipelines originating in the Permian Basin with various access points to the U.S. Gulf Coast, as well as Kinetik NGL and Delaware Link Pipelines. The pipelines transport crude oil, natural gas and NGLs within the Permian Basin and to the U.S. Gulf Coast.
Midstream Logistics
Gas Gathering and Processing. The Midstream Logistics segment provides gas gathering and processing services with over 1,600 miles of low and high-pressure steel pipelines located throughout the Delaware Basin. Gas processing assets are centralized at five processing complexes with total cryogenic processing capacity of approximately 2.0 Bcf/d.
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
Pipeline Transportation
EMI pipelines. The Company owns the following equity interests in four EMI pipelines in the Permian Basin with access to various points along the U.S. Gulf Coast: 1) an approximate 55.5% equity interest in Permian Highway Pipeline LLC (“PHP”), which is operated by Kinder Morgan; 2) 16% equity interest in Gulf Coast Express Pipeline LLC (“GCX”), which is also operated by Kinder Morgan; 3) 33% equity interest in Breviloba, LLC, the owner of Shin Oak, which is operated by Enterprise Products Operating LLC; and 4) 15% equity interest in Epic Crude Holdings, LP (“EPIC”), which is operated by EPIC Consolidated Operations, LLC.
Kinetik NGL Pipelines. The Kinetik NGL Pipelines consist of approximately 96 miles of NGL pipelines connecting our East Toyah and Pecos complexes to Waha, including our 20-inch Dewpoint pipeline that spans 40 miles, and our 30 mile, 16-inch Brandywine Pipeline connecting to our Diamond Cryogenic complex. The Kinetik NGL pipeline system has a capacity of approximately 580 MBbl/d.

Delaware Link Pipeline. The Delaware Link Pipeline consists of approximately 40 miles of 30-inch diameter pipeline with an initial capacity of approximately 1.0 Bcf/d that provides additional transportation capacity to Waha. The project reached commercial in-service in October 2023.

Recent Developments
A/R Facility
On April 2, 2024, Kinetik Receivables LLC (“Kinetik Receivables”), a bankruptcy remote special purpose entity formed as a direct subsidiary of Kinetik Holdings LP, a Delaware limited partnership (the “Partnership”), entered into an accounts receivable securitization facility with an initial facility limit of $150 million (“A/R Facility”) which has a scheduled termination date of April 1, 2025, with renewal options. Pursuant to the terms of the A/R Facility, Kinetik Receivables acquires certain receivables from the Partnership and other subsidiaries of the Company and makes further sales of such receivables to certain purchasers. The net proceeds of the A/R Facility were used, together with cash on hand, to repay a portion of the outstanding borrowings under the existing term loan credit facility (“Term Loan Credit Facility”), lowering the remaining balance to $1.00 billion. As a result, the maturity of the Term Loan Credit Facility extended to December 8, 2026.
Secondary Offering of Common Stock
On March 13, 2024, the Company and Apache (the “Selling Stockholder”) entered into an Underwriting Agreement with Goldman Sachs & Co. LLC, as representative of the several underwriters named therein (collectively, the “Underwriters”), pursuant to which the Selling Stockholder agreed to sell to the Underwriters, and the Underwriters agreed to purchase from the Selling Stockholder, subject to and upon the terms and conditions set forth therein, 13,079,871 shares of Class A Common Stock. The Company did not receive any proceeds from the sale of shares of Common Stock in the offering.
Factors Affecting Our Business
Commodity Price Volatility
There has been, and we believe there will continue to be, volatility in commodity prices and in the relationships among NGLs, crude oil and natural gas prices. As a result of uncertainty around global commodity supply and demand, the current conflict in Israel and the Gaza Strip and elsewhere in the Middle East, as well as the ongoing armed conflict in Ukraine, global oil and natural gas commodity prices continue to remain volatile. The volatility and uncertainty of natural gas, crude oil and NGL prices impact drilling, completion and other investment decisions by producers and ultimately supply to our systems. Although ongoing armed conflicts might generate commodity price upward pressure, and our operations could benefit in an environment of higher natural gas, NGLs and condensate prices, the instability of the international political environment and human and economic hardship resulting from the conflicts would have a highly uncertain impact on the U.S. economy, which in turn, might affect our business and operations adversely. Our product sales revenue is exposed to commodity price fluctuations. Therefore, commodity price decline and sustained periods of low natural gas, condensate and NGL prices could have an adverse effect on our product revenue stream. The Company continues to monitor commodity prices closely and may enter into commodity price hedges from time to time as necessary to mitigate the volatility risk. In addition, the Company, when economically appropriate, enters into fee-based arrangements that insulate the Company from commodity price volatility.
Inflation and Interest Rates
The annual rate of inflation in the United States was 3.25% in March 2024 compared to 5.0% in March 2023, as measured by the Consumer Price Index. However, the Federal Open Market Committee (“FOMC”) maintains its long-term goals of maximum employment and inflation at the rate of 2.00%. In support of these goals, the FOMC maintained the target range for the federal funds rate to 5.25% - 5.50% during its meeting in March 2024. During the meeting, the FOMC noted the economic outlook is uncertain and the FOMC remains highly attentive to inflation risk. It does not expect to reduce the target range until it has gained greater confidence that inflation is moving sustainably toward 2.00%. Elevated interest rates beyond the term of our hedges will increase our financing costs and could have a negative impact on the Company’s ability to meet its contractual debt obligations and to fund its operating expenses, capital expenditures, dividends and distributions.

Results of Operations
The following table presents the Company’s results of operations for the periods presented:

	Three Months Ended March 31,
	2024	2023	% Change

	(In thousands, except percentages)
Revenues:
Service revenue	$102,195	$103,425	(1%)
Product revenue	236,567	173,824	36%
Other revenue	2,632	3,791	(31%)
Total operating revenues	341,394	281,040	21%
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization)(1)	153,687	115,877	33%
Operating expenses	43,406	35,973	21%
Ad valorem taxes	6,292	5,458	15%
General and administrative expenses	34,136	27,511	24%
Depreciation and amortization expenses	73,606	68,854	7%
Loss on disposal of assets	4,166	102	NM
Total operating costs and expenses	315,293	253,775	24%
Operating income	26,101	27,265	(4%)
Other income (expense):
Interest and other income	91	294	(69%)
Interest expense	(47,467)	(69,308)	(32%)
Equity in earnings of unconsolidated affiliates	60,469	46,464	30%
Total other income (expense), net	13,093	(22,550)	158%
Income before income taxes	39,194	4,715	NM
Income tax expenses	3,787	416	NM
Net income including noncontrolling interest	$35,407	$4,299	NM
(1)Cost of sales (exclusive of depreciation and amortization) is net of gas service revenues totaling $44.5 million and $30.5 million for the three months ended March 31, 2024 and 2023, respectively for certain volumes where we act as principal.
NM - Not meaningful

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Revenues
For the three months ended March 31, 2024, revenue increased $60.4 million, or 21%, to $341.4 million, compared to $281.0 million for the same period in 2023. The increase was primarily driven by higher product revenue related to increased commodity prices and increased natural gas residue volumes sold.
Service revenue
Service revenue consists of service fees paid to us by our customers for providing comprehensive gathering, treating, processing and produced water disposal services necessary to bring natural gas, NGLs and crude oil to market. Service revenue for the three months ended March 31, 2024, decreased by $1.2 million, or 1%, to $102.2 million, compared to $103.4 million for the same period in 2023. This decrease was driven by lower period over period crude gathering fees of $1.1 million. Period-over-period gathered and processed gas volumes increased by 207.0 Mcf per day, or 13% and by 204.9 Mcf per day, or 15%, respectively. However, the total gathered and processed gas volumes where we function as the agent decreased period over period causing the change in net gas gathering fees presented as revenues to be flat. Over 99% of service revenues are included in the Midstream Logistics segment.
Product revenue
Product revenue consists of commodity sales (including condensate, natural gas residue and NGLs). Product revenue for the three months ended March 31, 2024, increased by $62.7 million, or 36%, to $236.6 million, compared to $173.8 million for the same period in 2023, primarily due to increased residue gas volumes sold and higher commodity prices. Period over period natural gas residue volumes sold increased 4.4 million MMBtu, or 45% and the period over period natural gas price realized increased by $0.62 per MMBtu, or 49%. Further contributing to the quarter over quarter increased product sales, composite NGL prices increased $8.59 per barrel, or 36%, and condensate prices increased $2.93 per barrel or 4%. Partially offsetting these increases, NGL and condensate volumes sold decreased 0.2 million barrels, or 3%. Product revenues are included entirely in the Midstream Logistics segment.
Operating Costs and Expenses
Costs of sales (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) primarily consists of purchases of NGLs and natural gas from our producers at contracted market prices to support product sales to other third parties. For the three months ended March 31, 2024, cost of sales increased $37.8 million, or 33%, to $153.7 million, compared to $115.9 million for the same period in 2023. The increase was primarily driven by aforementioned period over period increases in commodity prices and natural gas residue volumes sold. Cost of sales (exclusive of depreciation and amortization) is included entirely in the Midstream Logistics segment.
Operating expenses
Operating expenses increased by $7.4 million, or 21%, to $43.4 million for the three months ended March 31, 2024, compared to $36.0 million for the same period in 2023. Of the total increase, $1.8 million relates to increased water gathering operating expenses, primarily associated with the assets that were acquired during the first quarter of 2023. The remaining increase relates to higher electricity, internal labor, lubricants and chemicals, and leased compression associated with the increased period over period gathered and processed gas volumes.
General and administrative expenses
General and administrative expenses increased by $6.6 million, or 24% to $34.1 million for the three months ended March 31, 2024, compared to $27.5 million for the same period in 2023. The increase was mainly driven by an increase in share-based compensation of $5.0 million due to additional incentive units granted to employees during the first quarter of 2024.

Other Income (Expense)
Interest expense
Interest expense decreased by $21.8 million, or 32%, to $47.5 million for the three months ended March 31, 2024, compared to $69.3 million for the same period in 2023. The decrease was primarily driven by realized gains and favorable valuation marks on our interest rate swaps totaling $13.3 million for the first quarter of 2024 compared to unfavorable valuation marks of $17.2 million for the same period in 2023. Refer to Note—11 Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements regarding the Company’s strategy in managing interest rate risk. This decrease was partially offset by higher period over period interest expense of $7.2 million due primarily to higher realized interest rates .
Equity in earnings of unconsolidated affiliates
Income from EMI pipelines increased by $14.0 million, or 30%, to $60.5 million for the three months ended March 31, 2024, compared to $46.5 million for the same period in 2023. The increase was driven by higher profitability from the Company’s investment in PHP due to its expanded capacity that was placed into service in December 2023.

Key Performance Metrics
Adjusted EBITDA
Adjusted EBITDA is defined as net income including noncontrolling interests adjusted for interest, taxes, depreciation and amortization, warrant valuation, loss on disposal of assets, the proportionate EBITDA from our EMI pipelines, equity income from investments recorded using the equity method, share-based compensation expense, noncash increases and decreases related to trading and hedging activities, integration and transaction costs and extraordinary losses and unusual or non-recurring charges. Adjusted EBITDA provides a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.
We believe that Adjusted EBITDA provides a meaningful understanding of certain aspects of earnings before the impact of investing and financing charges and income taxes. Adjusted EBITDA is useful to an investor in evaluating our performance because this measure:
•is widely used by analysts, investors and competitors to measure a company’s operating performance;
•is a financial measurement that is used by rating agencies and other parties to evaluate our credit worthiness; and
•is used by our management for various purposes, including as a basis for strategic planning and forecasting.
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

	Three Months Ended March 31,
	2024	2023	% Change

	(In thousands, except percentages)
Reconciliation of net income including noncontrolling interest to Adjusted EBITDA
Net income including noncontrolling interest	$35,407	$4,299	NM
Add back:
Interest expense	47,467	69,308	(32%)
Income tax expense	3,787	416	NM
Depreciation and amortization	73,606	68,854	7%
Amortization of contract costs	1,655	1,655	—%
Proportionate EMI EBITDA	88,402	71,867	23%
Share-based compensation	22,561	17,540	29%
Loss on disposal of assets	4,166	102	NM
Commodity hedging unrealized loss (gain)	15,088	(4,987)	NM
Integration costs	41	925	(96%)
Transaction costs	—	268	(100%)
Other one-time cost or amortization	2,425	3,748	(35%)
Deduct:
Interest income	577	—	100%
Warrant valuation adjustment	—	44	(100%)
Equity income from EMI's	60,469	46,464	30%
Adjusted EBITDA	$233,559	$187,487	25%
NM - not meaningful
Adjusted EBITDA increased by $46.1 million, or 25%, to $233.6 million for the three months ended March 31, 2024, compared to $187.5 million for the same period in 2023. As discussed in the Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” to this Quarterly Report on Form 10-Q, $7.7 million of the increase was due to increased total operating revenue of $60.4 million, partially offset by increased cost of sales (exclusive of depreciation and amortization) of $37.8 million and an increase in operating expenses, ad valorem taxes and General and Administrative Expenses totaling of $14.9 million. The increase was also driven by (i) higher proportionate EMI EBITDA of $16.5 million due to expanded capacity on PHP that was placed into service in December 2023 (ii) increases in the add backs related to unrealized loss (gain) on commodity hedging activities and share-based compensation.
Segment Adjusted EBITDA
Segment Adjusted EBITDA is defined as segment net earnings adjusted to exclude interest expense, income tax expense, depreciation and amortization, the proportionate effect of these same items for our equity method investments and other non-recurring items. The following table presents Segment Adjusted EBITDA for the three months ended March 31, 2024 and 2023. Also refer to Note 16—Segments in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a reconciliation of Segment Adjusted EBITDA to net income before income taxes.

	Three Months Ended March 31,
	2024	2023	% Change

	(In thousands, except percentages)
Midstream Logistics	$142,985	$119,249	20%
Pipeline Transportation	95,521	72,290	32%
Corporate and Other(1)	(4,947)	(4,052)	22%
Total Segment Adjusted EBITDA	$233,559	$187,487	25%

(1)Corporate and Other represents those results that: (i) are not specifically attributable to a reportable segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items.
Midstream Logistics Segment Adjusted EBITDA increased by $23.7 million, or 20%, to $143.0 million for the three months ended March 31, 2024, compared to $119.2 million for the same period in 2023. The increase was primarily due to the increased total operating revenue of $52.8 million, partially offset by increases in cost of sales (exclusive of depreciation and amortization) of $37.8 million and operating expense of $7.2 million. The reasons for the fluctuations are discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” to this Quarterly Report on Form 10-Q. The increase was also driven by an increase in add back related to unrealized loss (gain) on commodity hedging activities of $20.1 million.
Pipeline Transportation Segment Adjusted EBITDA increased by $23.2 million, or 32%, to $95.5 million for the three months ended March 31, 2024, compared to $72.3 million for the same period in 2023. The increase was primarily driven by higher proportionate EMI EBITDA of $16.5 million due to the expanded capacity on PHP that was placed into service in December 2023 and an increase in segment revenues of $7.6 million from the Delaware Link Pipeline that was placed into service during October 2023.

Contractual Obligations
We have contractual obligations for principal and interest payments on our 2028 Notes, 2030 Notes and Term Loan Credit Facility. See Note 7—Debt and Financing Costs in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Under certain clauses of our transportation services agreements with third party pipelines to transport natural gas and NGLs, if we fail to ship a minimum throughput volume, then we will pay certain deficiency payments for transportation based on the volume shortfall up to the MVC amount.

Capital Resources and Liquidity
The Company’s primary use of capital since inception has been for the initial construction of gathering and processing assets, as well as acquisitions, including the EMI pipelines and associated subsequent construction costs. For 2024, the Company’s primary capital spending requirements are expected to relate to the Durango Acquisition and budgeted capital expenditures for construction and maintenance of gathering and processing assets, , the Company’s contractual debt obligations and quarterly cash dividends. In addition, the Company may repurchase its Class A Common Stock pursuant to the Share Repurchase Program from time to time.
During the three months ended March 31, 2024, the Company’s primary sources of cash were distributions from the EMI pipelines, borrowings under the Revolving Credit Facility and cash generated from operations. Based on the Company’s current financial plan, the Company believes that cash from operations and distributions from the EMI pipelines, and remaining borrowing capacity on our credit facilities will generate cash flows in excess of capital expenditures and the amount required to fund the Company’s planned quarterly dividend over the next 12 months. The Company expects to fund the cash consideration required to close the Durango Acquisition (“Closing Cash Consideration”) with proceeds from the GCX Sale. However, if the Durango Acquisition closes prior to the GCX Sale, the Company expects to fund the Closing Cash Consideration with borrowings under its revolving credit facility.
A/R Facility
On April 2, 2024, Kinetik Receivables, a bankruptcy remote special purpose entity formed as a direct subsidiary of the Partnership, entered into an A/R Facility which has a scheduled termination date of April 1, 2025 with renewal options. Pursuant to the terms of the A/R Facility, Kinetik Receivables acquires certain receivables from the Partnership and other subsidiaries of the Company and makes further sales of such receivables to certain purchasers. The net proceeds of the A/R Facility were used, together with cash on hand, to repay a portion of the outstanding borrowings under the Term Loan Credit Facility, lowering the remaining balance to $1.0 billion. As a result, the maturity of the Term Loan Credit Facility extended to December 8, 2026.

Capital Requirements and Expenditures
Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational regulations. During the three months ended March 31, 2024 and 2023, capital spending for property, plant and equipment totaled $58.0 million and $58.9 million, respectively, intangible asset purchases totaled $2.2 million and $9.8 million, respectively, and contributions to EMI totaled $3.3 million and $58.7 million, respectively. The decrease in capital spending was mainly due to the completion of the Delaware Link Pipeline and PHP expansion projects in the second half of 2023. Management believes its existing gathering, processing and transmission infrastructure capacity is capable of fulfilling its midstream contracts to service its customers.
The Company anticipates its existing capital resources will be sufficient to fund the future capital expenditures for EMI pipelines and the Company’s existing infrastructure assets over the next 12 months. For further information on EMIs, refer to Note 6—Equity Method Investments in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Cash Flow
The following tables present cash flows from operating, investing and financing activities during the periods presented:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Cash provided by operating activities	$153,705	$119,591
Cash used in investing activities	$(61,980)	$(246,468)
Cash (used in) provided by financing activities	$(86,479)	$122,467
Operating activities. Net cash provided by operating activities increased by $34.1 million for the three months ended March 31, 2024 compared with the same period in 2023. The change in the operating cash flows reflected (i) an increase in net income including noncontrolling interests of $31.1 million; (ii) an increase in net income reconciliation adjustments of $5.8 million, which was mainly driven by increases in distributions from EMIs of $9.4 million, share-based compensation of $5.0 million, loss on disposal of assets $4.1 million and depreciation and amortization expense of $4.8 million, partially offset by a decrease in net derivative activity of $7.0 million and an increase in earnings from EMIs of $14.0 million and (iii) a decrease in working capital of $2.8 million.
Investing activities. Net cash used in investing activities decreased by $184.5 million for the three months ended March 31, 2024 compared with the same period in 2023. The decrease was primarily driven by decreases in cash outflows related to the business acquisition of $125.0 million for certain midstream assets made in the first quarter of 2023 and contributions made to unconsolidated affiliates of $55.4 million, as the PHP expansion project reached commercial in service during December 2023.
Financing activities. Net cash used in financing activities was $86.5 million for the three months ended March 31, 2024, which was primarily comprised of net payments on the Partnership’s Revolving Credit Facility of $47.0 million and cash dividends of $39.5 million paid to the holders of Class A Common Stock and Common Units, compared with net cash provided by financing activities of $122.5 million for the three months ended March 31, 2023, which was primarily comprised of net proceeds from the Partnership’s Revolving Credit Facility of $142.0 million and cash dividends of $17.1 million paid to the holders of Class A Common Stock and Common Units.
Dividend and Distribution Reinvestment Agreement
On February 22, 2022, the Company entered into a Dividend and Distribution Reinvestment Agreement (the “Reinvestment Agreement”) with certain stockholders including BCP Raptor Aggregator, LP, BX Permian Pipeline Aggregator LP, Buzzard Midstream LLC, APA Corporation, Apache Midstream LLC and certain individuals (each, a “Reinvestment Holder”). Under the Reinvestment Agreement, each Reinvestment Holder is obligated to reinvest a specified percent of all distributions on Common Units or dividends on shares of Class A Common Stock in the Company’s Class A Common Stock. The Reinvestment Agreement terminated automatically on March 8, 2024.

During the first three months ended March 31, 2024, the Company made cash dividend payments of $39.5 million to holders of Class A Common Stock and Common Units and $74.2 million was reinvested in shares of Class A Common Stock by the Reinvestment Holders.
Dividend
On April 18, 2024, the Board declared a cash dividend of $0.75 per share on the Company’s Class A Common Stock which will be payable to stockholders on May 9, 2024. The Company, through its ownership of the general partner of the Partnership, declared a distribution of $0.75 per Common Unit from the Partnership to the holders of Common Units, which will be payable on May 9, 2024. As described in these Condensed Consolidated Financial Statements, as the context requires, dividends paid to holders of Class A Common Stock and distributions paid to holders of Common Units may be referred to collectively as “dividends.”
Share Repurchase Program
For the three months ended March 31, 2024, the Company did not repurchase any of its outstanding shares.
For more information regarding the 1% U.S. federal excise tax imposed on certain repurchases of stock by publicly traded U.S. corporations, please refer to Part I, Item 1A.—”Risk Factors— Risks Related to Ownership of our Common Stock” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 5, 2024.
Liquidity
The following table presents a summary of the Company’s key liquidity indicators at the dates presented:

	March 31,	December 31,
	2024	2023
	(In thousands)
Cash and cash equivalents	$9,756	$4,510
Total debt, net of unamortized deferred financing cost	$3,517,115	$3,562,809
Available committed borrowing capacity	$690,400	$643,400
Total debt and available credit facilities
There is no assurance that the financial condition of banks with lending commitments to the Company and its subsidiaries will not deteriorate. The Company closely monitors the ratings of the banks in the Company’s bank group. Having a large bank group allows the Company to mitigate the potential impact of any bank’s failure to honor its lending commitment.

Off-Balance Sheet Arrangements
As of March 31, 2024, there were no off-balance sheet arrangements.

Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates from those disclosed on our Annual Report on Form 10-K for the year ended December 31, 2023. Please refer to information regarding our critical accounting policies and estimates included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Commission on March 5, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosure About Market Risk
The Company is exposed to various market risks, including the effects of adverse changes in commodity prices and credit risk as described below. The Company continually monitors its market risk exposure, including the impact and developments related to the conflicts in Ukraine and Israel, increase in interest rate and inflation trend, which continued to have significant impact on volatility and uncertainties in the financial markets during the first quarter of 2024.
Commodity Price Risk
The results of the Company’s operations may be affected by the market prices of oil and natural gas. A portion of the Company’s revenue is directly tied to local crude, natural gas, NGLs and condensate prices in the Permian Basin. Fluctuations in commodity prices also impact operating cost elements both directly and indirectly. For example, commodity prices directly impact costs such as power and fuel, which are expenses that increase or decrease in line with changes in commodity prices. Commodity prices also affect industry activity and demand, thus indirectly impacting the cost of items such as labor and equipment rentals. Management regularly reviews the Company’s potential exposure to commodity price risk and may periodically enter into financial or physical arrangements intended to mitigate potential volatility. Refer to Note 11—Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional discussion regarding our hedging strategies and objectives.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2024, the Company had interest bearing debt, net of deferred financing costs, with principal amount of $3.52 billion. The interest rates for the Revolving Credit Facility and the Term Loan Credit Facility are variable, which exposes the Company to the risk of increased interest expense in the event of increases to short-term interest rates. Accordingly, results of operations, cash flows, financial condition and the ability to make cash distributions could be adversely affected by significant increases in interest rates. The Company has locked in the floating base rate on 97% of our floating rate debt with interest rate swaps with a $1.70 billion notional that are effective through May 31, 2025 swapping floating SOFR for a fixed swap rate between 4.38% and 4.48%. Refer to Note 11—Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional discussion regarding our hedging strategies and objectives. In addition, the Company expects to realize 0.05% reductions to the effective interest rates of both the Revolving Credit Facility and the Term Loan Credit Facility during 2024 in relation to sustainability adjustment features embedded in these facilities. The rate reductions depend upon the Company meeting certain sustainability targets during 2023, which were subject to the completion of certain attestation procedures.
Credit Risk
The Company is subject to credit risk resulting from nonpayment or nonperformance by, or the insolvency or liquidation of, third-party customers. Any increase in nonpayment and nonperformance by, or the insolvency or liquidation of, the Company’s customers could adversely affect the Company’s results of operations.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of March 31, 2024, pursuant to Rule 13a-15(b) of the Exchange Act, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting and Administrative Operating Officer, who serves as the principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Accounting and Administrative Operating Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of March 31, 2024.
The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms of the SEC. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting and Administrative Operating Officer, as appropriate, to allow timely decisions regarding required disclosure.
Change in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2024, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For further information regarding legal proceedings, refer to Note 15—Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS
Please refer to Part II, Item 1A — “Risk Factors” in the Company’s Annual Report Form 10-K for the year ended December 31, 2023 filed on March 5, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There was no unregistered sale of equity securities or repurchase activities during the three months ended March 31, 2024.

ITEM 5. OTHER INFORMATION
Trading Arrangements
During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).
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
We understand that BX disclosed the following in their most recent quarterly report on Form 10-Q, and as of March 31, 2024, the Company is unaware of any changes to the relationship status between BX and Mundys S.p.A, therefore, the Company included BX’s disclosure of certain activities, transactions or dealings between BX and Iran.
Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934. Funds affiliated with Blackstone first invested in Mundys S.p.A. on November 18, 2022 in connection with the voluntary public tender offer by Schema Alfa S.p.A. for all of the shares of Mundys S.p.A., pursuant to which such funds obtained a minority noncontrolling interest in Mundys S.p.A. Mundys S.p.A. owns and controls Aeroporti di Roma S.p.A. (“ADR”), an operator of airports in Italy including Leonardo da Vinci-Fiumicino Airport. Iran Air has historically operated periodic flights to and from Leonardo da Vinci-Fiumicino Airport as authorized, from time to time, by an aviation-related bilateral agreement between Italy and Iran, scheduled in compliance with European Regulation 95/93, and approved by the Italian Civil Aviation Authority. ADR, as airport operator, is under a mandatory obligation to provide airport services to all air carriers (including Iran Air) authorized by the applicable Italian authority. The relevant turnover attributable to these activities (whose consideration is calculated on the basis of general tariffs determined by such independent Italian authority) in the quarter ended March 31, 2024 was less than €70,000. Mundys S.p.A. does not track profits specifically attributable to these activities.

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

4.6	–	Form of 6.625% Sustainability-Linked Senior Notes (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 6, 2023).
10.1	–	Third Amended and Restated Agreement of Limited Partnership of Altus Midstream LP, dated as of October 22, 2021
10.2†	–	Form of Restricted Stock Unit Agreement (2024 VPs and Above) (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on March 5, 2024).
10.3†	–	Form of Performance Stock Unit Agreement (2024) (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed on March 5, 2024).
10.4†	–	Form of Restricted Stock Unit Agreement (2024 All Other Employees) (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on March 5, 2024).
10.5†	–	Form of Restricted Stock Unit Agreement (2024 Directors) (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on March 5, 2024).
10.6†	–	Form of Deferred Stock Unit Agreement (2024 Directors) (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on March 5, 2024).
10.7†	–	Kinetik Holdings Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 5, 2024).
10.8†	–
Form of Participation Agreement pursuant to the Kinetik Holdings Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 5, 2024).

10.9***	–
Receivables Purchase Agreement, dated April 2, 2024, by and among Kinetik Receivables LLC, as the seller, Kinetik Holdings LP, a subsidiary of Kinetik Holdings Inc., as the servicer, PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as structuring agent, and the purchasers party thereto.

10.10***	–	Sale and Contribution Agreement, dated April 2, 2024, by and among Kinetik Holdings LP, a subsidiary of Kinetik Holdings Inc., Kinetik Receivables LLC and the originators party thereto.
31.1*	–	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	–	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	–	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	–	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.
101*	–
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Equity and Noncontrolling Interests and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

† Management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KINETIK HOLDINGS INC.

Dated:	May 9, 2024	/s/ Jamie Welch
Jamie Welch
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated:	May 9, 2024	/s/ Steven Stellato
Steven Stellato
Executive Vice President, Chief Accounting and Chief Administrative Officer
(Principal Financial Officer)