Form 10-Q
period 2024-06-30
Kinetik Holdings Inc.
filed 2024-08-09
CIK 1692787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s Class A Common Stock, par value $0.0001 per share issued and outstanding as of July 31, 2024	59,735,864
Number of shares of registrant’s Class C Common Stock, par value $0.0001 per share issued and outstanding as of July 31, 2024	97,783,034

i

GLOSSARY OF TERMS
The following are abbreviations and definitions of certain terms which may be used in this Quarterly Report on Form 10-Q and certain terms which are commonly used in the exploration, production and midstream sectors of the oil and natural gas industry:
•ASU. Accounting Standards Updates
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

FORWARD-LOOKING STATEMENTS AND RISK
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “might,” “outlook,” “possibly,” “potential,” “prospect,” “should,” “would,” or similar terminology. The absence of these words does not mean that a statement is not forward-looking. Although we believe that the expectations reflected in such forward-looking statements are reasonable under the circumstances, we can give no assurance that such expectations will prove to have been correct. Key factors that could cause actual results to differ materially from our expectations include, but are not limited to, assumptions about:
•our ability to integrate operations or realize any anticipated benefits, savings or growth from the Durango Acquisition (as defined herein). See Note 2 — Business Combinations in the Notes to our Condensed Consolidated Financial Statements set forth in this Form 10-Q;
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands, except per share data)
Operating revenues:
Service revenue	$96,415	$102,551	$198,610	$205,976
Product revenue	260,102	191,430	496,669	365,254
Other revenue	2,940	2,222	5,572	6,013
Total operating revenues(1)	359,457	296,203	700,851	577,243
Operating costs and expenses:
Costs of sales (exclusive of depreciation and amortization)(2) (3)	146,513	110,467	300,200	226,344
Operating expenses	44,068	39,906	87,474	75,879
Ad valorem taxes	6,212	3,889	12,504	9,347
General and administrative expenses	31,091	22,869	65,227	50,380
Depreciation and amortization expenses	75,061	69,482	148,667	138,336
(Gain) loss on disposal of assets	(76)	12,137	4,090	12,239
Total operating costs and expenses	302,869	258,750	618,162	512,525
Operating income	56,588	37,453	82,689	64,718
Other income (expense):
Interest and other income	309	1,042	400	1,336
Loss on debt extinguishment	(525)	—	(525)	—
Gain on sale of equity method investment	59,884	—	59,884	—
Interest expense	(54,049)	(16,126)	(101,516)	(85,434)
Equity in earnings of unconsolidated affiliates	55,955	49,610	116,424	96,074
Total other income, net	61,574	34,526	74,667	11,976
Income before income taxes	118,162	71,979	157,356	76,694
Income tax expense	9,214	311	13,001	727
Net income including noncontrolling interest	108,948	71,668	144,355	75,967
Net income attributable to Common Unit limited partners	71,756	46,654	95,613	49,517
Net income attributable to Class A Common Stock Shareholders	$37,192	$25,014	$48,742	$26,450

Net income attributable to Class A Common Shareholders, per share
Basic	$0.54	$0.41	$0.68	$0.36
Diluted	$0.54	$0.41	$0.67	$0.36
Weighted-average shares
Basic	59,792	50,553	58,840	48,980
Diluted	60,279	50,625	59,503	49,220
(1)Includes amounts associated with related parties of nil and $25.1 million for the three months ended June 30, 2024 and 2023, respectively, and $17.2 million and $50.9 million for the six months ended June 30, 2024 and 2023, respectively.
(2)Includes amounts associated with related parties of $12.5 million and $15.4 million for the three months ended June 30, 2024 and 2023, respectively, and $35.9 million and $35.1 million for the six months ended June 30, 2024 and 2023, respectively.
(3)Cost of sales (exclusive of depreciation and amortization) is net of gas service revenues totaling $54.7 million and $38.1 million for the three months ended June 30, 2024 and 2023, respectively, and $99.2 million and $68.5 million for the six months ended June 30, 2024 and 2023, respectively, for certain volumes where we act as principal.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2024	2023

	(In thousands, except shares data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,549	$4,510
Accounts receivable, net of allowance for credit losses of $1,000 in 2024 and 2023(1)	94,438	215,721
Accounts receivable pledged	148,800	—
Derivative assets	11,256	7,812
Prepaid and other current assets	32,258	29,256
	299,301	257,299
NONCURRENT ASSETS:
Property, plant and equipment, net	3,192,726	2,743,227
Intangible assets, net	936,216	591,670
Derivative asset, non-current	504	165
Deferred tax assets	211,217	235,627
Operating lease right-of-use assets	47,509	37,569
Deferred charges and other assets	81,423	85,250
Investments in unconsolidated affiliates	2,075,888	2,540,989
Goodwill	15,488	5,077
	6,560,971	6,239,574
Total assets	$6,860,272	$6,496,873
LIABILITIES, NONCONTROLLING INTEREST, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$44,462	$34,000
Accrued expenses	157,318	177,421
Derivative liabilities	7,476	1,734
Current portion of operating lease liabilities	32,985	29,203
Current debt obligations	148,800	—
Other current liabilities	7,830	7,786
	398,871	250,144
NONCURRENT LIABILITIES
Long term debt, net	3,258,403	3,562,809
Contract liabilities	22,960	25,761
Operating lease liabilities	15,098	9,349
Derivative liabilities	721	5,363
Other liabilities	66,117	3,219
Deferred tax liabilities	15,404	13,244
	3,378,703	3,619,745
Total liabilities	3,777,574	3,869,889
COMMITMENTS AND CONTINGENCIES (Note 15)
Redeemable noncontrolling interest — Common Unit limited partners	4,289,591	3,157,807
EQUITY:
Class A Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 59,735,864 and 57,096,538 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	6	6
Class C Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 97,783,034 and 94,089,038 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	9	9
Deferred consideration	1	—
Additional paid-in capital	—	192,678
Accumulated deficit	(1,206,909)	(723,516)
Total equity	(1,206,893)	(530,823)
Total liabilities, noncontrolling interest, and equity	$6,860,272	$6,496,873
(1)Includes amounts of $15.8 million associated with related parties as of December 31, 2023. No related party balance as of June 30, 2024. See Note 1—Description of the Organization and Summary of Significant Accounting Polices in the Notes to Condensed Consolidated Financial Statements for additional information.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$144,355	$75,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	148,667	138,336
Amortization of deferred financing costs	3,582	3,055
Amortization of contract costs	3,310	3,310
Distributions from unconsolidated affiliates	152,642	136,230
Derivatives settlement	(9,307)	10,270
Derivative fair value adjustment	6,624	(36,611)
Warrants fair value adjustment	—	(77)
Gain on sale of equity method investment	(59,884)	—
Loss on disposal of assets	4,090	12,239
Equity in earnings from unconsolidated affiliates	(116,424)	(96,074)
Loss on debt extinguishment	525	—
Share-based compensation	37,697	30,839
Deferred income taxes	12,391	603
Changes in operating assets and liabilities:
Accounts receivable and pledged receivable	(12,855)	22,055
Other assets	(1,966)	(7,298)
Accounts payable	(15,122)	2,909
Accrued liabilities	(16,950)	(66,062)
Other non-current liabilities	(1,744)	678
Operating leases	(409)	678
Net cash provided by operating activities	279,222	231,047
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment expenditures	(97,350)	(160,167)
Intangible assets expenditures	(2,773)	(13,957)
Investments in unconsolidated affiliates	(3,273)	(154,721)
Distributions from unconsolidated affiliate	1,240	5,793
Cash proceeds from sale of equity method investment	494,390	—
Cash proceeds from disposals of assets	334	149
Net cash paid for acquisition	(349,266)	(125,000)
Net cash provided by (used in) investing activities	43,302	(447,903)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing under A/R Facility	150,000	—
Payments on A/R Facility	(1,200)	—
Payments on Term Loan Credit Facility	(200,000)	—
Payments of debt issuance costs	(1,086)	—
Payment of debt discount	(500)	—
Proceeds from revolver	607,000	563,000
Payments of revolver	(714,000)	(308,000)
Cash dividends paid to Class A Common Stock shareholders	(83,526)	(36,196)
Distributions paid to Class C Common Unit limited partners	(71,173)	(348)
Repurchase of Class A Common Stock	—	(5,757)
Net cash (used in) provided by financing activities	(314,485)	212,699
Net change in cash	8,039	(4,157)
CASH, BEGINNING OF PERIOD	4,510	6,394
CASH, END OF PERIOD	$12,549	$2,237

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023

	(In thousands)
SUPPLEMENTAL SCHEDULE OF INVESTING AND FINANCING ACTIVITIES
Cash paid for interest, net of amounts capitalized	$140,477	$125,411
Cash paid for income taxes, net	$485	$50
Property and equipment and intangible accruals in accounts payable and accrued liabilities	$13,301	$39,631
Lease assets obtained in exchange for lease liabilities	$42,537	$4,978
Class A Common Stock issued through dividend and distribution reinvestment plan	$74,799	$175,626

Fair value of Durango assets acquired	$898,865	$—
Cash consideration paid	357,967	—
Class C Common Units issued in exchange	148,200	—
Deferred consideration	275,000	—
Contingent consideration	64,000	—
Durango liabilities assumed	$53,698	$—

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Redeemable Noncontrolling Interest — Common Unit Limited Partners	Class A Common Stock		Class C Common Stock				Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Equity
		Shares	Amount	Shares	Amount	Deferred Consideration Shares(1)	Amount

		(In thousands)
For the Quarter Ended June 30, 2023
Balance at March 31, 2023	$2,910,861	49,054	$5	94,089	$9	—	$—	$229,672	$(863,452)	$(2,432)	$(636,198)
Issuance of common stock through dividend and distribution reinvestment plan	—	3,024	—	—	—	—	—	87,968	—	—	87,968
Retirement of treasury stock	—	—	—	—	—	—	—	—	(2,432)	2,432	—
Repurchase of Class A Common Stock	—	(112)	—	—	—	—	—	—	—	(3,325)	(3,325)
Share-based compensation	—	7	—	—	—	—	—	13,299	—	—	13,299
Net income	46,654	—	—	—	—	—	—	—	25,014	—	25,014
Change in redemption value of noncontrolling interests	355,670	—	—	—	—	—	—	(330,939)	(24,731)	—	(355,670)
Distributions paid to Common Unit limited partners	(70,566)	—	—	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($0.75 per share)	—	—	—	—	—	—	—	—	(36,845)	—	(36,845)
Balance at June 30, 2023	$3,242,619	51,973	$5	94,089	$9	—	$—	$—	$(902,446)	$(3,325)	$(905,757)

For the Quarter Ended June 30, 2024
Balance at March 31, 2024	$3,624,670	59,712	$6	93,943	$9	—	$—	$—	$(973,451)	$—	$(973,436)
Durango Acquisition	423,200	—	—	3,840	—	7,680	1	—	—	—	1
Issuance of common stock through dividend and distribution reinvestment plan	—	15	—	—	—	—	—	552	—	—	552
Share-based compensation	—	9	—	—	—	—	—	15,136	—	—	15,136
Net income	71,756	—	—	—	—	—	—	—	37,192	—	37,192
Change in redemption value of noncontrolling interests	240,422	—	—	—	—	—	—	(15,099)	(225,323)	—	(240,422)
Recognition of deferred tax asset	—	—	—	—	—	—	—	(589)	—	—	(589)
Distribution paid to Common Unit limited partners	(70,457)	—	—	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($0.75 per share)	—	—	—	—	—	—	—	—	(45,327)	—	(45,327)
Balance at June 30, 2024	$4,289,591	59,736	$6	97,783	$9	7,680	$1	$—	$(1,206,909)	$—	$(1,206,893)

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Redeemable Noncontrolling Interest — Common Unit Limited Partners	Class A Common Stock		Class C Common Stock				Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Equity
		Shares	Amount	Shares	Amount	Deferred Consideration Shares(1)	Amount

		(In thousands)
For the Six Months Ended June 30, 2023
Balance at December 31, 2022	$3,112,409	45,679	$5	94,270	$9	—	$—	$118,840	$(958,629)	$—	$(839,775)
Redemption of Common Units	(5,634)	181	—	(181)	—	—	—	5,634	—	—	5,634
Issuance of common stock through dividend and distribution reinvestment plan	—	6,095	—	—	—	—	—	175,626	—	—	175,626
Retirement of treasury stock	—	—	—	—	—	—	—	—	(2,432)	2,432	—
Repurchase of Class A Common Stock	—	(194)	—	—	—	—	—	—	—	(5,757)	(5,757)
Share-based compensation	—	212	—	—	—	—	—	30,839	—	—	30,839
Net income	49,517	—	—	—	—	—	—	—	26,450	—	26,450
Change in redemption value of noncontrolling interests	227,459	—	—	—	—	—	—	(330,939)	103,480	—	(227,459)
Distributions paid to Common Unit limited partners	(141,132)	—	—	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($1.50 per share)	—	—	—	—	—	—	—	—	(71,315)	—	(71,315)
Balance at June 30, 2023	$3,242,619	51,973	$5	94,089	$9	—	$—	$—	$(902,446)	$(3,325)	$(905,757)

For the Six Months Ended June 30, 2024
Balance at December 31, 2023	$3,157,807	$57,097	$6	94,089	$9	—	$—	$192,678	$(723,516)	$—	$(530,823)
Durango Acquisition	423,200	—	—	3,840	—	7,680	1	—	—	—	1
Redemption of Common Units	(5,060)	146	—	(146)	—	—	—	5,060	—	—	5,060
Issuance of common stock through dividend and distribution reinvestment plan	—	2,194	—	—	—	—	—	74,799	—	—	74,799
Share-based compensation	—	299	—	—	—	—	—	37,697	—	—	37,697
Net income	95,613	—	—	—	—	—	—	—	48,742	—	48,742
Change in redemption value of noncontrolling interests	759,003	—	—	—	—	—	—	(315,395)	(443,608)	—	(759,003)
Recognition of deferred tax asset	—	—		—	—	—	—	5,161	—	—	5,161
Distribution paid to Common Unit limited partners	(140,972)	—	—	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($1.50 per share)	—	—	—	—	—	—	—	—	(88,527)	—	(88,527)
Balance at June 30, 2024	$4,289,591	59,736	$6	97,783	$9	7,680	$1	$—	$(1,206,909)	$—	$(1,206,893)
(1)Pursuant to the Durango MIPA (as defined herein), deferred consideration of 7.7 million shares of Class C Common Stock is to be issued on July 1, 2025. Fair value of the deferred consideration was included in the “Redeemable noncontrolling interest—Common Units limited partners” of the Condensed Consolidated Balance Sheets as of June 30, 2024.
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

1.    DESCRIPTION OF THE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
The Company is a holding company, whose only significant assets are ownership of the non-economic general partner interest and an approximate 38% limited partner interest in Kinetik Holdings LP, a Delaware limited partnership (the “Partnership”). As the owner of the non-economic general partner interest in the Partnership, the Company is responsible for all operational, management and administrative decisions related to, and consolidates the results of, the Partnership and its subsidiaries.
The Company provides comprehensive gathering, produced water disposal, transportation, compression, processing and treating services necessary to bring natural gas, NGLs and crude oil to market. Additionally, the Company owns equity interests in three separate Permian Basin pipeline entities that have access to various markets along the U.S. Gulf Coast.
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
Significant Accounting Policies
The accounting policies that we follow are set forth in Note 2 – Summary of Significant Accounting Policies of the Notes to consolidated financial statements in our Annual Report on Form 10-K. There were no significant updates or revisions to our accounting policies during the six months ended June 30, 2024, except discussed herein.
Accounts Receivable Securitization Facility
Pursuant to ASC 860, Transfers and Servicing, accounts receivable that are sold or contributed by the Partnership to the special purpose vehicle (“SPV”) are treated as collateral for borrowings under the third party A/R Facility (as defined below) and are included in “Accounts receivable pledged” of the Condensed Consolidated Balance Sheet as pledged receivables. Proceeds from the transfer of the eligible accounts receivable under the third party A/R Facility are secured borrowings included in the “Current debt obligations” of our Condensed Consolidated Balance Sheets. Proceeds and repayments under such facility are reflected as cash flows from financing activities in our Consolidated Statements of Cash Flows. See Note 7—Debt and Financing Costs in the Notes to our Condensed Consolidated Financial Statements set forth in this Form 10-Q for further discussion.

Transactions with related parties
The Company has revenue contracts and incurs cost of sales and operating expenses with Apache Midstream LLC (“Apache”), which owned more than 5% of the Company’s common stock prior to its secondary offerings completed in December 2023 and March 2024. Pursuant to ASC 850, Related Party Transactions, Apache was no longer a related party after the completion of its secondary offering in December 2023 as it owned less than 10% of the Company’s common stock. Pursuant to Regulation S-K, Item 404(a), Apache ceased to be a related party as of March 18, 2024 as it no longer owned any of the Company’s common stock. In 2024, for the period ended March 18, 2024, revenue from Apache was $17.2 million, cost of sales was $9.4 million and operating expenses were $0.2 million. In 2023, revenue from Apache was $25.1 million and $50.9 million, cost of sales was $13.3 million and $31.1 million, and operating expenses were $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively.
In addition, the Company incurs cost of sales with two of its equity method investment (“EMI”) pipeline entities, Permian Highway Pipeline LLC (“PHP”) and Breviloba, LLC (“Breviloba”). The Company pays a demand fee to PHP and pays a capacity fee to Breviloba for certain volumes moving on the Shin Oak NGL Pipeline. For the three and six months ended June 30, 2024, the Company recorded cost of sales of $12.5 million and $26.5 million, respectively, with these affiliates. For the three and six months ended June 30, 2023, the Company recorded cost of sales of $2.1 million and $4.0 million, respectively, with these affiliates.
Recently issued accounting pronouncements not yet adopted
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update require, among other items, that public entities disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss. Additionally, the amendments require annual disclosure of the title and position of the CODM and how that individual uses the reported measure(s) of segment profit or loss in assessing segment performance and how to allocate resources.
These amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The disclosures required in the amendments apply retrospectively to all prior periods presented in the financial statements. We are evaluating the effect of the amendments on our consolidated financial statements and expect to disclose the required information for fiscal years beginning in the Annual Report on Form 10-K for the year ended December 31, 2024 and for interim periods beginning in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require, among other items, that public entities disclose, on an annual and interim basis, (i) specific categories of income taxes in the rate reconciliation, and (ii) a disaggregation of income taxes paid by federal, state, and foreign taxes.
These amendments are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied prospectively with retrospective application permitted. We are evaluating the effect of the amendments on our consolidated financial statements and expect to disclose the required information beginning in the Annual Report on Form 10-K for the year ended December 31, 2025.

2.    BUSINESS COMBINATIONS
For acquired businesses, we recognize the identifiable assets acquired, the liabilities assumed at their estimated fair values on the date of acquisition with any excess purchase price over the fair value of net assets acquired recorded to goodwill. Determining the fair value of these items requires management’s judgment and the utilization of an independent valuation specialist, if applicable, and involves the use of significant estimates and assumptions.

Durango Permian LLC Acquisition
On June 24, 2024 (the “Closing Date”), the Company consummated the previously announced transaction contemplated by the Membership Interest Purchase Agreement (the “Durango MIPA”), dated May 9, 2024, by and between the Company, the Partnership, and Durango Midstream LLC, an affiliate of Morgan Stanley Equity Partners (the “Durango Seller”), pursuant to which the Partnership purchased all of the membership interests of Durango Permian, LLC and its wholly owned subsidiaries (“Durango”) from Durango Seller for an adjusted purchase price of approximately $845.2 million (the “Durango Acquisition”), consisting of (i) $358.0 million of cash consideration paid at closing, (ii) approximately 3.8 million shares of Class C Common Stock, par value $0.0001 per share of the Company (“Class C Common Stock”) (and an equivalent number of common units in the Partnership (“OpCo Units”)), valued at $148.2 million, issued at closing and (iii) approximately 7.7 million shares of Class C Common Stock (and an equivalent number of OpCo Units), valued at $275.0 million, to be issued on July 1, 2025. Durango Seller is also entitled to an earn out of up to $75.0 million in cash contingent upon the Kings Landing gas processing complex in Eddy County, New Mexico (the “Kings Landing Project”), which is currently under construction, being placed into service (the “Kings Landing Earnout”). The Kings Landing Earnout is subject to reduction based on actual capital costs associated with the Kings Landing Project. The Durango Acquisition allows the Company to further expands its footprint into New Mexico and across the Northern Delaware Basin.
The Durango Acquisition was accounted for as a business combination in accordance with ASC 805 Business Combination (“ASC 805”). Starting on the Closing Date, our Consolidated Financial Statements reflected Durango as a consolidated subsidiary. The accompanying Condensed Consolidated Financial Statements herein include (i) the combined net assets of the Company carried at historical costs and net assets of Durango carried at fair value as of the Closing Date and (ii) the combined results of operations with Durango’s results presented within the Condensed Consolidated Financial Statements from the Closing Date going forward.
The preliminary purchase price allocation, based on Durango’s latest financial statements available as of May 31, 2024, includes preliminary adjustments for working capital and fair value of underlying assets acquired and liabilities assumed. Both observable and non-observable market data, thus Level 2 and Level 3 inputs, are used in the assessment of the fair value of the assets acquired and liabilities assumed listed in the below table. The Company recorded goodwill of $10.4 million related to operational synergies and the acquired assembled workforce. The fair value of the processing plants, gathering system and related facilities and equipment is based on market and cost approaches and will be depreciated over an estimated useful life of 20 years, which is consistent with the Company’s policy over similar facilities and equipment. The fair value of the intangible assets is based on the market approach for the right-of-way (“ROW”) and discounted cash flow approach for customer contracts, which will be amortized over estimated useful lives ranging from seven to twenty years. The assumed liabilities are approximate to fair value at the Closing Date. The Company will continue to identify necessary adjustments to finalize the purchase price allocation during the 12-month period following the acquisition Closing Date as information about facts and circumstances that existed at the acquisition Closing Date become available. Acquired net assets and goodwill from this business combination were included in the Midstream Logistic segment. In addition, the Company recorded contingent liabilities related to the Kings Landing Earnout based on project completion probability, see additional information in Note 15—Commitments and Contingencies in the Notes to our Condensed Consolidated Financial Statements set forth in this Form 10-Q.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed in the Durango Acquisition as of June 24, 2024, in accordance with ASC 805 :

(In thousands)	Amount
Cash and cash equivalents	$8,701
Accounts receivable	14,662
Prepaid and other current assets	222
Property, plant, and equipment, net	457,028
Intangible assets, net	404,000
Deferred charges and other assets	224
Operating lease ROU assets	3,617
Goodwill	10,411
Total assets acquired	898,865

Accounts payable	26,808
Accrued expenses	3,291
Contract liabilities	642
Operating lease liabilities	3,617
Deferred tax liabilities	19,340
Total liabilities assumed	53,698

Contingent consideration	64,000
Consideration transferred	$781,167
The Company incurred acquisition-related costs of $3.2 million for the three and six months ended June 30, 2024, which was included in the “General and administrative expenses” of the Condensed Consolidated Statements of Operations.
The Company’s Condensed Consolidated Statement of Operations included results of operations from Durango starting from the Closing Date through June 30, 2024, which included estimated revenues of $3.2 million and net income including noncontrolling interest of $0.2 million, excluding intercompany revenue and cost of sales, for the three and six months ended June 30, 2024.
Supplemental Pro Forma Information
The unaudited supplemental pro forma financial data is for informational purposes only and is not indicative of future results. The results below for the three and six months ended June 30, 2024 and 2023 combine the results of the Company and Durango, giving effect to the Durango Acquisition as if it had been completed on January 1, 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)

Revenues	$399,115	$345,168	$800,124	$697,977
Net income including noncontrolling interest	$112,581	$73,092	$152,072	$81,228
Given the assumed pro forma transaction date of January 1, 2023, we removed $3.3 million and $3.5 million of acquisition-related expenses for the three and six months ended June 30, 2024, respectively, and recognized $3.5 million of acquisition-related expenses for six months ended June 30, 2023. We also removed $5.9 million and $12.2 million of interest expense on Durango’s debt for the three and six months ended June 30, 2024, respectively, and $3.7 million and $7.2 million for the three and six months ended June 30, 2023, respectively, as if the business combination had occurred and the debt had been paid off on January 1, 2023.

Midstream Infrastructure Assets
In the first half of 2023, the Partnership closed on a purchase and sale agreement for certain midstream assets for $65.0 million together with a new 20-year midstream service agreement. Midstream assets acquired consisted of water gathering and disposal assets of $61.9 million and intangible right-of-way assets of $3.1 million. In addition, the Partnership entered into an incentive and acceleration agreement related to near term supplemental development activities on acreage dedicated for midstream services to affiliates of the Partnership. Consideration for the incentive and acceleration agreement of $60.0 million was capitalized as a contract asset in accordance with ASC 606, of which $4.7 million was included in “Prepaid and Other Current Assets” and $55.3 million was included in “Deferred Charges and Other Assets” in the Condensed Consolidated Balance Sheet as of the date of acquisition. Acquired net assets from this business combination were included in the Midstream Logistics segment.
Goodwill
The Company had goodwill of $15.5 million recorded in the Midstream Logistic segment related to various business combinations as of June 30, 2024. Goodwill is tested at least annually, or more frequently as events occur or circumstances change that would more-likely-than-not reduce fair value of a reporting unit below its carrying value. Company’s management assessed whether there have been events or circumstances that trigger the fair value of the reporting unit to be lower than its net carrying value since consummation of respective business combinations and concluded that goodwill was not impaired as of June 30, 2024.

3.    REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents a disaggregation of the Company’s revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Gathering and processing services	$96,415	$102,551	$198,610	$205,976
Natural gas, NGLs and condensate sales	260,102	191,430	496,669	365,254
Other revenue	2,940	2,222	5,572	6,013
Total revenues	$359,457	$296,203	$700,851	$577,243
There have been no significant changes to the Company’s contracts with customers during the three and six months ended June 30, 2024. The Company recognized revenues from MVC deficiency payments of nil for the three and six months ended June 30, 2024 and $0.1 million and $1.2 million for the three and six months ended 2023, respectively.

Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that have not yet been recognized, representing our contractually committed revenues as of June 30, 2024:

Amount

Fiscal Year	(In thousands)
Remaining of 2024	$26,871
2025	74,548
2026	75,527
2027	73,792
2028	72,720
Thereafter	229,063
$552,521

Our contractually committed revenue, for the purposes of the tabular presentation above, is limited to customer contracts that have fixed pricing and fixed volume terms and conditions, including contracts with payment obligations associated with MVCs.
Contract Liabilities
The following table provides information about contract liabilities from contracts with customers as of June 30, 2024:

Amount

(In thousands)
Balance at December 31, 2023	$32,238
Reclassification of beginning contract liabilities to revenue as a result of performance obligations being satisfied	(3,359)
Cash received in advance and not recognized as revenue	600
Balance at June 30, 2024	29,479
Less: Current portion	6,519
Non-current portion	$22,960
Contract liabilities relate to payments received in advance of satisfying performance obligations under a contract, which result from contribution in aid of construction payments. Current and noncurrent contract liabilities are included in “Other Current Liabilities” and “Contract Liabilities,” respectively, of the Condensed Consolidated Balance Sheets.
Contract Cost Assets
The Company has capitalized certain costs incurred to obtain a contract or additional contract dedicated acreage or volumes that would not have been incurred if the contract or associated acreage and volumes had not been obtained. As of June 30, 2024 and December 31, 2023, the Company had contract acquisition cost assets of $68.1 million and $71.2 million, respectively. Current and noncurrent contract cost assets are included in “Prepaid and Other Current Assets” and “Deferred Charges and Other Assets,” respectively, of the Condensed Consolidated Balance Sheets. The Company amortizes these assets as cost of sales on a straight-line basis over the life of the associated long-term customer contracts. The Company recognized cost of sales associated with these assets of $1.7 million for the three months ended June 30, 2024 and 2023, respectively, and $3.3 million for the six months ended June 30, 2024 and 2023, respectively.

4.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at carrying value, is as follows:

	June 30,	December 31,
	2024	2023

	(In thousands)
Gathering, processing, and transmission systems and facilities	$3,679,536	$3,253,539
Vehicles	13,120	11,447
Computers and equipment	7,583	6,242
Less: accumulated depreciation	(710,567)	(626,223)
Total depreciable assets, net	2,989,672	2,645,005
Construction in progress	177,644	74,369
Land	25,410	23,853
Total property, plant, and equipment, net	$3,192,726	$2,743,227
The cost of property classified as “Construction in progress” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet available to be placed into productive service as of the respective reporting date. The Company recorded $43.8 million and $38.9 million of depreciation expense for the three months ended June 30, 2024 and 2023, respectively, and $86.6 million and $77.3 million for the six months ended June 30, 2024 and 2023, respectively. There were no impairment triggering events for property, plant and equipment during the three and six months ended June 30, 2024 and 2023.

5.    INTANGIBLE ASSETS, NET
Intangible assets, net, are comprised of the following:

	June 30,	December 31,
	2024	2023

	(In thousands)
Customer contracts	$1,469,633	$1,139,665
Right of way assets	218,333	141,711
Less accumulated amortization	(751,750)	(689,706)
Total amortizable intangible assets, net	$936,216	$591,670
The fair value of acquired customer contracts was capitalized as a result of acquiring favorable customer contracts as of the closing dates of certain past acquisitions and is being amortized using a straight-line method over the remaining term of the customer contracts, which range from one to twenty years. Right-of-way assets relate primarily to underground pipeline easements which generally have a useful life of ten years and are amortized using the straight-line method. The right of way agreements are typically for an initial term of ten years with an option to renew for an additional ten years at agreed upon renewal rates based on certain indices or up to 130% of the original consideration paid.
On June 30, 2024, the remaining weighted average amortization periods for customer contracts and right of way assets were approximately 12.30 years and 6.86 years, respectively. The overall remaining weighted average amortization period for the intangible assets as of June 30, 2024 was approximately 11.41 years.
The Company recorded $31.3 million and $30.6 million of amortization expense for the three months ended June 30, 2024 and 2023, respectively, and $62.0 million and $61.1 million for the six months ended June 30, 2024 and 2023, respectively. There was no impairment recognized on intangible assets for the three and six months ended June 30, 2024 and 2023.

6.    EQUITY METHOD INVESTMENTS
As of June 30, 2024, the Company owned investments in the following long-haul pipeline entities in the Permian Basin. These investments were accounted for using the equity method of accounting. For each EMI pipeline entity, the Company has the ability to exercise significant influence based on certain governance provisions and its participation in the significant activities and decisions that impact the management and economic performance of the EMI pipeline. The table below presents the ownership percentages and investment balances held by the Company for each entity:

		June 30,	December 31,
	Ownership(1)	2024	2023

		(In thousands)
PHP	55.5%	$1,639,627	$1,666,254
Breviloba	33.0%	436,261	443,684
Gulf Coast Express Pipeline LLC (“GCX”)(2)	—%	—	431,051
		$2,075,888	$2,540,989
(1)As of June 30, 2024 the Company also owned 15% of Epic Crude Holdings, LP (“EPIC”).
(2)The Company owned 16% of GCX as of December 31, 2023 and divested entire ownership in June 2024.
On June 4, 2024, the Company consummated the previously announced transaction contemplated by the Purchase and Sale Agreement dated as of May 9, 2024 (the "GCX Purchase Agreement"), to sell its 16% equity interest in GCX to GCX Pipeline, LLC (the "GCX Buyer") for an adjusted price of $524.4 million (the "GCX Sale"), consisting of cash, including working capital adjustments at closing and an additional $30.0 million earn out in cash upon the approval by the GCX Board of Directors of one or more capital projects that achieve certain capacity expansion criteria. Net cash proceeds of $494.4 million were received from the GCX Buyer on June 4, 2024. The Company recognized a gain of $59.9 million upon closing of the GCX Sale and no gain contingency related to the earn out was recognized.

The unamortized basis differences included in the EMI pipeline balances were $205.1 million and $349.3 million as of June 30, 2024 and December 31, 2023, respectively. These amounts represent differences in the Company’s contributions to date and the Company’s underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized basis differences will be amortized into equity income over the useful lives of the underlying pipeline assets. Due to the GCX Sale, its unamortized basis difference of $137.8 million was written off upon closing of the transaction. There was capitalized interest of $24.3 million and $24.7 million as of June 30, 2024 and December 31, 2023, respectively. Capitalized interest is amortized on a straight-line basis into equity income.
The following table presents the activity in the Company’s EMIs for the six months ended June 30, 2024:

	Permian Highway Pipeline LLC	Breviloba, LLC	Gulf Coast Express Pipeline LLC	Total

	(In thousands)
Balance at December 31, 2023	$1,666,254	$443,684	$431,051	$2,540,989
Contributions	3,273	—	—	3,273
Distributions(1)	(115,705)	(22,567)	(15,610)	(153,882)
Disposition	—	—	(430,916)	(430,916)
Equity income, net(2)	85,805	15,144	15,475	116,424
Balance at June 30, 2024	$1,639,627	$436,261	$—	$2,075,888
(1)Distributions consisted of distributions from a return on investment of $152.6 million, which was included in cash flows from operating activities and distributions from a return of investment of $1.2 million, which was included in cash flows from investing activities.
(2)For the six months ended June 30, 2024, net of amortization of basis differences and capitalized interests, which represents undistributed earnings, the amortization was $3.9 million from PHP, $0.3 million from Breviloba, LLC and $2.7 million from GCX.
Summarized Financial Information
The following table represents selected data for the Company’s ongoing EMI pipelines (on a 100 percent basis) for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
	2024		2023
	Permian Highway Pipeline LLC	Breviloba, LLC	Permian Highway Pipeline LLC	Breviloba, LLC

	(In thousands)
Revenues	$126,426	$51,438	$99,095	$46,641
Operating income	81,114	21,746	63,507	22,547
Net income	81,074	21,895	64,342	22,651

	Six Months Ended June 30,
	2024		2023
	Permian Highway Pipeline LLC	Breviloba, LLC	Permian Highway Pipeline LLC	Breviloba, LLC

	(In thousands)
Revenues	$252,640	$102,397	$191,935	$92,542
Operating income	161,681	47,165	120,312	44,496
Net income	161,233	47,447	124,032	44,863

7.    DEBT AND FINANCING COSTS
Accounts Receivable Securitization Facility
On April 2, 2024, Kinetik Receivables LLC (“Kinetik Receivables”), a bankruptcy remote special purpose entity formed as a direct subsidiary of the Partnership, which is a subsidiary of the Company, entered into an accounts receivable securitization facility with an initial facility limit of $150.0 million (“A/R Facility”) with PNC Bank, as the administrative agent, and certain purchasers party thereto from time to time, which has a scheduled termination date of April 1, 2025. The aggregate fees and expenses paid directly to third parties in obtaining the A/R Facility totaled $1.1 million and were capitalized as debt issuance costs and included in the Condensed Consolidated Balance Sheets as a current asset within “Prepaid and other current assets”, amortized over the term of the A/R Facility to interest expense using the effective-interest method. There were unamortized debt issuance costs related to the A/R Facility of $0.8 million as of June 30, 2024.
Pursuant to the A/R Facility, the Company and certain of its subsidiaries continuously transfer receivables to Kinetik Receivables and Kinetik Receivables transfers receivables that meet certain qualifying conditions to third-party purchasers in exchange for cash. These receivables are held by Kinetik Receivables and are pledged to secure the collectability of the sold receivables and are accounted for as secured borrowings. The amount available for borrowing at any one time under the A/R Facility is limited to an amount calculated based on the outstanding balance of eligible receivables sold to the purchasers, subject to certain reserves, concentration limits, and other limitations. Under the A/R Facility, the Company is subject to pay a yield to the purchasers equal to SOFR plus a spread adjustment of 0.10% and a drawn fee of 0.90%. The Company also pays a fee of 0.40% on the undrawn committed amount of the A/R Facility. Yield and fees payable by the Company under the AR Facility are due monthly. As of June 30, 2024, eligible accounts receivable of $148.8 million were pledged to the A/R Facility as collateral and $1.2 million was available to be invested by the purchasers.
The Partnership has continuing involvement with the receivables transferred by Kinetik Receivables to the third-party purchasers by providing collection services.
The A/R Facility is linked to sustainability performance targets (“SPTs”) with respect to (a) female representation in corporate officer positions and (b) reduction in methane emissions intensity. A positive 0.02% and 0.05% fee and interest rate adjustments will be applied, respectively, if neither of the SPTs have been satisfied and a negative 0.02% and 0.05% fee and interest rate adjustments will be applied, respectively, if both of the SPTs have been satisfied.
The net proceeds of the A/R Facility were used, together with cash on hand, to repay a portion of the outstanding borrowings under the existing term loan credit facility (“Term Loan Credit Facility”), lowering the remaining balance to $1.00 billion. As a result, the maturity of the Term Loan Credit Facility extended to December 8, 2026. The Company recognized a loss on debt extinguishment of $0.5 million for the partial payment made on the Term Loan Credit Facility.
The following table summarizes the Company’s debt obligations as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023

	(In thousands)
A/R Facility	$148,800	$—
Total current debt obligations	$148,800	$—

Unsecured term loan	$1,000,000	$1,200,000
5.875% senior unsecured notes due 2030 (“2030 Notes”)	1,000,000	1,000,000
6.625% senior unsecured notes due 2028 (“2028 Notes”)	800,000	800,000
$1.25 billion revolving line of credit	487,000	594,000
Total long-term debt	3,287,000	3,594,000
Debt issuance costs, net(1)	(28,671)	(31,510)
Unamortized debt premiums and discounts, net	74	319
Total long-term debt, net	$3,258,403	$3,562,809
(1)Excludes unamortized debt issuance costs related to the revolving line of credit. Unamortized debt issuance costs associated with the revolving line of credit were $4.6 million and $5.4 million as of June 30, 2024 and December 31, 2023, respectively. The unamortized debt issuance costs related to the revolving credit facilities were included in the “Deferred charges and other assets” of the Condensed Consolidated Balance Sheets.

The table below presents the components of the Company’s financing costs, net of capitalized interest:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Capitalized interest	$(986)	$(4,811)	$(1,930)	$(7,044)
Debt issuance costs	1,883	1,534	3,582	3,055
Interest expense	53,152	19,403	99,864	89,423
Total financing costs, net of capitalized interest	$54,049	$16,126	$101,516	$85,434
As of June 30, 2024 and December 31, 2023, unamortized debt issuance costs associated with the 2030 Notes, the 2028 Notes and the Term Loan Credit Facility were $28.7 million and $31.5 million, respectively, and unamortized debt premiums and discount, net, associated with the 2028 Notes and the unsecured term loan were $0.1 million and $0.3 million, respectively.
Compliance with our Covenants
Each of the revolving credit agreements with Bank of America, N.A. as administrative agent and the Term Loan Credit Facility, contain customary covenants and restrictive provisions which may, among other things, limit the Partnership’s ability to create liens, incur additional indebtedness and make restricted payments and the Partnership’s ability to liquidate, dissolve, consolidate with or merge into or with any other person. The 2030 Notes and the 2028 Notes also contain covenants and restrictive provisions, which may, among other things, limit the Partnership’s and its subsidiaries’ ability to create liens to secure indebtedness.
The A/R Facility contains covenants and restrictive provisions with respect to the Partnership and Kinetik Receivables that are customary for accounts receivable securitization facilities. As of June 30, 2024, the Partnership was in compliance with all customary and financial covenants.
Letters of Credit
Our $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) scheduled to mature on or before June 8, 2027 can be used for letters of credit. Our obligations with respect to related letters of credit totaled $12.6 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, the Revolving Credit Facility has a borrowing base of $750.4 million available.
Fair Value of Financial Instruments
The fair value of the Company and its subsidiaries’ consolidated debt as of June 30, 2024 and December 31, 2023 was $3.42 billion and $3.57 billion, respectively. On June 30, 2024, the senior unsecured notes’ fair value was based on Level 1 inputs, the Term Loan Credit Facility and Revolving Credit Facility’s fair value was based on Level 3 inputs and the A/R Facility’s fair value is approximate its carrying value due to its short term nature.

8.    ACCRUED EXPENSES
The following table provides detail of the Company’s current accrued expenses on June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023

	(In thousands)
Accrued product purchases	$105,106	$109,172
Accrued taxes	13,535	632
Accrued salaries, vacation, and related benefits	3,268	1,872
Accrued capital expenditures	6,471	18,534
Accrued interest	7,024	33,760
Accrued other expenses	21,914	13,451
Total accrued expenses	$157,318	$177,421
Accrued product purchases mainly accrue the liabilities related to producer payments and any additional business-related miscellaneous fees we owe to third parties, such as transport or capacity fees as of June 30, 2024.

9.    EQUITY
Redeemable Noncontrolling Interest — Common Unit Limited Partners
The redemption option of the Common Unit is not legally detachable or separately exercisable from the instrument and is non-transferable; the Common Unit is redeemable at the option of the holder. Therefore, the Common Unit is accounted for as redeemable noncontrolling interest and classified as temporary equity on the Company’s Condensed Consolidated Balance Sheets. During the six months ended June 30, 2024, 146,250 Common Units were redeemed on a one-for-one basis for shares of Class A Common Stock, par value $0.0001 per share of the Company (“Class A Common Stock”) and a corresponding number of shares of Class C Common Stock were cancelled. In addition, as part of the Durango Acquisition purchase price consideration, approximately 3.8 million shares of Class C Common Stock and an equivalent number of Common Units were issued at closing. There were 97.8 million Common Units and an equal number of Class C Common Stock issued and outstanding as of June 30, 2024 and 7.7 million shares of Class C Common Stock and equivalent number of Common Units of deferred consideration for the Durango Acquisition that will be issued on July 1, 2025. The Common Units fair value was approximately $4.29 billion, including deferred consideration valued as of June 30, 2024.
Common Stock
As of June 30, 2024, there were 59.7 million and 97.8 million shares, respectively, of Class A Common Stock and Class C Common Stock issued and outstanding (collectively, “Common Stock”). In addition, 7.7 million shares of Class C Common Stock will be issued as deferred consideration for the Durango Acquisition.
Share Repurchase Program
During the quarter ended June 30, 2024, the Company did not repurchase any of its Class A Common Stock under the Repurchase Program.
Dividend
On May 9, 2024, the Company made cash dividend payments of $115.2 million to holders of Class A Common Stock and Common Units and $0.6 million was reinvested in shares of Class A Common Stock. The significant decrease in the amount reinvested in shares of Class A Common Stock compared with prior quarters was due to the automatic termination of the Dividend and Distribution Reinvestment Agreement on March 8, 2024.

10.    FAIR VALUE MEASUREMENTS
The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Level 1	Level 2	Level 3	Total

	(In thousands)
Commodity swap	$—	$3,229	$—	$3,229
Interest rate derivatives	—	8,531	—	8,531
Total assets	$—	$11,760	$—	$11,760

Commodity swaps	$—	$8,197	$—	$8,197
Total liabilities	$—	$8,197	$—	$8,197

	December 31, 2023
	Level 1	Level 2	Level 3	Total

	(In thousands)
Commodity swap	$—	$3,663	$—	$3,663
Interest rate derivatives	—	4,314	—	4,314
Total assets	$—	$7,977	$—	$7,977

Commodity swaps	$—	$1,749	$—	$1,749
Interest rate derivatives	—	5,348	—	5,348
Total liabilities	$—	$7,097	$—	$7,097
Our derivative contracts consist of interest rate swaps and commodity swaps. The valuation of these derivative contracts involved both observable publicly quoted prices and certain credit valuation inputs that may not be readily observable in the marketplace. As such derivative contracts are classified as Level 2 in the hierarchy. Refer to Note 11—Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further discussion related to commodity swaps and interest rate derivatives.
Long-term debt’s carrying value can vary from fair value. See Note 7—Debt and Financing Costs in the Notes to Condensed Financial Statements for further information. The carrying amounts reported on the Condensed Consolidated Balance Sheets for the Company’s remaining financial assets and liabilities approximate fair value due to their short-term nature. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the six months ended June 30, 2024 and 2023.

11.    DERIVATIVES AND HEDGING ACTIVITIES
The Company is exposed to certain risks arising from both its business operations and economic conditions, and it enters into certain derivative contracts to manage exposure to these risks. To minimize counterparty credit risk in derivative instruments, the Company enters into transactions with high credit-rating counterparties. The Company did not elect to apply hedge accounting to these derivative contracts and recorded the fair value of the derivatives on the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023.
Interest Rate Risk
The Company manages market risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its debt funding and by using derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from activities that result in the payment of future known and uncertain cash amounts, the value of which is determined by interest rates.

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
As of June 30, 2024, the Company had two interest rate swap contracts with total notional amounts of $1.70 billion maturing on May 31, 2025 that pay a fixed rate ranging from 4.38% to 4.48% for the respective notional amounts. The fair value or settlement value of the consolidated interest rate swaps outstanding are presented on a gross basis on the Condensed Consolidated Balance Sheets. The following table presents the fair value of derivative assets and liabilities related to the interest rate swap contracts:

	June 30,	December 31,
	2024	2023

	(In thousands)
Derivatives assets - current	$8,531	$4,314
Total derivative assets	$8,531	$4,314

Derivatives liabilities - noncurrent	$—	$5,348
Total derivative liabilities	$—	$5,348
The Company recorded cash settlements and changes in fair value of the interest rate swap contracts in “Interest expense” of the Condensed Consolidated Statements of Operations. The following table presents interest rate swap derivatives activities for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Cash settlements	$3,953	$2,417	$7,905	$2,417
Favorable fair value adjustment	$4,142	$39,252	$17,471	$22,063
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
During the past twelve months, the Company entered into multiple commodity swap contracts based on the OPIS NGL Mont Belvieu prices for ethane, propane and butane, the Waha Basis index, the HSC index and the NYMEX West Texas Intermediate Control index. These contracts are for various notional quantities of NGLs, natural gas and crude. Similarly, the Company has entered into various natural gas and crude basis spread swaps. These contracts are effective over the next 1 to 23 months and are used to hedge against location price risk of the respective commodity resulting from supply and demand volatility and protect cash flows against price fluctuations.

The following table presents detailed information of commodity swaps outstanding as of June 30, 2024 (in thousands, except volumes):

	June 30, 2024
Commodity	Unit	Notional Volume	Net Fair Value
Natural Gas	MMBtus	2,140,000	$(326)
NGL	Gallons	140,893,200	(594)
Crude	Bbl	211,200	(780)
Crude Collars	Bbl	182,200	17
Crude Basis Spread Swaps	Bbl	59,200	(23)
Natural Gas Basis Spread Swaps	MMBtus	14,120,000	(3,262)
			$(4,968)
The fair value or settlement value of the swaps outstanding are presented on a gross basis on the Condensed Consolidated Balance Sheets. The following table presents the fair value of derivative assets and liabilities related to commodity swaps:

	June 30,	December 31,
	2024	2023

	(In thousands)
Derivatives assets - current	$2,725	$3,498
Derivative assets - noncurrent	504	165
Total derivative assets	$3,229	$3,663

Derivative liabilities - current	$7,476	$1,734
Derivatives liabilities - noncurrent	721	15
Total derivative liabilities	$8,197	$1,749
The Company recorded cash settlements and fair value adjustments on commodity swap derivatives in “Product revenue” of the Consolidated Statements of Operations. The following table presents commodity swap derivatives activities for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Cash settlements	$(17,014)	$6,879	$(17,212)	$7,853
(unfavorable) favorable fair value adjustment	$(8,809)	$9,129	$(24,095)	$14,548

12.    SHARE-BASED COMPENSATION
The Company granted various Class A and Class C Shares, restricted stock units (“RSUs”) and performance stock units (“PSUs”) to members of the Board of Directors (the “Board”) and employees. The Class A Shares and Class C Shares and RSUs are subject to service requirements for vesting and the PSUs have both service requirements and market condition performance requirements for vesting. These units are recorded at grant-date fair value and compensation expense is recognized on a straight‑line or graded straight-line basis over the vesting period within “General and Administrative Expenses” of the Condensed Consolidated Statements of Operations in accordance with FASB ASC 718, Compensation - Stock Compensation. Forfeitures are recognized as they occur.

Class A Shares and Class C Shares
The table below summarizes Class A Share and Class C Share activities for the six months ended June 30, 2024:

	Number of Shares	Weighted Avg Grant-Date Fair Market Value Per Unit
Outstanding and unvested shares at December 31, 2023	5,444,488	$28.91
Granted	—	—
Vested	16,404	31.18
Forfeited	796	31.18
Outstanding and unvested shares at June 30, 2024	5,427,288	$28.90
Table below summarizes aggregate intrinsic value (market value at vesting date) and grant-date fair value of vested Class A Shares for the three months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023

	(In thousands)
Aggregate intrinsic value of vested Class A Shares	$654	$—
Grant-date fair value of vested Class A Shares	$511	$—
No vesting or forfeiture occurred for Class C Shares for the three and six months ended June 30, 2024 and 2023. No vesting or forfeiture occurred for Class A Shares for the three months ended June 30, 2024 and 2023. As of June 30, 2024, there were $50.4 million of unrecognized compensation costs related to unvested Class A Shares and Class C Shares. These costs are expected to be recognized over a weighted average period of 1.34 years.
Restricted Stock Units
Certain RSUs were granted in the first half of 2024 to certain executives and employees under the Kinetik Holdings Inc. Amended and Restated 2019 Omnibus Compensation Plan (the “2019 Plan”) with various service vesting requirements. Such RSUs may be settled only for shares of Class A Common Stock on a one-for-one basis, contingent upon continued employment.
The table below summarizes RSU activities for the six months ended June 30, 2024:

	Number of Shares(1)	Weighted Avg Grant-Date Fair Market Value Per Unit(1)
Outstanding and unvested shares at December 31, 2023	435,220	$31.15
Granted	606,874	35.36
Vested	309,871	34.57
Forfeited	8,716	32.22
Outstanding and unvested shares at June 30, 2024	723,507	$33.21
(1)The number of shares and weighted average fair market value per share include RSUs issued to new employees that transitioned from ALTM as part of the merger as replacement awards.

Table below summarizes aggregate intrinsic value (market value at vesting date) and grant-date fair value of RSUs for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Aggregate intrinsic value of vested RSUs	$775	$606	$10,923	$7,306
Grant-date fair value of vested RSUs	$758	$604	$10,712	$6,792
As of June 30, 2024, there were $16.0 million of unrecognized compensation costs related to the RSUs. These costs are expected to be recognized over a weighted average period of 1.83 years.
Performance Stock Units
The Company granted PSUs pursuant to the 2019 Plan to certain of its employees and executives in the first half of 2024. These PSUs vest and become earned upon the achievement of certain performance goals based on the Company’s annualized absolute total stockholder return and the Company’s relative total stockholder return as compared to the performance peer group during a three-year performance period. Depending on the results achieved during the three-year performance period, the actual number of Class A Common Stock that a holder of the PSUs earns at the end of the performance period may range from 0% to 200% of the target number of PSUs granted. The fair value of the PSUs is determined using the Monte Carlo simulation at the grant date. The Company recognized compensation expense for PSUs on a straight-line basis over the performance period. Any PSU not earned at the end of the performance period will be forfeited.
The table below summarizes PSU activities for the six months ended June 30, 2024:

	Number of Shares	Weighted Avg Grant-Date Fair Market Value Per Unit
Granted in 2024	198,703	$36.76
Outstanding and unvested shares at June 30, 2024	198,703	$36.76
No vesting or forfeiture occurred for PSUs for the three and six months ended June 30, 2024.
The table below presents a summary of the grant-date fair value assumptions used to value the PSUs on grant date:

March 2024
Grant-date fair value per unit	$36.76
Beginning average price	$32.84
Risk-free interest rate	4.21%
Volatility factor	37%
Expected term	2.82 years
As of June 30, 2024, there were $6.5 million of unrecognized compensation costs related to the PSUs. These costs are expected to be recognized over a weighted average period of 2.50 years.
With respect to above Class A Shares, Class C Shares, RSUs and PSUs, the Company recorded compensation expenses of $15.1 million and $13.3 million for the three months ended June 30, 2024 and 2023, respectively, and $37.7 million and $30.8 million for the six months ended June 30, 2024 and 2023.

13.    INCOME TAXES
The Company is subject to U.S. federal income tax and state taxes. Income tax expense included in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023

	(In thousands)
Income before income taxes	$118,162	$71,979	$157,356	$76,694
Income tax expense	$9,214	$311	$13,001	$727
Effective tax rate	7.80%	0.43%	8.26%	0.95%
The effective tax rate for the three and six months ended June 30, 2024 was lower than the statutory rate mainly due to the impact of tax attributable to noncontrolling interests related to the Common Unit limited partners.
The effective tax rate for the three and six months ended June 30, 2023 was lower than the statutory rate mainly due to the impact of tax attributable to noncontrolling interests related to the Common Unit limited partners and a full valuation allowance on deferred tax assets as of June 30, 2023.

14.    NET INCOME PER SHARE
The computation of basic and diluted net income per share for the periods presented in the condensed consolidated financial statements is shown in the tables below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands, except per share amounts)
Net income attributable to Class A common shareholders	$37,192	$25,014	$48,742	$26,450
Less: Net income available to participating unvested restricted Class A common shareholders(1)	(4,613)	(4,426)	(8,731)	(8,582)
Total net income attributable to Class A common shareholders	$32,579	$20,588	$40,011	$17,868

Weighted average shares outstanding - basic	59,792	50,553	58,840	48,980
Dilutive effect of unvested Class A common shares(2)	487	72	663	240
Weighted average shares outstanding - diluted(2)(3)	60,279	50,625	59,503	49,220

Net income available per common share - basic	$0.54	$0.41	$0.68	$0.36
Net income available per common share - diluted	$0.54	$0.41	$0.67	$0.36
(1)Represents dividends paid to unvested Class A Shares.
(2)Includes dilutive effect from both RSUs and PSUs on unvested Class A common shares.
(3)The effect of an assumed exchange of outstanding Common Units (and the cancellation of a corresponding number of shares of outstanding Class C Common Stock) would have been anti-dilutive for all periods presented in which the Common Units were outstanding.

15.    COMMITMENTS AND CONTINGENCIES
Accruals for loss contingencies arising from claims, assessments, litigation, environmental and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. As of June 30, 2024 and December 31, 2023, there were no accruals for loss contingencies.

Litigation
The Company is a party to various legal actions arising in the ordinary course of its business. In accordance with FASB ASC 450, Contingencies, the Company accrues reserves for outstanding lawsuits, claims and proceedings when a loss contingency is probable and can be reasonably estimated. The Company estimates the amount of loss contingencies using current available information from legal proceedings, advice from legal counsel and available insurance coverage. Due to the inherent subjectivity of the assessments and unpredictability of the outcomes of the legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the legal proceedings in question. There were no litigation related accrued reserves as of June 30, 2024 and December 31, 2023.
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
Environmental Matters
The Company is subject to various local, state, and federal laws and regulations relating to various environmental matters during the ordinary course of business. Although we believe our operations are in substantial compliance with applicable environmental laws and relations, risks of additional costs and liabilities are inherent in our operations. Moreover, changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly requirements could require the Company to make significant expenditures to attain and maintain compliance or may otherwise have a material adverse effect on its operations, competitive position, or financial condition. The Company is not aware of any material environmental claims existing as of June 30, 2024, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity.
Contingent Liabilities
Durango Acquisition
On June 24, 2024, the Company consummated the previously announced Durango Acquisition. Pursuant to the Durango MIPA, Durango Seller is entitled to an earn out of up to $75.0 million in cash contingent upon the completion of the Kings Landing Project and placing it into service in Eddy County, New Mexico. This earn out is subject to reduction based on actual capital costs associated with the Kings Landing Project. The Company recorded a $64.0 million contingent liability for the Kings Landing Earnout, based on the project’s completion probability and projected spend, in the “Other liabilities” of the Condensed Consolidated Balance Sheet as of June 30, 2024.
Permian Gas Acquisition
As part of the acquisition of Permian Gas on June 11, 2019, consideration included a contingent liability arrangement with PDC Permian, Inc. (“PDC”). The arrangement requires additional monies to be paid by the Company to PDC on a per Mcf basis if the actual annual Mcf volume amounts exceed forecasted annual Mcf volume amounts starting in 2020 and continuing through 2029. The total monies paid under this arrangement are capped at $60.5 million and are payable on an annual basis over the earn-out period. PDC’s actual annual Mcf volume did not exceed the incentive forecast volume during the past four years, and is not expected to over the next six years; therefore, the estimated fair value of the contingent consideration liability was nil as of June 30, 2024 and December 31, 2023.

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

•Pipeline Transportation: The Pipeline Transportation segment consists of equity investment interests in three Permian Basin pipelines that access various points along the U.S. Gulf Coast, as well as Kinetik NGL and Delaware Link Pipelines. The current operating pipelines transport crude oil, natural gas and NGLs.
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
The Midstream Logistics segment accounts for more than 97% of the Company’s operating revenues, more than 99% of the cost of sales (excluding depreciation and amortization) and operating expenses and more than 93% of the ad valorem expenses. The Pipeline Transportation segment contains all of the Company’s equity method investments, which contribute approximately 92% of the segment’s Adjusted EBITDA. Corporate and Other contains the Company’s executive and administrative functions, including 87% of the Company’s General and Administrative Expenses and all of the Company’s debt service costs.
The following tables present the reconciliation of the non-GAAP measure Segment Adjusted EBITDA to the GAAP measure segment income (loss) before income taxes as of and for the three and six months period ended June 30, 2024 and 2023:

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated
	(In thousands)
For the Three Months Ended June 30, 2024
Segment income (loss) before income taxes	$76,441	$121,152	$(79,431)	$118,162
Add back:
Interest expense	2,592	—	51,457	54,049
Depreciation and amortization	72,753	2,302	6	75,061
Contract assets amortization	1,655	—	—	1,655
Proportionate EMI EBITDA	—	85,922	—	85,922
Share-based compensation	—	—	15,136	15,136
Loss on debt extinguishment	—	—	525	525
Integration costs	543	—	1,967	2,510
Acquisition transaction costs	—	—	3,232	3,232
Other one-time costs or amortization	1,855	—	726	2,581
Deduct:
Other interest income	—	—	310	310
Gain on disposal of assets	76	—	—	76
Commodity hedging unrealized gain	8,205	—	—	8,205
Gain on sale of equity method investment	—	59,884	—	59,884
Equity income from unconsolidated affiliates	—	55,955	—	55,955
Segment Adjusted EBITDA(2)	$147,558	$93,537	$(6,692)	$234,403

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated
	(In thousands)
For the Three Months Ended June 30, 2023
Segment income (loss) before income taxes	$55,680	$49,493	$(33,194)	$71,979
Add back:
Interest expense	11	—	16,115	16,126
Depreciation and amortization	69,005	471	6	69,482
Contract assets amortization	1,655	—	—	1,655
Proportionate EMI EBITDA	—	74,481	—	74,481
Share-based compensation	—	—	13,299	13,299
Loss on disposal of assets	12,137	—	—	12,137
Acquisition transaction costs	2	—	—	2
Integration costs	15	—	26	41
Other one-time costs or amortization	743	—	361	1,104
Deduct:
Warrant valuation adjustment	—	—	33	33
Commodity hedging unrealized gain	2,678	—	—	2,678
Equity income from unconsolidated affiliates	—	49,610	—	49,610
Segment Adjusted EBITDA(2)	$136,570	$74,835	$(3,420)	$207,985

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated

	(In thousands)
For the Six Months Ended June 30, 2024
Segment income (loss) before income taxes	$126,614	$186,450	$(155,708)	$157,356
Add back:
Interest expense	2,608	—	98,908	101,516
Depreciation and amortization	144,063	4,592	12	148,667
Contract assets amortization	3,310	—	—	3,310
Proportionate EMI EBITDA	—	174,324	—	174,324
Share-based compensation	—	—	37,697	37,697
Loss on disposal of assets	4,090	—	—	4,090
Loss on debt extinguishment	—	—	525	525
Commodity hedging unrealized loss	6,883	—	—	6,883
Integration costs	584	—	1,967	2,551
Acquisition transaction costs	—	—	3,232	3,232
Other one-time costs or amortization	2,391	—	2,615	5,006
Deduct
Other interest income	—	—	887	887
Gain on sale of equity method investment	—	59,884	—	59,884
Equity income from unconsolidated affiliates	—	116,424	—	116,424
Segment Adjusted EBITDA(2)	$290,543	$189,058	$(11,639)	$467,962

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated

	(In thousands)
For the Six Months Ended June 30, 2023
Segment income (loss) before income taxes	$107,211	$95,927	$(126,444)	$76,694
Add back:
Interest expense	21	—	85,413	85,434
Depreciation and amortization	137,398	926	12	138,336
Contract assets amortization	3,310	—	—	3,310
Proportionate EMI EBITDA	—	146,348	—	146,348
Share-based compensation	—	—	30,839	30,839
Loss on disposal of assets	12,239	—	—	12,239
Integration costs	—	—	953	953
Acquisition transaction costs	33	—	237	270
Other one-time costs or amortization	3,793	—	1,071	4,864
Deduct:
Warrant valuation adjustment	—	—	77	77
Commodity hedging unrealized gain	7,643	—	—	7,643
Equity income from unconsolidated affiliates	—	96,074	—	96,074
Segment Adjusted EBITDA(2)	$256,362	$147,127	$(7,996)	$395,493
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
(2)Segment adjusted EBITDA is a non-GAAP measure; please see Key Performance Metrics in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, for a definition and reconciliation to the GAAP measure.
The following tables present the revenue for the individual operating segments for the three and six month period ended June 30, 2024 and 2023:

	Midstream Logistics	Pipeline Transportation	Elimination	Consolidated

	(In thousands)
For the Three Months Ended June 30, 2024
Revenue	$354,217	$2,300	$—	$356,517
Other revenue	2,655	285	—	2,940
Intersegment revenue(1)	—	6,325	(6,325)	—
Total segment operating revenue	$356,872	$8,910	$(6,325)	$359,457

	Midstream Logistics	Pipeline Transportation	Elimination	Consolidated

	(In thousands)
For the Three Months Ended June 30, 2023
Revenue	$293,251	$730	$—	$293,981
Other revenue	2,220	2	—	2,222
Total segment operating revenue	$295,471	$732	$—	$296,203

	Midstream Logistics	Pipeline Transportation	Elimination	Consolidated

	(In thousands)
For the Six Months Ended June 30, 2024
Revenue	$690,905	$4,374	$—	$695,279
Other revenue	5,285	287	—	5,572
Intersegment revenue(1)	—	12,540	(12,540)	—
Total segment operating revenue	$696,190	$17,201	$(12,540)	$700,851

	Midstream Logistics	Pipeline Transportation	Elimination	Consolidated

	(In thousands)
For the Six Months Ended June 30, 2023
Revenue	$569,806	$1,424	$—	$571,230
Other revenue	6,009	4	—	6,013
Total segment operating revenue	$575,815	$1,428	$—	$577,243
(1)The Company accounts for intersegment sales at market prices, while it accounts for asset transfers at book value. Intersegment revenue is eliminated at consolidation.
The following table presents total assets for each operating segment as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023

	(In thousands)
Midstream Logistics	$4,390,128	$3,772,764
Pipeline Transportation(1)	2,233,969	2,703,588
Segment total assets	6,624,097	6,476,352
Corporate and other	236,175	20,521
Total assets	$6,860,272	$6,496,873
(1)Includes investment in unconsolidated affiliates of $2.08 billion and $2.54 billion as of June 30, 2024 and December 31, 2023, respectively.

17.    SUBSEQUENT EVENTS
On July 18, 2024, the Board declared a cash dividend of $0.75 per share on the Company’s Class A Common Stock which will be payable to stockholders of record as of July 29, 2024 on August 7, 2024. The Company, through its ownership of the general partner of the Partnership, declared a distribution of $0.75 per Common Unit from the Partnership to the holders of Common Units, which will be payable on August 7, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses the results of our operations for the three and six month period ended June 30, 2024, as compared to our results of operations for the same periods in 2023. Please read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report.

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
Our Operations and Segments
We have two reportable segments which are strategic business units with various products and services. The Midstream Logistics segment operates under three service offerings, 1) gas gathering and processing, 2) crude oil gathering, stabilization and storage services and 3) produced water gathering and disposal. The Pipeline Transportation segment consists of three EMI pipelines originating in the Permian Basin with various access points to the U.S. Gulf Coast, as well as Kinetik NGL and Delaware Link Pipelines. The pipelines transport crude oil, natural gas and NGLs within the Permian Basin and to the U.S. Gulf Coast.
Midstream Logistics
Gas Gathering and Processing. The Midstream Logistics segment provides gas gathering and processing services with over 4,100 miles of low and high-pressure steel pipeline located throughout the Delaware Basin, including over 2,500 miles of gas pipeline acquired through the Durango Acquisition. Gas processing assets are centralized at five processing complexes with total cryogenic processing capacity of approximately 2.2 Bcf/d as of today and over 2.4 Bcf/d once the Kings Landing Project is complete in early 2025.
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
Pipeline Transportation
EMI pipelines. The Company owns the following equity interests in three EMI pipelines in the Permian Basin with access to various points along the U.S. Gulf Coast: 1) an approximate 55.5% equity interest in Permian Highway Pipeline LLC (“PHP”), which is also owned and operated by Kinder Morgan; 2) 33.0% equity interest in Breviloba, LLC (“Breviloba”), the owner of Shin Oak (“Shin Oak”), which is operated by Enterprise Products Operating LLC; and 3) 15% equity interest in Epic Crude Holdings, LP (“EPIC”), which is operated by EPIC Consolidated Operations, LLC.
Kinetik NGL Pipelines. The Kinetik NGL Pipelines consist of approximately 96 miles of NGL pipelines connecting our East Toyah and Pecos complexes to Waha, including our 20-inch Dewpoint pipeline that spans over 40 miles, and our 30 mile, 16-inch Brandywine Pipeline connecting to our Diamond Cryogenic complex. The Kinetik NGL pipeline system has a capacity of approximately 560 MBbl/d.

Delaware Link Pipeline. The Delaware Link Pipeline consists of approximately 40 miles of 30-inch diameter pipeline with an initial capacity of approximately 1.0 Bcf/d that provides additional transportation capacity to Waha. The project reached commercial in-service in October 2023.

Recent Developments
Durango Acquisition
On June 24, 2024, the Company consummated the previously announced Durango Acquisition for an adjusted purchase price of approximately $845.2 million, consisting of (i) $358.0 million of cash consideration paid at closing, (ii) approximately 3.8 million shares of Class C Common Stock and an equivalent number of OpCo Units, issued at closing and (iii) approximately 7.7 million shares of Class C Common Stock and an equivalent number of OpCo Units to be issued on July 1, 2025. Durango Seller is also entitled to an earn out of up to $75.0 million in cash contingent upon the completion and placing into service of the Kings Landing Project in Eddy County, New Mexico, which is currently under construction. This earn out is subject to reduction based on actual capital costs associated with the Kings Landing Project. This transaction was accounted for as a business combination pursuant to ASC 805. Refer to Note 2—Business Combinations in the Notes to our Condensed Consolidated Financial Statements for further information.
The Durango Acquisition significantly expands Kinetik’s footprint into New Mexico and the Northern Delaware Basin, expanding Kinetik’s processing capacity by 225 million cubic feet per day and doubling its existing gathering pipeline mileage. An additional 200 MMcf/d of processing capacity will be added upon completion of the Kings Landing Project.
GCX Divestiture
On June 4, 2024, the Company consummated the previously announced transaction contemplated by the GCX Purchase Agreement to sell its 16% equity interest in GCX for an adjusted purchase price of $524.4 million, consisting of $494.4 million of cash, including working capital adjustments at closing and an additional $30.0 million earn out in cash upon the approval by the GCX Board of Directors of one or more capital projects that achieve certain capacity expansion criteria. Net cash proceeds of $494.4 million were received on June 4, 2024. The Company recognized a gain of $59.9 million upon closing of the GCX Sale.
A/R Facility
On April 2, 2024, Kinetik Receivables, a bankruptcy remote special purpose entity formed as a direct subsidiary of the Partnership, entered into an A/R Facility with an initial facility limit of $150.0 million with PNC Bank, as the administrative agent, and certain purchasers party thereto from time to time, which has a scheduled termination date of April 1, 2025. Pursuant to the A/R Facility, the Company and certain of its subsidiaries continuously transfer receivables to Kinetik Receivables and Kinetik Receivables transfers ownership and control of certain receivables that meet certain qualifying conditions to third-party purchasers in exchange for cash. Certain receivables are held by Kinetik Receivables and are pledged to secure the collectability of the sold receivables. The amount available for purchases of receivables at any one time under the A/R Facility is limited to an amount calculated based on the outstanding balance of eligible receivables sold to the purchasers, subject to certain reserves, concentration limits, and other limitations. As of June 30, 2024, eligible accounts receivable of $148.8 million was pledged to the A/R Facility as collateral and $1.2 million was available to be invested by the purchasers. The net proceeds of the A/R Facility were used, together with cash on hand, to repay a portion of the outstanding borrowings under the existing Term Loan Credit Facility, lowering the remaining balance to $1.00 billion. As a result, the maturity of the Term Loan Credit Facility extended to December 8, 2026.
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
Inflation and Interest Rates
The annual rate of inflation in the United States was 3.0% in June 2024 as measured by the Consumer Price Index. However, the Federal Open Market Committee (“FOMC”) maintains its long-term goals of maximum employment and inflation at the rate of 2.00%. In support of these goals, the FOMC maintained the target range for the federal funds rate at 5.25% - 5.50% during its meeting in July 2024. During the meeting, the FOMC noted that in considering any adjustments to the target range for the federal funds rate, the FOMC will carefully assess incoming data, the evolving outlook, and the balance of risks. The FOMC does not expect it will be appropriate to reduce the target range until it has gained greater confidence that inflation is moving sustainably toward 2.00%. Elevated interest rates beyond the term of our hedges may increase our financing costs and could have a negative impact on the Company’s ability to meet its contractual debt obligations and to fund its operating expenses, capital expenditures, dividends and distributions.

Results of Operations
The following table presents the Company’s results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change

	(In thousands, except percentages)
Revenues:
Service revenue	$96,415	$102,551	(6%)	$198,610	$205,976	(4%)
Product revenue	260,102	191,430	36%	496,669	365,254	36%
Other revenue	2,940	2,222	32%	5,572	6,013	(7%)
Total revenues	359,457	296,203	21%	700,851	577,243	21%
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization) (1)	146,513	110,467	33%	300,200	226,344	33%
Operating expense	44,068	39,906	10%	87,474	75,879	15%
Ad valorem taxes	6,212	3,889	60%	12,504	9,347	34%
General and administrative	31,091	22,869	36%	65,227	50,380	29%
Depreciation and amortization	75,061	69,482	8%	148,667	138,336	7%
(Gain) loss on disposal of assets	(76)	12,137	(101%)	4,090	12,239	(67%)
Total operating costs and expenses	302,869	258,750	17%	618,162	512,525	21%
Operating income	56,588	37,453	51%	82,689	64,718	28%
Other income (expense):
Interest and other income	309	1,042	(70%)	400	1,336	(70%)
Loss on debt extinguishment	(525)	—	100%	(525)	—	100%
Gain on sale of equity method investments	59,884	—	100%	59,884	—	100%
Interest expense	(54,049)	(16,126)	NM	(101,516)	(85,434)	19%
Equity in earnings of unconsolidated affiliates	55,955	49,610	13%	116,424	96,074	21%
Total other income, net	61,574	34,526	(78%)	74,667	11,976	NM
Income before income taxes	118,162	71,979	64%	157,356	76,694	105%
Income tax expense	9,214	311	NM	13,001	727	NM
Net income including noncontrolling interest	$108,948	$71,668	52%	$144,355	$75,967	90%
(1)Cost of sales (exclusive of depreciation and amortization) is net of gas service revenues totaling $54.7 million and $38.1 million for the three months ended June 30, 2024 and 2023, respectively, and $99.2 million and $68.5 million for the six months ended June 30, 2024 and 2023, respectively, for certain volumes, where we act as principal.
NM - Not meaningful

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Revenues
For the three months ended June 30, 2024, revenue increased $63.3 million, or 21%, to $359.5 million, compared to $296.2 million for the same period in 2023. The increase was primarily driven by higher product revenue related to increased commodity prices and increased natural gas residue volumes sold.
Service revenue
Service revenue consists of service fees paid to us by our customers for providing comprehensive gathering, treating, processing and produced water disposal services necessary to bring natural gas, NGLs and crude oil to market. Service revenue for the three months ended June 30, 2024, decreased by $6.1 million, or 6%, to $96.4 million, compared to $102.6 million for the same period in 2023. This decrease was driven by lower period-over-period gas gathering fees of $6.2 million. Period-over-period gathered and processed gas volumes increased by 95.4 Mcf per day, or 5% and by 121.9 Mcf per day, or 8%, respectively. However, the total gathered and processed gas volumes where we function as the agent decreased period over period causing the change in net gas gathering fees presented as revenues to be down 6%. Over 91% of service revenues are included in the Midstream Logistics segment.
Product revenue
Product revenue consists of commodity sales (including condensate, natural gas residue and NGLs). Product revenue for the three months ended June 30, 2024, increased by $68.7 million, or 36%, to $260.1 million, compared to $191.4 million for the same period in 2023, primarily due to increased residue gas volumes sold and higher commodity prices. Period over period natural gas residue volumes sold increased 15.1 million MMBtu, or over 900%. Further contributing to the quarter over quarter increase, composite NGL prices increased $12.21 per barrel, or 64%, and condensate prices increased $8.40 per barrel or 12%. Partially offsetting these increases, NGL and condensate volumes sold decreased 2.1 million barrels, or 27% and residue gas prices decreased $0.37 per MMBtu, or 25%. Product revenues are included entirely in the Midstream Logistics segment.
Operating Costs and Expenses
Costs of sales (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) primarily consists of purchases of NGLs and natural gas from our producers at contracted market prices to support product sales to other third parties. For the three months ended June 30, 2024, cost of sales increased $36.0 million, or 33%, to $146.5 million, compared to $110.5 million for the same period in 2023. The increase was primarily driven by aforementioned period over period increases in commodity prices and natural gas residue volumes sold, but were slightly offset by residue price decreases and NGL and condensate volume decreases. Over 99% of cost of sales (exclusive of depreciation and amortization) is included entirely in the Midstream Logistics segment.
General and administrative expenses
General and administrative expenses increased by $8.2 million, or 36% to $31.1 million for the three months ended June 30, 2024, compared to $22.9 million for the same period in 2023. The increase was mainly driven by an increase in share-based compensation of $1.8 million due to new RSUs and PSUs granted to employees during the first half of 2024 and increases in professional fees of $2.2 million, legal fees of $1.7 million and bank fees of $0.8 million primarily due to costs associated with the GCX Sale and the Durango Acquisition.
(Gain) loss on disposal of assets
The Company recognized a gain on disposal of assets of $0.1 million for the three months ended June 30, 2024, compared to a loss of $12.1 million for the same period in 2023. The loss incurred during the second quarter of 2023 was primarily related to the write off of an obsolescent train at the Pecos Bend Plant.

Other Income (Expense)
Interest expense
Interest expense increased by $37.9 million, or 235%, to $54.0 million for the three months ended June 30, 2024, compared to $16.1 million for the same period in 2023. The increase was primarily driven by a decrease in unrealized gains from favorable valuation marks on our interest rate swaps of $36.6 mainly due less fluctuation in the forward interest rate curves during 2024 as well as the termination of one existing and partial termination of another interest rate swap contract during the fourth quarter of 2023. Refer to Note—11 Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements regarding the Company’s strategy in managing interest rate risk.
Gain on sale of equity method investment
Gain on sale of equity method investment increased by $59.9 million, or 100%, for the three months ended June 30, 2024 compared to the same period in 2023. The increase was related to the GCX Sale consummated in the second quarter of 2024.
Income Tax Expense
Income tax expense increased by $8.9 million for the three months ended June 30, 2024 compared to the same period in 2023. The increase was primarily due to the release of the valuation allowance against deferred tax assets in December 2023 and the recognition of federal income tax of $8.6 million for the three months ended June 30, 2024 compared to nil for same period in 2023.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Revenues
For the six months ended June 30, 2024, revenue increased $123.6 million, or 21%, to $700.9 million, compared to $577.2 million for the same period in 2023. The increase was primarily driven by higher period-over-period product revenue due to increased commodity prices and increased natural gas residue volumes sold.
Service revenue
Service revenue consists of service fees paid to us by our customers for providing comprehensive gathering, treating, processing and water disposal services necessary to bring natural gas, NGLs and crude oil to market. Service revenue for the six months ended June 30, 2024, decreased by $7.4 million, or 4%, to $198.6 million, compared to $206.0 million for the same period in 2023. The decrease was primarily driven by lower period-over-period gas gathering fees of $6.6 million. Total gathered and processed gas volumes increased 150.9 Mcf per day, or 9% and 163.0 Mcf per day, or 12%, respectively. However, the total gathered and processed gas volumes where we function as the agent decreased period over period causing the change in net gas gathering fees presented as revenues to be down 4%. Over 91% of service revenues are included in the Midstream Logistics segment.
Product revenue
Product revenue consists of commodity sales (including condensate, natural gas residue and NGLs). Product revenue for the six months ended June 30, 2024, increased by $131.4 million, or 36%, to $496.7 million, compared to $365.3 million for the same period in 2023, primarily due to period-over-period increases in commodity prices and residue gas volumes sold. Period over period NGL prices increased $10.46 per barrel, or 49%, condensate prices increased $5.75 per barrel or 8% and residue prices increased $0.09 per MMBtu, or 6%. The increase was also driven by period-over-period increase in natural gas residue sales volumes of 23.2 million MMBtu, or 203%. The overall increase was partially offset by decreases in NGL and condensate volumes sold of 2.3 million barrels, or 16%. Product revenues are included entirely in the Midstream Logistics segment.
Operating Costs and Expenses
Costs of sales (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) primarily consists of purchases of NGLs and natural gas from our producers at contracted market prices to support product sales to other third parties. For the six months ended June 30, 2024, cost of sales increased $73.9 million, or 33%, to $300.2 million, compared to $226.3 million for the same period in 2023.

The increase was primarily driven by a period to period increases in commodity prices and natural gas residue volumes sold, slightly offset by a decrease in NGL and condensate volumes sold. Over 99% of cost of sales (exclusive of depreciation and amortization) is included entirely in the Midstream Logistics segment.
Operating Expense
Operating expenses increased by $11.6 million, or 15%, to $87.5 million for the six months ended June 30, 2024, compared to $75.9 million for the same period in 2023. Of the total increase, 3.2 million was driven by internal labor, $2.6 million due to higher electricity costs, 2.1 million due to maintenance and 1.4 million due to lubricants and chemicals. These increases were primarily driven by the increased gathered and processed volumes discussed above. Over 99% of operating expenses are included in the Midstream Logistics segment.
General and administrative expenses
General and administrative expenses increased by $14.8 million, or 29% to $65.2 million for the six months ended June 30, 2024, compared to $50.4 million for the same period in 2023. The increase was mainly driven by an increase in share-based compensation of $6.9 million due to new RSUs and PSUs granted during the first half of 2024 and by increases in professional fees of $2.1 million, legal fees of $1.5 million and bank fees of $0.6 million primarily due to costs associated with the GCX Sale and Durango Acquisition.
Other Income (Expense)
Interest Expense
Interest expense increased by $16.1 million, or 19%, to $101.5 million for the six months ended June 30, 2024, compared to $85.4 million for the same period in 2023. The increase was driven by overall higher period over period interest expense of $5.8 million due primarily to higher variable interest rate, a decrease in capitalized interest expense of $5.1 million given the completion of the PHP expansion in December of 2023, and a net decrease in realized and unrealized gains on interest rate swaps of $4.6 million comparing to the same period in 2023. Refer to Note—11 Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements regarding the Company’s strategy in managing interest rate risk.
Gain on sale of equity method investment
Gain on sale of equity method investment increased by $59.9 million, or 100%, for the six months ended June 30, 2024 compared to the same period in 2023. The increase was related to the GCX Sale consummated in the second quarter of 2024.
Equity in earnings of unconsolidated affiliates
Income from EMI pipelines increased by $20.4 million, or 21%, to $116.4 million for the six months ended June 30, 2024, compared to $96.1 million for the same period in 2023. An increase of $23.8 million was driven by higher profitability from the Company’s investment in PHP due to its expanded capacity that was placed into service in December 2023. This increase was partially offset by the decrease in equity in earnings of unconsolidated affiliates from GCX of $3.4 million due to the GCX Sale consummated in the second quarter of 2024.
Income Tax Expense
Income tax expense increased by $12.3 million for the six months ended June 30, 2024 compared to the same period in 2023. The increase was primarily due to the release of the valuation allowance against deferred tax assets in December 2023 and the recognition of federal income tax of $11.8 million for six months ended June 30, 2024 compared to nil for the same period in 2023.

Key Performance Metrics
Adjusted EBITDA
Adjusted EBITDA is defined as net income including noncontrolling interests adjusted for interest, taxes, depreciation and amortization, warrant valuation, gain or loss on disposal of assets and debt extinguishment, the proportionate EBITDA from our EMI pipelines, equity income and gain from sale of investments recorded using the equity method, share-based compensation expense, noncash increases and decreases related to hedging activities, integration and transaction costs and extraordinary losses and unusual or non-recurring charges. Adjusted EBITDA provides a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.
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
Adjusted EBITDA is not defined in GAAP
The GAAP measure used by the Company that is most directly comparable to Adjusted EBITDA is net income including noncontrolling interest. Adjusted EBITDA should not be considered as an alternative to the GAAP measure of net income including noncontrolling interest or any other measure of financial performance presented in accordance with GAAP. Adjusted EBITDA has important limitations as an analytical tool because it excludes some, but not all, items that affect net income including noncontrolling interest. Adjusted EBITDA should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. The Company’s definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies in the industry, thereby diminishing its utility.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change

	(In thousands, except percentages)
Reconciliation of net income including noncontrolling interest to Adjusted EBITDA
Net income including noncontrolling interest	$108,948	$71,668	52%	$144,355	$75,967	90%
Add back:
Interest expense	54,049	16,126	NM	101,516	85,434	19%
Income tax expense	9,214	311	NM	13,001	727	NM
Depreciation and amortization	75,061	69,482	8%	148,667	138,336	7%
Amortization of contract costs	1,655	1,655	—%	3,310	3,310	—%
Proportionate EMI EBITDA	85,922	74,481	15%	174,324	146,348	19%
Share-based compensation	15,136	13,299	14%	37,697	30,839	22%
(Gain) Loss on disposal of assets	(76)	12,137	(101%)	4,090	12,239	(67%)
Loss on debt extinguishment	525	—	100%	525	—	100%
Commodity hedging unrealized loss	—	—	—%	6,883	—	100%
Integration costs	2,510	41	NM	2,551	953	168%
Transaction costs	3,232	2	NM	3,232	270	NM
Other one-time cost or amortization	2,581	1,104	134%	5,006	4,864	3%
Deduct:
Interest income	310	—	100%	887	—	100%
Warrant valuation adjustment	—	33	(100%)	—	77	(100%)
Commodity hedging unrealized gain	8,205	2,678	NM	—	7,643	(100%)
Gain on sale of equity method investment	59,884	—	100%	59,884	—	100%
Equity income from EMI's	55,955	49,610	13%	116,424	96,074	21%
Adjusted EBITDA	$234,403	$207,985	13%	$467,962	$395,493	18%
NM - not meaningful
Adjusted EBITDA increased by $26.4 million, or 13%, to $234.4 million for the three months ended June 30, 2024, compared to $208.0 million for the same period in 2023. As discussed in the Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Quarterly Report Form 10-Q, $12.5 million of the increase was due to increased total operating revenue of $63.3 million, partially offset by increased cost of sales (exclusive of depreciation and amortization), operating expenses, ad valorem taxes and general and administrative expense of $50.8 million. The remaining increase was primarily driven by higher proportionate EMI EBITDA of $11.4 million.
Adjusted EBITDA increased by $72.5 million, or 18%, to $468.0 million for the six months ended June 30, 2024, compared to $395.5 million for the same period in 2023. As discussed in the Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Quarterly Report Form 10-Q, $20.2 million of the increase was due to increased total operating revenue of $123.6 million, partially offset by increased cost of sales (exclusive of depreciation and amortization), operating expenses, ad valorem taxes and general and administrative expenses of $103.5 million. The increase was also driven by (i) higher proportionate EMI EBITDA of $28.0 million primarily related to the expanded capacity at PHP that was placed into service during December 2023 and (ii) increases in the add backs related to unrealized loss on commodity hedging activities of $14.5 million and stock based compensation of $6.9 million.

Segment Adjusted EBITDA
Segment Adjusted EBITDA is defined as segment net earnings adjusted to exclude interest expense, income tax expense, depreciation and amortization, the proportionate effect of these same items for our equity method investments and other non-recurring items. The following table presents Segment Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023. Also refer to Note 16—Segments in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a reconciliation of Segment Adjusted EBITDA to net income before income taxes.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change

	(In thousands, except percentages)
Midstream Logistics	$147,558	$136,570	8%	$290,543	$256,362	13%
Pipeline Transportation	93,537	74,835	25%	189,058	147,127	28%
Corporate and Other(1)	(6,692)	(3,420)	96%	(11,639)	(7,996)	46%
Total Segment Adjusted EBITDA	$234,403	$207,985	13%	$467,962	$395,493	18%
(1)Corporate and Other represents those results that: (i) are not specifically attributable to a reportable segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items.
Midstream Logistics Segment Adjusted EBITDA increased by $11.0 million, or 8%, to $147.6 million for the three months ended June 30, 2024, compared to $136.6 million for the same period in 2023. The increase was primarily due to the increased total operating revenue of $55.1 million, partially offset by increases in cost of sales (exclusive of depreciation and amortization) of $36.0 million and operating expense and ad valorem taxes of $5.8 million. The reasons for the fluctuations are discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Quarterly Report on Form 10-Q.
Midstream Logistics Segment Adjusted EBITDA increased by $34.2 million, or 13%, to $290.5 million for the six months ended June 30, 2024, compared to $256.4 million for the same period in 2023. The increase was primarily due to the increased total operating revenue of $107.8 million, partially offset by increases in cost of sales (exclusive of depreciation and amortization) of $73.8 million and operating expense and ad valorem taxes of $13.3 million. The reasons for the fluctuations are discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Quarterly Report on Form 10-Q. The increase was also driven by an increase in add back related to unrealized loss on commodity hedging activities of $14.5 million compared to the same period in 2023.
Pipeline Transportation Segment Adjusted EBITDA increased by $18.7 million, or 25%, to $93.5 million for the three months ended June 30, 2024, compared to $74.8 million for the same period in 2023. The increase was primarily driven by higher proportionate EMI EBITDA of $11.4 million due to increases in equity income from EMIs, which was mainly related to expanded capacity in PHP that was placed into service starting in December 2023. The increase was also driven by the increase in operating revenue of $8.2 million. The reasons for the fluctuations are discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Quarterly Report on Form 10-Q.
Pipeline Transportation Segment Adjusted EBITDA increased by $41.9 million, or 28%, to $189.1 million for the six months ended June 30, 2024, compared to $147.1 million for the same period in 2023. The increase was primarily driven by higher proportionate EMI EBITDA of $28.0 million due to increases in equity income. The remaining increase was driven by increased operating revenue of $15.8 million. The reasons for the fluctuations are discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Quarterly Report on Form 10-Q.

Contractual Obligations
We have contractual obligations for principal and interest payments on our 2028 Notes, 2030 Notes, and under the Term Loan Credit Facility, Revolving Credit Facility and A/R Facility. See Note 7—Debt and Financing Costs in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Under certain clauses of our transportation services agreements with third party pipelines to transport natural gas and NGLs, if we fail to ship a minimum throughput volume, then we will pay certain deficiency payments for transportation based on the volume shortfall up to the MVC amount.

Capital Resources and Liquidity
The Company’s primary use of capital since inception has been for the initial construction of gathering and processing assets, as well as the acquisition of the EMI pipelines and associated subsequent construction costs. For 2024, the Company’s primary capital spending requirements are related to the business and midstream infrastructure acquisitions and other budgeted capital expenditures for construction and maintenance of gathering and processing assets, the Company’s contractual debt obligations and quarterly cash dividends. In addition, the Company may repurchase its Class A Common Stock pursuant to the Share Repurchase Program from time to time.
During the six months ended June 30, 2024, the Company’s primary sources of cash were distributions from the EMI pipelines, borrowings under the Revolving Credit Facility and A/R Facility, proceeds from the GCX Sale and cash generated from operations. Based on the Company’s current financial plan, the Company believes that cash from operations and distributions from the EMI pipelines, and remaining borrowing capacity on our credit facilities will generate cash flows in excess of capital expenditures and the amount required to fund the Company’s planned quarterly dividend over the next 12 months.
A/R Facility
On April 2, 2024, Kinetik Receivables, a special purpose entity formed as a direct subsidiary of the Partnership, entered into an A/R Facility which has a scheduled termination date of April 1, 2025. Pursuant to the A/R Facility, the Company and certain of its subsidiaries continuously transfer receivables to Kinetik Receivables and Kinetik Receivables transfers ownership and control of certain receivables that meet certain qualifying conditions to third-party purchasers in exchange for cash. Certain receivables are held by Kinetik Receivables and are pledged to secure the collectability of the sold receivables. The amount available for purchases of receivables at any one time under the A/R Facility is limited to an amount calculated based on the outstanding balance of eligible receivables sold to the purchasers, subject to certain reserves, concentration limits, and other limitations. As of June 30, 2024, eligible accounts receivable of $148.8 million was pledged to the A/R Facility as collateral and $1.2 million was available to be invested by the purchasers.
The net proceeds of the A/R Facility were used, together with cash on hand, to repay a portion of the outstanding borrowings under the Term Loan Credit Facility, lowering the remaining balance to $1.00 billion. As a result, the maturity of the Term Loan Credit Facility extended to December 8, 2026.
Capital Requirements and Expenditures
Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational regulations. During the six months ended June 30, 2024 and 2023, capital spending for property, plant and equipment totaled $97.4 million and $160.2 million, respectively, intangible asset purchases totaled $2.8 million and $14.0 million, respectively, and contributions to EMI totaled $3.3 million and $154.7 million, respectively. The decrease in capital spending was mainly due to completion of the Delaware Link Pipeline and PHP expansion projects in the second half of 2023. Management believes its existing gathering, processing and transmission infrastructure capacity and future planned projects are capable of fulfilling its midstream contracts to service its customers.
The Company anticipates its existing capital resources will be sufficient to fund the future capital expenditures for EMI pipelines and the Company’s existing infrastructure assets over the next 12 months. For further information on EMIs, refer to Note 6—Equity Method Investments in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Cash Flow
The following tables present cash flows from operating, investing and financing activities during the periods presented:

	Six Months Ended June 30,
	2024	2023

	(In thousands)
Cash provided by operating activities	$279,222	$231,047
Cash provided by (used in) investing activities	$43,302	$(447,903)
Cash (used in) provided by financing activities	$(314,485)	$212,699
Operating activities. Net cash provided by operating activities increased by $48.2 million for the six months ended June 30, 2024 compared with the same period in 2023. The change in the operating cash flows reflected (i) an increase in net income including noncontrolling interest of $68.4 million; (ii) a decrease in adjustments related to non-cash items of $18.2 million, which was primarily driven by a gain of $59.9 million recognized on the GCX Sale and an increase in equity in earnings from EMI’s of $20.4 million, partially offset by increases in distributions from EMI’s of $16.4 million, deferred income taxes of $11.8 million, depreciation and amortization expense of $10.3 million and a decrease in derivative activities of $23.7 million and (iii) a decrease in working capital of $2.0 million.
Investing activities. Net cash provided by investing activities was $43.3 million for the six months ended June 30, 2024, compared to net cash used in investing activities of $447.9 million in the same period of 2023. The change was mainly driven by the cash proceeds from the GCX Sale of $494.4 million and a reduction of investments in EMI’s of $151.4 million as the PHP expansion project was completed and put into service in December 2023, partially offset by increased outgoing cash for acquisitions of $224.3 million related to the Durango Acquisition.
Financing activities. Net cash used in financing activities was $314.5 million for the six months ended June 30, 2024, which was primarily comprised of net payments on the Partnership’s Term Loan, Revolving Credit Facility and A/R Facility of $158.2 million and cash dividends of $154.7 million paid to the holders of Class A Common Stock and Common Units, compared with net cash provided by financing activities of $212.7 million for the six months ended June 30, 2023, which was primarily comprised of net proceeds from the Partnership’s Revolving Credit Facility of $255.0 million and cash dividends of $36.5 million paid to the holders of Class A Common Stock and Common Units. The significant increase in cash dividends paid in the first half of 2024 compared to the same period in 2023 was mainly due to the expiration of the Reinvestment Agreement on March 8, 2024, as such Reinvestment Holders are not obligated to reinvest a specified percent of all distributions on Common Units or dividends on shares of Class A Common Stock in the Company’s Class A Common Stock.
Dividend
During the six months ended June 30, 2024, the Company made cash dividend payments of $154.7 million to holders of Class A Common Stock and Common Units and $74.8 million was reinvested in shares of Class A Common Stock by the Reinvestment Holders.
On July 18, 2024, the Board declared a cash dividend of $0.75 per share on the Company’s Class A Common Stock which will be payable to stockholders on July 29, 2024. The Company, through its ownership of the general partner of the Partnership, declared a distribution of $0.75 per Common Unit from the Partnership to the holders of Common Units, which will be payable on August 7, 2024. As described in these Condensed Consolidated Financial Statements, as the context requires, dividends paid to holders of Class A Common Stock and distributions paid to holders of Common Units may be referred to collectively as “dividends.”
Share Repurchase Program
For six months ended June 30, 2024, the Company did not repurchase any of its outstanding shares.
For more information regarding the 1% U.S. federal excise tax imposed on certain repurchases of stock by publicly traded U.S. corporations, please refer to Part I, Item 1A.—”Risk Factors— Risks Related to Ownership of our Common Stock” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 5, 2024.

Liquidity
The following table presents a summary of the Company’s key liquidity indicators at the dates presented:

	June 30,	December 31,
	2024	2023
	(In thousands)
Cash and cash equivalents	$12,549	$4,510
Total debt, net of unamortized deferred financing cost	$3,407,203	$3,562,809
Available committed borrowing capacity	$751,600	$643,400
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

Off-Balance Sheet Arrangements
As of June 30, 2024, there were no off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosure About Market Risk
The Company is exposed to various market risks, including the effects of adverse changes in commodity prices and credit risk as described below. The Company continually monitors its market risk exposure, including the impact and developments related to the conflicts in Ukraine and Israel, monetary policy addressing the interest rate and inflation trend, which continued to have significant impact on volatility and uncertainties in the financial markets during the second quarter of 2024.
Commodity Price Risk
The results of the Company’s operations may be affected by the market prices of oil and natural gas. A portion of the Company’s revenue is directly tied to local crude, natural gas, NGLs and condensate prices in the Permian Basin. Fluctuations in commodity prices also impact operating cost elements both directly and indirectly. For example, commodity prices directly impact costs such as power and fuel, which are expenses that increase or decrease in line with changes in commodity prices. Commodity prices also affect industry activity and demand, thus indirectly impacting the cost of items such as labor and equipment rentals. Management regularly reviews the Company’s potential exposure to commodity price risk and uses financial or physical arrangements to mitigate potential volatility. Refer to Note 11—Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional discussion regarding our hedging strategies and objectives.
Interest Rate Risk
As of June 30, 2024, the Company had interest bearing debt, net of deferred financing costs, with principal amount of $3.41 billion. The interest rates for the Revolving Credit Facility, the Term Loan and A/R Facility are variable, which expose the Company to the risk of increased interest expense in the event of increases to short-term interest rates. Accordingly, results of operations, cash flows, financial condition and the ability to make cash distributions could be adversely affected by significant increases in interest rates. The Company has locked in the floating base rates with interest rate swaps with a $1.70 billion notional that are effective through May 31, 2025 swapping floating SOFR for a fixed swap rate between 4.38% and 4.48%. Refer to Note 11—Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional discussion regarding our hedging strategies and objectives. In addition, the Company realized 0.05% reductions to the effective interest rates of both the Revolving Credit Facility and the Term Loan during 2024 in relation to sustainability adjustment features embedded in these facilities. The rate reductions were a result of the Company meeting certain sustainability targets during 2023.
Credit Risk
The Company is subject to credit risk resulting from nonpayment or nonperformance by, or the insolvency or liquidation of, third-party customers. Any increase in nonpayment and nonperformance by, or the insolvency or liquidation of, the Company’s customers could adversely affect the Company’s results of operations.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of June 30, 2024, pursuant to Rule 13a-15(b) of the Exchange Act, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting and Administrative Operating Officer, who serves as the principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Accounting and Administrative Operating Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of June 30, 2024.
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
As disclosed in Note—2 Business Combinations in the Notes to Condensed Consolidated Financial Statements, we acquired Durango on June 24, 2024, and its total revenues constituted approximately 1% of total revenues as shown on our Condensed Consolidated Statement of Operations for the three months ended June 30, 2024. Durango’s total assets constituted approximately 13% of total assets as shown on our Condensed Consolidated Balance Sheet as of June 30, 2024. We expect to exclude Durango’s internal control over financial reporting from the scope of management's assessment of the effectiveness of our disclosure controls and procedures for one year following the acquisition. As part of the Company’s ongoing integration activities, the Company’s financial reporting controls and procedures are in the process of incorporating the financial information of Durango. The Condensed Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q were prepared using information obtained from Durango’s separate, legacy accounting system.
Change in Internal Control over Financial Reporting
Except as described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2024, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There was no unregistered sale of equity securities or repurchase activities during the three months ended June 30, 2024.

ITEM 5. OTHER INFORMATION
Trading Arrangements
During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).
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
We understand that BX disclosed the following in their most recent Quarterly report on Form 10-Q, and as of June 30, 2024, the Company is unaware of any changes to the relationship status between BX and Mundys S.p.A, therefore, the Company included BX’s disclosure of certain activities, transactions or dealings between BX and Iran.
Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934. Funds affiliated with Blackstone first invested in Mundys S.p.A. on November 18, 2022 in connection with the voluntary public tender offer by Schema Alfa S.p.A. for all of the shares of Mundys S.p.A., pursuant to which such funds obtained a minority non-controlling interest in Mundys S.p.A. Mundys S.p.A. owns and controls Aeroporti di Roma S.p.A. (“ADR”), an operator of airports in Italy including Leonardo da Vinci-Fiumicino Airport. Iran Air has historically operated periodic flights to and from Leonardo da Vinci-Fiumicino Airport as authorized, from time to time, by an aviation-related bilateral agreement between Italy and Iran, scheduled in compliance with European Regulation 95/93, and approved by the Italian Civil Aviation Authority. ADR, as airport operator, is under a mandatory obligation to provide airport services to all air carriers (including Iran Air) authorized by the applicable Italian authority. The relevant turnover attributable to these activities (whose consideration is calculated on the basis of general tariffs determined by such independent Italian authority) in the quarter ended June 30, 2024 was less than €50,000. Mundys S.p.A. does not track profits specifically attributable to these activities.

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

4.6	–	Form of 6.625% Sustainability-Linked Senior Notes (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 6, 2023).
4.7	–
Registration Rights Agreement, dated as of June 24, 2024, by and among Kinetik Holdings Inc. and Durango Midstream LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 28, 2024).

10.1		Third Amended and Restated Agreement of Limited Partnership of Altus Midstream LP, dated as of October 22, 2021.
10.2†		Kinetik Holdings Inc. Amended and Restated 2019 Omnibus Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2024).
10.3***	–
Receivables Purchase Agreement, dated April 2, 2024, by and among Kinetik Receivables LLC, as the seller, Kinetik Holdings LP, a subsidiary of Kinetik Holdings Inc., as the servicer, PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as structuring agent, and the purchasers party thereto.

10.4***	–	Sale and Contribution Agreement, dated April 2, 2024, by and among Kinetik Holdings LP, a subsidiary of Kinetik Holdings Inc., Kinetik Receivables LLC and the originators party thereto.
10.5***	–
Purchase and Sale Agreement, dated as of May 9, 2024, by and among Kinetik GCX Pipe LLC, GCX Pipeline, LLC, solely for purposes of Section 6.7, Article X and Article XI, AL GCX Holdings, LLC and solely for purposes of Section 6.8, Article X and Article XI, Kinetik Holdings LP (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 13, 2024).

10.6***	–
Membership Interest Purchase Agreement, dated as of May 9, 2024, by and among Kinetik Holdings Inc., Kinetik Holdings LP and Durango Midstream, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2024).

10.7	–
Observer Rights Agreement, dated as of June 24, 2024, by and among Kinetik Holdings Inc., Kinetik Holdings LP and Durango Midstream LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 28, 2024).

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
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Equity and Noncontrolling Interests and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

EXHIBIT NO.		DESCRIPTION
101.SCH*	–	Inline XBRL Taxonomy Schema Document.
101.CAL*	–	Inline XBRL Calculation Linkbase Document.
101.DEF*	–	Inline XBRL Definition Linkbase Document.
101.LAB*	–	Inline XBRL Label Linkbase Document.
101.PRE*	–	Inline XBRL Presentation Linkbase Document.
104*	–	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

KINETIK HOLDINGS INC.

Dated:	August 9, 2024	/s/ Jamie Welch
Jamie Welch
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated:	August 9, 2024	/s/ Steven Stellato
Steven Stellato
Executive Vice President, Chief Accounting and Chief Administrative Officer
(Principal Financial Officer and Principal Accounting Officer)