Form 10-Q
period 2024-09-30
Kinetik Holdings Inc.
filed 2024-11-08
CIK 1692787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s Class A Common Stock, par value $0.0001 per share issued and outstanding as of October 31, 2024	59,754,273
Number of shares of registrant’s Class C Common Stock, par value $0.0001 per share issued and outstanding as of October 31, 2024	97,783,034

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands, except per share data)
Operating revenues:
Service revenue	$103,100	$104,349	$301,710	$310,325
Product revenue	290,423	221,280	787,092	586,534
Other revenue	2,839	4,672	8,411	10,685
Total operating revenues(1)	396,362	330,301	1,097,213	907,544
Operating costs and expenses:
Costs of sales (exclusive of depreciation and amortization)(2) (3)	144,586	147,756	444,786	374,100
Operating expenses	55,804	42,925	143,278	118,804
Ad valorem taxes	5,896	5,607	18,400	14,954
General and administrative expenses	29,619	22,751	94,846	73,131
Depreciation and amortization expenses	87,583	69,935	236,250	208,271
Loss on disposal of assets	—	2,927	4,090	15,166
Total operating costs and expenses	323,488	291,901	941,650	804,426
Operating income	72,874	38,400	155,563	103,118
Other income (expense):
Interest and other income	1,872	289	2,272	1,625
Loss on debt extinguishment	—	—	(525)	—
Gain on sale of equity method investment	29,953	—	89,837	—
Interest expense	(66,029)	(45,009)	(167,545)	(130,443)
Equity in earnings of unconsolidated affiliates	53,244	50,754	169,668	146,828
Total other income, net	19,040	6,034	93,707	18,010
Income before income taxes	91,914	44,434	249,270	121,128
Income tax expense	8,260	1,303	21,261	2,030
Net income including noncontrolling interest	83,654	43,131	228,009	119,098
Net income attributable to Common Unit limited partners	57,891	27,551	153,504	77,068
Net income attributable to Class A Common Stock Shareholders	$25,763	$15,580	$74,505	$42,030

Net income attributable to Class A Common Shareholders, per share
Basic	$0.35	$0.21	$1.03	$0.58
Diluted	$0.35	$0.21	$1.02	$0.57
Weighted-average shares
Basic	59,811	53,340	59,116	50,464
Diluted	60,424	53,463	59,852	50,719
(1)Includes amounts associated with related parties of nil and $20.0 million for the three months ended September 30, 2024 and 2023, respectively, and $17.2 million and $70.9 million for the nine months ended September 30, 2024 and 2023, respectively.
(2)Includes amounts associated with related parties of $12.8 million and $15.5 million for the three months ended September 30, 2024 and 2023, respectively, and $48.7 million and $50.6 million for the nine months ended September 30, 2024 and 2023, respectively.
(3)Cost of sales (exclusive of depreciation and amortization) is net of gas service revenues totaling $60.2 million and $38.6 million for the three months ended September 30, 2024 and 2023, respectively, and $159.4 million and $107.1 million for the nine months ended September 30, 2024 and 2023, respectively, for certain volumes where we act as principal.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2024	2023

	(In thousands, except shares data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,438	$4,510
Accounts receivable, net of allowance for credit losses of $1,000 in 2024 and 2023(1)	65,615	215,721
Accounts receivable pledged	150,000	—
Derivative assets	6,276	7,812
Prepaid and other current assets	43,549	29,256
	285,878	257,299
NONCURRENT ASSETS:
Property, plant and equipment, net	3,226,884	2,743,227
Intangible assets, net	878,141	591,670
Derivative asset, non-current	1,593	165
Deferred tax assets	203,671	235,627
Operating lease right-of-use assets	38,101	37,569
Deferred charges and other assets	79,169	85,250
Investments in unconsolidated affiliates	2,141,947	2,540,989
Goodwill	5,077	5,077
	6,574,583	6,239,574
Total assets	$6,860,461	$6,496,873
LIABILITIES, NONCONTROLLING INTEREST, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,160	$34,000
Accrued expenses	191,789	177,421
Derivative liabilities	6,743	1,734
Current portion of operating lease liabilities	25,483	29,203
Current debt obligations	150,000	—
Other current liabilities	7,505	7,786
	398,680	250,144
NONCURRENT LIABILITIES
Long term debt, net	3,279,689	3,562,809
Contract liabilities	21,858	25,761
Operating lease liabilities	13,147	9,349
Derivative liabilities	1,081	5,363
Other liabilities	67,517	3,219
Deferred tax liabilities	16,014	13,244
	3,399,306	3,619,745
Total liabilities	3,797,986	3,869,889
COMMITMENTS AND CONTINGENCIES (Note 15)
Redeemable noncontrolling interest — Common Unit limited partners	4,783,180	3,157,807
EQUITY:
Class A Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 59,751,435 and 57,096,538 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	6	6
Class C Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 97,783,034 and 94,089,038 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	9	9
Deferred consideration	1	—
Additional paid-in capital	—	192,678
Accumulated deficit	(1,720,721)	(723,516)
Total equity	(1,720,705)	(530,823)
Total liabilities, noncontrolling interest, and equity	$6,860,461	$6,496,873
(1)Includes amounts of $15.8 million associated with related parties as of December 31, 2023. No related party balance as of September 30, 2024. See Note 1—Description of the Organization and Summary of Significant Accounting Polices in the Notes to Condensed Consolidated Financial Statements for additional information.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2024	2023

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$228,009	$119,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	236,250	208,271
Amortization of deferred financing costs	5,497	4,601
Amortization of contract costs	4,965	4,965
Contingent liabilities fair value adjustment	1,400	—
Distributions from unconsolidated affiliates	223,670	205,891
Derivatives settlement	(8,103)	15,111
Derivative fair value adjustment	8,938	(41,028)
Warrants fair value adjustment	—	(73)
Gain on sale of equity method investment	(89,837)	—
Loss on disposal of assets	4,090	15,166
Equity in earnings of unconsolidated affiliates	(169,668)	(146,828)
Loss on debt extinguishment	525	—
Share-based compensation	52,868	43,340
Deferred income taxes	19,733	1,675
Changes in operating assets and liabilities:
Accounts receivable and pledged receivable	29,492	(26,982)
Other assets	(3,729)	(7,033)
Accounts payable	(53,361)	(780)
Accrued liabilities	4,815	8,840
Other non-current liabilities	(1,744)	668
Operating leases	(454)	683
Net cash provided by operating activities	493,356	405,585
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment expenditures	(155,805)	(245,798)
Intangible assets expenditures	(7,744)	(15,079)
Investments in unconsolidated affiliates	(3,273)	(202,729)
Net cash paid for acquisition of interest in unconsolidated affiliate	(85,417)	—
Distributions from unconsolidated affiliate	2,789	5,793
Cash proceeds from sale of equity method investment	524,390	—
Cash proceeds from disposals of assets	334	213
Net cash paid for acquisition	(341,183)	(125,000)
Net cash used in investing activities	(65,909)	(582,600)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under A/R Facility	151,200	—
Payments on A/R Facility	(1,200)	—
Payments on Term Loan Credit Facility	(200,000)	—
Payments of debt issuance costs	(1,086)	—
Payment of debt discount	(500)	—
Proceeds from revolver	826,000	673,000
Payments of revolver	(913,000)	(438,000)
Cash dividends paid to Class A Common Stock shareholders	(128,428)	(58,030)
Distributions paid to Class C Common Unit limited partners	(144,505)	(524)
Repurchase of Class A Common Stock	—	(5,757)
Net cash (used in) provided by financing activities	(411,519)	170,689
Net change in cash	15,928	(6,326)

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2024	2023

	(In thousands)
CASH, BEGINNING OF PERIOD	4,510	6,394
CASH, END OF PERIOD	$20,438	$68

SUPPLEMENTAL SCHEDULE OF INVESTING AND FINANCING ACTIVITIES
Cash paid for interest, net of amounts capitalized	$166,769	$165,877
Cash paid for income taxes, net	$559	$484
Property and equipment and intangible accruals in accounts payable and accrued liabilities	$24,140	$25,237
Right-of-use assets obtained in exchange for lease liabilities	$42,974	$5,189
Class A Common Stock issued through dividend and distribution reinvestment plan	$75,243	$263,771

Fair value of Durango assets acquired(1)	$910,221	$—
Cash consideration paid	357,968	—
Class C Common Units issued in exchange	148,200	—
Deferred consideration	275,000	—
Contingent consideration	64,000	—
Durango liabilities assumed	$65,053	$—
(1)See Note 2—Business Combinations in the Notes to Condensed Consolidated Financial Statements for additional information regarding the Durango Acquisition (as defined herein).

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Redeemable Noncontrolling Interest — Common Unit Limited Partners	Class A Common Stock		Class C Common Stock				Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Equity
		Shares	Amount	Shares	Amount	Deferred Consideration Shares(1)	Amount

		(In thousands)
For the Quarter Ended September 30, 2023
Balance at June 30, 2023	$3,242,619	51,973	$5	94,089	$9	—	$—	$—	$(902,446)	$(3,325)	$(905,757)
Issuance of common stock through dividend and distribution reinvestment plan	—	2,546	1	—	—	—	—	88,144	—	—	88,145
Retirement of treasury stock	—	—	—	—	—	—	—	—	(3,325)	3,325	—
Share-based compensation	—	1	—	—	—	—	—	12,502	—	—	12,502
Net income	27,551	—	—	—	—	—	—	—	15,580	—	15,580
Change in redemption value of noncontrolling interests	8,899	—	—	—	—	—	—	(8,899)	—	—	(8,899)
Distributions paid to Common Unit limited partners	(70,568)	—	—	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($0.75 per share)	—	—	—	—	—	—	—	—	(39,587)	—	(39,587)
Balance at September 30, 2023	$3,208,501	54,520	$6	94,089	$9	—	$—	$91,747	$(929,778)	$—	$(838,016)

For the Quarter Ended September 30, 2024
Balance at June 30, 2024	$4,289,591	59,736	$6	97,783	$9	7,680	$1	$—	$(1,206,909)	$—	$(1,206,893)
Issuance of common stock through dividend and distribution reinvestment plan	—	11	—	—	—	—	—	444	—	—	444
Share-based compensation	—	4	—	—	—	—	—	15,171	—	—	15,171
Net income	57,891	—	—	—	—	—	—	—	25,763	—	25,763
Change in redemption value of noncontrolling interests	509,035	—	—	—	—	—	—	(14,801)	(494,234)	—	(509,035)
Recognition of deferred tax asset	—	—	—	—	—	—	—	(814)	—	—	(814)
Distribution paid to Common Unit limited partners	(73,337)	—	—	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($0.75 per share)	—	—	—	—	—	—	—	—	(45,341)	—	(45,341)
Balance at September 30, 2024	$4,783,180	59,751	$6	97,783	$9	7,680	$1	$—	$(1,720,721)	$—	$(1,720,705)

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Redeemable Noncontrolling Interest — Common Unit Limited Partners	Class A Common Stock		Class C Common Stock				Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Equity
		Shares	Amount	Shares	Amount	Deferred Consideration Shares(1)	Amount

		(In thousands)
For the Nine Months Ended September 30, 2023
Balance at December 31, 2022	$3,112,409	45,679	$5	94,270	$9	—	$—	$118,840	$(958,629)	$—	$(839,775)
Redemption of Common Units	(5,634)	181	—	(181)	—	—	—	5,634	—	—	5,634
Issuance of common stock through dividend and distribution reinvestment plan	—	8,641	1	—	—	—	—	263,771	—	—	263,772
Retirement of treasury stock	—	—	—	—	—	—	—	—	(5,757)	5,757	—
Repurchase of Class A Common Stock	—	(194)	—	—	—	—	—	—	—	(5,757)	(5,757)
Share-based compensation	—	213	—	—	—	—	—	43,340	—	—	43,340
Net income	77,068	—	—	—	—	—	—	—	42,030	—	42,030
Change in redemption value of noncontrolling interests	236,358	—	—	—	—	—	—	(339,838)	103,480	—	(236,358)
Distributions paid to Common Unit limited partners	(211,700)	—	—	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($2.25 per share)	—	—	—	—	—	—	—	—	(110,902)	—	(110,902)
Balance at September 30, 2023	$3,208,501	54,520	$6	94,089	$9	—	$—	$91,747	$(929,778)	$—	$(838,016)

For the Nine Months Ended September 30, 2024
Balance at December 31, 2023	$3,157,807	$57,097	$6	94,089	$9	—	$—	$192,678	$(723,516)	$—	$(530,823)
Durango Acquisition	423,200	—	—	3,840	—	7,680	1	—	—	—	1
Redemption of Common Units	(5,060)	146	—	(146)	—	—	—	5,060	—	—	5,060
Issuance of common stock through dividend and distribution reinvestment plan	—	2,205	—	—	—	—	—	75,243	—	—	75,243
Share-based compensation	—	303	—	—	—	—	—	52,868	—	—	52,868
Net income	153,504	—	—	—	—	—	—	—	74,505	—	74,505
Change in redemption value of noncontrolling interests	1,268,038	—	—	—	—	—	—	(330,196)	(937,842)	—	(1,268,038)
Recognition of deferred tax asset	—	—		—	—	—	—	4,347	—	—	4,347
Distribution paid to Common Unit limited partners	(214,309)	—	—	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($2.25 per share)	—	—	—	—	—	—	—	—	(133,868)	—	(133,868)
Balance at September 30, 2024	$4,783,180	59,751	$6	97,783	$9	7,680	$1	$—	$(1,720,721)	$—	$(1,720,705)
(1)Pursuant to the Durango MIPA (as defined herein), deferred consideration of 7.7 million shares of Class C Common Stock is to be issued on July 1, 2025. Fair value of the deferred consideration was included in the “Redeemable noncontrolling interest—Common Units limited partners” of the Condensed Consolidated Balance Sheets as of September 30, 2024.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

KINETIK HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These Condensed Consolidated Financial Statements have been prepared by Kinetik Holdings Inc. (the “Company”), without audit, pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods, on a basis consistent with the annual audited financial statements, with the exception of recently adopted accounting pronouncements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2024.

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
Significant Accounting Policies
The accounting policies that we follow are set forth in Note 2 – Summary of Significant Accounting Policies of the Notes to consolidated financial statements in our Annual Report on Form 10-K. There were no significant updates or revisions to our accounting policies during the nine months ended September 30, 2024, except as discussed herein.
Accounts Receivable Securitization Facility
Pursuant to ASC 860, Transfers and Servicing, accounts receivable that are sold or contributed by the Partnership to the special purpose vehicle are treated as collateral for borrowings under the third party A/R Facility (as defined below) and are included as “Accounts receivable pledged” within the Condensed Consolidated Balance Sheet. Proceeds from the transfer of the eligible accounts receivable under the third party A/R Facility are secured borrowings included as “Current debt obligations” within our Condensed Consolidated Balance Sheets. Proceeds and repayments under such facility are reflected as cash flows from financing activities in our Consolidated Statements of Cash Flows. See Note 7—Debt and Financing Costs in the Notes to our Condensed Consolidated Financial Statements set forth in this Form 10-Q for further discussion.

Transactions with related parties
The Company has revenue contracts and incurs cost of sales and operating expenses with Apache Midstream LLC (“Apache”), which owned more than 5% of the Company’s common stock prior to its secondary offerings completed in December 2023 and March 2024. Pursuant to ASC 850, Related Party Transactions, Apache was no longer a related party after the completion of its secondary offering in December 2023 as it owned less than 10% of the Company’s common stock. Pursuant to Regulation S-K, Item 404(a), Apache ceased to be a related party as of March 18, 2024 as it no longer owned any of the Company’s common stock. In 2024, for the period ended March 18, 2024, revenue from Apache was $17.2 million, cost of sales was $9.4 million and operating expenses were $0.2 million. In 2023, revenue from Apache was $20.0 million and $70.9 million, cost of sales was $13.1 million and $44.2 million, and operating expenses were $0.1 million and $0.5 million for the three and nine months ended September 30, 2023, respectively.
In addition, the Company incurs cost of sales with two of its equity method investment (“EMI”) pipeline entities, Permian Highway Pipeline LLC (“PHP”) and Breviloba, LLC (“Breviloba”). The Company pays a demand fee to PHP and pays a capacity fee to Breviloba for certain volumes moving on the Shin Oak NGL Pipeline. For the three and nine months ended September 30, 2024, the Company recorded cost of sales of $12.8 million and $39.3 million, respectively, with these affiliates. For the three and nine months ended September 30, 2023, the Company recorded cost of sales of $2.4 million and $6.4 million, respectively, with these affiliates.
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
These amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The disclosures required in the amendments apply retrospectively to all prior periods presented in the financial statements. We are evaluating the effect of the amendments on our consolidated financial statements and expect to disclose the required information for fiscal years beginning in the Annual Report on Form 10-K for the year ended December 31, 2024 and for interim periods beginning in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. The impact of the adoption will be limited to additional disclosure in the notes to the consolidated financial statements.
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

2.    BUSINESS COMBINATIONS
For acquired businesses, we recognize the identifiable assets acquired and the liabilities assumed at their estimated fair values on the date of acquisition with any excess purchase price over the fair value of net assets acquired recorded to goodwill. Determining the fair value of these items requires management’s judgment and the utilization of an independent valuation specialist, if applicable, and involves the use of significant estimates and assumptions.

Durango Permian LLC Acquisition
On June 24, 2024 (the “Closing Date”), the Company consummated the previously announced transaction contemplated by the Membership Interest Purchase Agreement (the “Durango MIPA”), dated May 9, 2024, by and between the Company, the Partnership, and Durango Midstream LLC, an affiliate of Morgan Stanley Equity Partners (the “Durango Seller”), pursuant to which the Partnership purchased all of the membership interests of Durango Permian, LLC and its wholly owned subsidiaries (“Durango”) from Durango Seller for an adjusted purchase price of approximately $845.2 million (the “Durango Acquisition”), consisting of (i) $358.0 million of cash consideration paid at closing, (ii) approximately 3.8 million shares of Class C Common Stock, par value $0.0001 per share of the Company (“Class C Common Stock”) (and an equivalent number of common units in the Partnership (“OpCo Units”)), valued at $148.2 million, issued at closing and (iii) approximately 7.7 million shares of Class C Common Stock (and an equivalent number of OpCo Units), valued at $275.0 million, to be issued on July 1, 2025. Durango Seller is also entitled to an earn out of up to $75.0 million in cash contingent upon the Kings Landing gas processing complex in Eddy County, New Mexico (the “Kings Landing Project”), which is currently under construction, being placed into service (the “Kings Landing Earnout”). The Kings Landing Earnout is subject to reduction based on actual capital costs associated with the Kings Landing Project. The Durango Acquisition allows the Company to further expand its footprint into New Mexico and across the Northern Delaware Basin.
The Durango Acquisition was accounted for as a business combination in accordance with ASC 805 Business Combination (“ASC 805”). Starting on the Closing Date, our Consolidated Financial Statements reflected Durango as a consolidated subsidiary. The accompanying Condensed Consolidated Financial Statements herein include (i) the combined net assets of the Company carried at historical costs and net assets of Durango carried at fair value as of the Closing Date and (ii) the combined results of operations of the Company with Durango’s results presented within the Condensed Consolidated Financial Statements from the Closing Date going forward.
The preliminary purchase price allocation was based on Durango’s latest financial statements available as of May 31, 2024, and included preliminary adjustments for working capital and fair value of underlying assets acquired and liabilities assumed. Both observable and non-observable market data, thus Level 2 and Level 3 inputs, are used in the assessment of the fair value of the assets acquired and liabilities assumed listed in the below table. The fair value of the processing plants, gathering system and related facilities and equipment is based on market and cost approaches and will be depreciated over an estimated useful life ranging from five to thirty years, which is consistent with the Company’s policy over similar facilities and equipment. The fair value of the intangible assets is based on the market approach for the right-of-way and discounted cash flow approach for customer contracts, which will be amortized over estimated useful lives ranging from seven to twelve years. The assumed liabilities are approximate to fair value at the Closing Date. Acquired net assets from this business combination were included in the Midstream Logistic segment. In addition, the Company recorded a contingent liability related to the Kings Landing Earnout based on project completion probability, see additional information in Note 15—Commitments and Contingencies in the Notes to our Condensed Consolidated Financial Statements set forth in this Form 10-Q.
Since the Closing Date, the Company has made necessary adjustments to the purchase price allocation as information about facts and circumstances that existed at the Closing Date have become available. This included certain working capital adjustments as a result of obtaining Durango’s closing balance sheet as of June 30, 2024. During the three months ended September 30, 2024, the Company identified working capital adjustments of $21.0 million resulting from the final closing balance sheet, and valuation adjustments related to the long-lived assets and intangible assets of $10.6 million, resulting in a decrease in goodwill of $10.4 million. The Company will continue to identify necessary adjustments to finalize the purchase price allocation during the 12-month period following the Closing Date as we obtain the remaining original cost data for our tangible asset valuation, as well as complete our evaluation of the potential liabilities assumed, including certain historical environmental exposures.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed in the Durango Acquisition as of June 24, 2024, in accordance with ASC 805:

(In thousands)	Amount
Cash and cash equivalents	$16,785
Accounts receivable	29,386
Prepaid and other current assets	10,000
Property, plant, and equipment, net	471,429
Intangible assets, net	379,000
Deferred charges and other assets	4
Operating lease ROU assets	3,617
Total assets acquired	910,221

Accounts payable	34,314
Accrued expenses	7,140
Contract liabilities	642
Operating lease liabilities	3,617
Deferred tax liabilities	19,340
Total liabilities assumed	65,053

Contingent consideration(1)	64,000
Consideration transferred	$781,168
(1)Pursuant to ASC 805, the Company evaluated the earn-out consideration classification in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). The Company determined the earn-out consideration to be classified as a liability based on the settlement provision. Therefore, the Company records the contingent consideration at fair value as of September 30, 2024. Additional discussion in Note 15—Commitments and Contingencies in the Notes to our Condensed Consolidated Financial Statements set forth in this Form 10-Q.
The Company incurred acquisition-related costs of $3.2 million for the nine months ended September 30, 2024, which were included in the “General and administrative expenses” of the Condensed Consolidated Statements of Operations.
The Company’s Condensed Consolidated Statement of Operations included results of operations from Durango starting from the Closing Date through September 30, 2024, which included revenues of $35.8 million and $38.9 million, and net income including noncontrolling interest of $1.4 million and $1.6 million for the three and nine months ended September 30, 2024, respectively.
Supplemental Pro Forma Information
The unaudited supplemental pro forma financial data is for informational purposes only and is not indicative of future results. The results below for the three and nine months ended September 30, 2024 and 2023, respectively, combine the results of the Company and Durango, giving effect to the Durango Acquisition as if it had been completed on January 1, 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)

Revenues	$396,362	$410,988	$1,210,257	$1,138,419
Net income including noncontrolling interest	$83,602	$46,575	$228,652	$123,738
Given the assumed pro forma transaction date of January 1, 2023, we removed $3.5 million of acquisition-related expenses for the nine months ended September 30, 2024 and recognized $3.5 million of acquisition-related expenses for the nine months ended September 30, 2023. We also removed $24.0 million of interest expense on Durango’s debt for the nine months ended September 30, 2024, and $3.9 million and $11.1 million for the three and nine months ended September 30, 2023, respectively, as if the business combination had occurred and the debt had been paid off on January 1, 2023.

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
Goodwill
The Company had goodwill of $5.1 million recorded in the Midstream Logistic segment related to a past business combination as of September 30, 2024. Goodwill is tested at least annually, or more frequently as events occur or circumstances change that would more-likely-than-not reduce fair value of a reporting unit below its carrying value. Company’s management assessed whether there have been events or circumstances that trigger the fair value of the reporting unit to be lower than its net carrying value since consummation of the respective business combination and concluded that goodwill was not impaired as of September 30, 2024.

3.    REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents a disaggregation of the Company’s revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Gathering and processing services	$103,100	$104,349	$301,710	$310,325
Natural gas, NGLs and condensate sales	290,423	221,280	787,092	586,534
Other revenue	2,839	4,672	8,411	10,685
Total revenues	$396,362	$330,301	$1,097,213	$907,544
There have been no significant changes to the Company’s contracts with customers during the three and nine months ended September 30, 2024 aside from the addition of certain gas gathering and processing agreements associated with the Durango acquisition. The Company did not recognize revenues from MVC deficiency payments for the three and nine months ended September 30, 2024 and recognized $0.4 million and $1.6 million of revenues from MVC deficiency payments for the three and nine months ended September 30, 2023, respectively.

Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that have not yet been recognized, representing our contractually committed revenues as of September 30, 2024:

Amount

Fiscal Year	(In thousands)
Remaining of 2024	$7,049
2025	71,507
2026	75,387
2027	73,945
2028	72,873
Thereafter	230,750
$531,511

Our contractually committed revenue, for the purposes of the tabular presentation above, is limited to customer contracts that have fixed pricing and fixed volume terms and conditions, including contracts with payment obligations associated with MVCs.
Contract Liabilities
The following table provides information about contract liabilities from contracts with customers as of September 30, 2024:

Amount

(In thousands)
Balance at December 31, 2023	$32,238
Reclassification of beginning contract liabilities to revenue as a result of performance obligations being satisfied	(5,182)
Cash received in advance and not recognized as revenue	997
Balance at September 30, 2024	28,053
Less: Current portion	6,195
Non-current portion	$21,858
Contract liabilities relate to payments received in advance of satisfying performance obligations under a contract, which result from contribution in aid of construction payments. Current and noncurrent contract liabilities are included in “Other Current Liabilities” and “Contract Liabilities,” respectively, in the Condensed Consolidated Balance Sheets.
Contract Cost Assets
The Company has capitalized certain costs incurred to obtain a contract or additional contract dedicated acreage or volumes that would not have been incurred if the contract or associated acreage and volumes had not been obtained. As of September 30, 2024 and December 31, 2023, the Company had contract acquisition cost assets of $66.2 million and $71.2 million, respectively. Current and noncurrent contract cost assets are included in “Prepaid and Other Current Assets” and “Deferred Charges and Other Assets,” respectively, in the Condensed Consolidated Balance Sheets. The Company amortizes these assets as cost of sales on a straight-line basis over the life of the associated long-term customer contracts. The Company recognized cost of sales associated with these assets of $1.7 million for the three months ended September 30, 2024 and 2023, respectively, and $5.0 million for the nine months ended September 30, 2024 and 2023, respectively.

4.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at carrying value, is as follows:

	September 30,	December 31,
	2024	2023

	(In thousands)
Gathering, processing, and transmission systems and facilities	$3,715,716	$3,253,539
Vehicles	14,714	11,447
Computers and equipment	7,830	6,242
Less: accumulated depreciation	(759,280)	(626,223)
Total depreciable assets, net	2,978,980	2,645,005
Construction in progress	217,637	74,369
Land	30,267	23,853
Total property, plant, and equipment, net	$3,226,884	$2,743,227
The cost of property classified as “Construction in progress” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet available to be placed into productive service as of the respective reporting date. The Company recorded $48.7 million and $39.4 million of depreciation expense for the three months ended September 30, 2024 and 2023, respectively, and $135.3 million and $116.6 million for the nine months ended September 30, 2024 and 2023, respectively. There were no impairment triggering events for property, plant and equipment during the three and nine months ended September 30, 2024 and 2023.

5.    INTANGIBLE ASSETS, NET
Intangible assets, net, are comprised of the following:

	September 30,	December 31,
	2024	2023

	(In thousands)
Customer contracts	$1,460,287	$1,139,665
Right of way assets	199,129	141,711
Less accumulated amortization	(781,275)	(689,706)
Total amortizable intangible assets, net	$878,141	$591,670
The fair value of acquired customer contracts was capitalized as a result of acquiring favorable customer contracts as of the closing dates of certain past acquisitions and is being amortized using a straight-line method over the remaining terms of the customer contracts, which range from one to seventeen years. Right-of-way assets relate primarily to underground pipeline easements which generally have a useful life of ten years and are amortized using the straight-line method. The right of way agreements are typically for an initial term of ten years with an option to renew for an additional ten years at agreed upon renewal rates based on certain indices or up to 130% of the original consideration paid.
On September 30, 2024, the remaining weighted average amortization periods for customer contracts and right of way assets were approximately 9.03 years and 6.67 years, respectively. The overall remaining weighted average amortization period for the intangible assets as of September 30, 2024 was approximately 8.69 years.
The Company recorded $38.9 million and $30.6 million of amortization expense for the three months ended September 30, 2024 and 2023, respectively, and $100.9 million and $91.6 million for the nine months ended September 30, 2024 and 2023, respectively. There was no impairment recognized on intangible assets for the three and nine months ended September 30, 2024 and 2023.

6.    EQUITY METHOD INVESTMENTS
As of September 30, 2024, the Company owned investments in the following long-haul pipeline entities in the Permian Basin. These investments were accounted for using the equity method of accounting. For each EMI pipeline entity, the Company has the ability to exercise significant influence based on certain governance provisions and its participation in the significant activities and decisions that impact the management and economic performance of the EMI pipeline. The table below presents the ownership percentages and investment balances held by the Company for each entity:

		September 30,	December 31,
	Ownership(1)	2024	2023

		(In thousands)
PHP	55.5%	$1,623,127	$1,666,254
Breviloba	33.0%	433,193	443,684
Epic Crude Holdings, LP (“EPIC”)(1)	27.5%	85,627	—
Gulf Coast Express Pipeline LLC (“GCX”)(2)	—%	—	431,051
		$2,141,947	$2,540,989
(1)Investment balance is primarily comprised of the additional 12.5% interest that was acquired during July 2024.
(2)The Company owned 16% of GCX as of December 31, 2023 and divested entire ownership in June 2024.
During the quarter, the Company entered into an Equity Sale and Purchase Agreement with third parties to purchase a 12.5% equity interest in EPIC, increasing our total equity interest in EPIC to 27.5%. As the increase in ownership did not result in a controlling interest, and did not represent the funding of prior losses, the Company resumed accounting for its investment in EPIC using the equity method of accounting upon the closing of the acquisition of the additional interests during July 2024.

On June 4, 2024, the Company consummated the previously announced transaction contemplated by the Purchase and Sale Agreement dated as of May 9, 2024, to sell its 16% equity interest in GCX to GCX Pipeline, LLC (the "GCX Buyer") for an adjusted price of $524.4 million (the "GCX Sale"), including a $30.0 million earn out in cash upon the approval by the GCX Board of Directors of one or more capital projects that achieve certain capacity expansion criteria. The Company recognized a net gain of $89.8 million for the nine months ended September 30, 2024 in relation to this transaction.
The unamortized basis differences included in the EMI pipeline balances were $365.7 million and $349.3 million as of September 30, 2024 and December 31, 2023, respectively. These amounts represent differences in the Company’s contributions to date and the Company’s underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized basis differences will be amortized or accreted into equity income of unconsolidated affiliates over the useful lives of the underlying pipeline assets. There was capitalized interest of $24.1 million and $24.7 million as of September 30, 2024 and December 31, 2023, respectively. Capitalized interest is amortized on a straight-line basis into equity income of unconsolidated affiliates.
The following table presents the activity in the Company’s EMIs for the nine months ended September 30, 2024:

	Permian Highway Pipeline LLC	Breviloba, LLC	EPIC Crude Holdings, LP	Gulf Coast Express Pipeline LLC	Total

	(In thousands)
Balance at December 31, 2023	$1,666,254	$443,684	$—	$431,051	$2,540,989
Contributions and acquisitions	3,273	—	85,417	—	88,690
Distributions(1)	(177,172)	(33,677)	—	(15,610)	(226,459)
Disposition	—	—	—	(430,941)	(430,941)
Equity income, net(2)	130,772	23,186	210	15,500	169,668
Balance at September 30, 2024	$1,623,127	$433,193	$85,627	$—	$2,141,947
(1)Distributions consisted of distributions from a return on investment of $223.7 million, which was included in cash flows from operating activities and distributions from a return of investment of $2.8 million, which was included in cash flows from investing activities.
(2)For the nine months ended September 30, 2024, net of amortization and accretion of basis differences and capitalized interests, which represents undistributed earnings, the amortization was $5.9 million from PHP, $0.5 million from Breviloba, LLC, $2.7 million from GCX and accretion of $1.6 million from EPIC.
Summarized Financial Information
The following table represents selected data for the Company’s ongoing EMI pipelines (on a 100 percent basis) for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	2024			2023
	Permian Highway Pipeline LLC	Breviloba, LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC	EPIC Crude Holdings, LP

	(In thousands)
Revenues	$127,719	$53,929	$97,514	$99,923	$51,002	$93,138
Operating income	83,785	27,398	25,052	65,549	25,170	22,521
Net income (loss)	83,783	27,558	(5,159)	66,630	25,223	(11,330)

	Nine Months Ended September 30,
	2024			2023
	Permian Highway Pipeline LLC	Breviloba, LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC	EPIC Crude Holdings, LP

	(In thousands)
Revenues	$380,359	$156,326	$284,050	$291,859	$143,544	$259,250
Operating income	245,467	74,563	70,631	185,862	69,666	36,148
Net income (loss)	245,016	75,005	(29,889)	190,662	70,086	(62,312)

7.    DEBT AND FINANCING COSTS
Accounts Receivable Securitization Facility
On April 2, 2024, Kinetik Receivables LLC (“Kinetik Receivables”), a bankruptcy remote special purpose entity formed as a direct subsidiary of the Partnership, which is a subsidiary of the Company, entered into an accounts receivable securitization facility with an initial facility limit of $150.0 million (“A/R Facility”) with PNC Bank, as the administrative agent, and certain purchasers party thereto from time to time, which has a scheduled termination date of April 1, 2025. The aggregate fees and expenses paid directly to third parties in obtaining the A/R Facility totaled $1.1 million and were capitalized as debt issuance costs and included in the Condensed Consolidated Balance Sheets as a current asset within “Prepaid and other current assets”, amortized over the term of the A/R Facility to interest expense using the effective-interest method. There were unamortized debt issuance costs related to the A/R Facility of $0.6 million as of September 30, 2024.
Pursuant to the A/R Facility, the Company and certain of its subsidiaries continuously transfer receivables to Kinetik Receivables and Kinetik Receivables transfers receivables that meet certain qualifying conditions to third-party purchasers in exchange for cash. These receivables are held by Kinetik Receivables and are pledged to secure the collectability of the sold receivables and are accounted for as secured borrowings. The amount available for borrowing at any one time under the A/R Facility is limited to an amount calculated based on the outstanding balance of eligible receivables sold to the purchasers, subject to certain reserves, concentration limits, and other limitations. Under the A/R Facility, the Company is subject to pay a yield to the purchasers equal to SOFR plus a spread adjustment of 0.10% and a drawn fee of 0.90%. The Company also pays a fee of 0.40% on the undrawn committed amount of the A/R Facility. Yield and fees payable by the Company under the AR Facility are due monthly. As of September 30, 2024, eligible accounts receivable of $150.0 million were pledged to the A/R Facility as collateral.
The Partnership has continuing involvement with the receivables transferred by Kinetik Receivables to the third-party purchasers by providing collection services.
The A/R Facility is linked to sustainability performance targets (“SPTs”) with respect to (a) female representation in corporate officer positions and (b) reduction in methane emissions intensity. A positive 0.02% and 0.05% fee and yield rate adjustments will be applied, respectively, if neither of the SPTs have been satisfied and a negative 0.02% and 0.05% fee and interest rate adjustments will be applied, respectively, if both of the SPTs have been satisfied.
The net proceeds of the A/R Facility were used, together with cash on hand, to repay a portion of the outstanding borrowings under the existing term loan credit facility (“Term Loan Credit Facility”), lowering the remaining balance to $1.0 billion. As a result, the maturity of the Term Loan Credit Facility extended to December 8, 2026. The Company recognized a loss on debt extinguishment of $0.5 million for the partial payment made on the Term Loan Credit Facility.
The following table summarizes the Company’s debt obligations as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023

	(In thousands)
A/R Facility	$150,000	$—
Total current debt obligations	$150,000	$—

Unsecured term loan	$1,000,000	$1,200,000
5.875% senior unsecured notes due 2030 (“2030 Notes”)	1,000,000	1,000,000
6.625% senior unsecured notes due 2028 (“2028 Notes”)	800,000	800,000
$1.25 billion revolving line of credit	507,000	594,000
Total long-term debt	3,307,000	3,594,000
Debt issuance costs, net(1)	(27,432)	(31,510)
Unamortized debt premiums and discounts, net	121	319
Total long-term debt, net	$3,279,689	$3,562,809
(1)Excludes unamortized debt issuance costs related to the revolving line of credit. Unamortized debt issuance costs associated with the revolving line of credit were $4.2 million and $5.4 million as of September 30, 2024 and December 31, 2023, respectively. The unamortized debt issuance costs related to the revolving credit facilities were included in the “Deferred charges and other assets” of the Condensed Consolidated Balance Sheets.

The table below presents the components of the Company’s financing costs, net of capitalized interest:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Capitalized interest	$(2,955)	$(6,731)	$(4,885)	$(13,775)
Debt issuance costs	1,916	1,546	5,497	4,601
Interest expense	67,068	50,194	166,933	139,617
Total financing costs, net of capitalized interest	$66,029	$45,009	$167,545	$130,443
As of September 30, 2024 and December 31, 2023, unamortized debt issuance costs associated with the 2030 Notes, the 2028 Notes and the Term Loan Credit Facility were $27.4 million and $31.5 million, respectively, and unamortized debt premiums and discount, net, associated with the 2028 Notes and the unsecured term loan were $0.1 million and $0.3 million, respectively.
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
The A/R Facility contains covenants and restrictive provisions with respect to the Partnership and Kinetik Receivables that are customary for accounts receivable securitization facilities. As of September 30, 2024, the Partnership was in compliance with all customary and financial covenants.
Letters of Credit
Our $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) scheduled to mature on or before June 8, 2027 can be used for letters of credit. Our obligations with respect to related letters of credit totaled $12.6 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, the Revolving Credit Facility has a borrowing base of $730.4 million available.
Fair Value of Financial Instruments
The fair value of the Company and its subsidiaries’ consolidated debt as of September 30, 2024 and December 31, 2023 was $3.48 billion and $3.57 billion, respectively. On September 30, 2024, the senior unsecured notes’ fair value was based on Level 1 inputs, the Term Loan Credit Facility and Revolving Credit Facility’s fair value was based on Level 3 inputs and the A/R Facility’s fair value approximates its carrying value due to its short term nature.

8.    ACCRUED EXPENSES
The following table provides detail of the Company’s current accrued expenses on September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023

	(In thousands)
Accrued product purchases	$97,635	$109,172
Accrued taxes	20,270	632
Accrued salaries, vacation, and related benefits	5,349	1,872
Accrued capital expenditures	13,911	18,534
Accrued interest	34,070	33,760
Accrued other expenses	20,554	13,451
Total accrued expenses	$191,789	$177,421
Accrued product purchases mainly accrue the liabilities related to producer payments and any additional business-related miscellaneous fees we owe to third parties, such as transport or capacity fees as of September 30, 2024.

9.    EQUITY
Redeemable Noncontrolling Interest — Common Unit Limited Partners
The redemption option of the Common Unit is not legally detachable or separately exercisable from the instrument and is non-transferable; the Common Unit is redeemable at the option of the holder. Therefore, the Common Unit is accounted for as redeemable noncontrolling interest and classified as temporary equity on the Company’s Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2024, 146,250 Common Units were redeemed on a one-for-one basis for shares of Class A Common Stock, par value $0.0001 per share of the Company (“Class A Common Stock”) and a corresponding number of shares of Class C Common Stock were cancelled. In addition, as part of the Durango Acquisition purchase price consideration, approximately 3.8 million shares of Class C Common Stock and an equivalent number of Common Units were issued at closing. There were 97.8 million Common Units and an equal number of Class C Common Stock issued and outstanding as of September 30, 2024 and 7.7 million shares of Class C Common Stock and equivalent number of Common Units of deferred consideration for the Durango Acquisition that will be issued on July 1, 2025. The Common Units fair value was approximately $4.78 billion, including deferred consideration valued as of September 30, 2024.
Common Stock
As of September 30, 2024, there were 59.8 million and 97.8 million shares, respectively, of Class A Common Stock and Class C Common Stock issued and outstanding (collectively, “Common Stock”). In addition, 7.7 million shares of Class C Common Stock will be issued as deferred consideration for the Durango Acquisition on July 1, 2025.
Share Repurchase Program
During the quarter ended September 30, 2024, the Company did not repurchase any of its Class A Common Stock under the Repurchase Program.
Dividend
On August 7, 2024, the Company made cash dividend payments of $118.2 million to holders of Class A Common Stock and Common Units and $0.4 million was reinvested in shares of Class A Common Stock. The significant decrease in the amount reinvested in shares of Class A Common Stock compared with prior quarters was due to the automatic termination of the Dividend and Distribution Reinvestment Agreement on March 8, 2024.

10.    FAIR VALUE MEASUREMENTS
The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Level 1	Level 2	Level 3	Total

	(In thousands)
Commodity swap	$—	$7,785	$—	$7,785
Interest rate derivatives	—	84	—	84
Total assets	$—	$7,869	$—	$7,869

Commodity swaps	$—	$3,936	$—	$3,936
Interest rate derivatives	—	3,888	—	3,888
Contingent liability	—	—	65,400	65,400
Total liabilities	$—	$7,824	$65,400	$73,224

	December 31, 2023
	Level 1	Level 2	Level 3	Total

	(In thousands)
Commodity swap	$—	$3,663	$—	$3,663
Interest rate derivatives	—	4,314	—	4,314
Total assets	$—	$7,977	$—	$7,977

Commodity swaps	$—	$1,749	$—	$1,749
Interest rate derivatives	—	5,348	—	5,348
Total liabilities	$—	$7,097	$—	$7,097
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
The Company recorded a contingent liability related to the Kings Landing Earnout using Level 3 inputs, including projected spending and completion probability of the project. Refer to Note 15—Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further discussion related to Kings Landing Earnout contingent liability.
Long-term debt’s carrying value can vary from fair value. See Note 7—Debt and Financing Costs in the Notes to Condensed Financial Statements for further information. The carrying amounts reported on the Condensed Consolidated Balance Sheets for the Company’s remaining financial assets and liabilities approximate fair value due to their short-term nature. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the nine months ended September 30, 2024 and 2023.

11.    DERIVATIVES AND HEDGING ACTIVITIES
The Company is exposed to certain risks arising from both its business operations and economic conditions, and it enters into certain derivative contracts to manage exposure to these risks. To minimize counterparty credit risk in derivative instruments, the Company enters into transactions with high credit-rating counterparties. The Company did not elect to apply hedge accounting to these derivative contracts and recorded the fair value of the derivatives on the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023.

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
As of September 30, 2024, the Company had two interest rate swap contracts with total notional amounts of $1.70 billion maturing on May 31, 2025 that pay a fixed rate ranging from 4.38% to 4.48% and one interest rate swap contract with a notional amount of $0.08 billion maturing on December 31, 2025 that pays a fixed rate of 3.02%. The fair value or settlement value of the consolidated interest rate swaps outstanding are presented on a gross basis on the Condensed Consolidated Balance Sheets. The following table presents the fair value of derivative assets and liabilities related to the interest rate swap contracts:

	September 30,	December 31,
	2024	2023

	(In thousands)
Derivatives assets - current	$76	$4,314
Derivative assets - noncurrent	8	—
Total derivative assets	$84	$4,314

Derivative liabilities - current	$3,888	$—
Derivatives liabilities - noncurrent	—	5,348
Total derivative liabilities	$3,888	$5,348
The Company recorded cash settlements and changes in fair value of the interest rate swap contracts in “Interest expense” of the Condensed Consolidated Statements of Operations. The following table presents interest rate swap derivatives activities for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Realized gain on interest rate swaps	$3,994	$4,665	$11,899	$7,082
(Unfavorable) favorable fair value adjustment	$(8,342)	$12,500	$9,129	$34,562
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
During the past twelve months, the Company entered into multiple commodity swap contracts based on the OPIS NGL Mont Belvieu prices for ethane, propane and butane, the Waha Basis index, the HSC index and the NYMEX West Texas Intermediate Control index. These contracts are for various notional quantities of NGLs, natural gas and crude. Similarly, the Company has entered into various natural gas and crude basis spread swaps. These contracts are effective over the next 1 to 20 months and are used to hedge against location price risk of the respective commodity resulting from supply and demand volatility and protect cash flows against price fluctuations.

The following table presents detailed information of commodity swaps outstanding as of September 30, 2024 (in thousands, except volumes):

	September 30, 2024
Commodity	Unit	Notional Volume	Net Fair Value
Natural Gas	MMBtus	1,210,000	$569
NGL	Gallons	312,215,400	917
Crude	Bbl	613,000	2,563
Crude Collars	Bbl	163,800	937
Crude Basis Spread Swaps	Bbl	22,400	(9)
Natural Gas Basis Spread Swaps	MMBtus	7,300,000	(1,128)
			$3,849
The fair value or settlement value of the swaps outstanding are presented on a gross basis on the Condensed Consolidated Balance Sheets. The following table presents the fair value of derivative assets and liabilities related to commodity swaps:

	September 30,	December 31,
	2024	2023

	(In thousands)
Derivatives assets - current	$6,200	$3,498
Derivative assets - noncurrent	1,585	165
Total derivative assets	$7,785	$3,663

Derivative liabilities - current	$2,855	$1,734
Derivatives liabilities - noncurrent	1,081	15
Total derivative liabilities	$3,936	$1,749
The Company recorded cash settlements and fair value adjustments on commodity swap derivatives in “Product revenue” of the Consolidated Statements of Operations. The following table presents commodity swap derivatives activities for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Realized (loss) gain on commodity swaps	$(2,790)	$176	$(20,002)	$8,029
Favorable (unfavorable) fair value adjustment	$6,027	$(8,083)	$(18,067)	$6,466

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

Class A Shares and Class C Shares
The table below summarizes Class A Share and Class C Share activities for the nine months ended September 30, 2024:

	Number of Shares	Weighted Avg Grant-Date Fair Market Value Per Unit
Outstanding and unvested shares at December 31, 2023	5,444,488	$28.91
Vested	43,166	31.18
Forfeited	1,592	31.18
Outstanding and unvested shares at September 30, 2024	5,399,730	$28.90
Table below summarizes aggregate intrinsic value (market value at vesting date) and grant-date fair value of vested Class A Shares for the nine months ended September 30, 2024:

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024

	(In thousands)
Aggregate intrinsic value of vested Class A Shares	$1,102	$1,756
Grant-date fair value of vested Class A Shares	$834	$1,346
No vesting or forfeiture occurred for Class C Shares for the three and nine months ended September 30, 2024 and 2023. No vesting occurred for Class A Shares for the three and nine months ended September 30, 2023. As of September 30, 2024, there were $38.8 million of unrecognized compensation costs related to unvested Class A Shares and Class C Shares. These costs are expected to be recognized over a weighted average period of 1.16 years.
Restricted Stock Units
RSUs were granted to certain executives and employees under the Kinetik Holdings Inc. Amended and Restated 2019 Omnibus Compensation Plan (the “2019 Plan”) with various service vesting requirements. Such RSUs may be settled only for shares of Class A Common Stock on a one-for-one basis, contingent upon continued employment.
The table below summarizes RSUs activities for the nine months ended September 30, 2024:

	Number of Shares(1)	Weighted Avg Grant-Date Fair Market Value Per Unit(1)
Outstanding and unvested shares at December 31, 2023	435,220	$31.15
Granted	610,333	35.41
Vested	323,158	34.79
Forfeited	12,565	33.06
Outstanding and unvested shares at September 30, 2024	709,830	$33.12
(1)The number of shares and weighted average fair market value per share include RSUs issued to new employees that transitioned from ALTM as part of the merger as replacement awards.
Table below summarizes aggregate intrinsic value (market value at vesting date) and grant-date fair value of RSUs for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Aggregate intrinsic value of vested RSUs	$387	$34	$11,469	$7,340
Grant-date fair value of vested RSUs	$372	$35	$11,243	$6,827

As of September 30, 2024, there were $13.0 million of unrecognized compensation costs related to the RSUs. These costs are expected to be recognized over a weighted average period of 1.64 years.
Performance Stock Units
The Company granted PSUs pursuant to the 2019 Plan to certain of its employees and executives during 2024. These PSUs vest and become earned upon the achievement of certain performance goals based on the Company’s annualized absolute total stockholder return and the Company’s relative total stockholder return as compared to the performance peer group during a three-year performance period. Depending on the results achieved during the three-year performance period, the actual number of Class A Common Stock that a holder of the PSUs earns at the end of the performance period may range from 0% to 200% of the target number of PSUs granted. The fair value of the PSUs is determined using a Monte Carlo simulation at the grant date. The Company recognized compensation expense for PSUs on a straight-line basis over the performance period. Any PSU not earned at the end of the performance period will be forfeited.
The table below summarizes PSU activities for the nine months ended September 30, 2024:

	Number of Shares	Weighted Avg Grant-Date Fair Market Value Per Unit
Granted in 2024	198,703	$36.76
Outstanding and unvested shares at September 30, 2024	198,703	$36.76
No vesting or forfeiture occurred for PSUs for the three and nine months ended September 30, 2024.
The table below presents a summary of the grant-date fair value assumptions used to value the PSUs on grant date:

March 2024
Grant-date fair value per unit	$36.76
Beginning average price	$32.84
Risk-free interest rate	4.21%
Volatility factor	37%
Expected term	2.82 years
As of September 30, 2024, there were $5.8 million of unrecognized compensation costs related to the PSUs. These costs are expected to be recognized over a weighted average period of 2.25 years.
With respect to above Class A Shares, Class C Shares, RSUs and PSUs, the Company recorded compensation expenses of $15.2 million and $12.5 million for the three months ended September 30, 2024 and 2023, respectively, and $52.9 million and $43.3 million for the nine months ended September 30, 2024 and 2023.

13.    INCOME TAXES
The Company is subject to U.S. federal income tax and state taxes. Income tax expense included in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023

	(In thousands)
Income before income taxes	$91,914	$44,434	$249,270	$121,128
Income tax expense	$8,260	$1,303	$21,261	$2,030
Effective tax rate	8.99%	2.93%	8.53%	1.68%
The effective tax rate for the three and nine months ended September 30, 2024 was lower than the statutory rate mainly due to the impact of tax attributable to noncontrolling interests related to the Common Unit limited partners.

The effective tax rate for the three and nine months ended September 30, 2023 was lower than the statutory rate mainly due to the impact of tax attributable to noncontrolling interests related to the Common Unit limited partners and a full valuation allowance on deferred tax assets as of September 30, 2023.

14.    NET INCOME PER SHARE
The computation of basic and diluted net income per share for the periods presented in the condensed consolidated financial statements is shown in the tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands, except per share amounts)
Net income attributable to Class A common shareholders	$25,763	$15,580	$74,505	$42,030
Less: Net income available to participating unvested restricted Class A common shareholders(1)	(4,755)	(4,414)	(13,636)	(12,996)
Total net income attributable to Class A common shareholders	$21,008	$11,166	$60,869	$29,034

Weighted average shares outstanding - basic	59,811	53,340	59,116	50,464
Dilutive effect of unvested Class A common shares(2)	613	123	736	255
Weighted average shares outstanding - diluted(2)(3)	60,424	53,463	59,852	50,719

Net income available per common share - basic	$0.35	$0.21	$1.03	$0.58
Net income available per common share - diluted	$0.35	$0.21	$1.02	$0.57
(1)Represents dividends paid to unvested Class A and Class C Shares, RSUs and PSUs.
(2)Includes dilutive effect from both RSUs and PSUs on unvested Class A common shares.
(3)The effect of an assumed exchange of outstanding Common Units (and the cancellation of a corresponding number of shares of outstanding Class C Common Stock) would have been anti-dilutive for all periods presented in which the Common Units were outstanding.

15.    COMMITMENTS AND CONTINGENCIES
Accruals for loss contingencies arising from claims, assessments, litigation, environmental and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. As of September 30, 2024 and December 31, 2023, there were no accruals for loss contingencies.
Litigation
The Company is a party to various legal actions arising in the ordinary course of its business. In accordance with FASB ASC 450, Contingencies, the Company accrues reserves for outstanding lawsuits, claims and proceedings when a loss contingency is probable and can be reasonably estimated. The Company estimates the amount of loss contingencies using current available information from legal proceedings, advice from legal counsel and available insurance coverage. Due to the inherent subjectivity of the assessments and unpredictability of the outcomes of the legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the legal proceedings in question. There were no litigation-related accrued reserves as of September 30, 2024 and December 31, 2023.
The Company has entered into litigation with a third party to collect receivables totaling $11.6 million and is waiting on settlement of $8.0 million in outstanding vendor credits from another counterparty related to prior litigation the Company had previously entered into and subsequently dropped. These amounts remain outstanding from the Winter Storm Uri during February of 2021. Given the counterparties’ sufficient creditworthiness and the valid claims that we hold, no allowance has currently been established for these items as we have legally enforceable agreements with these parties.

Environmental Matters
The Company is subject to various local, state, and federal laws and regulations relating to various environmental matters during the ordinary course of business. Although we believe our operations are in substantial compliance with applicable environmental laws and relations, risks of additional costs and liabilities are inherent in our operations. Moreover, changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly requirements could require the Company to make significant expenditures to attain and maintain compliance or may otherwise have a material adverse effect on its operations, competitive position, or financial condition. The Company is not aware of any material environmental claims existing as of September 30, 2024, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity.
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
Upon Closing, the Company evaluated the earn-out consideration classification in accordance with ASC 480. The Company determined the earn-out consideration to be classified as a liability based on the settlement provision. As of Closing, the Company recorded an initial contingent liability of $64.0 million based on the project’s completion probability and projected spend. Pursuant to ASC 805, the Company recorded a subsequent fair value adjustment of $1.4 million within “Costs of sales (exclusive of depreciation and amortization)” of the Condensed Consolidated Statement of Operations for the three months ended September 30, 2024. The contingent liability associated with the Kings Landing Project was $65.4 million as of September 30, 2024.
Permian Gas Acquisition
As part of the acquisition of Permian Gas on June 11, 2019, consideration included a contingent liability arrangement with PDC Permian, Inc. (“PDC”). The arrangement requires additional monies to be paid by the Company to PDC on a per Mcf basis if the actual annual Mcf volume amounts exceed forecasted annual Mcf volume amounts starting in 2020 and continuing through 2029. The total monies paid under this arrangement are capped at $60.5 million and are payable on an annual basis over the earn-out period. PDC’s actual annual Mcf volume did not exceed the incentive forecast volume during the past four years, and is not expected to over the next five years; therefore, the estimated fair value of the contingent consideration liability was nil as of September 30, 2024 and December 31, 2023.

16.    SEGMENTS
Our two operating segments represent the Company’s segments for which discrete financial information is available and is utilized on a regular basis by our CODM to make key operating decisions, assess performance and allocate resources. These segments represent strategic business units with differing products and services. No operating segments have been aggregated to form the reportable segments. Therefore, our two operating segments represent our reportable segments. The activities of each of our reportable segments from which the Company earns revenues and incurs expenses are described below:
•Midstream Logistics: The Midstream Logistics segment operates under three streams, 1) gas gathering, processing and treating, 2) crude oil gathering, stabilization and storage services and 3) produced water gathering and disposal.
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

The Midstream Logistics segment accounts for more than 97% of the Company’s operating revenues, more than 99% of the cost of sales (excluding depreciation and amortization) and operating expenses and more than 94% of the ad valorem expenses. The Pipeline Transportation segment contains all of the Company’s equity method investments. Corporate and Other contains the Company’s executive and administrative functions, including 84% of the Company’s General and Administrative Expenses and all of the Company’s debt service costs. For the three months ended September 30, 2024, the Midstream Logistics segment and the Pipeline Transportation segment represent 65% and 36% of total consolidated adjusted EBITDA, respectively, which is consistent with the prior year contributions from each segment.
The following tables present the reconciliation of the non-GAAP measure Segment Adjusted EBITDA to the GAAP measure segment income (loss) before income taxes as of and for the three and nine months period ended September 30, 2024 and 2023:

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated
	(In thousands)
For the Three Months Ended September 30, 2024
Segment income (loss) before income taxes	$88,581	$88,797	$(85,464)	$91,914
Add back:
Interest expense	2,666	—	63,363	66,029
Depreciation and amortization expenses	85,273	2,305	5	87,583
Contract assets amortization	1,655	—	—	1,655
Proportionate EMI EBITDA	—	88,229	—	88,229
Share-based compensation	—	—	15,171	15,171
Contingent liabilities fair value adjustment	1,400	—	—	1,400
Integration costs	1,208	—	1,332	2,540
Acquisition transaction costs	—	—	31	31
Other one-time costs or amortization	1,657	—	2,060	3,717
Deduct:
Interest income	—	—	572	572
Commodity hedging unrealized gain	8,817	—	—	8,817
Gain on sale of equity method investment	—	29,953	—	29,953
Equity income from unconsolidated affiliates	—	53,244	—	53,244
Segment Adjusted EBITDA(2)	$173,623	$96,134	$(4,074)	$265,683

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated
	(In thousands)
For the Three Months Ended September 30, 2023
Segment income (loss) before income taxes	$56,584	$50,598	$(62,748)	$44,434
Add back:
Interest expense	12	—	44,997	45,009
Depreciation and amortization expenses	69,456	473	6	69,935
Contract assets amortization	1,655	—	—	1,655
Proportionate EMI EBITDA	—	78,585	—	78,585
Share-based compensation	—	—	12,502	12,502
Loss on disposal of assets	2,927	—	—	2,927
Unrealized loss on derivatives	8,259	—	—	8,259
Integration costs	21	—	—	21
Acquisition transaction costs	—	—	378	378
Other one-time costs or amortization	1,529	—	1,133	2,662
Warrant valuation adjustment	—	—	4	4
Deduct:
Interest income	—	—	293	293
Equity income from unconsolidated affiliates	—	50,754	—	50,754
Segment Adjusted EBITDA(2)	$140,443	$78,902	$(4,021)	$215,324

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated

	(In thousands)
For the Nine Months Ended September 30, 2024
Segment income (loss) before income taxes	$215,196	$275,246	$(241,172)	$249,270
Add back:
Interest expense	5,273	—	162,272	167,545
Depreciation and amortization expenses	229,336	6,897	17	236,250
Contract assets amortization	4,965	—	—	4,965
Proportionate EMI EBITDA	—	262,553	—	262,553
Share-based compensation	—	—	52,868	52,868
Loss on disposal of assets	4,090	—	—	4,090
Loss on debt extinguishment	—	—	525	525
Contingent liabilities fair value adjustment	1,400	—	—	1,400
Integration costs	1,792	—	3,299	5,091
Acquisition transaction costs	—	—	3,538	3,538
Other one-time costs or amortization	4,048	—	4,400	8,448
Deduct
Other interest income	—	—	1,459	1,459
Commodity hedging unrealized gain	1,935	—	—	1,935
Gain on sale of equity method investment	—	89,837	—	89,837
Equity income from unconsolidated affiliates	—	169,668	—	169,668
Segment Adjusted EBITDA(2)	$464,165	$285,191	$(15,712)	$733,644

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated

	(In thousands)
For the Nine Months Ended September 30, 2023
Segment income (loss) before income taxes	$163,794	$146,524	$(189,190)	$121,128
Add back:
Interest expense	32	—	130,411	130,443
Depreciation and amortization expenses	206,855	1,398	18	208,271
Contract assets amortization	4,965	—	—	4,965
Proportionate EMI EBITDA	—	224,933	—	224,933
Share-based compensation	—	—	43,340	43,340
Loss on disposal of assets	15,166	—	—	15,166
Unrealized loss on derivatives	616	—	—	616
Integration costs	29	—	956	985
Acquisition transaction costs	33	—	615	648
Other one-time costs or amortization	5,310	—	2,235	7,545
Deduct:
Interest income	—	—	314	314
Warrant valuation adjustment	—	—	73	73
Equity income from unconsolidated affiliates	—	146,828	—	146,828
Segment Adjusted EBITDA(2)	$396,800	$226,027	$(12,002)	$610,825
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
The following tables present the revenue for the individual operating segments for the three and nine month period ended September 30, 2024 and 2023:

	Midstream Logistics	Pipeline Transportation	Elimination	Consolidated

	(In thousands)
For the Three Months Ended September 30, 2024
Revenue	$391,331	$2,192	$—	$393,523
Other revenue	2,837	2	—	2,839
Intersegment revenue(1)	—	6,748	(6,748)	—
Total segment operating revenue	$394,168	$8,942	$(6,748)	$396,362

	Midstream Logistics	Pipeline Transportation	Elimination	Consolidated

	(In thousands)
For the Three Months Ended September 30, 2023
Revenue	$324,863	$766	$—	$325,629
Other revenue	4,670	2	—	4,672
Total segment operating revenue	$329,533	$768	$—	$330,301

	Midstream Logistics	Pipeline Transportation	Elimination	Consolidated

	(In thousands)
For the Nine Months Ended September 30, 2024
Revenue	$1,082,236	$6,566	$—	$1,088,802
Other revenue	8,122	289	—	8,411
Intersegment revenue(1)	—	19,288	(19,288)	—
Total segment operating revenue	$1,090,358	$26,143	$(19,288)	$1,097,213

	Midstream Logistics	Pipeline Transportation	Elimination	Consolidated

	(In thousands)
For the Nine Months Ended September 30, 2023
Revenue	$894,669	$2,190	$—	$896,859
Other revenue	10,679	6	—	10,685
Total segment operating revenue	$905,348	$2,196	$—	$907,544
(1)The Company accounts for intersegment sales at market prices, while it accounts for asset transfers at book value. Intersegment revenue is eliminated at consolidation.
The following table presents total assets for each operating segment as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023

	(In thousands)
Midstream Logistics	$4,323,444	$3,772,764
Pipeline Transportation(1)	2,297,544	2,703,588
Segment total assets	6,620,988	6,476,352
Corporate and other	239,473	20,521
Total assets	$6,860,461	$6,496,873
(1)Includes investment in unconsolidated affiliates of $2.14 billion and $2.54 billion as of September 30, 2024 and December 31, 2023, respectively.

17.    SUBSEQUENT EVENTS
On October 17, 2024, the Board declared a cash dividend of $0.78 per share on the Company’s Class A Common Stock which will be payable to stockholders of record as of October 28, 2024 on November 7, 2024. The Company, through its ownership of the general partner of the Partnership, declared a distribution of $0.78 per Common Unit from the Partnership to the holders of Common Units, which will be payable on November 7, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses the results of our operations for the three and nine month period ended September 30, 2024, as compared to our results of operations for the same periods in 2023. Please read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report.

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
Our Operations and Segments
We have two reportable segments which are strategic business units with various products and services. The Midstream Logistics segment operates under three service offerings, 1) gas gathering and processing, 2) crude oil gathering, stabilization and storage services and 3) produced water gathering and disposal. The Pipeline Transportation segment consists of three EMI pipelines originating in the Permian Basin with various access points to the U.S. Gulf Coast, as well as Kinetik NGL and Delaware Link Pipelines. The pipelines transport natural gas, NGLs and crude oil within the Permian Basin and to the U.S. Gulf Coast.
Midstream Logistics
Gas Gathering and Processing. The Midstream Logistics segment provides gas gathering and processing services with over 3,900 miles of low and high-pressure steel pipeline located throughout the Delaware Basin, including over 2,300 miles of gas pipeline acquired through the Durango Acquisition, and over 570,000 horsepower of compression capacity. Gas processing assets are centralized at seven processing complexes with system-wide front-end amine treating capability, 6.5 Mmcfpd AGI capacity and total cryogenic processing capacity of approximately 2.2 Bcf/d as of today and over 2.4 BCF/d once the Kings Landing Project is complete in early 2025.
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
Pipeline Transportation
EMI pipelines. The Company owns the following equity interests in three EMI pipelines in the Permian Basin with access to various points along the U.S. Gulf Coast: 1) an approximate 55.5% equity interest in Permian Highway Pipeline LLC (“PHP”), which is operated by Kinder Morgan; 2) 33.0% equity interest in Breviloba, LLC (“Breviloba”), the owner of the Shin Oak NGL Pipeline (“Shin Oak”), which is operated by Enterprise Products Operating LLC; and 3) 27.5% equity interest in Epic Crude Holdings, LP (“EPIC”), which is operated by EPIC Consolidated Operations, LLC.
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

Recent Developments
EPIC Equity Interest
During the third quarter, the Company consummated the Equity Sale and Purchase Agreement with Dos Rios Crude Intermediate LLC (“Seller”) to purchase a 12.5% of equity interest in EPIC. The acquisition of additional interest is accounted for as a business acquisition pursuant to ASC 805. After completion of the transaction, the Company owned a 27.5% equity interest in EPIC as of September 30, 2024. EPIC has over 800 miles of pipeline connecting the Delaware and Midland Basins and has a capacity of 625 MBbl/d.
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
The Durango Acquisition significantly expands Kinetik’s footprint into New Mexico and the Northern Delaware Basin, expanding Kinetik’s processing capacity by over 200 MMcf/d and doubling its existing gathering pipeline mileage. An additional 200 MMcf/d of processing capacity will be added upon completion of the Kings Landing Project.
GCX Divestiture
On June 4, 2024, the Company consummated the previously announced transaction contemplated by the GCX Purchase Agreement to sell its 16% equity interest in GCX for an adjusted purchase price of $524.4 million (the "GCX Sale"), including an additional $30.0 million earn out in cash upon the approval by the GCX Board of Directors of one or more capital projects that achieve certain capacity expansion criteria. Net cash proceeds of $494.4 million were received from the GCX Buyer on June 4, 2024 and the cash earn out was received in September 2024. The Company recognized a gain of $89.8 million upon closing of the GCX Sale.
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

Inflation and Interest Rates
The annual rate of inflation in the United States was 2.4% in September 2024 as measured by the Consumer Price Index. In light of the recent economic activity, unemployment level and progress on lowering inflation, the Federal Open Market Committee (“FOMC”) decided to lower the target range for the federal funds rate by 0.50% to 4.75% - 5.00% during its meeting in September 2024. During the meeting, the FOMC noted that the economic outlook is uncertain and the Committee is attentive to the risks to both sides of its dual mandate. If interest rates elevated beyond the term of our hedges, our financing cost will increase and could have a negative impact on the Company’s ability to meet its contractual debt obligations and to fund its operating expenses and capital expenditures. The Company will continue to monitor the FOMC’s monetary policy and interest rate movement. Refer to Note 11—Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional discussion regarding our hedging strategies and objectives for interest rate risk.

Results of Operations
The following table presents the Company’s results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change

	(In thousands, except percentages)
Revenues:
Service revenue	$103,100	$104,349	(1%)	$301,710	$310,325	(3%)
Product revenue	290,423	221,280	31%	787,092	586,534	34%
Other revenue	2,839	4,672	(39%)	8,411	10,685	(21%)
Total revenues	396,362	330,301	20%	1,097,213	907,544	21%
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization) (1)	144,586	147,756	(2%)	444,786	374,100	19%
Operating expense	55,804	42,925	30%	143,278	118,804	21%
Ad valorem taxes	5,896	5,607	5%	18,400	14,954	23%
General and administrative	29,619	22,751	30%	94,846	73,131	30%
Depreciation and amortization expense	87,583	69,935	25%	236,250	208,271	13%
Loss on disposal of assets	—	2,927	(100%)	4,090	15,166	(73%)
Total operating costs and expenses	323,488	291,901	11%	941,650	804,426	17%
Operating income	72,874	38,400	90%	155,563	103,118	51%
Other income (expense):
Interest and other income	1,872	289	NM	2,272	1,625	40%
Loss on debt extinguishment	—	—	—%	(525)	—	100%
Gain on sale of equity method investments	29,953	—	100%	89,837	—	100%
Interest expense	(66,029)	(45,009)	47%	(167,545)	(130,443)	28%
Equity in earnings of unconsolidated affiliates	53,244	50,754	5%	169,668	146,828	16%
Total other income, net	19,040	6,034	NM	93,707	18,010	NM
Income before income taxes	91,914	44,434	107%	249,270	121,128	106%
Income tax expense	8,260	1,303	NM	21,261	2,030	NM
Net income including noncontrolling interest	$83,654	$43,131	94%	$228,009	$119,098	91%
(1)Cost of sales (exclusive of depreciation and amortization) is net of gas service revenues totaling $60.2 million and $38.6 million for the three months ended September 30, 2024 and 2023, respectively, and $159.4 million and $107.1 million for the nine months ended September 30, 2024 and 2023, respectively, for certain volumes, where we act as principal.
NM - Not meaningful

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Revenues
For the three months ended September 30, 2024, revenue increased $66.1 million, or 20%, to $396.4 million, compared to $330.3 million for the same period in 2023. The increase was primarily driven by higher product revenue related to increased natural gas residue volumes sold and increased gathered and processed gas volumes.
Service revenue
Service revenue consists of service fees paid to us by our customers for providing comprehensive gathering, treating, processing and produced water disposal services necessary to bring natural gas, NGLs and crude oil to market. Service revenue for the three months ended September 30, 2024, decreased by $1.2 million, or 1%, to $103.1 million, compared to $104.3 million for the same period in 2023. This decrease was driven by lower period-over-period gas gathering fees of $1.7 million. Period-over-period gathered and processed gas volumes increased by 212.3 Mcf per day, or 12% and by 238.7 Mcf per day, or 16%, respectively. Of the increase, Durango’s operation accounted for 207.2 Mcf per day and 195.8 Mcf per day of gathered and processed gas volume, respectively. However, the total gathered and processed gas volumes where we function as the agent decreased period over period causing the change in net gas gathering fees presented as revenues to be down 2%. Over 91% of service revenues are included in the Midstream Logistics segment.
Product revenue
Product revenue consists of commodity sales (including condensate, natural gas residue and NGLs). Product revenue for the three months ended September 30, 2024, increased by $69.1 million, or 31%, to $290.4 million, compared to $221.3 million for the same period in 2023, primarily due to increased residue gas volumes sold and higher commodity prices. Period over period natural gas residue volumes sold increased 36.1 million MMBtu, of which, Durango’s operations accounted for 14.2 million MMBtu. Partially offsetting this increase, NGL and condensate volumes sold decreased 2.0 million barrels, or 24%. Product revenues are included entirely in the Midstream Logistics segment.
Operating Costs and Expenses
Operating expenses
Operating expenses increased by $12.9 million, or 30%, to $55.8 million for the three months ended September 30, 2024, compared to $42.9 million for the same period in 2023. Of the total increase, $11.7 million was driven by Durango’s operations that were acquired during June 2024. Over 99% of operating expenses are included in the Midstream Logistics segment.
General and administrative expenses
General and administrative expenses increased by $6.9 million, or 30% to $29.6 million for the three months ended September 30, 2024, compared to $22.8 million for the same period in 2023. The increase was mainly driven by increases in share-based compensation of $2.7 million due to new RSUs and PSUs granted during 2024 and Durango integration costs of $2.2 million. The remaining $2.0 million increase primarily relates to higher internal labor and insurance expenses that have resulted from the overall growth of the organization.
Depreciation and amortization expense
Depreciation and amortization expense increased by $17.6 million, or 25% to $87.6 million for the three months ended September 30, 2024, compared to $69.9 million for the same period in 2023. Of the total increase, $12.8 million was driven by the Durango Acquisition that was completed during June of 2024. The remaining increase was driven by assets placed in service since third quarter of 2023, primarily related to the Delaware Link Pipeline that was placed in service in October 2023.
Other Income (Expense)
Gain on sale of equity method investment
Gain on sale of equity method investment increased by $30.0 million, or 100%, for the three months ended September 30, 2024. The increase was related to the cash earn out received in September 2024 related to the GCX Sale.

Interest expense
Interest expense increased by $21.0 million, or 47%, to $66.0 million for the three months ended September 30, 2024. The increase was primarily driven by an unrealized loss on interest rate swaps of $12.3 million during the three months ended September 30, 2024 versus an unrealized gain on interest rate swaps of $7.8 million during the same period in 2023. Refer to Note—11 Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements regarding the Company’s strategy in managing interest rate risk.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Revenues
For the nine months ended September 30, 2024, revenue increased $189.7 million, or 21%, to $1,097.2 million, compared to $907.5 million for the same period in 2023. The increase was primarily driven by higher period-over-period product revenue due to increased natural gas residue volumes sold and increased gathered and processed gas volumes.
Service revenue
Service revenue consists of service fees paid to us by our customers for providing comprehensive gathering, treating, processing and water disposal services necessary to bring natural gas, NGLs and crude oil to market. Service revenue for the nine months ended September 30, 2024, decreased by $8.6 million, or 3%, to $301.7 million, compared to $310.3 million for the same period in 2023. The decrease was primarily driven by lower period-over-period gas gathering fees of $8.2 million. Total gathered and processed gas volumes increased 171.1 Mcf per day, or 10% and 188.0 Mcf per day, or 13%, respectively. Of the increase, Durango’s operations accounted for 74.8 Mcf per day and 70.6 Mcf per day of gathered and processed gas volume, respectively. However, the total gathered and processed gas volumes where we function as the agent decreased period over period causing the change in net gas gathering fees presented as revenues to be down 3%. Over 91% of service revenues are included in the Midstream Logistics segment.
Product revenue
Product revenue consists of commodity sales (including condensate, natural gas residue and NGLs). Product revenue for the nine months ended September 30, 2024, increased by $200.6 million, or 34%, to $787.1 million, compared to $586.5 million for the same period in 2023, primarily due to a period-over-period increase in residue gas volumes sold. Natural gas residue sales volumes increased 59.6 million MMBtu, of which Durango’s operations accounted for 14.6 million MMBtu. The increase was also driven by a period over period increase in NGL prices of $8.46 per barrel, or 39%. The overall increase was partially offset by decreases in NGL and condensate volumes sold of 4.3 million barrels, or 19% and a decrease in natural gas prices of $0.42 per MMBtu, or 25%. Product revenues are included entirely in the Midstream Logistics segment.
Operating Costs and Expenses
Costs of sales (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) primarily consists of purchases of NGLs and natural gas from our producers at contracted market prices to support product sales to other third parties. For the nine months ended September 30, 2024, cost of sales increased $70.7 million, or 19%, to $444.8 million, compared to $374.1 million for the same period in 2023. As discussed above, the increase was primarily driven by period to period increases in natural gas residue volumes sold, slightly offset by a decrease in NGL and condensate volumes sold as well as lower natural gas prices. Over 99% of cost of sales (exclusive of depreciation and amortization) is included entirely in the Midstream Logistics segment.
Operating Expense
Operating expenses increased by $24.5 million, or 21%, to $143.3 million for the nine months ended September 30, 2024, compared to $118.8 million for the same period in 2023. Of the total increase, $12.7 million was driven by Durango’s operations that were acquired during June of 2024. The remaining increase was primarily driven by increases in internal labor, repairs and maintenance and lubricants and chemicals totaling $9.8 million, which was related to the increased gathered and processed volumes during 2024. Over 99% of operating expenses are included in the Midstream Logistics segment.

General and administrative expenses
General and administrative expenses increased by $21.7 million, or 30% to $94.8 million for the nine months ended September 30, 2024, compared to $73.1 million for the same period in 2023. The increase was mainly driven by higher share-based compensation of $9.5 million due to new RSUs and PSUs granted during 2024 and $7.9 million of integration and transaction costs associated with the 2024 Durango and Epic transactions. The remaining $4.3 million increase primarily relates to higher internal labor and insurance expenses that have resulted from the overall growth of the organization.
Depreciation and amortization expense
Depreciation and amortization expense increased by $28.0 million, or 13% to $236.3 million for the nine months ended September 30, 2024, compared to $208.3 million for the same period in 2023. Of the total increase, $13.6 million was driven by Durango Acquisition that was completed during June of 2024. The remaining increase was driven by assets placed in service since third quarter of 2023, primarily related to the Delaware Link Pipeline that was placed in service in October 2023 and the rich gas lateral into Lea County, New Mexico.
Loss on disposal of assets
Loss on disposal of asset decreased by $11.1 million, or 73% to $4.1 million for the nine months ended September 30, 2024, compared to $15.2 million for the same period in 2023. The decrease was mainly due to the write off of obsolete gathering and processing systems and facilities of $11.8 million in 2023, but no similar write off took place in 2024.
Other Income (Expense)
Gain on sale of equity method investment
Gain on sale of equity method investment increased by $89.8 million, or 100%, for the nine months ended September 30, 2024, compared to the same period in 2023. The increase was related to the GCX Sale consummated in the second quarter of 2024.
Interest Expense
Interest expense increased by $37.1 million, or 28%, to $167.5 million for the nine months ended September 30, 2024, compared to $130.4 million for the same period in 2023. The increase was driven by a decrease in capitalized interest expense of $8.9 million given the completion of the PHP expansion in December of 2023, and an unrealized loss on interest rate swaps of $2.8 million during the nine months ended September 30, 2024 versus an unrealized gain on interest swaps of $27.5 million during the same period in 2023. Refer to Note—11 Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements regarding the Company’s strategy in managing interest rate risk.
Equity in earnings of unconsolidated affiliates
Income from EMI pipelines increased by $22.8 million, or 16%, to $169.7 million for the nine months ended September 30, 2024, compared to $146.8 million for the same period in 2023. An increase of $35.9 million was driven by higher profitability from the Company’s investment in PHP due to its expanded capacity that was placed into service in December 2023. This increase was partially offset by the decrease in equity in earnings of unconsolidated affiliates from GCX due to the GCX sale consummated in the second quarter of 2024.
Income Tax Expense
Income tax expense increased by $19.2 million for the nine months ended September 30, 2024 compared to the same period in 2023. The increase was primarily due to the release of the valuation allowance against deferred tax assets in December 2023 and the recognition of deferred federal income tax of $18.4 million for nine months ended September 30, 2024 compared to nil for the same period in 2023.

Key Performance Metrics
Adjusted EBITDA
Adjusted EBITDA is defined as net income including noncontrolling interests adjusted for interest, taxes, depreciation and amortization, gain or loss on disposal of assets and debt extinguishment, the proportionate EBITDA from our EMI pipelines, equity income and gain from sale of investments recorded using the equity method, share-based compensation expense, noncash increases and decreases related to hedging activities, fair value adjustments for contingent liabilities, integration and transaction costs and extraordinary losses and unusual or non-recurring charges. Adjusted EBITDA provides a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change

	(In thousands, except percentages)
Reconciliation of net income including noncontrolling interest to Adjusted EBITDA
Net income including noncontrolling interest	$83,654	$43,131	94%	$228,009	$119,098	91%
Add back:
Interest expense	66,029	45,009	47%	167,545	130,443	28%
Income tax expense	8,260	1,303	NM	21,261	2,030	NM
Depreciation and amortization expenses	87,583	69,935	25%	236,250	208,271	13%
Amortization of contract costs	1,655	1,655	—%	4,965	4,965	—%
Proportionate EMI EBITDA	88,229	78,585	12%	262,553	224,933	17%
Share-based compensation	15,171	12,502	21%	52,868	43,340	22%
Loss on disposal of assets	—	2,927	(100%)	4,090	15,166	(73%)
Loss on debt extinguishment	—	—	—%	525	—	100%
Commodity hedging unrealized loss	—	8,259	(100%)	—	616	(100%)
Contingent liability fair value adjustment	1,400	—	100%	1,400	—	100%
Integration costs	2,540	21	NM	5,091	985	NM
Acquisition transaction costs	31	378	(92%)	3,538	648	NM
Other one-time cost or amortization	3,717	2,662	40%	8,448	7,545	12%
Warrant valuation adjustment	—	4	(100%)	—	—	—%
Deduct:
Interest income	572	293	95%	1,459	314	NM
Warrant valuation adjustment	—	—	—%	—	73	(100%)
Commodity hedging unrealized gain	8,817	—	100%	1,935	—	100%
Gain on sale of equity method investment	29,953	—	100%	89,837	—	100%
Equity income from EMI's	53,244	50,754	5%	169,668	146,828	16%
Adjusted EBITDA	$265,683	$215,324	23%	$733,644	$610,825	20%
NM - not meaningful
Adjusted EBITDA increased by $50.4 million, or 23%, to $265.7 million for the three months ended September 30, 2024, compared to $215.3 million for the same period in 2023. As discussed in the Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Quarterly Report on Form 10-Q, $49.2 million of the increase was due to increased total operating revenue of $66.1 million, partially offset by increased cost of sales (exclusive of depreciation and amortization), operating expenses, ad valorem taxes and general and administrative expense of $16.9 million. The remaining increases were primarily driven by higher proportionate EMI EBITDA of $9.6 million and higher non-cash amortizations or other one-time costs of $8.6 million. These increases were partially offset by a decrease of $17.1 million related to unrealized commodity hedging activities.
Adjusted EBITDA increased by $122.8 million, or 20%, to $733.6 million for the nine months ended September 30, 2024, compared to $610.8 million for the same period in 2023. As discussed in the Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Quarterly Report on Form 10-Q, $69.3 million of the increase was due to increased total operating revenue of $189.7 million, partially offset by increased cost of sales (exclusive of depreciation and amortization), operating expenses, ad valorem taxes and general and administrative expenses of $120.3 million. The increase was also driven by (i) higher proportionate EMI EBITDA of $37.6 million primarily related to the expanded capacity at PHP that was placed into service during December 2023 and (ii) increases related to stock based compensation of $9.5 million and integration, transaction and other one-time costs of $7.9 million, which was mainly related to the Durango Acquisition completed in June 2024.

Segment Adjusted EBITDA
Segment Adjusted EBITDA is defined as segment net earnings adjusted to exclude interest expense, income tax expense, depreciation and amortization, the proportionate effect of these same items for our equity method investments and other non-recurring items. The following table presents Segment Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023. Also refer to Note 16—Segments in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a reconciliation of Segment Adjusted EBITDA to net income before income taxes.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change

	(In thousands, except percentages)
Midstream Logistics	$173,623	$140,443	24%	$464,165	$396,800	17%
Pipeline Transportation	96,134	78,902	22%	285,191	226,027	26%
Corporate and Other(1)	(4,074)	(4,021)	1%	(15,712)	(12,002)	31%
Total Segment Adjusted EBITDA	$265,683	$215,324	23%	$733,644	$610,825	20%
(1)Corporate and Other represents those results that: (i) are not specifically attributable to a reportable segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items.
Midstream Logistics Segment Adjusted EBITDA increased by $33.2 million to $173.6 million for the three months ended September 30, 2024, compared to $140.4 million for the same period in 2023. The increase was primarily due to the increased total operating revenue of $57.9 million, partially offset by increased operating expense and ad valorem taxes of $12.7 million and a decrease of $17.1 million related to unrealized commodity hedging activities. The reasons for the fluctuations are discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Quarterly Report on Form 10-Q.
Midstream Logistics Segment Adjusted EBITDA increased by $67.4 million to $464.2 million for the nine months ended September 30, 2024, compared to $396.8 million for the same period in 2023. The increase was primarily due to the increased total operating revenue of $165.7 million, partially offset by increases in cost of sales (exclusive of depreciation and amortization) of $70.7 million and operating expense and ad valorem taxes of $26.2 million. The reasons for the fluctuations are discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Quarterly Report on Form 10-Q.
Pipeline Transportation Segment Adjusted EBITDA increased by $17.2 million to $96.1 million for the three months ended September 30, 2024, compared to $78.9 million for the same period in 2023. The increase was primarily driven by higher proportionate EMI EBITDA of $9.6 million due to increased profitability at PHP related to expanded capacity that was placed into service starting in December 2023. The increase was also driven by the increase in operating revenue of $8.2 million primarily related to the Delaware Link Pipeline going into service during October 2023. The reasons for the fluctuations are discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Quarterly Report on Form 10-Q.
Pipeline Transportation Segment Adjusted EBITDA increased by $59.2 million to $285.2 million for the nine months ended September 30, 2024, compared to $226.0 million for the same period in 2023. The increase was primarily driven by higher proportionate EMI EBITDA of $37.6 million due to increased profitability at PHP related to expanded capacity that was placed into service starting in December 2023. The remaining increase was driven by increased operating revenue of $23.9 million primarily related to the Delaware Link Pipeline going into service during October 2023. The reasons for the fluctuations are discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Quarterly Report on Form 10-Q.

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

Capital Resources and Liquidity
The Company’s primary use of capital since inception has been for the initial construction of gathering and processing assets, as well as the acquisitions of businesses and EMI pipelines and associated subsequent construction costs. For 2024, the Company’s primary spending requirements are related to the business acquisitions and other budgeted capital expenditures for construction and maintenance of gathering and processing assets, the Company’s contractual debt obligations and quarterly cash dividends. In addition, the Company may repurchase its Class A Common Stock pursuant to the Share Repurchase Program from time to time.
During the nine months ended September 30, 2024, the Company’s primary sources of cash were distributions from the EMI pipelines, borrowings under the Revolving Credit Facility and A/R Facility, proceeds from the GCX Sale and cash generated from operations. Based on the Company’s current financial plan, the Company believes that cash from operations and distributions from the EMI pipelines, and remaining borrowing capacity on our credit facilities will generate cash flows in excess of capital expenditures and the amount required to fund the Company’s planned quarterly dividend over the next 12 months.
A/R Facility
Pursuant to the A/R Facility, the Company and certain of its subsidiaries continuously transfer receivables to Kinetik Receivables and Kinetik Receivables transfers receivables that meet certain qualifying conditions to third-party purchasers in exchange for cash. These receivables are held by Kinetik Receivables and are pledged to secure the collectability of the sold receivables and are accounted for as secured borrowings. The amount available for borrowing at any one time under the A/R Facility is limited to an amount calculated based on the outstanding balance of eligible receivables sold to the purchasers, subject to certain reserves, concentration limits, and other limitations. As of September 30, 2024, eligible accounts receivable of $150.0 million was pledged to the A/R Facility as collateral.
The net proceeds of the A/R Facility were used, together with cash on hand, to repay a portion of the outstanding borrowings under the Term Loan Credit Facility during the second quarter 2024, lowering the remaining balance to $1.00 billion. As a result, the maturity of the Term Loan Credit Facility extended to December 8, 2026.
Capital Requirements and Expenditures
Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational regulations. During the nine months ended September 30, 2024 and 2023, capital spending for property, plant and equipment totaled $155.8 million and $245.8 million, respectively, intangible asset purchases totaled $7.7 million and $15.1 million, respectively, and contributions to EMI totaled $3.3 million and $202.7 million, respectively. The decrease in capital spending was mainly due to completion of the Delaware Link Pipeline and PHP expansion projects in the second half of 2023. Management believes its existing gathering, processing and transmission infrastructure capacity and future planned projects are capable of fulfilling its midstream contracts to service its customers.
The Company anticipates its existing capital resources will be sufficient to fund the future capital expenditures for EMI pipelines and the Company’s existing infrastructure assets over the next 12 months. For further information on EMIs, refer to Note 6—Equity Method Investments in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Cash Flow
The following tables present cash flows from operating, investing and financing activities during the periods presented:

	Nine Months Ended September 30,
	2024	2023

	(In thousands)
Cash provided by operating activities	$493,356	$405,585
Cash used in investing activities	$(65,909)	$(582,600)
Cash (used in) provided by financing activities	$(411,519)	$170,689
Operating activities. Net cash provided by operating activities increased by $87.8 million for the nine months ended September 30, 2024 compared with the same period in 2023. The change in the operating cash flows reflected (i) an increase in net income including noncontrolling interests of $108.9 million; (ii) a decrease in adjustments related to non-cash items of $20.8 million, which was mainly driven by a gain of $89.8 million recognized on the GCX Sale and an increase in equity in earnings from EMI of $22.8 million, partially offset by increases in distribution from EMIs of $17.8 million, deferred income taxes of $18.1 million, depreciation and amortization expense of $28.0 million and a decrease in favorable derivative activities adjustments of $26.8 million and (iii) a decrease in working capital of $0.4 million.
Investing activities. Net cash used in investing activities decreased by $516.7 million for the nine months ended September 30, 2024 compared with the same period in 2023. The decrease was primarily driven by cash proceeds from the GCX Sale of $524.4 million, lower capital expenditures of $97.3 million and a reduction of investments in EMIs of $199.5 million as the PHP expansion project was completed and put into service in December 2023, partially offset by net cash used in the Durango Acquisition and net cash used in the acquisition of additional equity interests in EPIC.
Financing activities. Net cash used in financing activities was $411.5 million for the nine months ended September 30, 2024, which was primarily comprised of net payments on the Partnership’s Term Loan, Revolving Credit Facility and A/R Facility of $138.6 million and cash dividend of $272.9 million paid to the holders of Class A Common Stock and Common Units, compared with net cash provided by financing activities of $170.7 million for the nine months ended September 30, 2023, which was primarily comprised of net proceeds from the Partnership’s Revolving Credit Facility of $235.0 million and cash dividend of $58.6 million paid to the holders of Class A Common Stock and Common Units. Significant increase in cash dividend paid in the first nine months of 2024 compared to the same period in 2023 was mainly due to the expiration of the Reinvestment Agreement on March 8, 2024, as such Reinvestment Holders are not obligated to reinvest a specified percent of all distributions on Common Units or dividends on shares of Class A Common Stock in the Company’s Class A Common Stock.
Dividend
During the nine months ended September 30, 2024, the Company made cash dividend payments of $272.9 million to holders of Class A Common Stock and Common Units and $75.2 million was reinvested in shares of Class A Common Stock by the Reinvestment Holders.
On October 17, 2024, the Board declared a cash dividend of $0.78 per share on the Company’s Class A Common Stock which will be payable to stockholders on October 28, 2024. The Company, through its ownership of the general partner of the Partnership, declared a distribution of $0.78 per Common Unit from the Partnership to the holders of Common Units, which will be payable on November 7, 2024. As described in these Condensed Consolidated Financial Statements, as the context requires, dividends paid to holders of Class A Common Stock and distributions paid to holders of Common Units may be referred to collectively as “dividends.”
Share Repurchase Program
For nine months ended September 30, 2024, the Company did not repurchase any of its outstanding shares.
For more information regarding the 1% U.S. federal excise tax imposed on certain repurchases of stock by publicly traded U.S. corporations, please refer to Part I, Item 1A.—”Risk Factors— Risks Related to Ownership of our Common Stock” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 5, 2024.

Liquidity
The following table presents a summary of the Company’s key liquidity indicators at the dates presented:

	September 30,	December 31,
	2024	2023
	(In thousands)
Cash and cash equivalents	$20,438	$4,510
Total debt, net of unamortized deferred financing cost	$3,429,689	$3,562,809
Available committed borrowing capacity	$730,400	$643,400
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

Off-Balance Sheet Arrangements
As of September 30, 2024, there were no off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosure About Market Risk
The Company is exposed to various market risks, including the effects of adverse changes in commodity prices and credit risk as described below. The Company continually monitors its market risk exposure, including the impact and developments related to the conflicts in Ukraine and Israel, monetary policy addressing the interest rate and inflation trend, which continued to have significant impact on volatility and uncertainties in the financial markets during the third quarter of 2024.
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
Interest Rate Risk
As of September 30, 2024, the Company had interest bearing debt, net of deferred financing costs, with principal amount of $3.43 billion. The interest rates for the Revolving Credit Facility, the Term Loan and A/R Facility are variable, which expose the Company to the risk of increased interest expense in the event of increases to interest rates. Accordingly, results of operations, cash flows, financial condition and the ability to make cash distributions could be adversely affected by significant increases in interest rates. As of September 30, 2024, the Company had two interest rate swap contracts with total notional amounts of $1.70 billion maturing on May 31, 2025 that pay a fixed rate ranging from 4.38% to 4.48% and one interest rate swap contract with notional amount of $0.08 billion maturing on December 31, 2025 that pays a fixed rate of 3.02%. Refer to Note 11—Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional discussion regarding our hedging strategies and objectives. In addition, the Company realizes 0.05% reductions to the effective interest rates of both the Revolving Credit Facility and the Term Loan during 2024 in relation to sustainability adjustment features embedded in these facilities as the Company has met its sustainability performance targets for fiscal year 2022 and 2023.
Credit Risk
The Company is subject to credit risk resulting from nonpayment or nonperformance by, or the insolvency or liquidation of, third-party customers. Any increase in nonpayment and nonperformance by, or the insolvency or liquidation of, the Company’s customers could adversely affect the Company’s results of operations.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of September 30, 2024, pursuant to Rule 13a-15(b) of the Exchange Act, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting and Administrative Officer, who serves as the principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Accounting and Administrative Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of September 30, 2024.
The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms of the SEC. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure.
As disclosed in Note—2 Business Combinations in the Notes to Condensed Consolidated Financial Statements, we acquired Durango on June 24, 2024, and its total revenues constituted approximately 4% of total revenues as shown on our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024. Durango’s total assets constituted approximately 13% of total assets as shown on our Condensed Consolidated Balance Sheet as of September 30, 2024. We expect to exclude Durango’s internal control over financial reporting from the scope of management's assessment of the effectiveness of our disclosure controls and procedures for one year following the acquisition. As part of the Company’s ongoing integration activities, the Company’s financial reporting controls and procedures are in the process of incorporating the financial information of Durango. The Condensed Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q were prepared using certain information obtained from Durango’s separate, legacy systems.
Change in Internal Control over Financial Reporting
Except as described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2024, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There was no unregistered sale of equity securities or repurchase activities during the three months ended September 30, 2024.

ITEM 5. OTHER INFORMATION
Trading Arrangements
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).
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
We understand that BX disclosed the following in their most recent Quarterly report on Form 10-Q, and as of September 30, 2024, the Company is unaware of any changes to the relationship status between BX and Mundys S.p.A, therefore, the Company included BX’s disclosure of certain activities, transactions or dealings between BX and Iran.
Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934. Funds affiliated with Blackstone first invested in Mundys S.p.A. on November 18, 2022 in connection with the voluntary public tender offer by Schema Alfa S.p.A. for all of the shares of Mundys S.p.A., pursuant to which such funds obtained a minority non-controlling interest in Mundys S.p.A. Mundys S.p.A. owns and controls Aeroporti di Roma S.p.A. (“ADR”), an operator of airports in Italy including Leonardo da Vinci-Fiumicino Airport. Iran Air has historically operated periodic flights to and from Leonardo da Vinci-Fiumicino Airport as authorized, from time to time, by an aviation-related bilateral agreement between Italy and Iran, scheduled in compliance with European Regulation 95/93, and approved by the Italian Civil Aviation Authority. ADR, as airport operator, is under a mandatory obligation to provide airport services to all air carriers (including Iran Air) authorized by the applicable Italian authority. The relevant turnover attributable to these activities (whose consideration is calculated on the basis of general tariffs determined by such independent Italian authority) in the quarter ended September 30, 2024 was less than €100,000. Mundys S.p.A. does not track profits specifically attributable to these activities.

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
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Equity and Noncontrolling Interests and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

KINETIK HOLDINGS INC.

Dated:	November 7, 2024	/s/ Jamie Welch
Jamie Welch
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated:	November 7, 2024	/s/ Steven Stellato
Steven Stellato
Executive Vice President, Chief Accounting and Chief Administrative Officer
(Principal Financial Officer and Principal Accounting Officer)