Form 10-K
period 2024-12-31
Kinetik Holdings Inc.
filed 2025-03-03
CIK 1692787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2024
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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2024	$1,563,008,393
Number of shares of registrant’s Class A common stock, $0.0001 issued and outstanding as of February 21, 2025	60,078,190
Number of shares of registrant’s Class C common stock, $0.0001 issued and outstanding as of February 21, 2025	97,696,784
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
•Delaware Basin. Located on the western section of the Permian Basin. The Delaware Basin covers a 6.4M acre area
•EBITDA. Earnings before interest, taxes, depreciation, and amortization
•FASB. Financial Accounting Standards Board
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
•our ability to integrate operations or realize any anticipated benefits, savings or growth of business combinations. See Note 3 — Business Combination in the Notes to our Consolidated Financial Statements set forth in this Annual Report;
•general economic and political conditions, epidemics or pandemics and actions taken by third parties in response to such epidemics or pandemics, the impact of continued inflation, central bank policy actions, bank failures and associated liquidity risks; and
•other factors disclosed under Part I—Item 1A—Risk Factors, Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in this Annual Report.

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
•The third parties on whom the Company relies for transportation services from its processing facilities are subject to complex federal, state, and other laws that could adversely affect our financial condition and results of operations.
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

•Federal and state legislative and regulatory initiatives relating to pipeline safety, which are often subject to change, may result in more stringent regulations or enforcement and could subject the Company to increased operational costs, increased capital costs and potential operational delays.
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
•Legislation, executive orders and regulatory initiatives relating to climate change could have a material adverse effect on our business, demand for our services, financial condition, results of operations and cash flows, while potential physical effects of climate change could disrupt the Company’s operations, cause damage to its pipelines and other facilities and cause it to incur significant costs in preparing for or responding to those effects.
•Increasing attention to sustainability-related matters and conservation measures may adversely impact the Company’s business.
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
•Potential future sales pursuant to registration rights granted by the Company and under Rule 144 may depress the market price for our shares of Class A Common Stock
•The Company’s ability to return capital to stockholders through dividends and stock repurchases depends on its ability to generate sufficient cash flows, which it may not be able to accomplish.
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
•We cannot guarantee that our stock repurchase program will enhance long-term stockholder value.
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
v

PART I
ITEMS 1 and 2. BUSINESS AND PROPERTIES
Overview
We are an integrated midstream energy company in the Permian Basin providing comprehensive gathering, transportation, compression, processing and treating services. Our core capabilities include a variety of service offerings including natural gas gathering, transportation, compression, treating and processing; NGLs stabilization and transportation; produced water gathering and disposal; and crude oil gathering, stabilization, storage and transportation. We have approximately 2.2 Bcf/d cryogenic natural gas processing capacity strategically located across Texas and New Mexico. Such capacity will increase to 2.4 Bcf/d once the Kings Landing Project is completed in mid-2025. As measured by processing capacity, we are the fourth largest natural gas processor in the Delaware Basin and fourth largest across the entire Permian Basin. In addition, we have equity interests in three long-term contracted pipelines transporting natural gas, NGLs, and crude oil from the Permian Basin to the U.S. Gulf Coast.
Significant Transactions and Recent Developments
Permian Resources Midstream Assets Acquisition
On December 10, 2024, the Company announced it has entered into a definitive agreement with Permian Resources Corporation (“Permian Resources”) to acquire certain natural gas and crude oil gathering systems assets, primarily located in Reeves County, Texas, for $178.4 million of cash consideration (“Permian Resources Midstream Acquisition”). The Permian Resources Midstream Acquisition provides a multi-stream opportunity for natural gas gathering, compression and processing, as well as crude gathering services for the Company. The transaction closed in early January 2025 following satisfaction of customary closing conditions.
Epic Crude Holdings, LP (“EPIC”) Equity Interest
During the third quarter 2024, the Company consummated the Equity Sale and Purchase Agreement with Dos Rios Crude Intermediate LLC to purchase a 12.5% equity interest in EPIC. The acquisition of additional interest is accounted for as a business acquisition pursuant to ASC 805, Business Combination (“ASC 805”). After completion of the transaction, the Company owned a 27.5% equity interest in EPIC. EPIC has over 800 miles of pipeline connecting the Delaware and Midland Basins to the U.S. Gulf Coast and has a capacity of 625 MBbl/d. The Company’s original 15% investment in EPIC had no assigned value through the acquisition of Altus Midstream Company during 2022, so the company resumed accounting for the EPIC investment using the equity method of accounting upon the closing of the additional 12.5% interest. Refer to Note 7—Equity Method Investments in the Notes to our Consolidated Financial Statements in this Annual Report Form 10-K for further information.
Durango Acquisition
On June 24, 2024, the Company completed the acquisition of all of the membership interests of Durango Permian LLC and its wholly owned subsidiaries for an adjusted purchase price of approximately $785.7 million (“Durango Acquisition”). Refer to Note 3—Business Combinations in the Notes to our Consolidated Financial Statements in this Annual Report Form 10-K for further information.
The Durango Acquisition significantly expands our footprint into New Mexico and the Northern Delaware Basin, expanding our processing capacity by over 200 MMcf/d and doubling our existing gathering pipeline mileage. An additional 200 MMcf/d of processing capacity will be added upon completion of the Kings Landing Project.
Gulf Coast Express Pipeline (“GCX”) Divestiture
On June 4, 2024, the Company sold its 16% equity interest in GCX pursuant to the GCX Purchase Agreement for an adjusted purchase price of $524.4 million (the "GCX Sale"), including a $30.0 million earn out in cash upon the approval by the GCX Board of Directors of one or more capital projects that achieve certain capacity expansion criteria. Refer to Note 7—Equity Method Investments in the Notes to our Consolidated Financial Statements in this Annual Report Form 10-K for further information.

Accounts Receivable Securitization Facility
On April 2, 2024, Kinetik Receivables LLC (“Kinetik Receivables”), a bankruptcy remote special purpose entity formed as a direct subsidiary of Kinetik Holdings, LP, a Delaware limited partnership (the “Partnership”), which is a subsidiary of the Company, entered into an accounts receivable securitization facility with an initial facility limit of $150.0 million (the “A/R Facility”) with PNC Bank, as the administrative agent, and certain purchasers party thereto from time to time, which has a scheduled termination date of April 1, 2025. Refer to Note 8—Debt and Financing Costs in the Notes to our Consolidated Financial Statements in this Annual Report Form 10-K for further information.
Organizational Structure
The Company is a holding company, whose only significant assets are ownership of the non-economic general partner interest and an approximate 38% limited partner interest in the Partnership. As the owner of the non-economic general partner interest in the Partnership, the Company is responsible for all operational, management and administrative decisions related to and consolidates the results of the Partnership and its subsidiaries. The Company also owns equity interests in three Permian Basin pipelines that have access to various points along the U.S. Gulf Coast. The Company’s operations are strategically located in the heart of the Delaware Basin in the Permian and the Company’s operational headquarters is located at 303 Veterans Airpark Lane in Midland, Texas 79705. The Company’s corporate office is located at 2700 Post Oak Boulevard, Suite 300, Houston, Texas 77056. The following chart summarizes our organizational structure as of December 31, 2024. For simplicity, certain entities and ownership interests have not been depicted.

Kinetik Holdings Inc.
(NYSE: KNTK)
Kinetik Holdings
GP LLC
Term Loan
Credit Facility
Revolving
Credit Facility
2030 Notes
Kinetik Holdings LP
2028 Notes
A/R Facility
Midstream Logistics
Segment
Pipeline Transportation
Segment

Industry Overview
The following diagram illustrates the Company’s primary operations along the midstream value chain:

1
2
2
3
Crude Oil and Condensate to Sales
4
6
Natural Gas Liquids to Sales
Produced Water to
Saltwater Disposal Well
5
7
8
11
9
14a
14b
10
12
14c
13
14d

Source Adapted from American Gas Association and EPA Natural Gas STAR Program

Production
1. Drilling and Well Completion
2. Producing Wells

Gas Gathering & Compression
3. Gathering Lines
4. Compressor Stations

Gas Processing & Treating
5. Amine Treating
6. Gas Processing Plant

Transmission & Storage
7. Natural Gas Liquids Pipelines
8. Residue Gas Compressor Stations
9. Residue Gas Pipelines
10. Underground Storage
11. LNG Import/Export

Distribution
12. Distribution Mains
13. LNG Peak Shaving Storage
14. Regulators and Meters for:
    a. City Gate
    b. Large Volume Customers
    c. Residential Customers
    d. Commercial Customers

The midstream industry is the link between the exploration and production of natural gas and crude oil and condensate and the delivery of its salable commodity components to end-user markets. The midstream industry is generally characterized by regional competition based on the proximity of gathering systems and processing plants to natural gas and crude oil and condensate producing wells.
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
Gas Gathering and Processing
The Midstream Logistics segment provides gas gathering and processing services with over 3,900 miles of low and high-pressure steel pipeline located throughout the Delaware Basin, including over 2,300 miles of gas pipeline acquired through the Durango Acquisition. An additional 214 miles of gathering pipeline was added to our system through the Permian Resources Midstream Acquisition closed during January 2025. Gas processing assets are centralized at seven processing complexes with total cryogenic processing capacity of approximately 2.2 Bcf/d: Diamond Cryogenic complex (720 MMcf/d), the Pecos Bend complex (540 MMcf/d), the East Toyah complex (460 MMcf/d), the Pecos complex (260 MMcf/d), Maljamar ( 150 MMcf/d), Dagger Draw (75 MMcf/d) and the Sierra Grande complex (60 MMcf/d). Current residue gas outlets are the El Paso Natural Gas Pipeline, Energy Transfer Comanche Trail Pipeline and Transwestern Pipeline, ONEOK Roadrunner Pipeline, Whitewater Aqua Blanca Pipeline, Permian Highway Pipeline LLC (“PHP”), New Mexico Gas Company and the Company’s wholly owned and operated Delaware Link Pipeline. NGL outlets are Energy Transfer’s Lone Star NGL Pipeline, Targa’s Grand Prix

NGL Pipeline and Enterprise’s Shin Oak NGL Pipeline (“Shin Oak”), which are accessed through Kinetik NGL, our wholly owned and operated intrabasin NGL pipelines.
Crude Oil Gathering, Stabilization, and Storage Services
The Midstream Logistics segment provides crude oil gathering, stabilization and storage services throughout the Texas Delaware Basin. Crude gathering assets are centralized at the Caprock Stampede Terminal and the Pinnacle Sierra Grande Terminal. The system includes approximately 220 miles of gathering pipeline and 90,000 barrels of crude storage. The crude facilities have connections for takeaway transportation into Plains’s Central 285, North 285 and Wolfbone Ranch, and Plains Oryx’s Orla & Central Mentone and Energy Transfer’s Judith facilities. An additional 75 miles of gathering pipeline was added to our crude gathering assets through the Permian Resources Midstream Acquisition closed during January 2025.
Water Gathering and Disposal
In addition, the Midstream Logistics segment provides water gathering and disposal services through assets located in northern Reeves County, Texas. The system includes over 360 miles of gathering pipeline and approximately 580,000 barrels per day of permitted disposal capacity.
Pipeline Transportation
As of December 31, 2024, the Pipeline Transportation segment consists of three equity method investment (“EMI”) pipelines originating in the Permian Basin with various access points to the U.S. Gulf Coast, and our wholly owned and operated pipelines, Kinetik NGL and Delaware Link Pipelines. The pipelines transport crude oil, natural gas and NGLs within the Permian Basin and to the U.S. Gulf Coast. For a more in-depth discussion of the estimated capital resources, liquidity and timing associated with each EMI pipeline, please see Part IV, Item 15, Note 7—Equity Method Investments, set forth in this Annual Report.
Permian Highway Pipeline

The Company owns an approximately 55.5% equity interest in PHP, which is also owned and operated by Kinder Morgan Texas Pipeline, LLC (“Kinder Morgan”). PHP transports natural gas from the Waha area in northern Pecos County, Texas to the Katy, Texas area with connections to the U.S. Gulf Coast and Mexico markets. PHP was placed in service in January 2021, with the total capacity of 2.1 Bcf/d fully subscribed under long-term contracts. In December 2023, PHP’s expansion project was put into service and its total capacity was increased to 2.65 Bcf/d.
Breviloba, LLC
The Company owns a 33.0% equity interest in Shin Oak, which is owned by Breviloba, LLC (“Breviloba”), and operated by Enterprise Products Operating LLC. Shin Oak transports NGLs from the Permian Basin to Mont Belvieu, Texas. Shin Oak was placed in service during 2019, with total capacity of over 600 MBbl/d.
EPIC Crude Oil Pipeline
The Company owns a 27.5% equity interest in EPIC, which is operated by EPIC Consolidated Operations, LLC. EPIC transports crude oil from Orla, Texas in Northern Reeves County to the Port of Corpus Christi, Texas. EPIC has over 800 miles of pipeline connecting the Delaware and Midland Basins and has a capacity of 625 MBbl/d.
Kinetik NGL Pipelines
The Kinetik NGL Pipelines consist of approximately 96 miles of NGL pipelines connecting our East Toyah and Pecos complexes to Waha, including our 20-inch Dewpoint pipeline that spans 40 miles, and our 30 mile, 20-inch Brandywine Pipeline connecting to our Diamond Cryogenic complex. The Kinetik NGL pipeline system has a capacity that approximate 580 MBbl/d.
Delaware Link Pipeline
The Delaware Link Pipeline consists of approximately 40 miles of 30-inch diameter pipeline with a capacity of approximately 1.0 Bcf/d that provides additional transportation capacity to Waha. The project reached commercial in-service in October 2023.

The following table summarizes our ownership and capacity of properties in our Pipeline Transportation segment as of December 31, 2024:

Asset	Ownership Interest	Approximate Pipeline System Miles	Capacity
Pipeline Transportation
PHP	55.5%	435	2.65 Bcf/d
Breviloba	33.0%	668	600 MBbl/d
EPIC	27.5%	800	625 MBbl/d
Kinetik NGL Pipelines	100.0%	126	580 MBbl/d
Delaware Link Pipeline	100.0%	40	1.0 Bcf/d
Title to Properties and Permits
Certain pipelines connecting our facilities are constructed on rights-of-way granted by the apparent record owners of the property and in some instances these rights-of-way are revocable at the election of the grantor. In several instances, lands over which rights-of-way have been obtained could be subject to prior liens that have not been subordinated to the right-of-way grants. We have obtained permits from public authorities to cross over or under, or to lay pipelines in or along, watercourses, county roads, municipal streets and state highways and, in some instances, these permits are revocable at the election of the grantor. These permits may also be subject to renewal from time to time and we will generally seek renewal or arrange alternative means of transport through additional investment or commercial agreements. We have also obtained permits from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor’s election.
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
Human Capital
At Kinetik, we recognize that our employees are our greatest asset, and their success is our success, and as such, we strive to prioritize their well-being, engagement and professional growth. We also strive to retain top talent by fostering a culture that emphasizes health and safety, respect for employees and continuous development. As of December 31, 2024, we had approximately 460 employees. None of these employees are covered by collective bargaining agreements.
Health and Safety. The Company’s Environmental, Health and Safety (“EHS”) Management System lays out our requirements, processes, and guidelines for process safety and occupational health and safety. We dedicate a safety team, led by the Director of Health and Safety and supported by our VP of Operations Risk Management and Reliability, to oversee our health and safety program. Our focus on achieving zero incidents has led us to establish a robust health and safety program that transcends mere compliance, fostering a culture where safety is driven by intrinsic motivation. We utilize computer-based tools for tracking environmental impacts, managing safety and risks and monitoring key performance metrics. We set ambitious and measurable safety targets to support our commitment to the safety and well-being of our employees and those around us. In 2024, our Total Recordable Incident Rate was 0.75 and our Motor Vehicle Incident Rate was 1.36.
Through effective engagement, recognition and incentive programs, we aim to cultivate a culture of excellence that results in a more engaged and productive workforce. The Kinetik Employee Engagement Program (“KEEP”) gives employees a straightforward line of communication to report hazards, suggest improvements, or recognize coworkers. This initiative, rooted in the “See Something, Say Something” philosophy, promotes shared learning and operational excellence. In 2024, employees submitted 365 KEEP Cards, leading to 229 proactive risk mitigation actions.
In addition, we believe that a strong safety culture begins with a well-trained workforce. In 2024, our employees collectively completed over 18,000 hours of EHS-related training. Field-based employees averaged 45 hours of EHS training each, covering a variety of topics such as environmental compliance, Company EHS policies, OSHA regulations, driver safety and emergency response.
Cultivating an Empowered Workforce We are committed to cultivating an empowered workforce and believe that fostering a culture of appreciation empowers our workforce and inspires them to consistently deliver outstanding performance. We employ a mix of formal and informal recognition strategies, including monetary and non-monetary incentives that celebrate employee performance, service milestones and exceptional contributions in safety, compliance, innovation and teamwork. In October 2024, we contracted third-party providers to conduct our 2024 Engagement Survey in order to maximize our culture and leadership effectiveness. The results of the survey are to be discussed among the leadership team to reflect upon what we are doing right and where there may be gaps and opportunities for improvement. In 2024, we also conducted focus group interviews across key locations to gain deeper insights from our employees. These sessions provide more detailed feedback and guide our efforts to make Kinetik a world-class organization and employer of choice.
At Kinetik, we strive to ensure our employees are actively involved and embody Kinetik’s values every day. We involve our employees in a variety of initiatives, from volunteering at community events to participating in donation drives and celebrating special occasions together. We also believe that fostering an environment where all individuals feel valued, respected and included helps to ensure everyone can contribute to their fullest potential, leading to enhanced decision making, increased innovation, improved retention and overall success. Along with annually acknowledging our Code of Business Conduct (the “Code of Conduct”), as part of our ongoing commitment to equal employment opportunity, all employees are required to complete various training regarding our workplace policies.
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
The Company’s natural gas gathering facilities in Texas are subject to regulation by the TRRC under the Texas Utilities Code and the Texas Natural Resources Code in the same manner as described above for intrastate pipeline transportation facilities. The Company’s natural gas gathering pipeline system is also subject to ratable take and common purchaser statutes in Texas. The ratable take statute generally requires gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. Similarly, the common purchaser statute generally requires gatherers to purchase without undue discrimination as to source of supply or producer. These statutes are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply. In New Mexico, the Company’s natural gas gathering facilities are subject to regulation by numerous governmental agencies, including the New Mexico Public Regulation Commission (“NMPRC”).
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
PHMSA regularly revises its pipeline safety regulations. States are largely preempted by federal law from regulating pipeline safety for interstate lines but most are certified by the DOT to assume responsibility for enforcing federal intrastate pipeline regulations and inspection of intrastate pipelines. States may adopt stricter standards for intrastate pipelines than those imposed by the federal government for interstate lines; however, states vary considerably in their authority and capacity to address pipeline safety. State standards may include requirements for facility design and management in addition to requirements for pipelines. For example, the TRRC and NMPRC have adopted rules that require operators of natural gas and hazardous liquid gathering lines in rural areas to report accidents, conduct investigations and perform necessary corrective action. Due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, there can be no assurance that future compliance with PHMSA or state requirements will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
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
On March 15, 2023, the EPA announced finalization of its Good Neighbor Plan (the “Plan”) to reduce nitrogen oxide pollution from power plants and other industrial facilities from 23 upwind states which the EPA determined are significantly contributing to National Ambient Air Quality Standards (NAAQS) nonattainment and interfering with maintenance of the 2015 ozone NAAQS in downwind states. As part of the Plan, the EPA announced that it would be issuing further emissions controls from industrial sectors, including new and existing reciprocating internal combustion engines of a certain size used in pipeline transportation of natural gas. Beginning in 2026, the Plan will apply to all impacted engines unless compliance schedule extensions are granted by the EPA, determined on an engine-by-engine basis. The Plan, however, has been challenged in multiple federal courts, and the Supreme Court held oral arguments on the challenges to the rule in February 2024 (specifically, whether to freeze the Plan while litigation continues in the courts). In June 2024, the Supreme Court halted enforcement of the Plan while it is contested in the lower courts. Although a decision remains pending at this time and we cannot predict how the Court may ultimately rule. The Plan could have material financial impacts on our natural gas business in relation to the costs necessary to comply with the Plan, the timing of compliance, equipment shortages, potential operational disruptions, and the availability of and costs associated with the purchase of offsets.

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
Sustainability
Overview
The Company is committed to advancing a safer, cleaner, and more reliable energy future and believes that integrating environmental, safety, governance, and community considerations into our business decisions is essential to creating value for its stakeholders. In August 2024, the Company published its fiscal year 2023 Sustainability Report (“Report”). The Report focused on four key areas: Governance, Environment, People and Community Engagement.
Governance
The Kinetik Board consists of 11 Directors and is led by the Chairman of the Board and the Lead Independent Director. The Board exercises general supervision over the Company’s business, operations, strategy and risk management programs. To assist the Board in its oversight role, the Board’s committees consist of the Audit Committee, Compensation Committee and Governance and Sustainability Committee.
We firmly believe that commitment to an actionable sustainability strategy makes for a stronger, more resilient company and drives better performance. As such, we embed sustainability responsibilities throughout our organization by ensuring we have ownership and accountability at all levels. In both 2024 and 2023, our compensation program tied 20% of all salaried employees’ at-risk pay, including executives, to the achievement of specific sustainability goals, including those related to methane emissions and health and safety. The Governance and Sustainability Committee supported the Compensation Committee in establishing the specific parameters of the metrics.

In addition, the Company has developed an Enterprise Risk Management (“ERM”) program across all functional areas and mechanisms for identifying, prioritizing, and mitigating risks. We evaluate risks across the enterprise on a regular basis, examining the potential impact to our operating flexibility, along with the financial and reputational impact of such risks. Our Audit Committee of the Board has ultimate oversight over the ERM process, reviewing ongoing assessments of the company’s risk management processes and system of internal control. Our Executive Vice President, Chief Administrative Officer and Chief Accounting Officer has functional oversight over the Enterprise Risk function.
Furthermore, we are committed to conducting business in accordance with the highest ethical standards. Our Code of Conduct is designed to deter wrong-doing and promote honest and ethical conduct in every aspect of our business dealings. Our Code of Conduct details our policy regarding corruption, antitrust violations, insider dealings, gifts and entertainment, conflicts of interest, validity of financial information, amongst others. The Audit Committee is responsible for overseeing business ethics issues, and our General Counsel and Chief Compliance Officer oversees the day-to-day responsibilities for ethics and compliance. The Company also recognizes the importance of receiving, retaining and addressing concerns from our directors, officers, employees and other stakeholders seriously and expeditiously. We use a confidential third-party Ethics Hotline to enable anyone to report concerns. The Ethics Hotline is monitored by our Human Resources and Legal departments, as well as the Chair of the Audit Committee. Any critical concerns are communicated to the Audit Committee Chair immediately, and any other concerns are reported to the Audit Committee during quarterly meetings or as otherwise appropriate. In addition, all employees were required to complete Insider Trading and Anti-Bribery and Corruption training. In 2024, no critical concerns were reported.
Environmental Responsibility
The Company is committed to being a good steward of the environment and prioritizes climate change as a key issue. We are committed to contributing to global solutions by responsibly reducing the adverse environmental impact of our operations while pursuing economic growth and energy security. 100% of our debt capital structure is linked to sustainability performance, including performance targets related to GHG and methane emission intensity. The Company is in the process of gathering 2024 GHG emission data at the time this Annual Report on Form 10-K is filed with the SEC.
In line with our commitment, the Company not only complies with applicable federal, state, and local regulations but also actively engages in voluntary initiatives aimed at reducing GHG and criteria air emissions. Initiatives started in 2022 included:
•pneumatics upgrades;
•installation of electric compression;
•leak detection and repair (“LDAR”);
•advanced monitoring technologies;
•New Energy Ventures; and
•renewable energy and energy efficiency.
In 2023, we significantly advanced our efforts to reduce methane emissions by converting 3,742 natural gas-driven pneumatics and pumps to instrument air at seven compressor stations. These conversions reduced annual methane emissions from natural gas-driven pneumatics by approximately 50%. At the end of 2024, 68% of our gas plants and compressor stations were operating on instrument air. In 2024, we continued to expand our electric compression fleet, supported by a grant from the Texas Commission on Environmental Quality (“TCEQ”) and the Texas Emissions Reduction Plan (“TERP”) program's New Technology Implementation Grant (“NTIG”). We perform leak detection surveys through an independent third party to maintain thorough, unbiased inspections. We created an internal LDAR SWAT team to focus on improving the leak repair time, further minimizing emissions. We continue to leverage cutting-edge methane monitoring and detection technologies. Our operations and support teams are equipped with and trained to operate handheld leak detection devices. We also operate fixed continuous emissions monitoring cameras and sensor-based continuous emission technologies at strategic locations. In addition, we conduct regular aerial surveys of our facilities using Optical Gas Imaging (“OGI”) technology to provide high-resolution images of methane and volatile organic compounds. We elevated our decarbonization efforts by establishing the New Energy Ventures (“NEV”) team, who focuses on advancing emissions reduction through innovative technologies and other clean energy opportunities. In 2024, NEV partnered with Infinium in Project Roadrunner, which features a long-term agreement to supply CO2 from our Permian Basin operations for reuse in the production of ultra-low carbon eFuels. In addition, we received approval from the US Environmental Protection Agency (“EPA”) for the Monitoring, Reporting and Verification (“MRV”) Plan for three Class II Acid Gas Injection (“AGI”) wells at our Maljamar and Dagger Draw processing facilities, which were acquired through the Durango Acquisition. The MRV Plan enables the Company to economically benefit from sequestered carbon dioxide (“CO2”) through 45Q tax credits. We focus on reducing our Scope 2 GHG emissions through implementing energy efficiency measures and sourcing renewable energy.

While we use relatively insignificant amounts of water in our direct operations compared to upstream operations and other industries, we recognize the importance of conserving water in a water-scarce region and remain committed to minimizing our water consumption and strive to only use what is necessary. Through our partnership with the Oilfield Water Stewardship Council, we work with a community of peers to establish and standardize relevant performance metrics that support responsible water management and stewardship. We had no violations or penalties related to our Water Management program in 2024 and 2023.
Our Waste Management program, tailored for both of our gathering and processing operations and our produced water management operations, address the identification, characterization, disposition, reporting, and recordkeeping requirements of various waste streams generated during routine operations, general office/administrative tasks, facility maintenance, onsite corrective remediation actions, and excavation and construction activities. All wastes are evaluated to determine their characteristics and regulatory status as hazardous/non-hazardous, industrial, RCRA-exempt, or universal, and each category requires specific handling and disposal processes. We are committed to meeting our regulatory requirements. We had no violations or penalties related to our Waste Management program in 2024 and 2023.
At Kinetik, we are committed to responsibly constructing, maintaining and operating our facilities. Our Process Safety and Risk Management program and Pipeline Integrity Management program are designed to ensure the effective implementation of process safety and asset integrity practices. As part of our regulatory obligations, we subject ourselves to periodic process safety management audits required by OSHA. Furthermore, we undergo routine audits and inspections conducted by TRRC, NM PRC, and PHMSA, ensuring adherence to stringent safety and operational standards. In 2024, we underwent 13 pipeline integrity and safety audits and three process safety inspections by regulators, resulting in one immaterial regulatory penalty.
Our pipeline network spans over 4,500 miles. To ensure safe and efficient operations, we employ both risk-based and prescriptive inspection schedules for our pipeline systems. This schedule takes into account factors such as the potential for internal or external corrosion, soil erosion, adverse weather conditions, or the likelihood of damage from nearby construction activities. Spill prevention and control are fundamental to our operations and the community at large as we work to ensure the integrity of our pipelines and facilities and prevent any contamination of waterways or land. During the operation of our pipelines and facilities, we strictly adhere to spill prevention controls and have robust Spill Prevention, Control, and Countermeasure plans and Emergency Response Plans in place.
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
We take pride in being a responsible neighbor and a positive influence in the communities where we live and operate; as such, we continue to encourage our team to give back to the communities where they live and work, providing employees with eight hours of paid volunteer time each year. Volunteer hours totaled 421 and 533 hours in 2024 and 2023, respectively. We also made donations to various causes identified by our employees and our communities. We contributed over $1.9 million and $1.2 million to various initiatives in 2024 and 2023, respectively. To further show our commitment to communities where we live and operate, we made a significant commitment to support the Permian Strategic Partnership, joining forces to foster a better quality of life for Permian Basin residents. We also partner with Be A Resource (“BEAR”), a charitable organization dedicated to improving lives by offering hope and help for at-risk and CPS-involved children in the greater Houston area and are a sponsor of Texas’ Sponsor a Highway program, helping keep our interstates safe and beautiful.

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
We aim to develop a supply chain that aligns with our core values and sustainability and business objectives. Our Supplier Code of Conduct (“Supplier Code”) promotes responsible practices across our value chain, outlining expectations for ethics, compliance, safety, environmental stewardship, human rights and setting a benchmark for our suppliers to adhere to our high standards. To measure our suppliers against our standards, we utilize ISNetworld, a resource for connecting with safe, qualified contractors and suppliers. We also implemented sustainability focused measures into our Contractor Management program to gain valuable insights into our suppliers’ sustainability performance, which enable us to understand their sustainability practices and identify opportunities for improvement.
Available Information
The Company’s website is www.kinetik.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statements, Current Reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and other filings with the SEC are available at https://ir.kinetik.com/overview/default.aspx under the heading “Financials”—“SEC Filings”, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. These reports are also available on the SEC’s website at www.sec.gov. In addition to reports filed or furnished with the SEC, we publicly disclose material information from time to time in press releases, at annual meetings of shareholders, in publicly accessible conferences and investor presentations, and through our website. In addition, the Company’s Code of Conduct, Corporate Governance Guidelines, charters of the Audit Committee, Compensation Committee, Governance and Sustainability Committee, and other corporate governance materials are available on the Investor Relations section of the Company’s website. The information contained on the Company’s website as referenced in this report is not, and should not be deemed to be, part of or incorporated by reference into this report. Requests for a copy of any of the above-referenced reports and corporate governance documents may be directed in writing to: Investor Relations, Kinetik Holdings Inc., 2700 Post Oak Blvd, Suite 300 Houston, TX 77056 or by calling (713) 621-7330.

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
Because of the natural decline in production from existing wells, the Company’s success depends, in part, on its ability to maintain or increase throughput volumes on its midstream systems, which depends on its customers’ levels of development and completion activity on its dedicated acreage.
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
•Consolidation in the upstream and midstream sector and the resulting changes in the strategic importance customers assign to development in certain acreage or locations in the Delaware Basin as opposed to other areas, which could adversely affect the financial and operational resources devoted to development of their acreage dedicated to the Company;
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

•the costs of producing and ability to produce crude oil, natural gas and NGLs and the availability and costs of drilling rigs, pipeline transportation facilities and other equipment; and
•potential tariff to be imposed by the Trump Administration on crude oil, natural gas and NGLs and other imported supplies and equipment.
Due to these and other factors, even if reserves are known to exist in areas served by the Company’s midstream assets, producers may choose not to develop those reserves. If producers choose not to develop their reserves or they choose to slow their development rate in the Company’s areas of operation, utilization of its midstream systems will be below anticipated levels. Reductions in development activity, coupled with the natural decline in production from its current dedicated acreage, could materially reduce our revenue and affect adversely our business, financial condition, results of operations, and cash flows.
The acquisition or divestiture of businesses and assets is part of our strategy. We may experience difficulties completing acquisitions or divestitures or integrating new businesses and properties, and we may be unable to achieve the benefits we expect from the completed and any future acquisitions or divestitures.
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
We may not realize the anticipated operating advantages and cost savings associated with any acquisition. Integration of acquired businesses or assets involves a number of risks, including (i) the loss of key customers of the acquired business; (ii) demands on management related to the increase in our size; (iii) the diversion of management’s attention from the management of daily operations; (iv) difficulties in implementing or unanticipated costs of accounting, budgeting, reporting, internal controls and other systems; and (v) difficulties in the retention and assimilation of necessary employees.
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
The Company has ownership interests in several joint ventures, including the PHP, Breviloba and EPIC joint ventures, which were accounted for using the equity interest method, and it may enter into other joint venture arrangements in the future. While the Company owns equity interests and has certain voting rights with respect to its joint ventures and can exercise significant influence over the operating and financial policies of the entity, it does not act as operator of or control the joint ventures, each of which is operated by another joint venture partner. It may therefore be difficult or impossible for the Company to cause the joint venture to take actions that the Company believes would be in its or the relevant joint venture’s best interests. Moreover, joint venture arrangements involve various risks and uncertainties, such as committing the Company to fund operating and/or capital expenditures, the timing and amount of which the Company may not control, and which could materially and adversely affect its cash flows.
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
Environmental and Regulatory Risk Related to the Company
The Company operates in a highly regulated environment and its business and profitability could be adversely affected by actions by governmental entities, changes to current laws or regulations, or a failure to comply with laws or regulations.
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
PHMSA may revise these standards from time-to-time and additional future regulatory action expanding PHMSA’s jurisdiction and imposing stricter integrity management requirements is possible. The adoption of laws or regulations that apply more comprehensive or stringent safety standards could require the Company to install new or modified safety controls, pursue new capital projects or conduct maintenance programs on an accelerated basis, all of which could require the Company to incur increasing operating costs that may be significant. Further, should the Company fail to comply with PHMSA or comparable state regulations, it could be subject to substantial fines and penalties.

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
Legislation, executive orders and regulatory initiatives relating to climate change could have a material adverse effect on our business, demand for our services, financial condition, results of operations and cash flows, while potential physical effects of climate change could disrupt the Company’s operations, cause damage to its pipelines and other facilities and cause it to incur significant costs in preparing for or responding to those effects.
The adoption and implementation of any federal, regional or state legislation, executive actions, regulations or other regulatory and policy initiatives that impose more stringent standards for GHG emissions, restrict the areas in which the oil and gas industry may produce crude oil and natural gas or generate GHG emissions, increase scrutiny of environmental permitting or delay such permitting reviews, or require enhanced disclosure of such GHG emission and other climate-related information, could result in reduced demand for crude oil and natural gas, and thus our services, as well as increase our compliance costs. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions and climate change could impact our business, any such future laws and regulations could have a material adverse effect on our business, demand for our services, financial condition, results of operations and cash flows.
In addition, it should be noted that there are increasing risks to the Company’s operations resulting from the potential physical impacts of climate change, such as drought, wildfires, damage to infrastructure and resources from flooding, storms and other natural disasters, chronic shifts in temperature and precipitation patterns and other physical disruptions. One or more of these developments could materially and adversely affect the Company’s business, financial condition and results of operation.
Increasing attention to sustainability-related matters and conservation measures may adversely impact the Company’s business.
Increasing attention to climate change, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary sustainability disclosures and consumer demand for alternative forms of energy may result in increased costs, reduced demand for the Company’s products, reduced profits, increased investigations and litigation and negative impacts on the Company’s access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against the Company or its customers. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to the Company’s causation of or contribution to the asserted damage, or to other mitigating factors. While the Company may participate in various voluntary frameworks and certification programs to improve the sustainability profile of its operations and services, the Company cannot guarantee that such participation or certification will have the intended results on its sustainability profile.
While the Company may create and publish voluntary disclosures regarding goals, sustainability targets and other sustainability-related matters from time to time, many of the statements will be aspirational, based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith, and there is no guarantee that these goals or targets will be met within anticipated timelines. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single, uniformed approach to identifying, measuring, and reporting on many sustainability-related matters. The standards for tracking and reporting on sustainability-related matters are continuously evolving. Our choice of disclosure frameworks, designed to align with various voluntary reporting standards, may change from time to time, potentially resulting in a lack of comparative data from period to period. Furthermore, our interpretation of reporting standards may differ from that of others.
In addition, sustainability efforts related to employment practices and social initiatives are the subject of scrutiny by stakeholders, regulators and other third parties. In light of the sustainability-linked features governing certain of our debt agreements, among other factors, we cannot be certain of the impact of such regulatory, legal and other developments on our business. Further, recent executive orders by the Trump Administration have indicated that the U.S. government intends to encourage the private sector to terminate previously adopted diversity, equity and inclusion ("DEI") initiatives. In light of the sustainability-linked features governing certain of our indebtedness, among other factors, we cannot be certain of the impact of such orders on our business.
Risks Related to Ownership of Our Common Stock
Entities controlled by Blackstone and I Squared Capital are parties to the amended and restated stockholders agreement granting certain director designation rights and owning a majority of the Company’s outstanding voting shares and thus strongly influence all of the Company’s corporate actions.
We and each of Blackstone and I Squared Capital are party to the amended and restated stockholders agreement, dated October 21, 2021 and effective as of February 22, 2022, which entitles each of Blackstone and I Squared Capital to, among other things, certain director designation rights for so long as each holder continues beneficially own at least 10% of our Common Stock.
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
The Company has granted a number of its stockholders, including Blackstone and I Squared Capital, registration rights with respect to their shares of Class A Common Stock, including shares of Class A Common Stock issuable upon redemption of Common Units. In addition, under Rule 144 under the Securities Act, a person who has satisfied a minimum holding period of between six months and one year and any other applicable requirements of Rule 144, may thereafter sell such shares in transactions exempt from registration. A significant number of our currently issued and outstanding shares of Class A Common Stock held by existing stockholders, including officers and directors and other principal stockholders are currently eligible for resale pursuant to and in accordance with the provisions of Rule 144. The potential future sale of our shares by our existing stockholders, pursuant to and in accordance with the provisions of Rule 144, may have a depressive effect on the price of our shares of Class A Common Stock in the applicable trading marketplace.
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
The Company’s charter designates the “Court of Chancery” as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by its stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers, employees or agents.
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
Although inflation has moderated in 2024 with an annual average consumer price index (“CPI”) of 2.9% compared to that of 4.1% in 2023, the inflation rate has risen slightly during the fourth quarter in 2024. In addition, potential policy shifts in tariff, immigration, and fiscal policy with the Trump Administration might cause additional inflationary pressures to the economy. Moderated inflation has led to multiple interest rates cut by the U.S. Federal Reserve starting in September 2024; however, the slight rise in inflation during fourth quarter of 2024, consumer perception of potential tariffs to be imposed on imports and potential policy shifts by the Trump Administration continue to cast uncertainty to monetary policy. The U.S Federal Reserve decided to hold interest rates steady during its January 2025 Federal Open Market Committee (“FOMC”) meeting and gave little indication of what will come next for interest rates. Inflation pressure has resulted in and may result in additional increases to the costs of the Company’s services and personnel, which in turn cause the Company’s capital expenditures and operating costs to rise and impact the Company’s financial and operating results adversely.
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
The Company’s technologies, systems, networks, and those of its business partners may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of its business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. A cyber incident involving the Company’s information systems and related infrastructure, or that of its business service providers, could disrupt its business plans and negatively impact its operations.
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
The Board’s Oversight and Management’s Role
Our Board has delegated the responsibility for overseeing cybersecurity risk. Our Audit Committee oversees management’s assessment and management of cybersecurity risk. Our Senior IT Director, who reports to our Executive Vice President, Chief Administrative and Accounting Officer, leads the Information Technology team, is a member of our management-level Cybersecurity Governance Committee and management-level Cybersecurity Risk Committee and manages our information technology and cybersecurity function.
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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s Class A Common Stock is traded on the NYSE under the symbol “KNTK”.
On February 21, 2025, the Class A Common Stock had a closing price of $59.03.
Holders
On February 21, 2025, there were 191 holders of record of the Company’s Class A Common Stock and eight holders of record of the Company’s Class C Common Stock, par value $0.0001 per share (“Class C Common Stock”).
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
Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
In February 2023, the Board approved a stock repurchase program (“Repurchase Program”), authorizing discretionary purchases of the Company’s Class A Common Stock up to $100.0 million in the aggregate. The Repurchase Program allowed us to reduce dilution and potentially acquire shares at levels that we believe do not reflect the fundamental earnings power of the Company. Repurchases may be made at management’s discretion from time-to-time throughout the year, in accordance with applicable securities laws on the open market, a trading plan, or through privately negotiated transactions.
Except as already disclosed in the Company’s Current Report on From 8-K dated May 13, 2024, there were no repurchase activities during the three and twelve months ended December 31, 2024.
For more information regarding the non-deductible 1% U.S. federal excise tax imposed on certain repurchases of stock by publicly traded U.S. corporations, please refer to Part I—Item 1A Risk Factors—Risks Related to Ownership of our Common Stock.

Performance Graph
The graph and table below compares the Company’s cumulative return to holders of its common stock, the NASDAQ Composite Index, the NYSE Composite Index and the Alerian U.S. Midstream Energy Index during the period beginning on December 31, 2019 and ending on December 31, 2024. The NASDAQ Composite Index was included here as the Company’s Class A Common Stock was traded on NASDAQ prior to switching to NYSE in October 2022. In accordance with SEC rules, the performance graph presents both the indices used in the previous year and the newly selected index. The performance graph was prepared based on the following assumptions: (i) $100 was invested in our Class A Common Stock and in each of the indices at the beginning of the period, and (ii) dividends were reinvested on the relevant payment dates. The stock price performance included in this graph is historical and not necessarily indicative of future stock price performance.
COMPARISON CUMULATIVE TOTAL RETURN(1)(2)
Among Kinetik Holdings Inc., the NYSE Composite Index, the Nasdaq Composite Index and the Alerian US Midstream Energy Index

$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
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
(2)$100 invested on 12/31/2019 in index, including reinvestment of dividends.

	December 31,
	2019	2020	2021	2022	2023	2024

Kinetik Holdings Inc	$100.00	$82.95	$118.28	$135.91	$137.22	$251.27
NYSE Composite Index	100.00	144.92	177.06	119.45	172.77	223.87
Nasdaq Composite Index	100.00	106.99	129.11	117.04	133.16	154.19
Alerian US Midstream Energy Index	100.00	75.04	108.82	140.99	168.00	253.24

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report, and the risk factors and related information set forth in Part I, Item 1A and Part II, Item 7A of this Annual Report. This section of this Annual Report generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are omitted in this Annual Report are incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 5, 2024.
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

Significant Business Combinations
On February 22, 2022, (“the Altus Closing Date”), Kinetik Holdings Inc., a Delaware corporation (formerly known as Altus Midstream Company), consummated the business combination transactions contemplated by the Contribution Agreement, dated as of October 21, 2021 (the “Contribution Agreement”), by and among the Company, Altus Midstream LP (now known as Kinetik Holdings LP, the “Partnership”), a Delaware limited partnership and subsidiary of Altus Midstream Company. New BCP Raptor Holdco, LLC, a Delaware limited liability company, and BCP. The transactions contemplated by the Contribution Agreement are referred to herein as the “Altus Acquisition.” In connection with the closing of the transaction, the Company changed its name from “Altus Midstream Company” to “Kinetik Holdings Inc.” Upon closing of the business combination, BCP and its subsidiaries became wholly owned subsidiaries of the Partnership. The Altus Acquisition was accounted for as a reverse merger pursuant to ASC 805.
On June 24, 2024 (the “Durango Closing Date”), the Company consummated the previously announced transaction contemplated by the Membership Interest Purchase Agreement (the “Durango MIPA”), dated May 9, 2024, by and between the Company, the Partnership, and Durango Midstream LLC, an affiliate of Morgan Stanley Equity Partners (the “Durango Seller”), pursuant to which the Partnership purchased all of the membership interests of Durango Permian LLC and its wholly owned subsidiaries (“Durango”) from Durango Seller (“Durango Acquisition”). The Durango Acquisition was accounted for as a business combination in accordance with ASC 805. Refer to Note 3—Business Combination in the Notes to the Consolidated Financial Statements in this Annual Report for further information regarding the Durango Acquisition.
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
Midstream Logistics
Gas Gathering and Processing. The Midstream Logistics segment provides gas gathering and processing services with over 3,900 miles of low and high-pressure steel pipeline located throughout the Delaware Basin, including over 2,300 miles of gas pipeline acquired through the Durango Acquisition, and over 570,000 horsepower of compression capacity. An additional 214 miles of gathering pipeline was added to our system through the Permian Resources Midstream Acquisition closed during January 2025. Gas processing assets are centralized at seven processing complexes with system-wide front-end amine treating capability, 6.5 MMcf/d AGI capacity and total cryogenic processing capacity of approximately 2.2 Bcf/d as of today and over 2.4 BCF/d once the Kings Landing Project is complete in mid-2025.
Crude Oil Gathering, Stabilization and Storage Services. Crude gathering assets are centralized at the Caprock Stampede Terminal and the Pinnacle Sierra Grande Terminal. The system includes approximately 220 miles of gathering pipeline and 90,000 barrels of crude storage. An additional 75 miles of gathering pipeline was added to our crude gathering assets through the Permian Resources Midstream Acquisition closed during January 2025.
Water Gathering and Disposal. The system includes over 360 miles of gathering pipeline and approximately 580,000 barrels per day of permitted disposal capacity.
Pipeline Transportation
EMI pipelines. The Company owns the following equity interests in three EMI pipelines in the Permian Basin with access to various points along the U.S. Gulf Coast: 1) an approximate 55.5% equity interest in Permian Highway Pipeline LLC (“PHP”), which is also owned and operated by Kinder Morgan; 2) 33.0% equity interest in Shin Oak, which is owned by Breviloba, LLC, and operated by Enterprise Products Operating LLC; and 3) 27.5% equity interest in Epic Crude Holdings, LP (“EPIC”), which is operated by EPIC Consolidated Operations, LLC. The increase of equity interest in EPIC was related to the purchase of an additional 12.5% equity interest from a third party in July 2024.
Kinetik NGL Pipelines. The Kinetik NGL Pipelines consist of approximately 96 miles of NGL pipelines connecting our East Toyah and Pecos complexes to Waha, including our 20-inch Dewpoint pipeline that spans 40 miles, and our 30 mile, 20-inch Brandywine Pipeline connecting to our Diamond Cryogenic complex. The Kinetik NGL pipeline system has a capacity approximate 580 MBbl/d.
Delaware Link Pipeline. The Delaware Link Pipeline consists of approximately 40 miles of 30-inch diameter pipeline with a capacity of approximately 1.0 Bcf/d that provides additional transportation capacity to Waha. The project reached commercial in-service in October 2023.
Recent Developments
Permian Resources Midstream Assets Acquisition
On December 10, 2024, the Company announced it has entered into a definitive agreement with Permian Resources to acquire certain natural gas and crude oil gathering systems assets, primarily located in Reeves County, Texas, for $178.4 million of cash consideration. The Permian Resources Midstream Acquisition provides a multi-stream opportunity for natural gas gathering, compression and processing, as well as crude gathering services for the Company. The transaction closed in early January 2025 following satisfaction of customary closing conditions.
EPIC Equity Interest
During the third quarter of 2024, the Company consummated the Equity Sale and Purchase Agreement with Dos Rios Crude Intermediate LLC to purchase a 12.5% of equity interest in EPIC. The acquisition of additional interest is accounted for as a business acquisition pursuant to ASC 805. After completion of the transaction, the Company owned a 27.5% equity interest in EPIC. EPIC has over 800 miles of pipeline connecting the Delaware and Midland Basins to the U.S. Gulf Coast and has a capacity of 625 MBbl/d.

Durango Acquisition
On June 24, 2024, the Company consummated the previously announced Durango Acquisition for an adjusted purchase price of approximately $785.7 million, consisting of (i) $358.0 million of cash consideration paid at closing, (ii) approximately 3.8 million shares of Class C Common Stock and an equivalent number of common units in the Partnership (“OpCo Units”), issued at closing and (iii) approximately 7.7 million shares of Class C Common Stock and an equivalent number of OpCo Units to be issued on July 1, 2025. Durango Seller is also entitled to an earn out of up to $75.0 million in cash contingent upon the completion and placing into service of the Kings Landing Project in Eddy County, New Mexico, which is currently under construction. This earn out is subject to reduction based on actual capital costs associated with the Kings Landing Project. This transaction was accounted for as a business combination pursuant to ASC 805. Refer to Note 3—Business Combinations in the Notes to our Consolidated Financial Statements in this Annual Report for further information.
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
A/R Facility
On April 2, 2024, Kinetik Receivables, a bankruptcy remote special purpose entity formed as a direct subsidiary of the Partnership, which is a subsidiary of the Company entered into an A/R Facility with an initial facility limit of $150.0 million with PNC Bank, as the administrative agent, and certain purchasers party thereto from time to time, which has a scheduled termination date of April 1, 2025. Pursuant to the A/R Facility, the Company and certain of its subsidiaries continuously transfer receivables to Kinetik Receivables and Kinetik Receivables transfers receivables that meet certain qualifying conditions to third-party purchasers in exchange for cash. These receivables are held by Kinetik Receivables and are pledged to secure the collectability of the sold receivables. The amount available for borrowings at any one time under the A/R Facility is limited to an amount calculated based on the outstanding balance of eligible receivables sold to the purchasers, subject to certain reserves, concentration limits, and other limitations. As of December 31, 2024, eligible accounts receivable of $140.2 million was pledged to the A/R Facility as collateral and $9.8 million was available to be invested by the purchasers. The net proceeds of the A/R Facility were used, together with cash on hand, to repay a portion of the outstanding borrowings under the existing term loan credit facility (the “Term Loan Credit Facility”), lowering the remaining balance to $1.0 billion. As a result, the maturity of the Term Loan Credit Facility extended to December 8, 2026.
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
Factors Affecting Our Business
Commodity Price Volatility
There has been, and we believe there will continue to be, volatility in commodity prices and in the relationships among NGLs, crude oil and natural gas prices. As a result of uncertainty around global commodity supply and demand, global geopolitical conflicts, foreign and trade policies with the new U.S. presidential administration, as well as the ongoing armed conflict in Ukraine, global oil and natural gas commodity prices continue to remain volatile. The volatility and uncertainty of natural gas, crude oil and NGL prices impact drilling, completion and other investment decisions by producers and ultimately supply to our systems. Although ongoing armed conflicts might generate commodity price upward pressure, and our operations could benefit in an environment of higher natural gas, NGLs and condensate prices, the instability of the international political environment and human and economic hardship resulting from the conflicts would have a highly uncertain impact on the U.S. economy, which in turn, might affect our business and operations adversely. Our product sales revenue is exposed to commodity price fluctuations. Therefore, commodity price decline and sustained periods of low natural gas and NGL prices could have an adverse effect on our product revenue stream. The Company continues to monitor commodity prices closely and may enter into commodity price hedges from time to time as necessary to mitigate the volatility risk. In addition, the Company, when economically appropriate, enters into fee-based arrangements that insulate the Company from commodity price volatility.
Inflation and Interest Rates
The annual rate of inflation in the U.S. was 3.00% in January 2025 as measured by the Consumer Price Index. In light of the recent economic activity, unemployment level and uncertainty in policy making with the Trump Administration, the FOMC decided to maintain the target range for the federal funds rate at 4.25% - 4.50% during its meeting in January 2025. During the meeting, the FOMC noted that the economic outlook is uncertain and the Committee is attentive to the risks to both sides of its dual mandate and is strongly committed to supporting maximum employment and returning inflation to its 2.00% objective. If interest rates elevated beyond the term of our hedges, our financing cost will increase and could have a negative impact on the Company’s ability to meet its contractual debt obligations and to fund its operating expenses and capital expenditures. The Company will continue to monitor the FOMC’s monetary policy and interest rate movement. Refer to Note 13—Derivatives and Hedging Activities in the Notes to Consolidated Financial Statements in this Annual Report for additional discussion regarding our hedging strategies and objectives for interest rate risk.

Results of Operations

The following table presents the Company’s results of operations for the periods presented:

	Year Ended December 31,
	2024	2023	% Change

	(In thousands, except percentages)
Operating revenues:
Service revenue	$408,000	$417,751	(2)%
Product revenue	1,062,986	822,410	29%
Other revenue	11,943	16,251	(27)%
Total operating revenues	1,482,929	1,256,412	18%
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization expenses)*	620,618	515,721	20%
Operating expenses	195,970	161,520	21%
Ad valorem taxes	24,714	21,622	14%
General and administrative expenses	134,157	97,906	37%
Depreciation and amortization expenses	324,197	280,986	15%
Loss on disposal of assets, net	4,040	19,402	(79)%
Total operating costs and expenses	1,303,696	1,097,157	19%
Operating income	179,233	159,255	13%
Other income (expense):
Interest and other income	2,802	2,004	40%
Loss on debt extinguishment	(525)	(1,876)	(72)%
Gain on sale of equity method investment	89,802	—	100%
Interest expense	(217,235)	(205,854)	6%
Equity in earnings of unconsolidated affiliates	213,191	200,015	7%
Total other income (expense), net	88,035	(5,711)	NM
Income before income taxes	267,268	153,544	74%
Income tax expense (benefit)	23,035	(232,908)	(110)%
Net income including noncontrolling interests	$244,233	$386,452	(37)%
*Cost of sales (exclusive of depreciation and amortization) is net of gas service revenues totaling $219.7 million and $148.3 million for the years ended December 31, 2024 and 2023, respectively, for certain volumes where we act as principal.
NM - Not meaningful
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Revenues
For the year ended December 31, 2024, revenue increased $226.5 million, or 18%, to $1,482.9 million, compared to $1,256.4 million for the same period in 2023. The increase was primarily driven by higher period-over-period product revenue due to increased natural gas residue volumes sold and increased gathered and processed gas volumes.
Service revenue
Service revenue consists of service fees paid to the Company by its customers for providing comprehensive gathering, treating, processing and water disposal services necessary to bring natural gas, NGLs and crude oil to market. Service revenue for the year ended December 31, 2024, decreased by $9.8 million, or 2%, to $408.0 million, compared to $417.8 million for the same period in 2023. The decrease was primarily driven by lower period-over-period gas gathering fees of $9.5 million. Total gathered and processed gas volumes increased 227.4 Mcf per day, or 13% and 189.9 Mcf per day, or 13%, respectively. Of the increase, Durango’s operations, on a six months basis, accounted for 105.8 Mcf per day and 98.2 Mcf per day of gathered and processed gas volumes, respectively. However, the total gathered and processed gas volumes where we function as the agent decreased period-over-period causing the change in net gas gathering fees presented as revenues to be down 3%. Over 98% of service revenues are included in the Midstream Logistics segment.

Product revenue
Product revenue consists of commodity sales (including condensate, natural gas residue and NGLs). Product revenue for the year ended December 31, 2024, increased by $240.6 million, or 29%, to $1,063.0 million, compared to $822.4 million for the same period in 2023, primarily due to period-over-period increases in natural gas residue sales volumes of 51.7 million MMBtu, or over 200% and NGL and condensate volumes sold of 2.0 million barrels, or 6%. The increase was also driven by a period-over-period increase in NGL prices of $0.62 per barrel, or 3% and condensate prices of $2.10 per barrel, or 3%. The overall increase was partially offset by a decrease in natural gas prices of $0.42 per MMBtu, or 24%. Product revenues are included entirely in the Midstream Logistics segment.
Operating Costs and Expenses
Costs of sales (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) primarily consists of purchases of NGLs and natural gas from our producers at contracted market prices to support product sales to other third parties. For the year ended December 31, 2024, cost of sales increased $104.9 million, or 20%, to $620.6 million, compared to $515.7 million for the same period in 2023. As discussed above, the increase was primarily driven by period-over-period increases in natural gas residue and NGL and condensate volumes sold, slightly offset by lower natural gas prices. More than 99% of the cost of sales (exclusive of depreciation and amortization) are included in the Midstream Logistics segment.
Operating expenses
Operating expenses increased by $34.5 million, or 21%, to $196.0 million for the year ended December 31, 2024, compared to $161.5 million for the same period in 2023. Of the total increase, $23.6 million was driven by Durango’s operations that were acquired during late June 2024. The remaining increase was primarily driven by increases in internal labor and repairs and maintenance totaling $10.7 million, which was related to the increased gathered and processed volumes during 2024. Over 98% of operating expenses are included in the Midstream Logistics segment.
General and administrative expenses
General and administrative expenses increased by $36.3 million, or 37% to $134.2 million for the year ended December 31, 2024, compared to $97.9 million for the same period in 2023. The increase was mainly driven by higher share-based compensation of $20.6 million primarily due to the 2024 STI bonus being paid via stock during December versus March for prior years and $9.1 million of integration and transaction costs associated with the 2024 Durango and EPIC transactions. The remaining increase primarily relates to higher internal labor expenses of $3.3 million related to the overall growth of the organization and payroll taxes on the aforementioned 2024 STI bonus, and higher insurance costs of $1.5 million primarily related to the Durango Acquisition as well as an incremental increase in insurance rates related to the legacy business.
Depreciation and amortization expenses
Depreciation and amortization expense increased by $43.2 million, or 15% to $324.2 million for the year ended December 31, 2024, compared to $281.0 million for the same period in 2023. Of the total increase, $25.5 million was driven by the Durango Acquisition that was completed during late June 2024. The remaining increase was driven by assets placed in service since the second half of 2023, including the Delaware Link Pipeline that was placed in service in October 2023 and the rich gas lateral into Lea County, New Mexico.
Loss on disposal of assets, net
Loss on disposal of asset, net decreased by $15.4 million, or 79% to $4.0 million for the year ended December 31, 2024, compared to $19.4 million for the same period in 2023. The decrease was mainly due to $14.9 million less asset write-offs of obsolete gathering and processing systems and facilities in 2024 compared to 2023.
Other Income (Expense)
Gain on sale of equity method investment
For the year ended December 31, 2024, we had gain on sale of equity method investment of $89.8 million compared to the same period in 2023 related to the GCX Sale consummated in the second quarter of 2024. There was no such gain in 2023.

Income taxes (benefit) expense
The Company recorded income tax expense of $23.0 million for the year ended December 31, 2024, compared to income tax benefit of $232.9 million for the same period in 2023. The increase was primarily due to the release of the valuation allowance on federal deferred tax assets during the fourth quarter of 2023 compared to the recognition of deferred federal income tax of $19.5 million for year ended December 31, 2024. As the Company achieved a three-year cumulative level of profitability as of December 31, 2024 and 2023, the Company concluded that it is more likely than not that its deferred tax assets will be realized and as such, no valuation allowance was recorded.

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

	For The Year Ended December 31,
	2024	2023	% Change

	(In thousands, except percentage)
Reconciliation of net income including noncontrolling interests to Adjusted EBITDA
Net income including noncontrolling interests	$244,233	$386,452	(37)%
Add back:
Interest expense	217,235	205,854	6%
Income tax (benefit) expense	23,035	(232,908)	(110)%
Depreciation and amortization expenses	324,197	280,986	15%
Amortization of contract costs	6,621	6,620	—%
Proportionate EMI EBITDA	346,666	306,072	13%
Share-based compensation	76,536	55,983	37%
Loss on disposal of assets, net	4,040	19,402	(79)%
Loss on debt extinguishment	525	1,876	(72)%
Commodity hedging unrealized loss	10,788	—	100%
Contingent liabilities fair value adjustment	200	—	100%
Integration costs	5,826	1,015	NM
Acquisition transaction costs	4,096	648	NM
Other one-time cost and amortization	12,101	11,901	2%
Deduct:
Interest income	1,988	677	194%
Warrant valuation adjustment	—	88	(100)%
Commodity hedging unrealized gain	—	4,291	(100)%
Gain on sale of equity method investment	89,802	—	100%
Equity income from unconsolidated affiliates	213,191	200,015	7%
Adjusted EBITDA	$971,118	$838,830	16%
NM - Not meaningful
Adjusted EBITDA increased by $132.3 million, or 16% to $971.1 million for the year ended December 31, 2024, compared to $838.8 million for the same period in 2023. As discussed in the Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Annual Report, $226.5 million of the increase was due to increased total operating revenues, partially offset by increased cost of sales (exclusive of depreciation and amortization) of $104.9 million and an increase in operating expenses, ad valorem taxes and general and administrative expenses totaling of $73.8 million. The increase was also driven by (i) higher proportionate EMI EBITDA of $40.6 million due to increased profitability at PHP related to expanded capacity that was placed into service starting in December 2023; (ii) an increase in the add back related to share-based compensation of $20.6 million primarily due to new RSUs and PSUs granted during 2024; (iii) an increase in the add back related to unrealized commodity hedging activities of $15.1 million; and (iv) an increase in the add back of integration and acquisition transaction costs of $8.3 million primarily due to the Durango Acquisition in 2024.
Segment Adjusted EBITDA
Segment Adjusted EBITDA is defined as segment net income including noncontrolling interests adjusted for taxes, depreciation and amortization, gain or loss on disposal of assets, the proportionate EBITDA from our EMI pipelines, equity income and gain from sale of investments recorded using the equity method, noncash increases and decreases related to hedging activities, fair value adjustments for contingent liabilities, integration and transaction costs and extraordinary losses and unusual or non-recurring charges The following table presents Segment Adjusted EBITDA. Also refer to Note 19—Segments in the Notes to our Consolidated Financial Statements in this Annual Report for reconciliation of segment adjusted EBITDA to Income before income taxes.

	For The Year Ended December 31,
	2024	2023	% Change

	(In thousands, except percentage)
Midstream Logistics	$614,883	$543,190	13%
Pipeline Transportation	377,550	311,106	21%
Corporate and Other*	(21,315)	(15,466)	38%
Total segment adjusted EBITDA	$971,118	$838,830	16%
* Corporate and Other represents those results that: (i) are not specifically attributable to a reportable segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense.
Midstream Logistics segment adjusted EBITDA increased by $71.7 million, or 13%, to $614.9 million for the year ended December 31, 2024, compared to $543.2 million for the same period in 2023. The increase was primarily due to the increased total operating revenue of $223.9 million, or 18%, partially offset by increases in cost of sales (exclusive of depreciation and amortization) of $106.6 million, or 21%, and operating expense and ad valorem taxes of $35.1 million or 19%. The reasons for the fluctuations are discussed in the Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Annual Report.
Pipeline Transportation segment adjusted EBITDA increased by $66.4 million, or 21%, to $377.6 million for the year ended December 31, 2024, compared to $311.1 million for the same period in 2023. The increase was primarily driven by higher proportionate EMI EBITDA of $40.6 million, or 13%, due to increased profitability at PHP related to expanded capacity that was placed into service starting in December 2023. The increase was also related to an increase in total operating revenue of $27.0 million, primarily related to the Delaware Link Pipeline that was placed in service in October 2023.

Contractual Obligations
We have contractual obligations for principal and interest payments on our 2028 Notes, 2030 Notes, the Term Loan Credit Facility, Revolving Credit Facility and A/R Facility. See Note 8—Debt and Financing Costs in the Notes to our Consolidated Financial Statements in this Annual Report.
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

Liquidity and Capital Resources
The Company’s primary use of capital since inception has been for the initial construction of gathering and processing assets, as well as the acquisitions of businesses and EMI pipelines and associated subsequent construction costs. For 2024, the Company’s primary spending requirements were related to the business acquisitions and other budgeted capital expenditures for construction and maintenance of gathering and processing assets, the Company’s contractual debt obligations and quarterly cash dividends. In addition, the Company may repurchase its Class A Common Stock pursuant to the Share Repurchase Program from time to time.
During the year ended December 31, 2024, the Company’s primary sources of cash were distributions from the EMI pipelines, borrowings under the Revolving Credit Facility and the A/R Facility, proceeds from the GCX Sale and cash generated from operations. Based on the Company’s current financial plan, the Company believes that cash from operations and distributions from the EMI pipelines, and remaining borrowing capacity on our credit facilities will generate cash flows in excess of capital expenditures and the amount required to fund the Company’s planned quarterly dividend over the next 12 months.

Long-term Financing
From time to time, we issue long-term debt. Our senior unsecured notes are fixed rate borrowings; however, we have some exposure to the risk of changes in interest rates, primarily as a result of the variable rate borrowings under the Revolving Credit Facility, the Term Loan Credit Facility and the A/R Facility. We use interest rate swaps to mitigate the impact of changes in interest rates on cash flows. See Note 13—Derivatives and Hedging Activities in the Notes to the Consolidated Financial Statements in this Annual Report for detailed discussion.
As of December 31, 2024, we had $800.0 million of our 6.625% senior unsecured notes due 2028 and $1.0 billion of our 5.875% senior unsecured notes due 2030 outstanding. The Term Loan Credit Facility and the Revolving Credit Facility, both with variable rates and maturing in 2026 and 2027, had outstanding borrowings of $1.00 billion and $590.0 million as of December 31,2024, respectively.
A/R Facility
On April 2, 2024, Kinetik Receivables, a bankruptcy remote special purpose entity formed as a direct subsidiary of the Partnership, which is a subsidiary of the Company, entered into an accounts receivable securitization facility with an initial facility limit of $150.0 million with PNC Bank, as the administrative agent, and certain purchasers party thereto from time to time, which has a scheduled termination date of April 1, 2025. As of December 31, 2024, we had outstanding borrowing under the A/R Facility of $140.2 million.
Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational regulations. During the year ended December 31, 2024 and 2023, capital spending for property, plant and equipment totaled $263.5 million and $312.9 million, respectively, intangible asset purchases of $12.3 million and $16.7 million, respectively, contributions to EMI totaled $3.3 million and $238.8 million, respectively, and paid net cash of $85.4 million to acquire additional equity interests in EPIC in second quarter 2024. In addition, the Company paid net cash of $341.2 million associated with the Durango Acquisition and net cash of $125.0 million to acquire midstream infrastructure assets through a business combination that closed in the first quarter 2023, see additional information in Note—3. Business Combinations in the Notes to the Consolidated Financial Statements in this Annual Report. Management believes its existing gathering, processing, and transmission infrastructure capacity is capable of fulfilling its contracts to service its customers. See Note 19—Segments in the Notes to the Consolidated Financial Statements in this Annual Report for capital expenditure for each operating segment.
The Company estimates 2025 capital expenditures of approximately $450.0 million to $540.0 million, which is slightly higher than 2024. This estimate reflects capital to complete the Kings Landing Project, including contingent liabilities due to Durango’s former owner, to continue the build out of the low- and high-pressure gathering system in Eddy County, New Mexico, to integrate the new gathering assets acquired through the Permian Resources Midstream Acquisition in Reeves County, and growth and maintenance capital across the existing Texas and New Mexico systems.
The Company anticipates its existing capital resources will be sufficient to fund the future capital expenditures for EMI pipelines and the Company’s existing infrastructure assets over the next 12 months. For further information on EMIs, refer to Note 7—Equity Method Investments in the Notes to our Consolidated Financial Statements in this Annual Report.
Cash Flows
The following tables present cash flows from operating, investing, and financing activities:

	For The Year Ended December 31,
	2024	2023

	(In thousands)
Cash provided by operating activities	$637,346	$584,480
Cash used in investing activities	$(176,887)	$(686,320)
Cash (used in) provided by financing activities	$(461,363)	$99,956

Operating Activities. Net cash provided by operating activities increased by $52.9 million for the year ended December 31, 2024 compared with the same period in 2023. The change in the operating cash flows reflected a decrease in net income including noncontrolling interests of $142.2 million, an increase in adjustments related to non-cash items of $234.4 million and a decrease in cash provided by changes in working capital of $39.3 million. Period-over-period increase in non-cash adjustments was primarily driven by a $252.9 million increase in deferred tax expense due to recognition of income tax expense from deferred tax assets in 2024 compared to the release of valuation allowance for deferred tax assets made in 2023, an increase in depreciation and amortization expense of $43.2 million compared with the same period in 2023 due to increase in property, plant and equipment acquired and put into service since second half of 2023, an increase in share-based compensation expense of $20.6 million compared with the same period in 2023 due to the 2024 STI bonus being paid in December for 2024 versus March in prior years, and an increase in distribution from unconsolidated affiliates of $17.5 million compared with the same period in 2023 driven by PHP’s expansion project. The increase was partially offset by gain from sale of all equity interest in GCX of $89.8 million, and a decrease in loss on disposal of assets of $15.4 million. Period-over-period changes in working capital were related to fluctuations in trade receivable and payable balances due to timing of collection and payments and fluctuations in accrued revenue and accrued purchases.
Investing Activities. Net cash used in investing activities decreased by $509.4 million for the year ended December 31, 2024 compared with the same period in 2023. The decrease was primarily driven by cash consideration received as a result of the GCX Sale of $524.4 million and a decrease of $235.5 million in contributions made to unconsolidated affiliates as PHP’s expansion project was completed and put into service in December 2023. The decrease was partially offset by the payment of net cash consideration of $341.2 million related to Durango Acquisition.
Financing Activities. Net cash used in financing activities totaled $461.4 million for the year ended December 31, 2024 compared with net cash provided by financing activities totaling $100.0 million in the same period in 2023. The $561.3 million change was primarily due to a net repayment of outstanding debt of $65.4 million made in 2024 compared to net proceeds of $187.8 million from the long-term debt and Revolving Credit Facility in 2023. Increase in cash outflow was also due to an increase of $313.9 million in cash dividends paid to Class A Common Stock shareholders and Class C Common Unit holders as the Reinvestment Agreement (as defined below) terminated in March 2024.
Dividend and Distribution Reinvestment Agreement
On February 22, 2022, the Company entered into a Dividend and Distribution Reinvestment Agreement (the “Reinvestment Agreement”) with certain stockholders including BCP Raptor Aggregator, LP, BX Permian Pipeline Aggregator, LP, Buzzard Midstream LLC, APA Corporation, Apache Midstream LLC and certain individuals (each, a “Reinvestment Holder”). Under the Reinvestment Agreement, each Reinvestment Holder was obligated to reinvest at least 20% of all distributions on common units representing limited partner interests in the Partnership (“Common Units”) or dividends on shares of Class A Common Stock in the Company’s Class A Common Stock. For the calendar year 2023, the Audit Committee resolved 100% of all distributions or dividends received by each Reinvestment Holder would be reinvested in shares of Class A Common Stock. The Reinvestment Agreement terminated automatically on March 8, 2024.
During 2024, the Company made cash dividend payments of $396.0 million to holders of Class A Common Stock and Common Units and $75.6 million was reinvested in shares of Class A Common Stock by the Reinvestment Holders.
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
During the year ended December 31, 2024, the Company did not repurchase any of its outstanding shares.
For more information regarding the non-deductible 1% U.S. federal excise tax imposed on certain repurchases of stock by publicly traded U.S. corporations, please refer to Part I—Item 1A Risk Factors—Risks Related to Ownership of our Common Stock.

Dividend
On January 22, 2025, the Company declared a cash dividend of $0.78 per share on the Company’s Class A Common Stock and a distribution of $0.78 per Common Unit from the Partnership to the holders of Common Units. Dividends are payable on February 12, 2025 to holders of record as of market close on February 3, 2025. As the context requires, dividends paid to holders of Class A Common Stock and distributions paid to holders of Common Units may be referred to collectively as “dividends.”
Liquidity
The following table presents a summary of the Company’s key financial indicators:

	December 31,
	2024	2023

	(In thousands)
Cash and cash equivalents	$3,606	$4,510
Total debt, net of unamortized deferred financing cost	$3,504,196	$3,562,809
Available committed borrowing capacity	$657,200	$643,400

Off-Balance Sheet Arrangements
As of December 31, 2024, there were no off-balance sheet arrangements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosure About Market Risk
The Company is exposed to various market risks, including the effects of adverse changes in commodity prices and credit risk as described below. The Company continually monitors its market risk exposure, including the impact of regional and international political instability, new U.S. presidential administration policies on various foreign and domestic issues and monetary policy addressing the interest rate and inflation trend, which continued to have significant impact on volatility and uncertainties in the financial markets.
Commodity Price Risk
The results of the Company’s operations may be affected by the market prices of oil, natural gas and NGLs. A portion of the Company’s revenue is directly tied to local crude, natural gas, NGLs and condensate prices in the Permian Basin and the U.S. Gulf Coast. Fluctuations in commodity prices also impact operating cost elements both directly and indirectly. For example, commodity prices directly impact costs such as power and fuel, which are expenses that increase or decrease in line with changes in commodity prices. Commodity prices also affect industry activity and demand, thus indirectly impacting the cost of items such as labor and equipment rentals. Management regularly reviews the Company’s potential exposure to commodity price risk and uses financial or physical arrangements to mitigate potential volatility. Refer to Note 13—Derivative and Hedging Activities in the Notes to our Consolidated Financial Statements in this Annual Report for additional discussion regarding our hedging strategies and objectives.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2024, the Company had interest bearing debt, net of deferred financing costs, with a principal amount of $3.50 billion. We are not exposed to changes in interest rates with respect to our senior unsecured notes due in 2028 and 2030 as these are fixed-rate obligations. The interest rates for the Revolving Credit Facility, the Term Loan Credit Facility and the A/R Facility are variable, which exposes the Company to the risk of increased interest expense in the event of increases to interest rates. Accordingly, results of operations, cash flows, financial condition and the ability to make cash distributions could be adversely affected by significant increases in interest rates. A 1.0% increase or decrease in interest rates would change our annualized interest expense by approximately $17.0 million for the Revolving Credit Facility, the Term Loan Credit Facility and the A/R Facility, based on our outstanding borrowings at December 31, 2024.
To mitigate interest rate risk exposure, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. As of December 31, 2024, the Company had two interest rate swap contracts with total notional amounts of $1.70 billion maturing on May 31, 2025 that pay a fixed rate ranging from 4.38% to 4.48% and four interest rate swap contracts with total notional amount of $0.30 billion maturing on December 31, 2025 that pays a fixed rate ranging from 3.02% to 4.06%. Refer to Note 13—Derivative and Hedging Activities in the Notes to our Consolidated Financial Statements in this Annual Report for additional discussion regarding our hedging strategies and objectives.
Credit Risk
The Company is subject to credit risk resulting from nonpayment or nonperformance by, or the insolvency or liquidation of, third-party customers. Any increase in nonpayment and nonperformance by, or the insolvency or liquidation of, the Company’s customers could adversely affect the Company’s results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary financial information required to be filed under this Item 8 are presented in Part IV, Item 15 of this Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

The Company’s Chief Executive Officer, President and Director, in his capacity as principal executive officer, and the Company’s Executive Vice President, Chief Accounting and Chief Administrative Officer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)) as of December 31, 2024, the end of the period covered by this Annual Report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
The Company periodically reviews the design and effectiveness of its disclosure controls, including compliance with various laws and regulations that apply to operations. The Company makes modifications to improve the design and effectiveness of its disclosure controls.
As disclosed in Note—3 Business Combinations in the Notes to Consolidated Financial Statements, we completed Durango Acquisition on June 24, 2024. Durango’s total revenues since its acquisition date constituted approximately 5% of total revenues as shown on our Consolidated Statements of Operations for the year ended December 31, 2024 and Durango’s total assets constituted approximately 13% of total assets as shown on our Consolidated Balance Sheet as of December 31, 2024. We excluded Durango’s internal control over financial reporting from the scope of management's assessment of the effectiveness of our disclosure controls and procedures for one year following the acquisition. As part of the Company’s ongoing integration activities, the Company’s financial reporting controls and procedures are in the process of incorporating the financial information of Durango. The Consolidated Financial Statements presented in this Annual Report on Form 10-K were prepared using certain information obtained from Durango’s separate, legacy systems.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The Management’s Report on Internal Control Over Financial Reporting is included on page F-1 in Part IV, Item 15 of this Annual Report and is incorporated herein by reference. Management concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm. See Attestation Report of Independent Registered Public Accounting Firm under Part IV, Item 15 of this Annual Report.
Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION
Departure of General Counsel
As previously announced, Todd Carpenter, General Counsel, Assistant Secretary and Chief Compliance Officer, retired from his position effective February 28, 2025. In connection with Mr. Carpenter’s departure, Lindsay Ellis, the Company’s Deputy General Counsel and Corporate Secretary, was appointed General Counsel and Chief Compliance Officer, effective February 26, 2025.
On February 28, 2025, the Company entered into a separation agreement and release agreement with Mr. Carpenter (the “Separation Agreement”). The Separation Agreement includes a one-time lump sum payment in the amount of $946,946, to be paid on the first payroll date that occurs on or after 45 days following his termination date. The Separation Agreement further provides that Mr. Carpenter’s outstanding and unvested equity awards previously granted under the Company’s long-term incentive plan shall continue to be eligible to vest (according to their terms), including in accordance with the terms of the Consulting Agreement (as defined below).
On February 28, 2025, Mr. Carpenter also entered into a consulting agreement with the Company (the “Consulting Agreement”) and will serve as a consultant to the Company through March 1, 2027 (the “Consulting Period”). During the Consulting Period, Mr. Carpenter will provide consulting services at a rate of $200,000 annually, payable in monthly installments, plus reimbursement of reasonable out-of-pocket business-related expenses. Mr. Carpenter shall continue to be eligible to vest in his unvested equity awards, with his service through the Consulting Period counting towards the vesting and payment of such awards. The Consulting Agreement can be terminated by either party on and after March 1, 2026. Upon termination by the Company without “cause” any unpaid consulting fees will be paid to Mr. Carpenter and all unvested awards will be accelerated in full. Mr. Carpenter has also agreed to customary confidentiality restrictions and restrictive covenants within the Consulting Agreement.
Trading Arrangements
During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).
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
We understand that Blackstone disclosed the following in its Annual Report, filed with the SEC on February 28, 2025:
Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934. Funds affiliated with Blackstone first invested in Mundys S.p.A. on November 18, 2022 in connection with the voluntary public tender offer by Schema Alfa S.p.A. for all of the shares of Mundys S.p.A., pursuant to which such funds obtained a minority non-controlling interest in Mundys S.p.A. Mundys S.p.A. owns and controls Aeroporti di Roma S.p.A. (“ADR”), an operator of airports in Italy including Leonardo da Vinci-Fiumicino Airport. Iran Air has historically operated periodic flights to and from Leonardo da Vinci-Fiumicino Airport as authorized, from time to time, by an aviation-related bilateral agreement between Italy and Iran, scheduled in compliance with European Regulation 95/93, and approved by the Italian Civil Aviation Authority. ADR, as airport operator, is under a mandatory obligation to provide airport services to all air carriers (including Iran Air) authorized by the applicable Italian authority. The relevant turnover attributable to these activities (whose consideration is calculated on the basis of general tariffs determined by such independent Italian authority) in the fiscal year ended December 31, 2024 was less than €210,000. Mundys S.p.A. does not track profits specifically attributable to these activities.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the captions “Election of Directors” and “Information About Our Executive Officers” in the proxy statement relating to the Company’s 2024 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed no later than 120 days after December 31, 2024, is incorporated herein by reference.
Code of Ethics
The Company is required to adopt a code of conduct for its directors, officers, and employees. The Board has adopted the Code of Business Conduct (the “Code of Conduct”), which was revised in August 2023. One can access the Company’s Code of Conduct the Investor - Governance page of the Company’s website at www.kinetik.com. Any stockholder who so requests may obtain a printed copy of the Code of Conduct without charge by submitting a request to the Company’s corporate secretary at the address on the cover of this Annual Report. Changes in and waivers to the Code of Conduct for the Company’s directors, chief executive officer, and certain senior financial officers will be posted on the Company’s website within four business days and maintained for at least 12 months. Information on the Company’s website or any other website is not incorporated by reference into, and does not constitute a part of, this Annual Report.

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

3.1	–	Third Amended and Restated Certificate of Incorporation of Kinetik Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2022).
3.2
Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Kinetik Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2023).

3.3	–	Amended and Restated Bylaws of Kinetik Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 28, 2022).
4.1		Description of Securities of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023).
4.2	–
Amended and Restated Stockholders Agreement, dated October 21, 2021, by and among APA Corporation, Apache Midstream LLC, Altus Midstream Company, New BCP Raptor Holdco, LLC, Raptor Aggregator, LP, BX Permian Pipeline Aggregator, LP, Buzzard Midstream LLC, and BCP Raptor Holdco, LP. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2022).

4.3	–
Second Amended and Restated Registration Rights Agreement, dated February 22, 2022, by and among Altus Midstream Company, Apache Midstream LLC, Raptor Aggregator, LP, BX Permian Pipeline Aggregator, LP, Buzzard Midstream LLC and the other holders party thereto. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 28, 2022).

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
4.8
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

10.14†	–	Form of Restricted Stock Unit Agreement (2024 VPs and Above) (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on March 5, 2024).
10.15†	–	Form of Performance Stock Unit Agreement (2024) (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed on March 5, 2024).
10.16†	–	Form of Restricted Stock Unit Agreement (2024 All Other Employees)(incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on March 5, 2024).

10.17†	–	Form of Restricted Stock Unit Agreement (2024 Directors) (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on March 5, 2024).
10.18†	–	Form of Deferred Stock Unit Agreement (2024 Directors) (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on March 5, 2024).
10.19†	–	Kinetik Holdings Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 5, 2024).
10.20†	–
Form of Participation Agreement pursuant to the Kinetik Holdings Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 5, 2024).

10.21***	–
Receivables Purchase Agreement, dated April 2, 2024, by and among Kinetik Receivables LLC, as the seller, Kinetik Holdings LP, a subsidiary of Kinetik Holdings Inc., as the servicer, PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as structuring agent, and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2024).

10.22***	–
Sale and Contribution Agreement, dated April 2, 2024, by and among Kinetik Holdings LP, a subsidiary of Kinetik Holdings Inc., Kinetik Receivables LLC and the originators party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 2, 2024).

10.23***	–
Purchase and Sale Agreement, dated as of May 9, 2024, by and among Kinetik GCX Pipe LLC, GCX Pipeline, LLC, solely for purposes of Section 6.7, Article X and Article XI, AL GCX Holdings, LLC and solely for purposes of Section 6.8, Article X and Article XI, Kinetik Holdings LP (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 13, 2024).

10.24***	–
Membership Interest Purchase Agreement, dated as of May 9, 2024, by and among Kinetik Holdings Inc., Kinetik Holdings LP and Durango Midstream, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2024).

10.25	–
Observer Rights Agreement, dated as of June 24, 2024, by and among Kinetik Holdings Inc., Kinetik Holdings LP and Durango Midstream LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 28, 2024).

10.26	–
Revolving Credit Agreement, dated June 8, 2022, by and among Kinetik Holdings LP and Bank of America, N.A., as administrative agent, and the banks and other financial institutions party thereto, as lenders (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on June 14, 2022).

10.27	–
Loan Credit Agreement, dated June 8, 2022, by and among Kinetik Holdings LP and PNC Bank, National Association, as administrative agent, and the banks and other financial institutions party thereto, as lenders (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Commission on June 14, 2022).

10.28	–
First Amendment to Loan Credit Agreement, dated December 6, 2023, by and among Kinetik Holdings LP, Kinetik Holdings Inc., PNC Bank, National Association, as administrative agent, and the banks and other financial institutions party thereto, as lenders (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Commission on December 6, 2023).

19.1*	–	Insider Trading Policy adopted February 26, 2025.
21.1*	–	Subsidiaries of the Company.
23.1*	–	Consent of KPMG LLP.
23.2*	–	Consent of KPMG LLP. relating to the financial statements of Permian Highway Pipeline LLC.
31.1*	–	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	–	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	–	Certification of the Principal Executive Officer required by 18 U.S.C. 1350.
32.2**	–	Certification of the Principal Financial Officer required by 18 U.S.C. 1350.
97.1		Kinetik Holdings Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed on March 5, 2024).
99.1*	–	Permian Highway Pipeline LLC audited financial statements as of December 31, 2024.
99.2*	–	Unaudited pro forma combined financial information for the year ended December 31, 2024.
101*	–
The following financial statements from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Equity and Noncontrolling Interests and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH*	–	Inline XBRL Taxonomy Schema Document.
101.CAL*	–	Inline XBRL Calculation Linkbase Document.
101.DEF*	–	Inline XBRL Definition Linkbase Document.
101.LAB*	–	Inline XBRL Label Linkbase Document.
101.PRE*	–	Inline XBRL Presentation Linkbase Document.
104*		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
** Furnished herewith
*** Schedules and exhibits to this Exhibit have been omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplemental a copy of any omitted schedule or exhibit to the SEC upon request.

† Management contracts or compensatory plans or arrangements required pursuant to Item 15 hereof.

ITEM 16. ANNUAL REPORT ON FORM 10-K SUMMARY
Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINETIK HOLDINGS INC.

Dated:	March 3, 2025	/s/ Jamie Welch
Jamie Welch
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated:	March 3, 2025	/s/ Steven Stellato
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

Name	Title	Date
/s/ Jamie Welch	Chief Executive Officer, President and Director	March 3, 2025
/s/ Steven Stellato	Executive Vice President, Chief Accounting and Chief Administrative Officer	March 3, 2025
/s/ David Foley	Chair	March 3, 2025
/s/ John Paul Munfa	Director	March 3, 2025
/s/ Karen Putterman	Director	March 3, 2025
/s/ Michael A. Kumar	Director	March 3, 2025
/s/ Jesse Krynak	Director	March 3, 2025
/s/ William Ordemann	Director	March 3, 2025
/s/ Laura Sugg	Director	March 3, 2025
/s/ Kevin McCarthy	Director	March 3, 2025
/s/ Mark Leland	Director	March 3, 2025
/s/ Deborah Byers	Director	March 3, 2025

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
On June 24, 2024, we completed the acquisition of Durango Permian LLC and its wholly owned subsidiaries (“Durango”). Durango’s total revenues since its acquisition date constituted approximately 5% of total revenues as shown on our Consolidated Statements of Operations for the year ended December 31, 2024 and Durango’s total assets constituted approximately 13% of total assets as shown on our Consolidated Balance Sheet as of December 31, 2024. As part of the Company’s ongoing integration activities, the Company’s financial reporting controls and procedures are in the process of incorporating the financial information of Durango. As permitted under the SEC rules, we have elected to exclude Durango’s internal control over financial reporting from management’s assessment of effectiveness of internal controls as of December 31, 2024.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2024.
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

/s/ Jake Loden
Jake Loden
Vice President Controller

Houston, Texas
March 3, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Kinetik Holdings Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kinetik Holdings Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in equity and noncontrolling interests, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of impairment indicators for long-lived assets
As discussed in Note 2 to the consolidated financial statements, the Company assesses property, plant, and equipment, net and intangible assets, net (collectively, long-lived assets) for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairments exist when the carrying value of a long-lived asset exceeds the total estimated undiscounted net cash flows from the future use and eventual disposition of the asset. The carrying value of property, plant, and equipment, net and intangible assets, net as of December 31, 2024, was $3.4 billion and $652.5 million, respectively.

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
March 3, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Kinetik Holdings Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Kinetik Holdings Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in equity and noncontrolling interests, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated March 3, 2025 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Durango Permian, LLC during 2024, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, Durango Permian, LLC’s internal control over financial reporting associated with approximately 13% of total assets and approximately 5% of total revenues is included in the consolidated financial statements of the Company as of and for the year ended December 31, 2024. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Durango Permian, LLC.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP
Houston, Texas
March 3, 2025

KINETIK HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023	2022(1)

	(In thousands, except per share data)
Operating revenues:
Service revenue	$408,000	$417,751	$393,954
Product revenue	1,062,986	822,410	806,353
Other revenue	11,943	16,251	13,183
Total operating revenues(2)	1,482,929	1,256,412	1,213,490
Operating costs and expenses:
Costs of sales (exclusive of depreciation and amortization expenses)(3)(4)	620,618	515,721	541,518
Operating expenses	195,970	161,520	137,289
Ad valorem taxes	24,714	21,622	16,970
General and administrative expenses	134,157	97,906	94,268
Depreciation and amortization expenses	324,197	280,986	260,345
Loss on disposal of assets, net	4,040	19,402	12,611
Total operating costs and expenses	1,303,696	1,097,157	1,063,001
Operating income	179,233	159,255	150,489
Other income (expense):
Interest and other income	2,802	2,004	489
Gain on redemption of mandatorily redeemable Preferred Units	—	—	9,580
Loss on debt extinguishment	(525)	(1,876)	(27,975)
Gain on sale of equity method investment	89,802	—	—
Gain on embedded derivative	—	—	89,050
Interest expense	(217,235)	(205,854)	(149,252)
Equity in earnings of unconsolidated affiliates	213,191	200,015	180,956
Total other income (expense), net	88,035	(5,711)	102,848
Income before income taxes	267,268	153,544	253,337
Income tax expense (benefit)	23,035	(232,908)	2,616
Net income including noncontrolling interests	244,233	386,452	250,721
Net income attributable to Preferred Unit limited partners	—	—	115,203
Net income attributable to common shareholders	244,233	386,452	135,518
Net income attributable to Common Unit limited partners	164,219	97,010	94,783
Net income attributable to Class A Common Stock Shareholders	$80,014	$289,442	$40,735

Net income attributable to Class A Common Shareholders per share
Basic	$1.03	$5.25	$1.47
Diluted	$1.02	$2.52	$1.47

Weighted-average shares(5)
Basic	59,284	51,823	41,630
Diluted	60,115	146,197	41,665
(1)The results of the legacy ALTM business are not included in the Company’s consolidated financials prior to February 22, 2022. Refer to Note 1—Description of Business and Basis of Presentation in the Notes to our Consolidated Financial Statements in this Annual Report for further information.
(2)Includes amounts of $17.2 million, $104.1 million, and $107.7 million associated with related parties for the years ended December 31, 2024, 2023, and 2022, respectively. Refer to Note 18—Related Party Transactions in the Notes to our Consolidated Financial Statements in this Annual Report for further information.
(3)Cost of sales (exclusive of depreciation and amortization) is net of gas service revenues totaling $219.7 million, $148.3 million and $70.4 million for the years ended December 31, 2024, 2023 and 2022, respectively, for certain volumes where we act as principal.
(4)Includes related party amounts of $58.5 million, $59.1 million, and $39.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. Refer to Note 18—Related Party Transactions in the Notes to our Consolidated Financial Statements in this Annual Report for further information.
(5)Share and per share amounts have been retrospectively restated to reflect the Company’s reverse stock split, which was effected June 8, 2022. Refer to Note 11—Equity and Warrants in the Notes to our Consolidated Financial Statements in this Annual Report for further information.

The accompanying notes are an integral part of the Consolidated Financial Statements.

KINETIK HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023

	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,606	$4,510
Accounts receivable, net of allowance for credit losses of $1,000 in 2024 and 2023(1)	111,940	215,721
Accounts receivable pledged	140,200	—
Derivative assets	2,308	7,812
Prepaid and other current assets	36,705	29,256
	294,759	257,299
NONCURRENT ASSETS:
Property, plant and equipment, net	3,433,864	2,743,227
Intangible assets, net	652,490	591,670
Derivative asset, non-current	65	165
Operating lease right-of-use assets	29,814	37,569
Deferred tax asset	203,996	235,627
Deferred charges and other assets	76,994	85,250
Investments in unconsolidated affiliates	2,117,878	2,540,989
Goodwill	5,077	5,077
	6,520,178	6,239,574
Total assets	$6,814,937	$6,496,873
LIABILITIES, NONCONTROLLING INTEREST, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,239	$34,000
Accrued expenses	186,714	177,421
Derivative liabilities	10,011	1,734
Current portion of operating lease liabilities	18,701	29,203
Current debt obligations	140,200	—
Other current liabilities	35,689	7,786
	418,554	250,144
NONCURRENT LIABILITIES
Long term debt, net	3,363,996	3,562,809
Contract liabilities	20,985	25,761
Operating lease liabilities	11,490	9,349
Derivative liabilities	1,937	5,363
Other liabilities	2,148	3,219
Deferred tax liabilities	16,761	13,244
	3,417,317	3,619,745
Total liabilities	3,835,871	3,869,889
COMMITMENTS AND CONTINGENCIES (NOTE 17)
Redeemable noncontrolling interest — Common Unit limited partners	5,955,662	3,157,807
EQUITY:
Class A Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 59,929,611 and 57,096,538 shares issued and outstanding at December 31, 2024 and 2023, respectively	6	6
Class C Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 97,783,034 and 94,089,038 shares issued and outstanding at December 31, 2024 and 2023, respectively	9	9
Deferred consideration	1	—
Additional paid-in capital	—	192,678
Accumulated deficit	(2,976,612)	(723,516)
Total equity	(2,976,596)	(530,823)
Total liabilities, noncontrolling interest, and equity	$6,814,937	$6,496,873
(1)Includes amounts of nil and $15.8 million associated with related parties as of December 31, 2024 and 2023, respectively. Refer to Note 18—Related Party Transactions in the Notes to our Consolidated Financial Statements in this Annual Report for further information.
The accompanying notes are an integral part of the Consolidated Financial Statements.

KINETIK HOLDINGS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023	2022

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$244,233	$386,452	$250,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	324,197	280,986	260,345
Amortization of deferred financing costs	7,438	6,194	9,569
Amortization of contract costs	6,621	6,620	1,807
Contingent liabilities fair value adjustment	200	—	(839)
Distributions from unconsolidated affiliate	289,992	272,490	256,764
Derivatives settlement	(7,258)	25,708	10,667
Derivative fair value adjustment	17,713	(33,671)	(95,501)
Warrants fair value adjustment	—	(88)	(133)
Gain on sale of equity method investment	(89,802)	—	—
Gain on redemption of mandatorily redeemable Preferred Units	—	—	(9,580)
Loss on disposal of assets, net	4,040	19,402	12,611
Equity in earnings from unconsolidated affiliates	(213,191)	(200,015)	(180,956)
Loss on debt extinguishment	525	1,876	27,975
Share-based compensation	76,536	55,983	42,780
Deferred income tax expense (benefit)	19,503	(233,400)	2,094
Changes in operating assets and liabilities:
Accounts receivable and pledged receivable	(7,033)	(12,131)	(8,329)
Other assets	8,000	(5,910)	(4,242)
Accounts payable	(40,849)	19,804	(1,598)
Accrued liabilities	(2,913)	(6,521)	38,672
Operating leases	(606)	701	179
Net cash provided by operating activities	637,346	584,480	613,006
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment expenditures	(263,544)	(312,860)	(206,160)
Intangible assets expenditures	(12,329)	(16,694)	(15,419)
Investments in unconsolidated affiliate	(3,273)	(238,803)	(78,171)
Net cash paid for acquisition of interest in unconsolidated affiliates	(85,417)	—	—
Distributions from unconsolidated affiliate	4,059	6,679	—
Cash proceeds from sale of equity method investment	524,390	—	—
Cash proceeds from disposals of assets	409	358	219
Net cash (paid for) acquired in acquisition	(341,182)	(125,000)	13,401
Net cash used in investing activities	(176,887)	(686,320)	(286,130)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under A/R Facility	156,000	—	—
Payments on A/R Facility	(15,800)	—	—
Proceeds from borrowings from long-term debt	—	800,000	3,000,000
Principal payments on long-term debt	(200,000)	(800,000)	(2,294,130)
Payments of debt issuance costs	(1,086)	(11,238)	(37,009)
Payments on debt discount, net	(500)	—	—
Proceeds from revolver	1,060,000	752,500	565,000
Payments on revolver	(1,064,000)	(553,500)	(879,000)
Redemption of mandatorily redeemable Preferred Units	—	—	(183,297)
Redemption of redeemable noncontrolling interest Preferred Units	—	—	(461,460)
Distributions paid to mandatorily redeemable Preferred Unit holders	—	—	(1,850)
Distributions paid to redeemable noncontrolling interest Preferred Unit limited partners	—	—	(6,937)

KINETIK HOLDINGS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended December 31,
	2024	2023	2022

	(In thousands)
Cash dividends paid to Class A Common Stock shareholders	(175,208)	(81,352)	(39,298)
Distributions paid to Class C Common Unit limited partners	(220,769)	(697)	(1,230)
Repurchase of Class A Common Stock	—	(5,757)	—
Net cash (used in) provided by financing activities	(461,363)	99,956	(339,211)
Net change in cash	$(904)	$(1,884)	$(12,335)

CASH, BEGINNING OF PERIOD	$4,510	$6,394	$18,729
CASH, END OF PERIOD	$3,606	$4,510	$6,394

SUPPLEMENTAL SCHEDULE OF INVESTING AND FINANCING ACTIVITIES
Cash paid for interest, net of amounts capitalized	$244,603	$207,700	$120,270
Cash paid for income taxes, net	$560	$480	$—
Property and equipment and intangible accruals in accounts payable and accrued liabilities	$21,094	$27,316	$17,274
Right-of-use obtained in exchange for lease liabilities	$43,682	$5,189	$7,059
Class A Common Stock issued through dividend and distribution reinvestment plan	$75,633	$352,060	$263,285

Fair value of assets acquired in Durango and ALTM Acquisition(1)	$875,244	$—	$2,444,450
Cash consideration paid	357,967	—	—
Class C Common Units issued in exchange	148,200	—	—
Class A Common Stock issued in exchange	—	—	1,013,745
Deferred consideration	275,000	—	—
Contingent consideration	4,500	—	—
Liabilities and mezzanine equity assumed	$89,577	$—	$1,430,705
(1)See Note 3—Business Combinations in the Notes to Consolidated Financial Statements for additional information regarding the Durango and ALTM Acquisition (as defined herein).

The accompanying notes are an integral part of the Consolidated Financial Statements.

KINETIK HOLDINGS INC. STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS

	Redeemable Noncontrolling Interest — Preferred Unit Limited Partners	Redeemable Noncontrolling Interest — Common Unit Limited Partner	Class A Common Stock		Class C Common Stock		Class C Common Stock Deferred Consideration		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Equity
			Shares(1)	Amount	Shares(1)	Amount	Shares(2)	Amount

	(In thousands)		(In thousands)

Balance at December 31, 2021	$—	$1,006,838	—	$—	100,000	$10	—	$—	$—	$—	$—	$10
ALTM acquisition	462,717	—	32,493	3	—	—	—	—	1,013,742	—	—	1,013,745
Distributions paid to Preferred Unit limited partners	(6,937)	—	—	—	—	—	—	—	—	—	—	—
Redemption of Preferred Units	(461,460)	—	—	—	—	—	—	—	—	—	—	—
Redemption of Common Units	—	(179,323)	5,730	1	(5,730)	(1)	—	—	179,323	—	—	179,323
Excess of carrying amount over Preferred Units redemption price	(109,523)	76,623	—	—	—	—	—	—	—	32,900	—	32,900
Issuance of common stock through dividend and distribution reinvestment plan	—	—	7,452	1	—	—	—	—	263,284	—	—	263,285
Share-based compensation	—	—	4	—	—	—	—	—	42,780	—	—	42,780
Step up in tax basis for Common Unit conversion	—	—	—	—	—	—	—	—	297	—	—	297
Remeasurement of contingent consideration	—	—	—	—	—	—	—	—	4,451	—	—	4,451
Net income	115,203	94,783	—	—	—	—	—	—	—	40,735	—	40,735
Change in redemption value of noncontrolling interests	—	2,325,918	—	—	—	—	—	—	(1,385,037)	(940,881)	—	(2,325,918)
Distributions paid to Common Units limited partners	—	(212,430)	—	—	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock $2.25 per share)	—	—	—	—	—	—	—	—	—	(91,383)	—	(91,383)
Balance at December 31, 2022	$—	$3,112,409	45,679	$5	94,270	$9	—	$—	$118,840	$(958,629)	$—	$(839,775)

KINETIK HOLDINGS INC. STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS (CONTINUED)

	Redeemable Noncontrolling Interest — Preferred Unit Limited Partners	Redeemable Noncontrolling Interest — Common Unit Limited Partner	Class A Common Stock		Class C Common Stock		Class C Common Stock Deferred Consideration		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Equity
			Shares(1)	Amount	Shares(1)	Amount	Shares(2)	Amount

	(In thousands)		(In thousands)
Balance at December 31, 2022	$—	$3,112,409	45,679	$5	94,270	$9	—	$—	$118,840	$(958,629)	$—	$(839,775)
Redemption of Common Units	—	(5,634)	181	—	(181)	—	—	—	5,634	—	—	5,634
Issuance of common stock through dividend and distribution reinvestment plan	—	—	11,215	1	—	—	—	—	352,059	—	—	352,060
Retirement of treasury stock	—	—	—	—	—	—	—	—	—	(5,757)	5,757	—
Repurchase of Class A Common Stock	—	—	(194)	—	—	—	—	—	—	—	(5,757)	(5,757)
Share-based compensation	—	—	216	—	—	—	—	—	55,983	—	—	55,983
Net income	—	97,010	—	—	—	—	—	—	—	289,442	—	289,442
Change in redemption value of noncontrolling interests	—	236,288	—	—	—	—	—	—	(339,838)	103,550	—	(236,288)
Distribution paid to Common Units limited partners	—	(282,266)	—	—	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($3.00 per share)	—	—	—	—	—	—	—	—	—	(152,122)	—	(152,122)
Balance at December 31, 2023	$—	$3,157,807	57,097	$6	94,089	$9	—	$—	$192,678	$(723,516)	$—	$(530,823)

KINETIK HOLDINGS INC. STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS (CONTINUED)

	Redeemable Noncontrolling Interest — Preferred Unit Limited Partners	Redeemable Noncontrolling Interest — Common Unit Limited Partner	Class A Common Stock		Class C Common Stock		Class C Common Stock Deferred Consideration		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Equity
			Shares(1)	Amount	Shares(1)	Amount	Shares(2)	Amount

	(In thousands)		(In thousands)
Balance at December 31, 2023	$—	$3,157,807	57,097	$6	94,089	$9	—	$—	$192,678	$(723,516)	$—	$(530,823)
Durango Acquisition	—	423,200	—	—	3,840	—	7,680	1	—	—	—	1
Redemption of Common Units	—	(5,060)	146	—	(146)	—	—	—	5,060	—	—	5,060
Issuance of common stock through dividend and distribution reinvestment plan	—	—	2,213	—	—	—	—	—	75,633	—	—	75,633
Share-based compensation	—	—	474	—	—	—	—	—	76,536	—	—	76,536
Net income	—	164,219	—	—	—	—	—	—	—	80,014	—	80,014
Change in redemption value of noncontrolling interests	—	2,506,075	—	—	—	—	—	—	(353,997)	(2,152,078)	—	(2,506,075)
Recognition of deferred tax asset	—	—	—	—	—	—	—	—	4,090	—	—	4,090
Distribution paid to Common Unit limited partners	—	(290,579)	—	—	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($3.03 per share)	—	—	—	—	—	—	—	—	—	(181,032)	—	(181,032)
Balance at December 31, 2024	$—	$5,955,662	59,930	$6	97,783	$9	7,680	$1	$—	$(2,976,612)	$—	$(2,976,596)
(1)Share amounts have been retrospectively restated to reflect the Company’s reverse stock split, which was effected June 8, 2022. Refer to Note 11—Equity and Warrants in the Notes to our Consolidated Financial Statements in this Annual Report for further information.
(2)Pursuant to the Durango MIPA (as defined herein), deferred consideration of 7.7 million shares of Class C Common Stock is to be issued on July 1, 2025. Fair value of the deferred consideration was included in the “Redeemable noncontrolling interest—Common Units limited partners” of the Consolidated Balance Sheets as of December 31, 2024.

The accompanying notes are an integral part of the Consolidated Financial Statements.

KINETIK HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Organization
Kinetik Holdings Inc, (the “Company”) is a holding company, whose only significant assets are ownership of the non-economic general partner interest and an approximate 38% limited partner interest in Kinetik Holdings LP, a Delaware limited partnership (the “Partnership”). As the owner of the non-economic general partner interest in the Partnership, the Company is responsible for all operational, management and administrative decisions related to, and consolidates the results of, the Partnership and its subsidiaries.
BCP Raptor Holdco, LP (“BCP”), the predecessor for accounting purposes of the Company, formerly known as Altus Midstream Company), was formed on April 25, 2017 as a Delaware limited partnership to acquire and develop midstream oil and gas assets.
On February 22, 2022 (the “Altus Closing Date”), the Company consummated the business combination transaction (the “Altus Acquisition”) contemplated by that certain Contribution Agreement, dated as of October 21, 2021 (the “Contribution Agreement”), by and among the Company, Altus Midstream LP (now known as Kinetik Holdings LP) (the “Partnership”), New BCP Raptor Holdco, LLC, a Delaware limited liability company (“Contributor”) and BCP. In connection with the closing of Altus Acquisition, the Company changed its name from “Altus Midstream Company” to “Kinetik Holdings Inc.”
On June 24, 2024, the Company consummated the previously announced transaction contemplated by the Membership Interest Purchase Agreement (the “Durango MIPA”), dated May 9, 2024, by and between the Company, the Partnership, and Durango Midstream LLC, an affiliate of Morgan Stanley Equity Partners (the “Durango Seller”), pursuant to which the Partnership purchased all of the membership interests of Durango Permian LLC and its wholly owned subsidiaries (“Durango”) from Durango Seller (“Durango Acquisition”). The Durango Acquisition allows the Company to further expand its footprint into New Mexico and across the Northern Delaware Basin.
Nature of Operations
Through its consolidated subsidiaries, the Company provides comprehensive gathering, produced water disposal, transportation, compression, processing and treating services necessary to bring natural gas, NGL and crude oil to market. Additionally, the Company owns two NGL pipelines and equity interests in three separate Permian Basin pipeline entities that have access to various markets along the U.S. Gulf Coast.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with GAAP. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations have been made and are of a recurring nature unless otherwise disclosed herein. All intercompany balances and transactions have been eliminated in consolidation.
During the year ended December 31, 2024, the Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) which has required prior periods to reflect the change in presentation. See Note 2—Summary of Significant Accounting Policies, Recent Accounting Pronouncements for further discussion.

In addition, the Company completed a two-for-one stock split on June 8, 2022 (the “Stock-Split”). All corresponding per-share and share amounts for periods prior to June 8, 2022 have been retrospectively restated in this Annual Report to reflect the two-for-one stock split, except for the number of common units representing limited partner interests in the Partnership (“Common Units”) and shares of the Company’s Class C Common Stock, par value $0.0001 per share (“Class C Common Stock”) described in relation to the Altus Acquisition in this Annual Report, which are presented at pre-Stock Split amounts. This presentation election is consistent with our previous public filings and the terms of the Contribution Agreement.

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
Segment Information
The Company applies FASB ASC 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer is the CODM. The Company has determined it has two operating segments: (1) Midstream Logistics and (2) Pipeline Transportation. During the year ended December 31, 2024, the Company adopted ASU 2023-07 and identified significant segment expenses that are provided to CODM on a regular basis. See Note 19—Segments in the Notes to our Consolidated Financial Statements in this Annual Report for further information.
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
d.Product sales contracts – Under these contracts, we sell natural gas, NGLs or condensate to third parties. These sales are presented gross within revenues and cost of sales or net within revenues depending on whether the Company acts as the principal or the agent in the sale transaction as discussed above.
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
Concentration Risk
All operations and efforts of the Company are focused in the oil and gas industry and are subject to the related risks of the industry. The Company’s assets are located in the Permian Basin, across Texas and New Mexico. Demand for the Company’s products and services may be influenced by various regional and global factors and may impact the value of the projects the Company is developing.
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

	For the Year Ended December 31,
	2024	2023	2022

	(In thousands)
Customer 1	$372,949	$205,079	$71,055
Customer 2	335,107	278,408	211,093
Customer 3	190,318	223,714	326,899
Customer 4	158,451	9,395	—
Others	426,104	539,816	604,443
Consolidated Operating Revenue	$1,482,929	$1,256,412	$1,213,490
As of December 31, 2024 and 2023, approximately 48% and 40%, respectively, of accounts receivable and accounts receivable pledged were derived from the above customers. All operating revenue derived from above customers are included in the Midstream Logistics segment.
Major Producers are defined as our producers who we gather natural gas, crude and/or produced water and process gas and dispose of produced water from and account for 10% or more of our cost of sales as presented in the consolidated financial statements. For the year ended December 31, 2024, approximately 59% of the Company’s cost of sales were derived from two producers. For the year ended December 31, 2023, approximately 60% of the Company’s cost of sales were derived from three producers. For the year ended December 31, 2022, approximately 87% of the Company’s cost of sales were derived from five producers. This concentration of producers may impact the Company's overall business risk, either positively or negatively, in that these entities may be similarly affected by changes in the economy or other conditions. We do not believe that a loss of revenues from any single customer would have a material adverse effect on our business, financial position, results of operations or cash flows.
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
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. These investments are carried at cost, which approximate fair value. As of December 31, 2024 and 2023, the Company had $3.6 million and $4.5 million, respectively, of cash and cash equivalents.
Accounts Receivable and Current Expected Credit Losses
Accounts receivable include billed and unbilled amounts due from customers for gas, NGLs and condensate sales, pipeline transportation, and gathering, processing and disposal fees, under normal trade terms, generally requiring payment within 30 days. The Company’s current expected credit losses are determined based upon reviews of individual accounts, existing economics, and other pertinent factors. The Company had an allowance for credit losses of $1.0 million as of December 31, 2024 and 2023.

Accounts Receivable Securitization Facility
Pursuant to ASC 860, Transfers and Servicing, accounts receivable that are sold or contributed by the Partnership to the special purpose vehicle are treated as collateral for borrowings under the third party A/R Facility (as defined below) and are included as “Accounts receivable pledged” within the Consolidated Balance Sheets. Proceeds from the transfer of the eligible accounts receivable under the third party A/R Facility are secured borrowings included as “Current debt obligations” within our Consolidated Balance Sheets. Proceeds and repayments under such facility are reflected as cash flows from financing activities in our Consolidated Statements of Cash Flows. See Note 8—Debt and Financing Costs for further discussion.
Gas Imbalance
Quantities of natural gas over-delivered or under-delivered related to imbalance agreements are recorded monthly as receivables or payables using weighted-average prices at the time of the imbalance. These imbalances are typically settled with deliveries of natural gas. We had imbalance receivables of $5.0 million and $1.3 million at December 31, 2024 and 2023, respectively, which are carried at the lower of cost or market value. We had no imbalance payables at December 31, 2024 and 2023. Imbalance receivables and imbalance payables are included in “Accounts Receivable” and “Accounts Payable”, respectively, on the Consolidated Balance Sheets.
Inventory
Other current assets include condensate, residue gas and NGL inventories that are valued at the lower of cost or net realizable value. At the end of each reporting period, the Company assesses the carrying value of inventory and makes any adjustments necessary to reduce the carrying value to the applicable net realizable value. Inventory was valued at $3.6 million and $3.1 million as of December 31, 2024 and 2023, respectively.
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

Estimated Useful Life
Buildings	30 years
Gathering and processing systems and facilities	20 years
Furniture and fixtures	5 years
Vehicles	5 years
Computer hardware and software	3 years
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
The Company’s assets generally consist of gas processing plants, crude storage terminals, saltwater disposal wells, and underground gathering and transportation pipelines installed along rights-of-way acquired from landowners and related above-ground facilities. The majority of the rights-of-way agreements do not require the dismantling and removal of the pipelines and reclamation of the rights-of-way upon permanent removal of the pipelines from service. Further, we have in place a rigorous repair and maintenance program that keeps our gathering and processing systems in good working order. As a result, the ultimate dismantlement and removal dates of the Company’s assets are not determinable. As such, the fair value of the liability is not estimable and, therefore, no asset retirement obligation has been recognized in the Consolidated Financial Statements as of December 31, 2024 and 2023.
Environmental Costs
The Company is subject to extensive federal, state, and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites, if applicable.
Environmental costs that relate to current operations are expensed or capitalized as appropriate. Costs are expensed when they relate to an existing condition caused by past operations and will not contribute to current or future revenue generation. Liabilities related to environmental assessments and/or remedial efforts are accrued when property or services are probable or can reasonably be estimated. See Note 17—Commitments and Contingencies for additional discussion of environmental matter-related assessment.
Intangible Assets
Intangible assets consist of rights of way agreements, primarily relate to underground pipeline easements and are generally for an initial term of ten years with an option to renew for an additional ten years at agreed upon renewal rates based on certain indices or up to 130% of the original consideration paid, and customer contracts, which are capitalized as a result of acquiring favorable customer contracts from business combinations with remaining contract terms that range from five to twenty years on acquisition dates. Intangible assets are amortized on a straight-line basis over their estimated economic life or remaining term of the contract and are assessed for impairment with the associated long-lived asset group whenever impairment indicators are present.
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
The Company assessed relevant qualitative factors, such as the Company’s operations, actual versus budgeted results of operations, forecast, macroeconomics conditions, etc. The Company concluded there is no indication that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. As such, no quantitative impairment test is necessary and the Company’s goodwill was not impaired as of December 31, 2024 and 2023.
Impairment of Long-Lived Assets
In accordance with FASB ASC 360, Property, Plant and Equipment, long-lived assets, excluding goodwill, to be held and used by the Company are reviewed for impairment if events or circumstances indicate that the fair value of the assets have decreased below their carrying value. For long-lived assets to be held and used, the Company bases their evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present.
The Company’s management assesses whether there has been an impairment trigger, and if a trigger is identified, then the Company would perform an undiscounted cash flow test at the lowest level for which identifiable cash flows are independent of cash flows from other assets. If the sum of the undiscounted future net cash flows is less than the net book value of the property, an impairment loss is recognized for any excess of the property’s net book value over its estimated fair value. There was no impairment trigger event observed in 2024 and 2023. The Company did not recognize impairment losses for long-lived assets during the years ended December 31, 2024 and 2023.
Variable Interest Entity
The Company uses a qualitative approach in assessing the consolidation requirement for variable interest entities. The approach focuses on identifying which enterprise has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the variable interest entity. In the event that the Company is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity would be consolidated in our financial statements. The Company has determined that it has significant influence over the operating and financial policies of the three pipeline entities in which it is invested, but does not exercise control over them; and hence, it accounts for these investments using the equity method. Refer to Note 7—Equity Method Investments in the Notes to our Consolidated Financial Statements in this Annual Report.
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

Other Assets
The Company’s accounting policy is to classify its line fill as an other long-term asset to be consistent with industry practices and given line fill is required on certain third-party pipelines to properly flow the Company’s product. Additionally, this line fill is contractually required to be maintained through the life of the contract with our counterparty and therefore will not be settled within an operating period. Accordingly, the Company had NGL and gas line fill of $16.8 million and $16.4 million within other assets as of December 31, 2024 and 2023, respectively.
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
The Common Units are redeemable at the option of unit holders and accounted for in the Company’s Consolidated Balance Sheet as a redeemable noncontrolling interest classified as temporary equity. The Company records the redeemable noncontrolling interest at the higher of (i) its initial value plus accumulated earnings/losses associated with the noncontrolling interest or (ii) the maximum redemption value as of the balance sheet date. The redemption value was determined based on a 5-day volume weighted-average closing price of the Company’s Class A Common Stock, par value $0.0001 per share. See discussion and additional details in Note 11—Equity and Warrants in the Notes to our Consolidated Financial Statements in this Annual Report.
Mandatorily Redeemable Preferred Units
The Partnership issued Series A Cumulative Redeemable Preferred Units (“Preferred Units”) on June 12, 2019. As the Transaction was accounted for as a reverse merger, the Company assumed certain Preferred Units that were issued and outstanding as of the Closing Date for accounting purposes.
At the Close of the Altus Acquisition, the Company effectuated the Third Amended and Restated Agreement of Limited Partnership of the Partnership, which among other things, provided for mandatory pro-rata redemptions by the Partnership. Given this mandatory redemption feature and pursuant to FASB ASC 480, liability classification was required for these Preferred Units and the pro rata PIK units. The Company valued the liability as of each reporting date and recorded the change in valuation in “Other income (expenses)” in the Consolidated Statements of Operations. During 2022, the Company redeemed all outstanding mandatorily redeemable preferred units and recorded a gain on the redemption of $9.6 million.
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
Deferred Consideration Shares
The adjusted purchase price of the Durango Acquisition included deferred consideration of approximately 7.7 million shares of Class C Common Stock (and an equivalent number of common units in the Partnership (“OpCo Units”)), valued at $275.0 million to be issued on July 1, 2025. Pursuant to ASC 260—Earnings Per Share, these shares are considered as deferred consideration and outstanding as of the Durango Closing Date for the purpose of earning per share (“EPS”) calculation as issuance of these shares is not subject to any conditions other than the passage of time. Fair value of the deferred consideration was included in the “Redeemable noncontrolling interest—Common Units limited partners” of the Consolidated Balance Sheets as of December 31, 2024. The outstanding number of deferred consideration shares is part of the “if-converted method” used by the Company to determine the potential dilutive effect of an assumed exchange of outstanding Common Units (and the cancellation of a corresponding number of shares of outstanding Class C Common Stock) for shares of Class A Common Stock.

Share-Based Compensation
On Altus Closing Date, all outstanding Class A-1 and Class A-2 units from BCP were cancelled and exchanged for shares of Class A Common Stock (“Class A Shares”). The Class A Shares are held in escrow and vest over three to four years. Similarly, the Class A-3 units from BCP were exchanged for shares of Class C Common Stock and a corresponding number of Common Units (“Class C Shares”) and vest over four years. In addition, the Company granted restricted stock units (“RSUs”) to its officers, directors and employees pursuant to the Company’s 2019 Omnibus Compensation Plan, as amended from time to time. The Class A and Class C Shares and RSUs are recorded at grant-date fair value and compensation expense is recognized on a straight‑line basis over the vesting period within “General and Administrative Expense” of the Consolidated Statements of Operations in accordance with FASB ASC 718, Compensation - Stock Compensation (“ASC 718”). Forfeitures are recognized as they occur.
In the first quarter of 2024, the Company granted performance stock units (“PSUs”) pursuant to the Kinetik Holdings Inc. Amended and Restated 2019 Omnibus Compensation Plan to certain of its employees and executives. These PSUs vest and become earned upon the achievement of certain performance goals based on the Company’s annualized absolute total stockholder return and the Company’s relative total stockholder return as compared to the performance peer group during a three-year performance period. Depending on the results achieved during the three-year performance period, the actual number of Class A Common Stock that a holder of the PSUs earns at the end of the performance period may range from 0% to 200% of the target number of PSUs granted. The fair value of the PSUs is determined using a Monte Carlo simulation at the grant date. The Company recognized compensation expense for PSUs on a straight-line basis over the performance period within “General and Administrative Expense” of the Consolidated Statements of Operations in accordance with FASB ASC 718. Any PSU not earned at the end of the performance period will be forfeited.
See further discussion of the Company’s assessment in Note 14—Share-Based Compensation in the Notes to our Consolidated Financial Statements in this Annual Report.
Income Taxes
The Company is subject to federal income, state income, and Texas margin tax. The Texas margin tax is assessed on corporations, limited liability companies, and limited partnerships. As such, the Company accounts for state income taxes in accordance with the asset and liability method of accounting for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences, at enacted statutory rates, between the consolidated financial statement carrying amounts and the tax bases of existing assets and liabilities. Income tax or benefit represents the current tax payable or refundable for the period, as applicable, plus or minus the tax effect of the net change in the deferred tax assets and liabilities.
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
Net Income Per Share
Basic EPS is calculated by dividing net income attributable to Class A common shareholders by the weighted-average number of shares of Class A Common Stock outstanding during the period. Class C Common Stock is excluded from the weighted-average shares outstanding for the calculation of basic net income per share, as holders of Class C Common Stock are not entitled to any dividends or liquidating distributions.
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

Recently Adopted Accounting Pronouncement
Effective January 1, 2024, the Company adopted ASU 2023-07, which was applied retrospectively to all prior periods presented in the financial statements. The amendment requires a public entity disclose, on an annual and interim basis (1) significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”); (2) an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss; (3) clarification if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources; (4) the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. With adoption of ASU 2023-07, the Company has updated the segment disclosures in Note 19—Segments.
Recent Accounting Pronouncement Not Yet Adopted
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”). The new standard requires that at each interim and annual reporting period an entity: (1) Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (DD&A) (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e). (2) Include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements. (3) Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. (4) Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures - Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 and ASU 2025-01 apply to all public business entities and are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the effect that ASU 2024-03 and 2025-01 will have on the disclosures within its Consolidated Financial Statements.

3.    BUSINESS COMBINATIONS
Durango Permian LLC Acquisition
On June 24, 2024 (the “Durango Closing Date”), the Company consummated the previously announced transaction contemplated by the Durango MIPA, dated May 9, 2024, by and between the Company, the Partnership, and the Durango Seller, pursuant to which the Partnership purchased all of the membership interests of Durango from Durango Seller for an adjusted purchase price of approximately $785.7 million, consisting of (i) $358.0 million of cash consideration paid at closing, (ii) approximately 3.8 million shares of Class C Common Stock, par value $0.0001 per share, of the Company (“Class C

Common Stock”) (and an equivalent number of OpCo Units), valued at $148.2 million, issued at closing and (iii) approximately 7.7 million shares of Class C Common Stock (and an equivalent number of OpCo Units), valued at $275.0 million, to be issued on July 1, 2025. Durango Seller is also entitled to an earn out of up to $75.0 million in cash contingent upon the Kings Landing gas processing complex in Eddy County, New Mexico (the “Kings Landing Project”), which is currently under construction, being placed into service (the “Kings Landing Earnout”). The Kings Landing Earnout is subject to reduction based on actual capital costs associated with the Kings Landing Project. The Durango Acquisition allows the Company to further expand its footprint into New Mexico and across the Northern Delaware Basin.
The Durango Acquisition was accounted for as a business combination in accordance with ASC 805 Business Combination (“ASC 805”). Starting on the Durango Closing Date, our Consolidated Financial Statements reflected Durango as a consolidated subsidiary. The accompanying Consolidated Financial Statements in this Annual Report herein include (i) the combined net assets of the Company carried at historical costs and net assets of Durango carried at fair value as of the Durango Closing Date and (ii) the combined results of operations of the Company with Durango’s results presented within the Consolidated Financial Statements in this Annual Report from the Durango Closing Date going forward.
Both observable and non-observable market data, thus Level 2 and Level 3 inputs, are used in the assessment of the fair value of the assets acquired and liabilities assumed listed in the table below. The fair value of the processing plants, gathering system and related facilities and equipment is based on market and cost approaches and will be depreciated over an estimated useful life ranging from one to thirty years, which is consistent with the Company’s policy over similar facilities and equipment. The fair value of the intangible assets is based on the market and cost approaches for the right-of-way and discounted cash flow approach for customer contracts, which will be amortized over estimated useful lives ranging from eight to nine years. The assumed liabilities are approximate to fair value as of the Durango Closing Date. Acquired net assets from this business combination were included in the Midstream Logistic segment. In addition, the Company recorded a contingent liability related to the Kings Landing Earnout based on project completion probability, see additional information in Note 17—Commitments and Contingencies in the Notes to our Consolidated Financial Statements set forth in this Annual Report.
Since the Durango Closing Date, the Company has made necessary adjustments to the purchase price allocation as information about facts and circumstances that existed at the Durango Closing Date have become available. This included certain working capital adjustments as a result of obtaining Durango’s closing balance sheet as of June 30, 2024. During the year ended December 31, 2024, the Company identified working capital adjustments of $26.1 million and a reduction of other long-term assets of $0.2 million resulting from the final closing balance sheet, identification and assessment of environmental liabilities totaling $24.0 million, valuation adjustments related to the long-lived assets and intangible assets of $50.6 million, valuation of deferred tax liabilities of $0.4 million and valuation of contingent liabilities related to the Kings Landing Earnout of $59.5 million, resulting in a decrease in goodwill of $10.4 million.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed in the Durango Acquisition as of June 24, 2024, in accordance with ASC 805:

(In thousands)	Amount
Cash and cash equivalents	$16,785
Accounts receivable	29,386
Prepaid and other current assets	15,000
Property, plant, and equipment, net	627,452
Intangible assets, net	183,000
Deferred charges and other assets	4
Operating lease ROU assets	3,617
Total assets acquired	875,244

Accounts payable	34,443
Accrued expenses	7,140
Environmental liabilities	24,000
Contract liabilities	642
Operating lease liabilities	3,617
Deferred tax liabilities	19,735
Total liabilities assumed	89,577

Contingent consideration(1)	4,500
Consideration transferred	$781,167
(1)Pursuant to ASC 805, the Company evaluated the earn-out consideration classification in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). The Company determined the earn-out consideration to be classified as a liability based on the settlement provision. Therefore, the Company records the contingent consideration at fair value as of December 31, 2024. Additional discussion in Note 17—Commitments and Contingencies in the Notes to our Consolidated Financial Statements set forth in this Annual Report.
The Company incurred acquisition-related costs of $3.2 million for the year ended December 31, 2024, which were included in the “General and administrative expenses” of the Consolidated Statements of Operations.
The Company’s Consolidated Statement of Operations included results of operations from Durango starting from the Durango Closing Date through December 31, 2024, which included revenues of $75.9 million and net income of $4.1 million for the year ended December 31, 2024.
Supplemental Pro Forma Information
The unaudited supplemental pro forma financial data is for informational purposes only and is not indicative of future results. The results below for the years ended December 31, 2024 and 2023, respectively, combine the results of the Company and Durango, giving effect to the Durango Acquisition as if it had been completed on January 1, 2023.

	Pro Forma Financials For the Year Ended December 31,
	2024	2023

	(In thousands)
Revenues	$1,595,973	$1,560,541
Net income including noncontrolling interest	$246,022	$378,997
Given the assumed pro forma transaction date of January 1, 2023, we removed $3.5 million of acquisition-related expenses for the year ended December 31, 2024 and recognized $3.5 million of acquisition-related expenses for the year ended December 31, 2023. We also removed $24.0 million of interest expense on Durango’s debt for the year ended December 31, 2024, and $16.1 million for the year ended December 31, 2023, as if the business combination had occurred and the debt had been paid off on January 1, 2023.

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

4.    REVENUE RECOGNITION
The following table presents a disaggregation of the Company’s revenue:

	For the Year Ended December 31,
	2024	2023	2022

	(In thousands)
Gathering and processing services	$408,000	$417,751	$393,954
Natural gas, NGLs and condensate sales	1,062,986	822,410	806,353
Other revenue	11,943	16,251	13,183
Total revenues	$1,482,929	$1,256,412	$1,213,490
There have been no significant changes to the Company’s contracts with customers during the years ended December 31, 2024, 2023, and 2022 aside from the addition of certain gas gathering and processing agreements associated with the Durango Acquisition in 2024. Contracts with customers acquired through the Transaction had similar structures as the Company’s existing contracts with customers. For the years ended December 31, 2024, 2023, and 2022 the Company recognized revenues from producer MVC short falls of $0.1 million, $1.6 million and $4.0 million, respectively.
Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that has not yet been recognized, representing our contractually committed revenues as of December 31, 2024:

Fiscal Year	Amount
(In thousands)
2025	$58,710
2026	73,265
2027	73,981
2028	72,873
2029	70,674
Thereafter	160,076
$509,579
Our contractually committed revenue, for purposes of the tabular presentation above, is limited to customer contracts that have fixed pricing and fixed volume terms and conditions, generally including contracts with payment obligations associated with MVCs.

Contract Liabilities

The following provides information about contract liabilities from contracts with customers:

(In thousands)	2024	2023
Balance as of January 1	$32,238	$29,300
Reclassification of beginning contract liabilities to revenue as a result of performance obligations being satisfied	(7,003)	(9,292)
Cash received in advance and not recognized as revenue	1,430	12,230
Balance as of December 31	26,665	32,238
Less: Current portion	5,680	6,477
Non-current portion	$20,985	$25,761
Contract liabilities relate to payments received in advance of satisfying performance obligations under a contract, which result from contribution in aid of construction payments. Current and noncurrent contract liabilities are included in “Other Current Liabilities” and “Contract Liabilities”, respectively, of the Consolidated Balance Sheets.
Contract liabilities balance as of December 31, 2024 decreased $5.6 million compared to that as of December 31, 2023. Lower contract liabilities balance is primarily due to the reclassification of beginning contract liabilities to revenue as a result of performance obligations being satisfied during the year slightly offset by additional provisions for customer capital reimbursements.
Contract Cost Assets
The Company has capitalized certain costs incurred to obtain a contract or additional contract dedicated acreage or volumes that would not have been incurred if the contract or associated acreage and volumes had not been obtained. These costs are recovered through the net cash flows of the associated contract. As of December 31, 2024 and 2023, the Company had contract cost assets of $64.6 million and $71.2 million, respectively. Current and noncurrent contract cost assets are included in “Prepaid and Other Current Assets” and “Deferred Charges and Other Assets”, respectively, of the Consolidated Balance Sheets. The Company amortizes these assets as cost of sales on a straight-line basis over the life of the associated long-term customer contract. For the years ended December 31, 2024, 2023, and 2022, the Company recognized cost of sales associated with these assets of $6.6 million, $6.6 million and $1.8 million, respectively.
Contract cost assets balance as of December 31, 2024, decreased $6.6 million compared to that as of December 31, 2023 related to the amortization of these assets during 2024.

5.    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant, and equipment, net at carrying value, is as follows:

	December 31,
	2024	2023

	(In thousands)
Gathering, processing, and transmission systems and facilities	$3,977,825	$3,253,539
Vehicles	15,659	11,447
Computers and equipment	7,872	6,242
Less: accumulated depreciation	(813,371)	(626,223)
Total depreciable assets, net	3,187,985	2,645,005
Construction in progress	215,168	74,369
Land	30,711	23,853
Total property, plant, and equipment, net	$3,433,864	$2,743,227
The cost of property classified as “Construction in progress” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet available to be placed into productive service as of the respective reporting date. The Company recorded $184.1 million, $158.6 million and $139.6 million of depreciation expense for the years ended December 31, 2024, 2023, and 2022, respectively.

Capitalized interest included in property, plant and equipment amounted to $8.3 million, $6.4 million and $1.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

6.    INTANGIBLE ASSETS, NET
Intangible assets, net are comprised of the following:

	December 31,
	2024	2023

	(In thousands)
Customer contracts	$1,270,106	$1,139,665
Right of way assets	196,979	141,711
Less accumulated amortization	(814,595)	(689,706)
Total amortizable intangible assets, net	$652,490	$591,670
At December 31, 2024, the remaining customer contract amortization terms range from one to seventeen years with weighted average amortization periods of approximately 7.87 years, and the right-of-way assets remaining amortization terms range from one to fifteen years with weighted average amortization periods of approximately 6.53 years. The overall remaining weighted average amortization period for the intangible assets as of December 31, 2024 was approximately 7.63 years.
The Company recorded $140.1 million, $122.3 million and $120.7 million of amortization expense for the years ended December 31, 2024, 2023, and 2022, respectively. There was no impairment recognized on intangible assets for the years ended December 31, 2024, 2023, and 2022, respectively.
Estimated aggregate amortization expense for the remaining unamortized balance in future years is as follows:

Fiscal Year	Amount
(In thousands)
2025	$138,419
2026	131,482
2027	96,706
2028	50,752
2029	46,215
Thereafter	188,916
Total	$652,490

7.    EQUITY METHOD INVESTMENTS
As of December 31, 2024, the Company owned investments in the following long-haul pipeline entities in the Permian Basin. These investments were accounted for using the equity method of accounting. For each EMI pipeline entity, the Company has the ability to exercise significant influence based on certain governance provisions and its participation in the significant activities and decisions that impact the management and economic performance of the EMI pipeline.

The table below presents the ownership percentages and investment balances held by the Company for each entity:

	December 31,
	2024		2023

	(In thousands, except for ownership percentages)
	Ownership	Amount	Ownership	Amount
Permian Highway Pipeline LLC (“PHP”)	55.5%	$1,607,323	55.5%	$1,666,254
Breviloba LLC (“Breviloba”)	33.0%	428,383	33.0%	443,684
Epic Crude Holdings, LP (“EPIC”)(1)	27.5%	82,172	15.0%	—
Gulf Coast Express Pipeline LLC (“GCX”)(2)	—%	—	16.0%	431,051
		$2,117,878		$2,540,989
(1)As of December 31, 2023 and until the purchase of the 12.5% equity interest in EPIC in July 2024, the Company owned 15.0% of EPIC. However, no dollar value was assigned through the Altus Acquisition purchase price allocation as an adjustment was made to eliminate equity in losses of EPIC.
(2)The Company owned 16% of GCX as of December 31, 2023 and divested its entire ownership in June 2024.
During the third quarter 2024, the Company entered into an Equity Sale and Purchase Agreement with third parties to purchase a 12.5% equity interest in EPIC, increasing our total equity interest in EPIC to 27.5%. As the increase in ownership did not result in a controlling interest, and did not represent the funding of prior losses, the Company resumed accounting for its investment in EPIC using the equity method of accounting upon the closing of the acquisition of the additional interests during July 2024.

On June 4, 2024, the Company consummated the previously announced transaction contemplated by the Purchase and Sale Agreement dated as of May 9, 2024, to sell its 16% equity interest in GCX to GCX Pipeline, LLC (the "GCX Buyer") for an adjusted price of $524.4 million (the "GCX Sale"), including a $30.0 million earn out in cash upon the approval by the GCX Board of Directors of one or more capital projects that achieve certain capacity expansion criteria. The Company recognized a net gain of $89.8 million for the year ended December 31, 2024 in relation to this transaction.
As of December 31, 2024 and 2023, the unamortized net basis differences included in the EMI pipelines’ investment balances were $40.3 million and $349.3 million, respectively. These amounts represent differences in the Company’s contributions to date and the Company’s underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized basis differences will be amortized or accreted into equity income over the useful lives of the underlying pipeline assets. There was capitalized interest of $23.9 million and $24.7 million as of December 31, 2024 and 2023, respectively. Capitalized interest is amortized on a straight-line basis into equity income.
The following table presents the activities in the Company’s EMIs:

	PHP	Breviloba	GCX	EPIC	Total

	(In thousands)
Balance at December 31, 2022	$1,474,800	$455,057	$451,483	$—	$2,381,340
Contributions	226,948	—	—	—	226,948
Distributions	(178,542)	(42,711)	(57,916)	—	(279,169)
Capitalized interest	11,855	—	—	—	11,855
Equity income, net(1)	131,193	31,338	37,484	—	200,015
Balance at December 31, 2023	$1,666,254	$443,684	$431,051	$—	$2,540,989
Acquisitions	—	—	—	85,417	85,417
Contributions	3,273	—	—	—	3,273
Distributions	(236,285)	(42,156)	(15,610)	—	(294,051)
Disposition	—	—	(430,941)	—	(430,941)
Equity income, net(1)	174,081	26,855	15,500	(3,245)	213,191
Balance at December 31, 2024	$1,607,323	$428,383	$—	$82,172	$2,117,878
(1)For the year ended December 31, 2024, net of amortization and accretion of basis differences and capitalized interests, which represents undistributed earnings, the amortization (accretion) was $7.9 million from PHP, $0.7 million from Breviloba, $2.7 million from GCX, and $(3.2) million from EPIC. For the year ended December 31, 2023, net of amortization of basis differences and capitalized interests, which represents undistributed earnings, the amortization was $7.5 million from PHP, $0.7 million from Breviloba and $6.2 million from GCX.

Summarized Financial Information
The following represented selected income statement and balance sheet data for the Company’s EMI pipeline entities (on a 100 percent balance):

	For the Year Ended December 31, 2024
	PHP	Breviloba	GCX(1)	EPIC

Statements of Operations	(In thousands)
Revenues	$508,137	$193,118	$151,486	$382,958
Operating income	326,338	87,301	110,679	92,566
Net income (loss)	327,335	87,886	110,458	(46,986)

	For the Year Ended December 31, 2023
	PHP	Breviloba	GCX	EPIC

Statements of Operations	(In thousands)
Revenues	$401,668	$188,921	$364,223	$347,436
Operating income	259,872	93,763	267,019	55,830
Net income (loss)	261,332	94,378	273,194	(77,825)

	For the Year Ended December 31, 2022
	PHP	Breviloba	GCX	EPIC

Statements of Operations	(In thousands)
Revenues	$396,846	$183,328	$364,223	$244,250
Operating income	261,040	98,119	269,150	12,174
Net income (loss)	261,028	97,834	268,493	(71,821)

	December 31,
	2024				2023
	PHP	Breviloba	GCX(1)	EPIC	PHP	Breviloba	GCX	EPIC

Balance Sheets	(In thousands)
Current assets	$84,566	$28,302	$47,649	$181,867	$101,900	$30,108	$49,884	$111,799
Noncurrent assets	2,474,121	1,237,862	1,524,798	1,937,058	2,575,843	1,277,648	1,509,632	2,041,496
Total assets	$2,558,687	$1,266,164	$1,572,447	$2,118,925	$2,677,743	$1,307,756	$1,559,516	$2,153,295

Current liabilities	$42,636	$14,639	$21,973	$80,994	$67,597	$17,131	$21,908	$80,353
Noncurrent liabilities	—	9,187	302	1,197,849	—	8,427	329	1,185,874
Equity	2,516,051	1,242,338	1,550,172	840,082	2,610,146	1,282,198	1,537,279	887,068
Total liabilities and equity	$2,558,687	$1,266,164	$1,572,447	$2,118,925	$2,677,743	$1,307,756	$1,559,516	$2,153,295
(1)Represented summarized financial information from GCX for the five months period ended and as of May 31, 2024 as the Company sold all its equity interest in GCX on June 4, 2024.

8.    DEBT AND FINANCING COSTS
Comprehensive Refinancing 2022
On June 8, 2022, the Partnership completed the private placement of $1.00 billion aggregate principal amount of 5.875% Senior Notes due 2030 (the “2030 Notes”), which are fully and unconditionally guaranteed by the Company. The 2030 Notes were issued under our Sustainability-Linked Financing Framework and include certain Sustainability Performance Targets (“SPT”) that the Company needs to meet from and including June 15, 2027.

In addition, the Partnership entered into the revolving credit agreement with Bank of America, N.A. as administrative agent, which provides for a $1.25 billion revolving credit facility (the “Revolving Credit Facility”) maturing on June 8, 2027, and the Term Loan with PNC Bank as administrative agent, which provided for a $2.00 billion senior unsecured term loan credit facility (“Term Loan”) maturing on June 8, 2025, which was amended on December 6, 2023 to extend the maturity date from June 8, 2025 to June 8, 2026, with an additional automatic six-month extension of the amended maturity date to December 8, 2026, at such time as no more than $1.00 billion of an aggregate principal amount of loans under the Term Loan remain outstanding, subject to customary conditions. Both the Revolving Credit Facility and Term Loan include certain “Sustainability Adjustment” features that could result in an interest rate adjustment that depends on the Company meeting the sustainability targets defined in the respective agreement.
Proceeds from the Notes and the Term Loan were used to repay all outstanding borrowings under previous credit facilities and to pay fees and expenses related to the offering. The Company recorded a loss on debt extinguishment of $28.0 million for the year ended December 31, 2022.
December 2028 Sustainability-Linked Senior Notes
On December 6, 2023, the Partnership completed a private placement of $500.0 million aggregate principal amount of 6.625% Sustainability-Linked Senior Notes due 2028 (the “Original 2028 Notes”) at par. Further, on December 19, 2023, the Company completed an additional private placement of $300.0 million aggregate principal amount of 6.625% Sustainability-Linked Senior Notes due 2028 (the “Additional 2028 Notes”) at 100.50% of face amount (collectively, the “2028 Notes”). The Original 2028 Notes and the Additional 2028 Notes are treated as a single series of securities under the indenture governing the 2028 Notes, vote together as a single class, and have substantially identical terms, other than the issue date and issue price. The 2028 Notes are fully and unconditionally guaranteed by the Company and include certain Sustainability Performance Targets (“SPT”) that the Company needs to meet from and including June 15, 2027.
Interest on the 2028 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2024. The aggregate fees and expenses paid to obtain the 2028 Notes totaled $11.2 million and were capitalized as debt issuance cost and included in the Consolidated Balance Sheets as a direct deduction to the 2028 Notes. The $1.5 million premium was added to the 2028 Notes. The debt issuance cost is amortized and debt premium was accreted to interest expense over the term of the 2028 Notes using the effective interest method.
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
The First Amendment (1) extended the maturity of the Term Loan to June 8, 2026 upon the prepayment of a principal amount of loans under the Term Loan of no less than $500.0 million; and (2) provided for an additional automatic six-month extension of the amended maturity date to December 8, 2026, at such time as no more than $1.00 billion of an aggregate principal amount of loans under the Term Loan remain outstanding, subject to customary conditions. Pursuant to FASB ASC 470-50, Modifications and Extinguishments, the Company determined that the amendment of the maturity date is a modification of the original Term Loan. Fees paid directly to lenders in arranging the modification totaled $1.5 million and were recorded as an original debt discount and included in the Consolidated Balance Sheets as a direct deduction of the Term Loan and was amortized over the modified remaining life of the Term Loan using the effective interest method. Cost incurred with third parties directly related to the modification totaled $0.6 million and were expensed as incurred. Furthermore, the partial paydown of the principal under the Term Loan totaled $800.0 million, using proceeds from the 2028 Notes, resulting in the write off (loss extinguishment) of a proportional amount of the remaining unamortized debt issuance cost and original discount from the Term Loan immediately prior to the paydown. The Company recorded a $1.9 million loss on extinguishment from these write offs in the Consolidated Statements of Operations for the year ended December 31, 2023.

Accounts Receivable Securitization Facility
On April 2, 2024, Kinetik Receivables LLC (“Kinetik Receivables”), a bankruptcy remote special purpose entity formed as a direct subsidiary of the Partnership, which is a subsidiary of the Company, entered into an accounts receivable securitization facility with an initial facility limit of $150.0 million (“A/R Facility”) with PNC Bank, as the administrative agent, and certain purchasers party thereto from time to time, which has a scheduled termination date of April 1, 2025. The aggregate fees and expenses paid directly to third parties in obtaining the A/R Facility totaled $1.1 million and were capitalized as debt issuance costs and included in the Consolidated Balance Sheets as a current asset within “Prepaid and other current assets”, amortized over the term of the A/R Facility to interest expense using the effective-interest method. There were unamortized debt issuance costs related to the A/R Facility of $0.3 million as of December 31, 2024.
Pursuant to the A/R Facility, the Company and certain of its subsidiaries continuously transfer receivables to Kinetik Receivables and Kinetik Receivables transfers receivables that meet certain qualifying conditions to third-party purchasers in exchange for cash. These receivables are held by Kinetik Receivables and are pledged to secure the collectability of the sold receivables and are accounted for as secured borrowings. The amount available for borrowing at any one time under the A/R Facility is limited to an amount calculated based on the outstanding balance of eligible receivables sold to the purchasers, subject to certain reserves, concentration limits, and other limitations. Under the A/R Facility, the Company is subject to pay a yield to the purchasers equal to SOFR plus a spread adjustment of 0.10% and a drawn fee of 0.90%. The Company also pays a fee of 0.40% on the undrawn committed amount of the A/R Facility. Yield and fees payable by the Company under the AR Facility are due monthly. The effective interest rate on the A/R Facility was 5.55% as of December 31, 2024. As of December 31, 2024, eligible accounts receivable of $140.2 million were pledged to the A/R Facility as collateral.
The Partnership has continuing involvement with the receivables transferred by Kinetik Receivables to the third-party purchasers by providing collection services.
The net proceeds of the A/R Facility were used, together with cash on hand, to repay a portion of the outstanding borrowings under the existing Term Loan Credit Facility, lowering the remaining balance to $1.0 billion. As a result, the maturity of the Term Loan Credit Facility extended to December 8, 2026. The Company recognized a loss on debt extinguishment of $0.5 million for the partial payment made on the Term Loan Credit Facility.
Sustainability Performance Targets
The Partnership’s outstanding debts were 100% linked to sustainability performance targets as of December 31, 2024 and 2023, among which, the Partnership’s 2030 Notes and the 2028 Notes have SPTs that would result in interest rate adjustments starting on June 15, 2027, and the Partnership’s Term Loan, Revolving Credit Facility and A/R Facility have SPTs to be met for each calendar year starting in 2022 and onward.
In 2023, the Company met both SPTs under the Term Loan and Revolving Credit Facility. As a result of meeting both SPTs under the Term Loan and Revolving Credit Facility, the Company maintained the favorable rate adjustment for these facilities during 2024. The 2024 SPTs will be verified in 2025 for rate adjustment.
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
As of December 31, 2024, the Partnership is in compliance with all customary and financial covenants.

Fair Value of Financial Instruments
The fair value of the Company and its subsidiaries’ consolidated debt as of December 31, 2024 and 2023 was $3.52 billion and $3.57 billion, respectively. At December 31, 2024, the 2030 Notes and the 2028 Notes’ fair value was based on Level 1 inputs and the Term Loan and Revolving Credit Facility’s fair value was based on Level 3 inputs and the A/R Facility’s fair value approximates its carrying value due to its short term nature.
The following table summarizes the Company’s debt obligations:

	December 31,
	2024	2023

	(In thousands)
A/R Facility	$140,200	$—
Total current debt obligations	$140,200	$—

Unsecured term loan(1)	$1,000,000	$1,200,000
$1.00 billion 2030 senior unsecured notes	1,000,000	1,000,000
$0.80 billion 2028 senior unsecured notes	800,000	800,000
$1.25 billion revolving line of credit(2)	590,000	594,000
Total Long-term debt	3,390,000	3,594,000
Deferred debt issuance costs, net(3)	(26,174)	(31,510)
Unamortized debt premium and discount, net	170	319
Long-term portion of debt, net	$3,363,996	$3,562,809
(1)The effective interest rate was 6.25% and 7.06% as of December 31, 2024 and 2023, respectively.
(2)The weighted average effective interest rate was 6.43% and 7.06% as of December 31, 2024 and 2023, respectively.
(3)Excludes unamortized debt issuance cost related to the Revolving Credit Facility. Unamortized debt issuance cost associated with the Revolving Credit Facility was $3.8 million and $5.4 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the current and non-current portion of the unamortized debt issuance costs related to the revolving credit facilities were included in the “Prepaid and other current assets” and “Deferred charges and other assets” of the Consolidated Balance Sheets, respectively.
Interest Income and Financing Costs, Net of Capitalized Interest
The table below presents the components of the Company’s financing costs, net of capitalized interest:

	For the Year Ended December 31,
	2024	2023	2022

	(In thousands)
Capitalized interest	$(8,321)	$(18,270)	$(2,747)
Debt issuance costs	7,438	6,194	9,569
Interest expense	218,118	217,930	142,430
Total financing costs, net of capitalized interest	$217,235	$205,854	$149,252
As of December 31, 2024 and 2023, unamortized debt issuance costs associated with the 2030 Notes, the 2028 Notes and the Term Loan Credit Facility were $26.2 million and $31.5 million, respectively, and unamortized debt premium and discount, net, associated with the 2028 Notes and Term Loan Credit Facility were $0.2 million and $0.3 million, respectively.

The following table reflects future maturities of our outstanding debt for each of the next five years and thereafter. These amounts exclude approximately $26.0 million in unamortized deferred financing costs, debt premium and discount, net:

Fiscal Year	Amount
(In thousands)
2025	$140,200
2026	1,000,000
2027	590,000
2028	800,000
2029	—
Thereafter	1,000,000
Total	$3,530,200

9.   ACCRUED EXPENSES
The following table provides detail of the Company’s other current liabilities:

	December 31,
	2024	2023

	(In thousands)
Accrued product purchases	$132,439	$109,172
Accrued taxes	15,538	632
Accrued salaries, vacation, and related benefits	3,111	1,872
Accrued capital expenditures	13,484	18,534
Accrued interest	6,127	33,760
Accrued other expenses	16,015	13,451
Total accrued expenses	$186,714	$177,421
Accrued product purchases mainly accrue the liabilities related to producer payments and any additional business-related miscellaneous fees we owe to third parties, such as transport or capacity fees as of December 31, 2024 and 2023.

10. LEASES
Components of lease costs are presented on the Consolidated Statements of Operations as “General and administrative expense” for real-estate leases and operating expense for non-real estate leases. Total operating lease cost for the years ended December 31, 2024, 2023 and 2022 were $38.7 million, $45.6 million, and $37.7 million, respectively. Short-term lease cost for the years ended December 31, 2024, 2023 and 2022 were $7.7 million, $3.4 million, and $6.2 million, respectively.
The following table presents other supplemental lease information:

	Year Ended December 31,
	2024	2023

	(In thousands)
Operating cash flows from operating leases	$39,247	$45,366
Right-of-use assets obtained in exchange for new operating lease liabilities	$43,682	$5,189
Weighted-average remaining lease term — operating leases (in years)	1.85	1.51
Weighted-average discount rate — operating leases	6.82%	8.76%

The following table presents future minimum lease payments under operating leases:

Fiscal Year	Amount
(In thousands)
2025	$19,702
2026	7,978
2027	2,691
2028	812
2029	695
Thereafter	48
Total lease payments	31,926
Less: interest	(1,735)
Present value of lease liabilities	$30,191

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
The redemption option of the Common Unit is not legally detachable or separately exercisable from the instrument and is non-transferable, and the Common Unit is redeemable at the option of the holder. Therefore, the Common Unit is accounted for as redeemable noncontrolling interest and classified as temporary equity on the Company’s Consolidated Balance Sheets. During 2024, 146,250 common units were redeemed on a one-for-one basis for shares of Class A Common Stock and a corresponding number of shares of Class C Common Stock were cancelled. There were 97,783,034 Common Units and an equal number of Class C Common Stock issued and outstanding as of December 31, 2024. The Common Units fair value was approximately $5.96 billion and $3.16 billion as of December 31, 2024 and 2023, respectively. The fair value of the Common Units is estimated based on a quoted market price.
Preferred Units
Upon Closing, the Company assumed certain Preferred Units that were issued and outstanding as of the Closing Date. At the Closing, the Company assumed liabilities of $200.7 million related to mandatorily redeemable Preferred Units and temporary equity of $462.7 million related to redeemable noncontrolling interest - Preferred Units Limited Partners. During 2022, the Company redeemed all assumed Preferred Units from the Closing and recorded a gain on the redemption of mandatorily redeemable Preferred Units of $9.6 million and a gain on embedded derivative related to the redeemable noncontrolling interest - Preferred Units Limited Partners of $89.1 million.
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
Common Stock
As of December 31, 2024, there were 59.9 million and 97.8 million shares, respectively, of Class A Common Stock and Class C Common Stock issued and outstanding (collectively, “Common Stock”). In addition, 7.7 million shares of Class C Common Stock will be issued as deferred consideration for the Durango Acquisition on July 1, 2025.

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
During the year ended December 31, 2024, the Company did not repurchase any of its Class A Common Stock under the Repurchase Program. During the year ended December 31, 2023, the Company repurchased 194,174 shares at a total cost of $5.8 million. The Company retired all treasury stock as of December 31, 2023.
For more information regarding the non-deductible 1% U.S. federal excise tax imposed on certain repurchases of stock by publicly traded U.S. corporations, please refer to Part I—Item 1A Risk Factors—Risks Related to Ownership of our Common Stock.
Dividend
On February 22, 2022, the Company entered into a Dividend and Distribution Reinvestment Agreement (the “Reinvestment Agreement”) with certain stockholders including BCP Raptor Aggregator, LP, BX Permian Pipeline Aggregator, LP, Buzzard Midstream LLC, APA Corporation Apache Midstream LLC, and certain individuals (each, a “Reinvestment Holder”). Under the Reinvestment Agreement, each Reinvestment Holder is obligated to reinvest at least 20% of all distributions on Common Units or dividends on shares of Class A Common Stock in the Company’s Class A Common Stock. Additionally, the Audit Committee resolved that for the calendar year 2023, 100% of all distributions or dividends received by each Reinvestment Holder would be reinvested in newly issued shares of Class A Common Stock. The Reinvestment Agreement automatically terminated on March 8, 2024. As described in these Consolidated Financial Statements, as the context requires, dividends paid to holders of Class A Common Stock and distributions paid to holders of Common Units may be referred to collectively as “dividends.”
During 2024 and 2023, the Company made cash dividend payments of $396.0 million and $82.0 million, respectively, to holders of Class A Common Stock and Common Units and $75.6 million and $352.1 million, respectively, was reinvested in shares of Class A Common Stock by each Reinvestment Holder.
Stock Split
On May 19, 2022, the Company announced that its Board approved and declared a two-for-one stock split with respect to its Class A Common Stock and Class C Common Stock, in the form of a stock dividend. The Stock Split was accomplished by distributing one additional share of Class A Common Stock for each share of Class A Common Stock outstanding and one additional share of Class C Common Stock for each share of Class C Common Stock outstanding. The additional shares of Common Stock were issued on June 8, 2022 to holders of record at the close of business on May 31, 2022.
All corresponding per-share and share amounts, excluding the Altus Acquisition, for periods prior to June 8, 2022 have been retrospectively restated in this Annual Report to reflect the Stock Split.

12. FAIR VALUE MEASUREMENTS
The following tables present financial assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2024
	Level 1	Level 2	Level 3	Total

	(In thousands)
Commodity swap	$—	$1,869	$—	$1,869
Interest rate derivatives	—	504	—	504
Total assets	$—	$2,373	$—	$2,373

Commodity swaps	$—	$10,742	$—	$10,742
Interest rate derivatives	—	1,206	—	1,206
Contingent liabilities	—	—	4,700	4,700
Total liabilities	$—	$11,948	$4,700	$16,648

	December 31, 2023
	Level 1	Level 2	Level 3	Total

	(In thousands)
Commodity swap	$—	$3,663	$—	$3,663
Interest rate derivatives	—	4,314	—	4,314
Total assets	$—	$7,977	$—	$7,977

Commodity swaps	$—	$1,749	$—	$1,749
Interest rate derivatives	—	5,348	—	5,348
Total liabilities	$—	$7,097	$—	$7,097
Our derivative contracts consist of interest rate swaps and commodity swaps. The valuation of these derivative contracts involved both observable publicly quoted prices and certain credit valuation inputs that may not be readily observable in the marketplace. As such derivative contracts are classified as Level 2 in the hierarchy. Refer to Note 13—Derivatives and Hedging Activities in the Notes to our Consolidated Financial Statements in this Annual Report for further discussion related to commodity swaps and interest rate swaps.
The Company recorded a contingent liability related to the Kings Landing Earnout using Level 3 inputs, including projected spending and completion probability of the project. Refer to Note 17—Commitments and Contingencies in the Notes to our Consolidated Financial Statements in this Annual Report for further discussion related to Kings Landing Earnout contingent liability.
Long-term debt’s carrying value can vary from fair value. See Note 8—Debt and Financing Costs in the Notes to Consolidated Financial Statements in this Annual Report for further information. The carrying amounts reported on the Consolidated Balance Sheets for the Company’s remaining financial assets and liabilities approximate fair value due to their short-term nature. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the year ended December 31, 2024.

13. DERIVATIVES AND HEDGING ACTIVITIES
The Company is exposed to certain risks arising from both its business operations and economic conditions, and it enters into certain derivative contracts to manage exposure to these risks. To minimize counterparty credit risk in derivative instruments, the Company enters into transactions with high credit-rating counterparties. The Company did not elect to apply hedge accounting to these derivative contracts and recorded the fair value of the derivatives on the Consolidated Balance Sheets as of December 31, 2024 and 2023.

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
As of December 31, 2024, the Company had two interest rate swap contracts with total notional amounts of $1,700.0 million effective on May 1, 2023 and maturing on May 31, 2025 that pay a fixed rate ranging from 4.38% to 4.48% and four interest rate swap with a total notional amount of $300.0 million effective May 30, 2025 and maturing on December 31, 2025 that pays a fixed rate ranging from 3.02% to 4.06%.
The fair value or settlement value of the consolidated interest rate swaps outstanding are presented on a gross basis on the Consolidated Balance Sheets. The following table presents the fair value of derivative assets and liabilities related to the interest rate swap contracts:

	December 31	December 31
	2024	2023

	(In thousands)
Derivatives assets - current	$504	$4,314
Total derivative assets	$504	$4,314

Derivative liabilities - current	1,206	—
Derivatives liabilities - noncurrent	—	5,348
Total derivative liabilities	$1,206	$5,348
The Company recorded cash settlements and changes in fair value of the interest rate swap contracts in “Interest expense” of the Consolidated Statements of Operations. The following table presents interest rate swap derivatives activities for the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31,
	2024	2023	2022

Realized gain on interest rate swaps	$13,149	$12,651	$10,872
Favorable fair value adjustment	$13,482	$17,270	$7,880
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

The table below presents detail information of commodity swaps outstanding as of December 31, 2024 (in thousands, except volumes):

			December 31, 2024
Commodity	Instruments	Unit	Volume	Net Fair Value

				(In thousands)
Natural Gas	Commodity Swap	MMBtus	900,000	$(79)
NGL	Commodity Swap	Gallons	350,834,400	(8,523)
Crude	Commodity Swap	Bbl	622,000	908
Crude Collars	Commodity Swap	Bbl	145,400	468
Natural Gas Basis Spread Swaps	Commodity Swap	MMBtus	5,440,000	(1,647)
				$(8,873)
The fair value or settlement value of the outstanding swaps are presented on a gross basis on the Consolidated Balance Sheets. The following table presents the fair value of derivative assets and liabilities related to commodity swaps:

	December 31	December 31
	2024	2023

	(In thousands)
Derivatives assets - current	$1,804	$3,498
Derivative assets - noncurrent	65	165
Total derivative assets	$1,869	$3,663

Derivative liabilities - current	$8,805	$1,734
Derivatives liabilities - noncurrent	1,937	15
Total derivative liabilities	$10,742	$1,749
The Company recorded cash settlements and fair value adjustments on commodity swap derivatives in “Product revenue” of the Consolidated Statements of Operations. The following table presents commodity swap derivatives activities for the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31,
	2024	2023	2022

	(In thousands)
Realized (loss) gain on commodity swaps	$(20,407)	$13,056	$(205)
(Unfavorable) favorable fair value adjustment	$(31,195)	$16,400	$(1,429)

14. SHARE-BASED COMPENSATION
Class A Shares and Class C Shares
The table below summarizes Class A Shares and Class C Shares activity for the year ended December 31, 2024:

	Number of Shares	Weighted Avg Grant-Date Fair Market Value Per Unit
Outstanding and unvested units as of December 31, 2023	5,444,488	$28.91
Vested	43,166	31.18
Forfeited	1,592	31.18
Outstanding and unvested units as of December 31, 2024	5,399,730	$28.89
The table below summarizes aggregate intrinsic value (market value at vesting date) and grant-date fair value of vested Class A Shares for the years ended December 31, 2024 and 2023. No vesting or forfeitures occurred for Class C Shares during 2024 or 2023.

	Year Ended December 31,
	2024	2023

	(In thousands)
Aggregate intrinsic value of vested Class A Shares	$1,756	$28
Grant-date fair value of vested Class A Shares	$1,346	$25
As of December 31, 2024, there were $27.5 million of unrecognized compensation costs related to unvested Class A Shares and Class C Shares. These costs are expected to be recognized over a weighted average period of 1.03 years.
Restricted Stock Units
RSUs were granted to certain executives and employees under the Kinetik Holdings Inc. Amended and Restated 2019 Omnibus Compensation Plan (the “2019 Plan”) with various service vesting requirements. Such RSUs may be settled only for shares of Class A Common Stock on a one-for-one basis, contingent upon continued employment.
The table below summarizes RSUs activity for the year ended December 31, 2024:

	Number of Shares(1)	Weighted Avg Grant-Date Fair Market Value Per Unit(1)
Outstanding and unvested units as of December 31, 2023	435,220	$31.15
Granted	770,227	39.83
Vested	493,402	41.89
Forfeited	13,450	32.40
Outstanding and unvested units as of December 31, 2024	698,595	$33.11
(1)The number of shares and weighted average fair market value per share here includes restricted share awards issued to new employees transitioned from ALTM as part of the merger.
The table below summarizes aggregate intrinsic value (market value at vesting date) and grant-date fair value of vested RSUs for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023

	(In thousands)
Aggregate intrinsic value of vested RSUs	$21,104	$7,446
Grant-date fair value of vested RSUs	$20,667	$6,931
As of December 31, 2024, there were $10.4 million of unrecognized compensation costs related to unvested RSUs. These costs are expected to be recognized over a weighted average period of 1.49 years.
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

The table below summarizes PSU activities for the year ended December 31, 2024:

	Number of Shares	Weighted Avg Grant-Date Fair Market Value Per Unit
Granted in 2024	198,703	$36.76
Outstanding and unvested units as of December 31, 2024	198,703	$36.76
No vesting or forfeiture occurred for PSUs for the year ended December 31, 2024.
The table below presents a summary of the grant-date fair value assumptions used to value the PSUs on the grant date:

March 2024
Grant-date fair value per unit	$36.76
Beginning average price	$32.84
Risk-free interest rate	4.21%
Volatility factor	37%
Expected term	2.82 years
As of December 31, 2024, there were $5.2 million of unrecognized compensation costs related to the PSUs. These costs are expected to be recognized over a weighted average period of 2.00 years.
With respect to above Class A Shares, Class C Shares, RSUs and PSUs, the Company recorded compensation expenses of $76.5 million, $56.0 million and $42.8 million in “General and administrative expenses” of the Consolidated Statements of Operations, for the years ended December 31, 2024, 2023 and 2022, respectively, based on a straight-line amortization of the associated awards’ fair value over the respective vesting life of the shares.

15. INCOME TAXES
The total income tax provision consists of the following:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Current income tax expense:
Federal	$1,329	$—	$—
State	2,203	492	522
	3,532	492	522
Deferred tax (benefit) expense:
Federal	19,535	(235,627)	—
State	(32)	2,227	2,094
	19,503	(233,400)	2,094
Total	$23,035	$(232,908)	$2,616

The difference between the effective income tax rate and the U.S. statutory rate is reconciled below:

	Year Ended December 31,
	2024	2023

U.S. statutory rate	21.00%	21.00%
Tax attributable to noncontrolling interest	(13.11)%	(13.51)%
State tax rate	2.03%	1.64%
Other	(1.30)%	0.02%
Valuation allowance	—%	(160.84)%
Effective rate	8.62%	(151.69)%
The net deferred tax assets reflect the tax impact of temporary differences between the asset and liability amounts carried on the balance sheet under U.S. GAAP and amounts utilized for income tax purposes. The net deferred tax assets consist of the following:

	December 31,
	2024	2023

	(In thousands)
Deferred tax assets:
Investment in partnership	$110,856	$145,990
Net operating losses	90,435	88,788
Other	2,705	849
Total deferred tax assets	203,996	235,627
Deferred tax liabilities:
Property, plant, and equipment	16,761	13,244
Net deferred tax assets	$187,235	$222,383
For state purposes, the Company records deferred tax assets and liabilities based on the differences between the carrying value and tax basis of assets and liabilities recorded on the Consolidated Balance Sheets.
For federal purposes, the Company has deferred tax assets related to (i) its investment in the Partnership and (ii) net operating losses (“NOLs”) with no expiration date. As of December 31, 2024, embedded in the investment in partnership deferred tax asset is approximately $21.3 million related to the carryover of interest expense limitation under IRC 163(j). The carryover for the interest expense limitation has no expiration. The Company has evaluated all positive and negative evidence to conclude that it is more likely than not that such deferred tax assets will be realized. This determination was based, in part, on the fact that the Company achieved a three-year cumulative position of profitability as of December 31, 2024. It is also based on our projections of future taxable income at current commodity prices and our current cost structure. This positive evidence outweighs negative evidence regarding the realization of the Company’s deferred tax assets. As a result, no valuation allowance was recorded with respect to such deferred tax assets as of December 31, 2024.
Internal Revenue Code (“IRC”) Section 382 addresses company ownership changes and specifically limits the utilization of certain deductions and other tax attributes on an annual basis following an ownership change. The Company experienced ownership changes within the meaning of IRC Section 382 that subjected certain of the Company's tax attributes, including NOLs, to an IRC Section 382 limitation. Subsequent ownership changes could further impact the limitation in future years. However, notwithstanding such limitation, we expect to use substantially all of our NOLs to offset our future federal tax liabilities. The timing of such usage will depend upon our future earnings and future tax circumstances.
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
The Company had no uncertain tax position as of December 31, 2024 and 2023.

The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company has recorded no interest or penalties associated with unrecognized tax benefits. As of December 31, 2024, tax years 2020 through 2024 remain subject to examination by various taxing authorities.

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
The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per common share:

	Year Ended December 31,
	2024	2023	2022

	(In thousands, except per share amounts)
Net income attributable to Class A common shareholders	$80,014	$289,442	$40,735
Less: Net income available to participating unvested restricted Class A common shareholders(1)	(18,829)	(17,406)	(12,530)
Excess preferred carrying amount over consideration paid(2)	—	—	32,900
Total net income attributable to Class A common shareholders - basic	$61,185	$272,036	$61,105

Net income attributable to Class A Common shareholders - basic	$61,185	$272,036	$61,105
Net income attributable to Common Units limited partners(3)	—	97,010	—
Total net income attributable to Class A common shareholders - diluted	$61,185	$369,046	$61,105

Weighted average shares outstanding - basic(4)	59,284	51,823	41,630
Dilutive effect of unvested Class A common shares(5)	831	269	35
Dilutive effect of exchange of outstanding Common Units(3)	—	94,105	—
Weighted average shares outstanding - diluted	60,115	146,197	41,665

Net income available per common share - basic	$1.03	$5.25	$1.47
Net income available per common share - diluted	$1.02	$2.52	$1.47
(1)Represents dividends paid to unvested Class A and Class C Shares, RSUs and PSUs.
(2)Represented excess of carrying value of redeemable noncontrolling interest Preferred Units over redemption price at redemption.
(3)The effect of an assumed exchange of outstanding Common Units (and the cancellation of a corresponding number of shares of outstanding Class C Common Stock) would have been anti-dilutive for the years ended December 31, 2024 and 2022.
(4)Share amounts have been retrospectively restated to reflect the Company’s two-for-one Stock Split. Refer to Note 11—Equity and Warrants in the Notes to our Consolidated Financial Statements in this Annual Report for further information.
(5)Includes dilutive effect from both RSUs and PSUs on unvested Class A common shares.
17.    COMMITMENTS AND CONTINGENCIES
Accruals for loss contingencies arising from claims, assessments, litigation, environmental, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. As of December 31, 2024 and 2023, there were no accruals for loss contingencies.

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
As of the Durango Closing Date, the Company became a potential responsible party to certain potential civil penalties related to excess emission violations of certain gas plants and compressor stations acquired. The Company estimated a liability of $24.0 million based on information related to the alleged violations available as of the Durango Closing Date and December 31, 2024.
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
Upon Closing, the Company evaluated the earn-out consideration classification in accordance with ASC 480. The Company determined the earn-out consideration to be classified as a liability based on the settlement provision. As of Closing, the Company recorded an initial contingent liability of $64.0 million and further reduced such contingent liability through a measurement period adjustment of $59.5 million, based on information available as of the Durango Acquisition Date, but obtained subsequent thereto. The earn-out liability is a function of the present value of projected spend as evaluated using a weighted probability model. Pursuant to ASC 805, the Company also recorded a fair value adjustment of $0.2 million within “Costs of sales (exclusive of depreciation and amortization)” of the Consolidated Statement of Operations for the year ended December 31, 2024. The contingent liability associated with the Kings Landing Project of $4.7 million was included in “Other current liabilities” of the Consolidated Balance Sheet as of December 31, 2024.
2019 PDC Acquisition
As part of the acquisition of Permian Gas on June 11, 2019, consideration included a contingent liability arrangement with PDC Permian, Inc. (“PDC”). The arrangement requires additional monies to be paid by the Company to PDC on a per Mcf basis if the actual annual Mcf volume amounts exceed forecasted annual Mcf volume amounts starting in 2020 and continuing through 2029. The total monies paid under this arrangement are capped at $60.5 million and are payable on an annual basis over the earn-out period. PDC’s actual annual Mcf volume did not exceed the incentive forecast volume during the past five years and is not expected to over the next five years; therefore, the estimated fair value of the contingent consideration liability was nil as of December 31, 2024 and 2023.

Letters of Credit
Our Revolving Credit Facility maturing on June 8, 2027, can be used for letters of credit. Our obligations with respect to related letters of credit totaled $12.6 million and $12.6 million as of December 31, 2024 and 2023, respectively.

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
Upon closing of the Altus Acquisition, the Company had the following shareholders that owned more than 10% of the Company’s issued and outstanding Common Stock: BCP Raptor Aggregator, LP, Blackstone Management Partners, LLC, BX Permian Pipeline Aggregator LP, Buzzard Midstream LLC and Apache Midstream LLC (“Apache”). Out of these affiliates, the Company has product and service revenue contracts and operating expense contracts with Apache Midstream. In addition, Apache acquired Titus Oil and Gas, LLC (“Titus”) in October 2022, at which time Titus became a related party. Through secondary offerings completed in December 2023 and March 2024, Apache sold all of the Company’s Class A Common Stock it owned. Pursuant to ASC 850, Apache was no longer a related party after the completion of its secondary offering in December 2023 as it owned less than 10% of the Company’s common stock. Pursuant to Regulation S-K, Item 404(a), Apache ceased to be a related party as of March 18, 2024 as it no longer owned any of the Company’s common stock.
The Company also has equity interests in PHP, Breviloba and EPIC as of December 31, 2024. Investments in these EMIs are accounted for using the equity investment method and are considered unconsolidated affiliates. The Company makes contributions, receives distributions and records equity in earnings or losses from these EMIs. See Note 7—Equity Method Investments in the Notes to our Consolidated Financial Statements in this Annual Report for further information. In addition to equity investment activities, the Company pays a demand fee to PHP and a capacity fee to Breviloba for certain volumes transported on the Shin Oak pipeline.
The following table summarizes transactions with the above unconsolidated affiliates. Investment contributions, distributions and equity in earnings from EMIs are detailed in Note 7—Equity Method Investments in the Notes to our Consolidated Financial Statements in this Annual Report, thus, not included in the table below.

	For the Year Ended December 31,
	2024(1)	2023	2022

	(In thousands)
Operating revenue	$17,211	$104,138	$107,662
Operating expense	$179	$759	$632
Cost of sales	$58,496	$59,118	$39,304
(1)Included activities from Apache for the period ended March 18, 2024, on which date Apache ceased to be a related party.
As of December 31, 2024, the Company had no accounts receivable or accounts payable due from or to related parties. As of December 31, 2023, accounts receivable from Apache Midstream and Titus totaled $15.8 million and immaterial accounts payable were due to Apache Midstream and Titus.

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
Our Chief Executive Officer, who is the CODM, uses segment net income or loss including noncontrolling interests adjusted for taxes, depreciation and amortization, gain or loss on disposal of assets, the proportionate EBITDA from our EMI pipelines, equity income and gain from sale of investments recorded using the equity method, noncash increases and decreases related to hedging activities, fair value adjustments for contingent liabilities, integration and transaction costs and extraordinary losses and unusual or non-recurring charges (“Segment Adjusted EBITDA”) to access performance of each operating segment. For both segments, the CODM uses Segment Adjusted EBITDA to allocate resources. The CODM considers budget-to-actual and forecast-to-actual variances on a monthly basis for both measures when making decisions about allocating capital and personnel to the segments.
The Midstream Logistics segment accounts for more than 98% of the Company’s operating revenues, cost of sales (excluding depreciation and amortization), operating expenses and ad valorem expenses. The Pipeline Transportation segment contains all of the Company’s equity method investments, which contribute more than 91% of the Segment’s Adjusted EBITDA. Corporate and Other contains the Company’s executive and administrative functions, including 84% of the Company’s general and administrative expenses and all of the Company’s stock compensation and debt service costs.
The Company regularly provides management reports to the CODM that include cost of sales, operating expenses, and general and administrative expenses related to the segments, which are all considered to be significant.
The following tables present the Segment Adjusted EBITDA of the Company’s reportable segments and reconciliations of the segment profits to consolidated income before income tax expenses for the years ended December 31, 2024, 2023 and 2022:

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Elimination	Consolidated

For the year ended December 31, 2024	(In thousands)
Revenue	$1,461,898	$9,088	$—	$—	$1,470,986
Other revenue	11,652	291	—	—	11,943
Intersegment revenue(2)	—	26,099	—	(26,099)	—
Total segment operating revenue	1,473,550	35,478	—	(26,099)	1,482,929
Costs of sales (excluding depreciation and amortization expense)	(620,617)	(1)	—	—	(620,618)
Intersegment cost of sales	(26,099)	—	—	26,099	—
Operating expenses(3)	(217,780)	(2,904)	—	—	(220,684)
General and administrative expenses	(19,623)	(1,689)	(112,845)	—	(134,157)
Proportionate EMI EBITDA	—	346,666	—	—	346,666
Other segment items(4)	25,452	—	91,530		116,982
Segment Adjusted EBITDA(5)	$614,883	$377,550	$(21,315)	$—	$971,118

Reconciliation of Segment Adjusted EBITDA to income before income taxes
Segment Adjusted EBITDA(5)	$614,883	$377,550	$(21,315)	$—	$971,118
Add back:
Other interest income	—	—	1,988	—	1,988
Gain on sale of equity method investment	—	89,802	—	—	89,802
Equity in earnings of unconsolidated affiliates	—	213,191	—	—	213,191
Deduct:
Interest expense	81	—	217,154	—	217,235
Depreciation and amortization expenses	314,970	9,204	23	—	324,197
Contract assets amortization	6,621	—	—	—	6,621
Proportionate EMI EBITDA	—	346,666	—	—	346,666
Share-based compensation	—	—	76,536	—	76,536
Loss on disposal of assets, net	4,040	—	—	—	4,040
Commodity hedging unrealized loss	10,788	—	—	—	10,788
Loss on debt extinguishment	—	—	525	—	525
Contingent liabilities fair value adjustment	200	—	—	—	200
Integration costs	2,110	—	3,716	—	5,826
Acquisition transaction costs	—	—	4,096	—	4,096
Other one-time costs and amortization	4,919	—	7,182	—	12,101
Income (loss) before income taxes	$271,154	$324,673	$(328,559)	$—	$267,268

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Elimination	Consolidated

For the year ended December 31, 2023	(In thousands)
Revenue	$1,236,304	$3,857	$—	$—	$1,240,161
Other revenue	13,343	2,908	—	—	16,251
Intersegment revenue(2)	—	1,678	—	(1,678)	—
Total segment operating revenue	1,249,647	8,443	—	(1,678)	1,256,412
Costs of sales (excluding depreciation and amortization expense)	(514,035)	(1,686)	—		(515,721)
Intersegment cost of sales	(1,678)	—	—	1,678	—
Operating expenses(3)	(182,684)	(458)	—	—	(183,142)
General and administrative expenses	(17,216)	(1,265)	(79,425)	—	(97,906)
Proportionate EMI EBITDA	—	306,072	—	—	306,072
Other segment items(4)	9,156	—	63,959	—	73,115
Segment Adjusted EBITDA(5)	$543,190	$311,106	$(15,466)	$—	$838,830

Reconciliation of Segment Adjusted EBITDA to income before income taxes
Segment Adjusted EBITDA(5)	$543,190	$311,106	$(15,466)	$—	$838,830
Add back:
Other interest income	—	—	677	—	677
Warrant valuation adjustment	—	—	88	—	88
Commodity hedging unrealized gain	4,291	—	—	—	4,291
Equity in earnings of unconsolidated affiliates	—	200,015	—	—	200,015
Deduct:
Interest expense	47	—	205,807	—	205,854
Depreciation and amortization expenses	275,568	5,395	23	—	280,986
Contract assets amortization	6,620	—	—	—	6,620
Proportionate EMI EBITDA	—	306,072	—	—	306,072
Share-based compensation	—	—	55,983	—	55,983
Loss on disposal of assets, net	19,402	—	—	—	19,402
Loss on debt extinguishment	—	—	1,876	—	1,876
Integration costs	59	—	956	—	1,015
Acquisition transaction costs	33	—	615	—	648
Other one-time costs and amortization	5,996	—	5,905	—	11,901
Income (loss) before income taxes	$239,756	$199,654	$(285,866)	$—	$153,544

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated(6)

For the year ended December 31, 2022	(In thousands)
Revenue	$1,198,474	$1,833	$—	$1,200,307
Other revenue	13,175	8	—	13,183
Total segment operating revenue	1,211,649	1,841	—	1,213,490
Costs of sales (excluding depreciation and amortization expense)	(541,518)	—	—	(541,518)
Operating expenses(3)	(153,456)	(239)	(564)	(154,259)
General and administrative expenses	(18,155)	(1,288)	(74,825)	(94,268)
Proportionate EMI EBITDA	—	268,826	—	268,826
Other segment items(4)	17,525	97	62,296	79,918
Segment Adjusted EBITDA(5)	$516,045	$269,237	$(13,093)	$772,189

Reconciliation of segment adjusted EBITDA to income before income taxes
Segment Adjusted EBITDA(5)	$516,045	$269,237	$(13,093)	$772,189
Add back:
Warrant valuation adjustment	—	—	133	133
Gain on redemption of mandatorily redeemable Preferred Units	—	—	9,580	9,580
Gain on embedded derivative	—	—	89,050	89,050
Equity in earnings of unconsolidated affiliates	—	180,956	—	180,956
Deduct:
Interest expense	47,419	(664)	102,497	149,252
Depreciation and amortization expenses	259,318	1,016	11	260,345
Contract assets amortization	1,807	—	—	1,807
Proportionate EMI EBITDA	—	268,826	—	268,826
Share-based compensation	—	—	42,780	42,780
Loss (gain) on disposal of assets	12,645	—	(34)	12,611
Loss (gain) on debt extinguishment	27,983	(8)	—	27,975
Integration costs	1,314	93	10,801	12,208
Acquisition transaction costs	9	—	6,403	6,412
Other one-time costs and amortization	14,137	4	2,214	16,355
Income (loss) before income taxes	$151,413	$180,926	$(79,002)	$253,337
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
(2)The Company accounts for intersegment sales at market prices, while it accounts for asset transfers at book value. Intersegment revenue is eliminated at consolidation.
(3)Operating expenses includes ad valorem taxes.
(4)Other segment items include other income related to sales tax refund, proceeds from insurance claims and legal settlements, and warrants fair value adjustments, share-based compensation, and one-time or nonrecurring cost adjustments related to amortization of contract costs, commodity hedging unrealized (gain)/loss, contingent liabilities fair value adjustment, integration costs, acquisition transaction costs and other one-time cost or amortization.
(5)Segment adjusted EBITDA is a non-GAAP measure; please see Key Performance Metrics in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report, for a definition and reconciliation to the GAAP measure.
(6)Results do not include legacy ALTM prior to February 22, 2022. Refer to Note 1 —Description of Business and Basis of Presentation in the Notes to our Consolidated Financial Statements in this Annual Report, for further information on the Company’s basis of presentation.

The following tables present supplemental segment information that are not included in the segment profit measurements above for the years ended December 31, 2024, 2023 and 2022:

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated

For the year ended December 31, 2024	(In thousands)
Income tax expenses	$—	$—	$23,035	$23,035
Segment assets (2)	4,326,954	2,270,403	217,580	6,814,937
Total capital expenditures (3)	273,783	2,080	10	275,873

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated

For the year ended December 31, 2023	(In thousands)
Income tax benefit	$—	$—	$(232,908)	$(232,908)
Segment assets (2)	3,772,764	2,703,588	20,521	6,496,873
Total capital expenditures (3)	234,879	94,675	—	329,554

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated

For the year ended December 31, 2022	(In thousands)
Income tax expenses	$—	$—	$2,616	$2,616
Segment assets (2)	3,486,948	2,414,829	17,934	5,919,711
Total capital expenditures (3)	195,346	26,233	—	221,579
(1)Corporate and Other represents those results that: (i) are not specifically attributable to an operating segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items.
(2)Pipeline Transportation includes investment in unconsolidated affiliates of $2.12 billion, $2.54 billion and $2.38 billion as of December 31, 2024, 2023 and 2022, respectively.
(3)Excludes contributions, acquisition and divestiture of equity interest in the Company’s EMIs included in Pipeline Transportation segment assets. See Note 7—Equity Method Investments in the Notes to our Consolidated Financial Statements in this Annual Report for additional information.

20.    SUBSEQUENT EVENTS
On January 14, 2025, the Company consummated the previously announced transaction contemplated by the definitive agreement with Permian Resources Corporation (“Permian Resources”) to acquire certain natural gas and crude oil gathering systems assets, primarily located in Reeves County, Texas, for approximately $178.4 million of cash consideration (“Permian Resources Midstream Acquisition”). We are currently evaluating the Permian Resources Midstream Acquisition and have not completed the purchase accounting.
On January 22, 2025, the Board declared a cash dividend of $0.78 per share on the Company’s Class A Common Stock which was paid to stockholders of record as of February 3, 2025, on February 12, 2025. The Company, through its ownership of the general partner of the Partnership, declared a distribution of $0.78 per Common Unit from the Partnership to the holders of Common Units, which was paid on February 12, 2025.