Form 10-Q
period 2025-03-31
Kinetik Holdings Inc.
filed 2025-05-08
CIK 1692787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s Class A Common Stock, par value $0.0001 per share issued and outstanding as of April 30, 2025	60,922,483
Number of shares of registrant’s Class C Common Stock, par value $0.0001 per share issued and outstanding as of April 30, 2025	97,039,202

i

GLOSSARY OF TERMS
The following are abbreviations and definitions of certain terms which may be used in this Quarterly Report on Form 10-Q and certain terms which are commonly used in the exploration, production and midstream sectors of the oil and natural gas industry:
•A/R Facility. Accounts Receivable Securitization Facility
•ASC. Accounting Standards Codification
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
•Delaware Basin. Located on the western section of the Permian Basin. The Delaware Basin covers a 6.4 million acre area
•EBITDA. Earnings before interest, taxes, depreciation, and amortization
•Field. An area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations
•FASB. Financial Accounting Standards Board
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

FORWARD-LOOKING STATEMENTS AND RISK
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “might,” “outlook,” “possibly,” “potential,” “prospect,” “should,” “would,” or similar terminology. The absence of these words does not mean that a statement is not forward-looking. Although we believe that the expectations reflected in such forward-looking statements are reasonable under the circumstances, we can give no assurance that such expectations will prove to have been correct. Key factors that could cause actual results to differ materially from our expectations include, but are not limited to, assumptions about:
•our ability to integrate operations or realize any anticipated benefits, savings or growth from the Barilla Draw Acquisition and Durango Acquisition (as defined herein). See Note 2 — Business Combinations in the Notes to our Condensed Consolidated Financial Statements set forth in this Form 10-Q;
•the market prices of oil, natural gas, NGLs, electricity and other products or services;
•competition from other pipelines, terminals or other forms of midstream assets and competition from other service providers for gathering system capacity and availability;
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
•the risks associated with the construction of midstream infrastructure, including delays and cost overruns;
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
•the changes in the U.S. and foreign trade policy and the impact of tariffs on our business and results of operations;
•the occurrence of an extreme weather event, terrorist attack or other event that materially impacts project construction and our operations, including cyber or other operational electronic systems;
•our ability to successfully implement, execute and achieve our sustainability goals and initiatives;
•the realizability and valuation allowance assessment of our net deferred tax asset position;
•general economic and political conditions, including the armed conflicts in Ukraine, Israel and the Gaza Strip and elsewhere in the Middle East, the impact of foreign and domestic trade policies under the Trump Administration and other factors; and other factors disclosed in “Part I, Item 1A. — Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 3, 2025.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2025	2024

	(In thousands, except per share data)
Operating revenues:
Service revenue	$127,926	$102,195
Product revenue	312,505	236,567
Other revenue	2,832	2,632
Total operating revenues(1)	443,263	341,394
Operating costs and expenses:
Costs of sales (exclusive of depreciation and amortization)(2) (3)	223,364	153,687
Operating expenses	63,603	43,406
Ad valorem taxes	6,791	6,292
General and administrative expenses	37,592	34,136
Depreciation and amortization expenses	92,673	73,606
(Gain) loss on disposal of assets, net	(40)	4,166
Total operating costs and expenses	423,983	315,293
Operating income	19,280	26,101
Other income (expense):
Interest and other income	785	91
Interest expense	(55,714)	(47,467)
Equity in earnings of unconsolidated affiliates	57,478	60,469
Total other income, net	2,549	13,093
Income before income taxes	21,829	39,194
Income tax expense	2,567	3,787
Net income including noncontrolling interest	19,262	35,407
Net income attributable to Common Unit limited partners	13,132	23,857
Net income attributable to Class A Common Stock Shareholders	$6,130	$11,550

Net income attributable to Class A Common Shareholders, per share
Basic	$0.05	$0.12
Diluted	$0.05	$0.12
Weighted-average shares
Basic	60,162	57,869
Diluted	61,001	58,392
(1)Includes amounts associated with related parties of nil and $17.2 million for the three months ended March 31, 2025 and 2024, respectively.
(2)Includes amounts associated with related parties of $4.7 million and $23.3 million for the three months ended March 31, 2025 and 2024, respectively.
(3)Costs of sales (exclusive of depreciation and amortization) is net of gas service fees totaling $62.2 million and $44.5 million for the three months ended March 31, 2025 and 2024, respectively, for certain volumes where we act as principal.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2025	2024

	(In thousands, except shares data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,845	$3,606
Accounts receivable, net of allowance for credit losses of $1,000 in 2025 and 2024	122,527	111,940
Accounts receivable pledged	148,800	140,200
Derivative assets	2,285	2,308
Prepaid and other current assets	32,541	36,705
	314,998	294,759
NONCURRENT ASSETS:
Property, plant and equipment, net	3,640,569	3,433,864
Intangible assets, net	633,775	652,490
Derivative asset, non-current	83	65
Operating lease right-of-use assets	35,356	29,814
Deferred tax assets	207,729	203,996
Deferred charges and other assets	80,749	76,994
Investments in unconsolidated affiliates	2,112,347	2,117,878
Goodwill	5,077	5,077
	6,715,685	6,520,178
Total assets	$7,030,683	$6,814,937
LIABILITIES, NONCONTROLLING INTEREST, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,672	$27,239
Accrued expenses	233,725	186,714
Derivative liabilities	27,466	10,011
Current portion of operating lease liabilities	15,810	18,701
Current debt obligations	148,800	140,200
Other current liabilities	10,843	35,689
	475,316	418,554
NONCURRENT LIABILITIES
Long term debt, net	3,568,457	3,363,996
Contract liabilities	20,354	20,985
Operating lease liabilities	20,170	11,490
Derivative liabilities	1,934	1,937
Other liabilities	25,698	2,148
Deferred tax liabilities	17,852	16,761
	3,654,465	3,417,317
Total liabilities	4,129,781	3,835,871
COMMITMENTS AND CONTINGENCIES (Note 15)
Redeemable noncontrolling interest — Common Unit limited partners	5,450,555	5,955,662
EQUITY:
Class A Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 60,922,044 and 59,929,611 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	6	6
Class C Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 97,039,202 and 97,783,034 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	9	9
Deferred consideration	1	1
Additional paid-in capital	66,966	—
Accumulated deficit	(2,616,635)	(2,976,612)
Total equity	(2,549,653)	(2,976,596)
Total liabilities, noncontrolling interest, and equity	$7,030,683	$6,814,937

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2025	2024

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$19,262	$35,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	92,673	73,606
Amortization of deferred financing costs	1,972	1,699
Amortization of contract costs	1,656	1,655
Distributions from unconsolidated affiliates	63,337	77,213
Derivative settlement	(4,714)	3,754
Derivative fair value adjustment	22,171	1,957
(Gain) loss on disposal of assets, net	(40)	4,166
Equity in earnings of unconsolidated affiliates	(57,478)	(60,469)
Share-based compensation	20,653	22,561
Deferred income taxes	2,460	3,660
Changes in operating assets and liabilities:
Accounts receivable and pledged receivable	(19,187)	5,843
Other assets	(1,886)	1,865
Accounts payable	(7,090)	(20,982)
Accrued liabilities	19,244	1,756
Other non-current liabilities	23,550	11
Operating leases	247	3
Net cash provided by operating activities	176,830	153,705
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment expenditures	(74,546)	(57,975)
Intangible assets expenditures	(6,929)	(2,223)
Investments in unconsolidated affiliates	(888)	(3,273)
Distributions from unconsolidated affiliate	560	1,240
Cash proceeds from disposals	45	251
Net cash paid for acquisitions	(178,380)	—
Net cash used in investing activities	(260,138)	(61,980)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing under A/R Facility	8,600	—
Proceeds from borrowings from long-term debt	250,000	—
Payments of debt issuance costs, net	(2,497)	(11)
Proceeds from debt premium, net	625	—
Proceeds from revolver	388,000	44,000
Payments of revolver	(433,000)	(91,000)
Cash dividends paid to Class A Common Stock shareholders	(46,983)	(38,747)
Distributions paid to Common Unit limited partners	(76,198)	(721)
Net cash provided by (used in) financing activities	88,547	(86,479)
Net change in cash	5,239	5,246
CASH, BEGINNING OF PERIOD	3,606	4,510
CASH, END OF PERIOD	$8,845	$9,756

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2025	2024

	(In thousands)
SUPPLEMENTAL SCHEDULE OF INVESTING AND FINANCING ACTIVITIES
Cash paid for interest, net of amounts capitalized	$23,710	$57,095
Property and equipment and intangible accruals in accounts payable and accrued liabilities	$41,907	$20,564
Right-of-use assets obtained in exchange for lease liabilities	$15,767	$—
Class A Common Stock issued through dividend and distribution reinvestment plan	$390	$74,247

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Redeemable Noncontrolling Interest — Common Unit Limited Partners	Class A Common Stock		Class C Common Stock		Class C Common Stock Deferred Consideration		Additional Paid-in Capital	Accumulated Deficit	Total Equity
		Shares	Amount	Shares	Amount	Shares(1)	Amount

		(In thousands)
For the Three Months Ended March 31, 2024
Balance at December 31, 2023	$3,157,807	57,097	$6	94,089	$9	—	$—	$192,678	$(723,516)	$(530,823)
Redemption of Common Units	(5,060)	146	—	(146)	—	—	—	5,060	—	5,060
Issuance of common stock through dividend and distribution reinvestment plan	—	2,179	—	—	—	—	—	74,247	—	74,247
Share-based compensation	—	290	—	—	—	—	—	22,561	—	22,561
Net income	23,857	—	—	—	—	—	—	—	11,550	11,550
Change in redemption value of noncontrolling interest	518,581	—	—	—	—	—	—	(300,296)	(218,285)	(518,581)
Recognition of deferred tax asset	—	—	—	—	—	—	—	5,750	—	5,750
Distributions paid to Common Unit limited partners	(70,515)	—	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($0.75 per share)	—	—	—	—	—	—	—	—	(43,200)	(43,200)
Balance at March 31, 2024	$3,624,670	59,712	$6	93,943	$9	—	$—	$—	$(973,451)	$(973,436)

For the Three Months Ended March 31, 2025
Balance at December 31, 2024	$5,955,662	59,930	$6	97,783	$9	7,680	$1	$—	$(2,976,612)	$(2,976,596)
Redemption of Common Units	(40,821)	744	—	(744)	—	—	—	40,821	—	40,821
Issuance of common stock through dividend and distribution reinvestment plan	—	6	—	—	—	—	—	390	—	390
Share-based compensation	—	242	—	—	—	—	—	20,653	—	20,653
Net income	13,132	—	—	—	—	—	—	—	6,130	6,130
Change in redemption value of noncontrolling interest	(401,214)	—	—	—	—	—	—	—	401,214	401,214
Recognition of deferred tax asset	—	—		—	—	—	—	5,102	—	5,102
Distributions paid to Common Unit limited partners	(76,204)	—	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($0.78 per share)	—	—	—	—	—	—	—	—	(47,367)	(47,367)
Balance at March 31, 2025	$5,450,555	60,922	$6	97,039	$9	7,680	$1	$66,966	$(2,616,635)	$(2,549,653)
(1)Pursuant to the Durango MIPA (as defined herein), deferred consideration of 7.7 million shares of Class C Common Stock is to be issued on July 1, 2025. Fair value of the deferred consideration was included in the “Redeemable noncontrolling interest—Common Units limited partners” of the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

KINETIK HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These Condensed Consolidated Financial Statements have been prepared by Kinetik Holdings Inc. (the “Company”), without audit, pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods, on a basis consistent with the annual audited financial statements, with the exception of recently adopted accounting pronouncements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2025.

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
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. Certain reclassifications of prior year balances have been made to conform such amounts to the current year’s presentation. These reclassifications have no impact on net income. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year; accordingly, you should read these Condensed Consolidated Financial Statements in conjunction with our Consolidated Financial Statements and related notes included in our 2024 Annual Report on Form 10-K. All intercompany balances and transactions have been eliminated in consolidation.
During the year ended December 31, 2024, the Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which has required prior periods to reflect the change in presentation. See Note 2—Summary of Significant Accounting Policies, Recent Accounting Pronouncements in our 2024 Annual Report on Form 10-K for further discussion.
Significant Accounting Policies
The accounting policies that we follow are set forth in Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K. There were no significant updates or revisions to our accounting policies during the three months ended March 31, 2025.
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

In addition, the Company incurs cost of sales with two of its equity method investment (“EMI”) pipeline entities, Permian Highway Pipeline LLC (“PHP”) and Breviloba, LLC (“Breviloba”). The Company pays a demand fee to PHP and pays a capacity fee to Breviloba for certain volumes moving on the Shin Oak NGL Pipeline. For the three months ended March 31, 2025, the Company recorded cost of sales of $4.7 million with these affiliates. For the three months ended March 31, 2024, the Company recorded cost of sales of $13.9 million with these affiliates.
Recently issued accounting pronouncements not yet adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in this update require, among other items, that public entities disclose, on an annual and interim basis, (i) specific categories of income taxes in the rate reconciliation, and (ii) a disaggregation of income taxes paid by federal, state, and foreign taxes. ASU 2023-09 is effective for the fiscal year beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied prospectively with retrospective application permitted. We are evaluating the effects of the amendment on our Consolidated Financial Statements and expect to disclose the required information beginning in the Annual Report on Form 10-K for the year ended December 31, 2025.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40), Disaggregation of Income Statement Expenses (“ASU 2024-23”). In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures - Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 and ASU 2025-01 require a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. All public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the effect that ASU 2024-03 and 2025-01 will have on the disclosures within its Consolidated Financial Statements.

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
As of March 31, 2025, our allocations of purchase price for acquisitions made during 2025 and 2024 are detailed below:

	Acquisition Date	Acquisition	Consideration Transferred	Current Assets	Property Plant & Equipment	Intangible Assets	Other Long Term Assets	Liabilities	Contingent Consideration

			(In thousands)
(1)	Q1 2025	Barilla Draw	$178,380	$—	$167,780	$10,600	$15,652	$15,652	$—
(2)	Q2 2024	Durango Permian, LLC	$781,167	$61,171	$627,452	$183,000	$3,621	$89,577	$4,500
Barilla Draw Acquisition
On January 14, 2025, the Company completed the previously announced bolt-on acquisition with Permian Resources Corporation (“Permian Resources”, or “Seller”), who directly owns all of the issued and outstanding membership interests of (a) RC Permian Gathering, LLC, a Delaware limited liability company (“Permian Interests”) and (b) Barilla Draw Gathering, LLC, a Delaware limited liability company (“Barilla Interests”), to acquire all issued and outstanding Permian Interests and Barilla Interests (the “Barilla Acquisition”) for $178.4 million of cash consideration. Assets acquired consisted of natural gas and crude gathering pipelines and compression of $167.8 million, intangible right-of-way assets of $10.6 million and operating lease right of use assets of $15.7 million. Acquired gathering pipelines and compression were valued based on replacement cost along with economic obsolescence adjustments. These assets are depreciated over an estimated useful life of 20 years. Intangible right-of-way assets were valued based on the across-the-fence method and are amortized over an estimated useful life of seven years. Acquired net assets from this business combination were included in the Midstream Logistics segment. This transaction was accounted for as a business combination in accordance with ASC 805. Certain data necessary to complete the purchase price allocation is not yet available, including, but not limited to, the completion of the valuation of the underlying assets and liabilities assumed. The Company is continuing its review of these matters during the measurement period. Acquisition-related costs were immaterial for this transaction. For the three months ended March 31, 2025, Barilla Draw recorded revenues of $9.1 million and net income of $1.7 million.
Durango Acquisition
On June 24, 2024 (the “Durango Closing Date”), the Company consummated the Membership Interest Purchase Agreement (the “Durango MIPA”), dated May 9, 2024, by and between the Company, the Partnership, and Durango Midstream LLC, an affiliate of Morgan Stanley Equity Partners (the “Durango Seller”), pursuant to which the Partnership purchased all of the membership interests of Durango Permian, LLC and its wholly owned subsidiaries (“Durango”) from Durango Seller for an adjusted purchase price of approximately $785.7 million (the “Durango Acquisition”). Durango Seller is entitled to an earn out of up to $75.0 million in cash contingent upon the Kings Landing gas processing complex in Eddy County, New Mexico (the “Kings Landing Project”), which is currently under construction, being placed into service (the “Kings Landing Earnout”). The Kings Landing Earnout is subject to reductions based on actual capital costs associated with the Kings Landing Project. The Company recorded a contingent liability related to the Kings Landing Earnout based on project completion probability, see additional information in Note 15—Commitments and Contingencies in the Notes to our Condensed Consolidated Financial Statements set forth in this Form 10-Q. The Durango Acquisition allows the Company to further expand its footprint into New Mexico and across the Northern Delaware Basin.
The Durango Acquisition was accounted for as a business combination in accordance with ASC 805 Business Combination (“ASC 805”). Starting on the Durango Closing Date, our Consolidated Financial Statements reflected Durango as a consolidated subsidiary. The accompanying Condensed Consolidated Financial Statements herein include (i) the combined net assets of the Company carried at historical costs and net assets of Durango carried at fair value as of the Durango Closing Date and (ii) the combined results of operations of the Company with Durango’s results presented within the Condensed Consolidated Financial Statements from the Durango Closing Date going forward. Acquired net assets from this business combination were included in the Midstream Logistic segment. For the three months ended March 31, 2025, Durango recorded revenues of $51.6 million and net income of $3.8 million.
Supplemental Pro Forma Information
The table below presents the unaudited supplemental pro forma combined financial information for the three months ended March 31, 2024 as if the Durango Acquisition had been completed on January 1, 2023.

Three Months Ended March 31, 2024

(In thousands)
Revenues	$414,096
Net income including noncontrolling interest	$37,228
The unaudited supplemental pro forma financial data is for informational purposes only and is not indicative of future results.

3.    REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents a disaggregation of the Company’s revenue:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Gathering and processing services	$127,926	$102,195
Natural gas, NGLs and condensate sales	312,505	236,567
Other revenue	2,832	2,632
Total revenues	$443,263	$341,394

There have been no significant changes to the Company’s contracts with customers during the three months ended March 31, 2025, aside from the addition of certain gas gathering and processing agreements associated with the Durango Acquisition in 2024. Contracts with customers acquired through the Durango Acquisition had similar structures to the Company’s existing contracts with customers. The Company recognized $0.3 million in revenues from MVC deficiency payments for the three months ended March 31, 2025. The Company did not recognize any revenue from MVC deficiency payments for the three months ended March 31, 2024.
Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that have not yet been recognized, representing our contractually committed revenues as of March 31, 2025:

Amount

Fiscal Year	(In thousands)
Remaining of 2025	$40,424
2026	72,548
2027	75,961
2028	74,856
2029	72,225
Thereafter	163,731
$499,745
Our contractually committed revenue, for the purposes of the tabular presentation above, is limited to customer contracts that have fixed pricing and fixed volume terms and conditions, including contracts with payment obligations associated with MVCs.
Contract Liabilities
The following table provides information about contract liabilities from contracts with customers as of March 31, 2025:

Amount

(In thousands)
Balance at December 31, 2024	$26,665
Reclassification of beginning contract liabilities to revenue as a result of performance obligations being satisfied	(1,687)
Cash received in advance and not recognized as revenue	425
Balance at March 31, 2025	25,403
Less: Current portion	5,049
Non-current portion	$20,354
Contract liabilities relate to payments received in advance of satisfying performance obligations under a contract, which result from contribution in aid of construction payments. Current and noncurrent contract liabilities are included in “Other Current Liabilities” and “Contract Liabilities,” respectively, in the Condensed Consolidated Balance Sheets.
Contract Cost Assets
The Company has capitalized certain costs incurred to obtain a contract or additional contract dedicated acreage or volumes that would not have been incurred if the contract or associated acreage and volumes had not been obtained. As of March 31, 2025 and December 31, 2024, the Company had contract acquisition cost assets of $62.9 million and $64.6 million, respectively. Current and noncurrent contract cost assets are included in “Prepaid and Other Current Assets” and “Deferred Charges and Other Assets,” respectively, in the Condensed Consolidated Balance Sheets. The Company amortizes these assets as cost of sales on a straight-line basis over the life of the associated long-term customer contracts. The Company recognized costs of sales associated with these assets of $1.7 million for the three months ended March 31, 2025 and 2024.

4.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at carrying value, is as follows:

	March 31,	December 31,
	2025	2024

	(In thousands)
Gathering, processing, and transmission systems and facilities	$4,194,065	$3,977,825
Vehicles	17,721	15,659
Computers and equipment	11,208	7,872
Less: accumulated depreciation	(870,114)	(813,371)
Total depreciable assets, net	3,352,880	3,187,985
Construction in progress	256,894	215,168
Land	30,795	30,711
Total property, plant, and equipment, net	$3,640,569	$3,433,864
The cost of property classified as “Construction in progress” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet available to be placed into productive service as of the respective reporting date. The Company recorded $62.1 million and $42.9 million of depreciation expense for the three months ended March 31, 2025 and 2024, respectively. There were no impairment triggering events for property, plant and equipment during the three months ended March 31, 2025 and 2024.

5.    INTANGIBLE ASSETS, NET
Intangible assets, net, are comprised of the following:

	March 31,	December 31,
	2025	2024

	(In thousands)
Customer contracts	$1,270,106	$1,270,106
Right of way assets	214,194	196,979
Less accumulated amortization	(850,525)	(814,595)
Total amortizable intangible assets, net	$633,775	$652,490
On March 31, 2025, the remaining customer contract amortization terms range from one to seventeen years with weighted average amortization periods of approximately 6.79 years and the right-of-way assets remaining amortization terms range from three months to fourteen years with weighted average amortization periods of approximately 6.57 years. The overall remaining weighted average amortization period for the intangible assets as of March 31, 2025 was approximately 6.75 years.
The Company recorded $30.6 million and $30.7 million of amortization expense for the three months ended March 31, 2025 and 2024, respectively. There was no impairment recognized on intangible assets for the three months ended March 31, 2025 and 2024.

6.    EQUITY METHOD INVESTMENTS
As of March 31, 2025, the Company owned investments in the following long-haul pipeline entities in the Permian Basin. These investments were accounted for using the equity method of accounting. For each EMI pipeline entity, the Company has the ability to exercise significant influence based on certain governance provisions and its participation in the significant activities and decisions that impact the management and economic performance of the EMI pipeline. The table below presents the ownership percentages and investment balances held by the Company for each entity:

		March 31,	December 31,
	Ownership	2025	2024

		(In thousands)
PHP	55.5%	$1,594,801	$1,607,323
Breviloba	33.0%	432,019	428,383
Epic Crude Holdings, LP (“EPIC”)	27.5%	85,527	82,172
		$2,112,347	$2,117,878
The unamortized net basis differences included in the EMI pipeline balances were $40.0 million and $40.3 million as of March 31, 2025 and December 31, 2024, respectively. These amounts represent differences in the Company’s contributions to date and the Company’s underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized basis differences will be amortized or accreted into equity income of unconsolidated affiliates over the useful lives of the underlying pipeline assets. There was capitalized interest of $23.7 million and $23.9 million as of March 31, 2025 and December 31, 2024, respectively. Capitalized interest is amortized on a straight-line basis into equity income of unconsolidated affiliates.
The following table presents the activity in the Company’s EMIs for the three months ended March 31, 2025:

	Permian Highway Pipeline LLC	Breviloba, LLC	EPIC Crude Holdings, LP	Total

	(In thousands)
Balance at December 31, 2024	$1,607,323	$428,383	$82,172	$2,117,878
Contributions and acquisitions	888	—	—	888
Distributions(1)	(55,837)	(8,060)	—	(63,897)
Equity income, net(2)	42,427	11,696	3,355	57,478
Balance at March 31, 2025	$1,594,801	$432,019	$85,527	$2,112,347
(1)Distributions consisted a return on investment of $63.3 million, which was included in cash flows from operating activities and a return of investment of $0.6 million, which was included in cash flows from investing activities.
(2)For the three months ended March 31, 2025, net of amortization and accretion of basis differences and capitalized interests, which represents undistributed earnings, the amortization was $2.0 million from PHP, $0.2 million from Breviloba, LLC, and accretion of $1.6 million from EPIC.
Summarized Financial Information
The following table represents selected data for the Company’s ongoing EMI pipelines (on a 100 percent basis) for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025			2024
	Permian Highway Pipeline LLC	Breviloba, LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC	EPIC Crude Holdings, LP

	(In thousands)
Revenues	$128,306	$59,492	$102,427	$126,215	$50,958	$84,122
Operating income	82,572	31,976	28,555	80,567	25,420	17,535
Net income (loss)	82,649	31,991	6,545	80,159	25,552	(16,535)

7.    DEBT AND FINANCING COSTS
December 2028 Sustainability-Linked Senior Notes
On March 14, 2025, the Company completed an additional private placement of $250.0 million aggregate principal amount of 6.625% Sustainability-Linked Senior Notes due 2028 (the “New 2028 Notes”) at 101.25% of par. Interest on the New 2028 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2024. The aggregate fees and expenses totaling $2.5 million paid to third parties to issue the New 2028 Notes and the initial purchasers’ discount of $2.5 million were capitalized as debt issuance cost and original debt discount, respectively. These capitalized costs were included in the Condensed Consolidated Balance Sheets as a direct deduction to the New 2028 Notes. In addition, original debt premium of $3.1 million was added to the New 2028 Notes. The debt issuance cost and original debt discount are amortized, and the debt premium is accreted to interest expense over the term of the New 2028 Notes using the effective interest method.
The New 2028 Notes were issued as additional notes under the indenture dated as of December 6, 2023, as may be supplemented from time to time (the “Indenture”), pursuant to which the Partnership has previously issued $800.0 million aggregate principal amount of 6.625% Sustainability-Linked Senior Notes due 2028 (the “Existing Notes” and together with the New 2028 Notes, the “2028 Notes”).
The New 2028 Notes and the Existing Notes are treated as a single series of securities under the Indenture and vote together as a single class and the New 2028 Notes have substantially identical terms, other than the issue date, issue price and the first interest payment date, as the Existing Notes.
The following table summarizes the Company’s debt obligations as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024

	(In thousands)
A/R Facility(1)	$148,800	$140,200
Total current debt obligations	$148,800	$140,200

Unsecured term loan(2)	$1,000,000	$1,000,000
5.875% senior unsecured notes due 2030 (“2030 Notes”)	1,000,000	1,000,000
6.625% senior unsecured notes due 2028 (“2028 Notes”)	1,050,000	800,000
$1.25 billion revolving line of credit(3)	545,000	590,000
Total long-term debt	3,595,000	3,390,000
Debt issuance costs, net(4)	(27,380)	(26,174)
Unamortized debt premiums and discounts, net	837	170
Total long-term debt, net	$3,568,457	$3,363,996
(1)The effective interest rate was 5.32% and 5.55% as of March 31, 2025 and December 31, 2024, respectively.
(2)The effective interest rate was 6.00% and 6.25% as of March 31, 2025 and December 31, 2024, respectively.
(3)The weighted average effective interest rate was 6.25% and 6.43% as of March 31, 2025 and December 31, 2024, respectively.
(4)Excludes unamortized debt issuance costs related to the revolving line of credit. Unamortized debt issuance costs associated with the revolving line of credit were $3.4 million and $3.8 million as of March 31, 2025 and December 31, 2024, respectively. The unamortized debt issuance costs related to the revolving credit facilities were included in the “Deferred charges and other assets” of the Condensed Consolidated Balance Sheets.
The table below presents the components of the Company’s financing costs, net of capitalized interest:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Capitalized interest	$(3,304)	$(944)
Debt issuance costs	1,972	1,699
Interest expense	57,046	46,712
Total financing costs, net of capitalized interest	$55,714	$47,467

As of March 31, 2025 and December 31, 2024, unamortized debt issuance costs associated with the 2030 Notes, the 2028 Notes and the Term Loan Credit Facility (as defined herein) were $27.4 million and $26.2 million, respectively, and unamortized debt premiums and discount, net, associated with the 2028 Notes and the unsecured term loan were $0.8 million and $0.2 million, respectively.
Compliance with our Covenants
Each of the revolving credit agreement with Bank of America, N.A. as administrative agent and the term loan credit agreement with PNC Bank as administrative agent (the “Term Loan Credit Facility”), contain customary covenants and restrictive provisions which may, among other things, limit the Partnership’s ability to create liens, incur additional indebtedness and make restricted payments and the Partnership’s ability to liquidate, dissolve, consolidate with or merge into or with any other person. The 2030 Notes and the 2028 Notes also contain covenants and restrictive provisions, which may, among other things, limit the Partnership’s and its subsidiaries’ ability to create liens to secure indebtedness.
The A/R Facility contains covenants and restrictive provisions with respect to the Partnership and Kinetik Receivables, LLC, a wholly owned subsidiary of the Partnership (“Kinetik Receivables”) that are customary for accounts receivable securitization facilities. As of March 31, 2025, the Partnership was in compliance with all customary and financial covenants.
Letters of Credit
Our $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”), scheduled to mature on or before June 8, 2027, can be used for letters of credit. Our obligations with respect to related letters of credit totaled $12.6 million as of March 31, 2025 and December 31, 2024. As of March 31, 2025, the Revolving Credit Facility has a borrowing base of $692.4 million available.
Fair Value of Financial Instruments
The fair value of the Company and its subsidiaries’ consolidated debt as of March 31, 2025 and December 31, 2024 was $3.74 billion and $3.52 billion, respectively. On March 31, 2025, the senior unsecured notes’ fair value was based on Level 1 inputs, the Term Loan Credit Facility and Revolving Credit Facility’s fair value was based on Level 3 inputs and the A/R Facility’s fair value approximates its carrying value due to its short-term nature.

8.    ACCRUED EXPENSES
The following table provides the Company’s current accrued expenses on March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024

	(In thousands)
Accrued product purchases	$143,297	$132,439
Accrued taxes	10,202	15,538
Accrued salaries, vacation, and related benefits	4,532	3,111
Accrued capital expenditures	16,411	13,484
Accrued interest	38,794	6,127
Accrued other expenses	20,489	16,015
Total accrued expenses	$233,725	$186,714
Accrued product purchases mainly accrue the liabilities related to producer payments and any additional business-related miscellaneous fees we owe to third parties, such as transport or capacity fees as of March 31, 2025 and December 31, 2024.

9.    EQUITY
Redeemable Noncontrolling Interest — Common Unit Limited Partners
The redemption option of the Common Unit is not legally detachable or separately exercisable from the instrument and is non-transferable; the Common Unit is redeemable at the option of the holder. Therefore, the Common Unit is accounted for as redeemable noncontrolling interest and classified as temporary equity on the Company’s Condensed Consolidated Balance Sheets. During the three months ended March 31, 2025, 0.7 million Common Units were redeemed on a one-for-one basis for shares of Class A Common Stock, par value $0.0001 per share of the Company (“Class A Common Stock”) and a corresponding number of shares of Class C Common Stock were cancelled. There were 97.0 million Common Units and an equal number of Class C Common Stock issued and outstanding as of March 31, 2025 and 7.7 million shares of Class C Common Stock and equivalent number of Common Units of deferred consideration for the Durango Acquisition that will be issued on July 1, 2025. The Common Units fair value was approximately $5.45 billion, including deferred consideration valued as of March 31, 2025.
Common Stock
As of March 31, 2025, there were 60.9 million and 97.0 million shares, respectively, of Class A Common Stock and Class C Common Stock issued and outstanding (collectively, “Common Stock”). In addition, 7.7 million shares of Class C Common Stock will be issued as deferred consideration for the Durango Acquisition on July 1, 2025.
Share Repurchase Program
During the quarter ended March 31, 2025, the Company did not repurchase any of its Class A Common Stock under the Repurchase Program.
Dividend
On February 12, 2025, the Company made cash dividend payments of $123.2 million to holders of Class A Common Stock and Common Units and $0.4 million was reinvested in shares of Class A Common Stock. The significant decrease in the amount reinvested in shares of Class A Common Stock compared with the same quarter in 2024 was due to the automatic termination of the Dividend and Distribution Reinvestment Agreement on March 8, 2024.

10.    FAIR VALUE MEASUREMENTS
The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Level 1	Level 2	Level 3	Total

	(In thousands)
Commodity swaps	$—	$1,915	$—	$1,915
Interest rate swaps	—	453	—	453
Total assets	$—	$2,368	$—	$2,368

Commodity swaps	$—	$28,915	$—	$28,915
Interest rate swaps	—	485	—	485
Contingent liability	—	—	4,700	4,700
Total liabilities	$—	$29,400	$4,700	$34,100

	December 31, 2024
	Level 1	Level 2	Level 3	Total

	(In thousands)
Commodity swaps	$—	$1,869	$—	$1,869
Interest rate swaps	—	504	—	504
Total assets	$—	$2,373	$—	$2,373

Commodity swaps	$—	$10,742	$—	$10,742
Interest rate swaps	—	1,206	—	1,206
Contingent liability	—	—	4,700	4,700
Total liabilities	$—	$11,948	$4,700	$16,648
Our derivative contracts consist of interest rate swaps and commodity swaps. The valuation of these derivative contracts involved both observable publicly quoted prices and certain credit valuation inputs that may not be readily observable in the marketplace. As such, derivative contracts are classified as Level 2 in the hierarchy. Refer to Note 11—Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further discussion related to commodity swaps and interest rate derivatives.
The Company recorded a contingent liability related to the Kings Landing Earnout using Level 3 inputs, including projected spending and completion probability of the project. Refer to Note 15—Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further discussion related to the Kings Landing Earnout contingent liability.
Long-term debt’s carrying value can vary from fair value. See Note 7—Debt and Financing Costs in the Notes to Condensed Financial Statements for further information. The carrying amounts reported on the Condensed Consolidated Balance Sheets for the Company’s remaining financial assets and liabilities approximate fair value due to their short-term nature. There were no transfers between Levels 1, 2 or 3 of the fair value hierarchy during the three months ended March 31, 2025 and 2024.

11.    DERIVATIVES AND HEDGING ACTIVITIES
The Company is exposed to certain risks arising from both its business operations and economic conditions, and it enters into certain derivative contracts to manage exposure to these risks. To minimize counterparty credit risk in derivative instruments, the Company enters into transactions with high credit-rating counterparties. The Company did not elect to apply hedge accounting to these derivative contracts and recorded the fair value of the derivatives on the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.
Interest Rate Risk
The Company manages market risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its debt funding and by using derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from activities that result in the payment of future-known and uncertain cash amounts, the value of which is determined by interest rates.
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
As of March 31, 2025, the Company had two interest rate swap contracts with total notional amounts of $1.70 billion effective on May 1, 2023 and maturing on May 31, 2025 that pay a fixed rate ranging from 4.38% to 4.48% and seven interest rate swap contracts with a notional amount of $525.0 million maturing on December 31, 2025 that pays a fixed rate ranging from 3.02% to 4.06%. The fair value or settlement value of the consolidated interest rate swaps outstanding are presented on a gross basis on the Condensed Consolidated Balance Sheets. The following table presents the fair value of derivative assets and liabilities related to the interest rate swap contracts:

	March 31,	December 31,
	2025	2024

	(In thousands)
Derivative assets - current	$453	$504
Total derivative assets	$453	$504

Derivative liabilities - current	$485	$1,206
Total derivative liabilities	$485	$1,206
The Company recorded cash settlements and changes in fair value of the interest rate swap contracts in “Interest expense” in the Condensed Consolidated Statements of Operations. The following table presents interest rate swap derivative activities for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Realized (loss) gain on interest rate swaps	$(343)	$3,952
Favorable fair value adjustment	$327	$13,329
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
During the past twelve months, the Company entered into multiple commodity swap contracts based on the OPIS NGL Mont Belvieu prices for ethane, propane and butane, the Waha Basis index, the HSC index and the NYMEX West Texas Intermediate Control index. These contracts are for various notional quantities of NGLs, natural gas and crude. Similarly, the Company has entered into various natural gas basis spread swaps and crude collars. These contracts are effective over the next 1 to 15 months and are used to hedge against location price risk of the respective commodities resulting from supply and demand volatility and protect cash flows against price fluctuations.
The following table presents detailed information of commodity swaps outstanding as of March 31, 2025 (in thousands, except volumes):

	March 31, 2025
Commodity	Unit	Notional Volume	Net Fair Value
Natural Gas	MMBtus	900,000	$(607)
NGL	Gallons	376,924,800	(22,787)
Crude	Bbl	586,000	1,133
Crude Collars	Bbl	91,400	311
Natural Gas Basis Spread Swaps	MMBtus	19,500,000	(5,050)
			$(27,000)

The fair value or settlement value of the outstanding swaps are presented on a gross basis on the Condensed Consolidated Balance Sheets. The following table presents the fair value of derivative assets and liabilities related to commodity swaps:

	March 31,	December 31,
	2025	2024

	(In thousands)
Derivative assets - current	$1,832	$1,804
Derivative assets - noncurrent	83	65
Total derivative assets	$1,915	$1,869

Derivative liabilities - current	$26,981	$8,805
Derivative liabilities - noncurrent	1,934	1,937
Total derivative liabilities	$28,915	$10,742
The Company recorded cash settlements and fair value adjustments on commodity swap derivatives in “Product revenue” in the Condensed Consolidated Statements of Operations. The following table presents commodity swap derivatives activities for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Realized loss on commodity swaps	$(4,371)	$(198)
Unfavorable fair value adjustment	$(22,498)	$(15,286)

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
Class A Shares and Class C Shares
The table below summarizes Class A Share and Class C Share activities for the three months ended March 31, 2025:

	Number of Shares	Weighted Avg Grant-Date Fair Market Value Per Unit
Outstanding and unvested shares at December 31, 2024	5,399,730	$28.89
Vested	2,359,102	31.18
Outstanding and unvested shares at March 31, 2025	3,040,628	$27.12
The table below summarizes aggregate intrinsic value (market value at vesting date) and grant-date fair value of vested Class A Shares for the three months ended March 31, 2025:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Aggregate intrinsic value of vested Class A Shares	$134,139	$654
Grant-date fair value of vested Class A Shares	$73,545	$511

No vesting or forfeiture occurred for Class C Shares for the three months ended March 31, 2025 and 2024. As of March 31, 2025, there were $18.7 million of unrecognized compensation costs related to unvested Class A Shares and Class C Shares. These costs are expected to be recognized over a weighted average period of 0.92 years.
Restricted Stock Units
RSUs were granted to certain executives and employees under the Kinetik Holdings Inc. Amended and Restated 2019 Omnibus Compensation Plan (the “2019 Plan”) with various service vesting requirements. Such RSUs may be settled only for shares of Class A Common Stock on a one-for-one basis, contingent upon continued employment.
The table below summarizes RSUs activities for the three months ended March 31, 2025:

	Number of Shares(1)	Weighted Avg Grant-Date Fair Market Value Per Unit(1)
Outstanding and unvested shares at December 31, 2024	698,595	$33.11
Granted	465,949	51.19
Vested	242,294	46.89
Forfeited	1,269	35.66
Outstanding and unvested shares at March 31, 2025	920,981	$38.63
(1)The number of shares and weighted average fair market value per share include RSUs issued to new employees that transitioned from ALTM as part of the merger as replacement awards.
The table below summarizes aggregate intrinsic value (market value at vesting date) and grant-date fair value of RSUs for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Aggregate intrinsic value of vested RSUs	$12,837	$10,148
Grant-date fair value of vested RSUs	$11,335	$9,954
As of March 31, 2025, there were $24.4 million of unrecognized compensation costs related to the RSUs. These costs are expected to be recognized over a weighted average period of 1.78 years.
Performance Stock Units
The Company granted PSUs pursuant to the 2019 Plan to certain of its employees and executives. These PSUs vest and become earned upon the achievement of certain performance goals based on the Company’s annualized absolute total stockholder return and the Company’s relative total stockholder return as compared to the performance peer group during a three-year performance period. Depending on the results achieved during the three-year performance period, the actual number of Class A Common Stock that a holder of the PSUs earns at the end of the performance period may range from 0% to 200% of the target number of PSUs granted. The fair value of the PSUs is determined using a Monte Carlo simulation at the grant date. The Company recognized compensation expense for PSUs on a straight-line basis over the performance period. Any PSU not earned at the end of the performance period will be forfeited.
The table below summarizes PSU activities for the three months ended March 31, 2025:

	Number of Shares	Weighted Avg Grant-Date Fair Market Value Per Unit
Outstanding and unvested shares at December 31, 2024	198,703	$36.76
Granted	148,794	$42.10
Outstanding and unvested shares at March 31, 2025	347,497	$39.05
No vesting or forfeiture occurred for PSUs for the three months ended March 31, 2025 and 2024.

The table below presents a summary of the grant-date fair value assumptions used to value the PSUs granted during 2025:

March 2025
Grant-date fair value per unit	$42.10
Beginning average price	$55.95
Risk-free interest rate	3.93%
Volatility factor	33%
Expected term	2.82 years
As of March 31, 2025, there were $11.7 million of unrecognized compensation costs related to the PSUs. These costs are expected to be recognized over a weighted average period of 2.36 years.
With respect to the above Class A Shares, Class C Shares, RSUs and PSUs, the Company recorded compensation expenses of $20.7 million and $22.6 million for the three months ended March 31, 2025 and 2024, respectively. In addition, during the three months ended March 31, 2025, the Company modified certain equity awards in connection with a key employee retiring from the Company. The modifications allowed for continued vesting of unvested equity awards that would have otherwise been forfeited upon the former employee’s retirement. As a result of the modification, the Company will recognize $2.2 million in additional stock-based compensation cost, which will be amortized over the remaining term of respective equity awards.

13.    INCOME TAXES
The Company is subject to U.S. federal income tax and state taxes. Income tax expense included in the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q is as follows:

	Three Months Ended March 31,

	2025	2024

	(In thousands)
Income before income taxes	$21,829	$39,194
Income tax expense	$2,567	$3,787
Effective tax rate	11.76%	9.66%
The effective tax rate for the three months ended March 31, 2025 was lower than the statutory rate, mainly due to the impact of tax attributable to noncontrolling interest related to the Common Unit limited partners.
The effective tax rate for the three months ended March 31, 2024 was lower than the statutory rate, mainly due to the impact of tax attributable to noncontrolling interest related to the Common Unit limited partners.

14.    NET INCOME PER SHARE
The computation of basic and diluted net income per share for the periods presented in the Condensed Consolidated Financial Statements is shown in the tables below:

	Three Months Ended March 31,
	2025	2024

	(In thousands, except per share amounts)
Net income attributable to Class A common shareholders	$6,130	$11,550
Less: Net income available to participating unvested restricted Class A common shareholders(1)	(3,362)	(4,394)
Total net income attributable to Class A common shareholders	$2,768	$7,156

Weighted average shares outstanding - basic	60,162	57,869
Dilutive effect of unvested Class A common shares(2)	839	523
Weighted average shares outstanding - diluted(3)	61,001	58,392

Net income available per common share - basic	$0.05	$0.12
Net income available per common share - diluted	$0.05	$0.12
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

15.    COMMITMENTS AND CONTINGENCIES
Accruals for loss contingencies arising from claims, assessments, litigation, environmental and other sources are recorded when it is probable that a liability has been incurred, and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. As of March 31, 2025 and December 31, 2024, there were no accruals for loss contingencies.
Litigation
The Company is a party to various legal actions arising in the ordinary course of its business. In accordance with FASB ASC 450, Contingencies, the Company accrues reserves for outstanding lawsuits, claims and proceedings when a loss contingency is probable and can be reasonably estimated. The Company estimates the amount of loss contingencies using current available information from legal proceedings, advice from legal counsel and available insurance coverage. Due to the inherent subjectivity of the assessments and unpredictability of the outcomes of the legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the legal proceedings in question. There were no litigation-related accrued reserves as of March 31, 2025 and December 31, 2024.
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
Environmental Matters
The Company is subject to various local, state, and federal laws and regulations relating to various environmental matters during the ordinary course of business. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our operations. Moreover, changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly requirements could require the Company to make significant expenditures to attain and maintain compliance or may otherwise have a material adverse effect on its operations, competitive position, or financial condition.

As of the Durango Closing Date, the Company has become potentially liable for civil penalties related to excess emission violations of certain gas plants and compressor stations acquired. The Company recorded an initial liability of $24.0 million based on information related to the alleged violations available as of the Durango Closing Date. The estimated environmental matter-related liability was $24.0 million as of March 31, 2025 and December 31, 2024. The estimated environmental matter-related liability was reclassified as noncurrent liabilities and included in “Other liabilities” in the Condensed Consolidated Balance Sheet as of March 31, 2025 as the Company expects the matter to be settled beyond the next 12 months.
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
Upon Closing, the Company evaluated the earn-out consideration classification in accordance with ASC 480. The Company determined the earn-out consideration to be classified as a liability based on the settlement provision. As of Closing, the Company recorded an initial contingent liability of $4.5 million based on the project’s completion probability and projected spend. The estimated contingent liability associated with the Kings Landing Project was $4.7 million as of March 31, 2025 and December 31, 2024.
Permian Gas Acquisition
As part of the acquisition of Permian Gas on June 11, 2019, consideration included a contingent liability arrangement with PDC Permian, Inc. (“PDC”). The arrangement requires additional monies to be paid by the Company to PDC on a per Mcf basis if the actual annual Mcf volume amounts exceed forecasted annual Mcf volume amounts starting in 2020 and continuing through 2029. The total monies paid under this arrangement are capped at $60.5 million and are payable on an annual basis over the earn-out period. PDC’s actual annual Mcf volume did not exceed the incentive forecast volume during the past five years and is not expected to over the next five years; therefore, the estimated fair value of the contingent consideration liability was nil as of March 31, 2025 and December 31, 2024.

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
Our Chief Executive Officer, who is the CODM, uses segment net income or loss including noncontrolling interest adjusted for interest, taxes, depreciation and amortization, gain or loss on disposal of assets, the proportionate EBITDA from our EMI pipelines, share-based compensation expense, noncash increases and decreases related to commodity hedging activities, integration and transaction costs and extraordinary losses and unusual or non-recurring charges (“Segment Adjusted EBITDA”) to assess performance of each operating segment. For both segments, the CODM uses Segment Adjusted EBITDA to allocate resources. The CODM considers budget-to-actual and forecast-to-actual variances on a monthly basis for both measures when making decisions about allocating capital and personnel to the segments.
The Midstream Logistics segment accounts for more than 98% of the Company’s operating revenues, cost of sales (excluding depreciation and amortization), operating expenses and ad valorem expenses. The Pipeline Transportation segment contains all of the Company’s equity method investments, which contribute more than 93% of the segment’s adjusted EBITDA.

Corporate and Other contains the Company’s executive and administrative functions, including 80% of the Company’s general and administrative expenses and all of the Company’s debt service costs.
The Company regularly provides management reports to the CODM that include cost of sales, operating, general and administrative expenses related to the segments, which are all considered to be significant.

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Elimination	Consolidated

For the three months ended March 31, 2025	(In thousands)
Revenue	$438,025	$2,406	$—	$—	$440,431
Other revenue	2,830	2	—	—	2,832
Intersegment revenue(2)	—	4,804	—	(4,804)	—
Total segment operating revenue	440,855	7,212	—	(4,804)	443,263
Costs of sales (excluding depreciation and amortization expense)	(223,360)	(4)	—	—	(223,364)
Intersegment costs of sales	(4,804)	—	—	4,804	—
Operating expenses(3)	(69,909)	(485)	—	—	(70,394)
General and administrative expenses	(7,125)	(372)	(30,095)	—	(37,592)
Proportionate EMI EBITDA	—	87,530	—	—	87,530
Other segment items(4)	24,541	—	26,033	—	50,574
Segment Adjusted EBITDA(5)	$160,198	$93,881	$(4,062)	$—	$250,017

Reconciliation of segment adjusted EBITDA to income before income taxes
Segment Adjusted EBITDA(5)	$160,198	$93,881	$(4,062)	$—	$250,017
Add back:
Other interest income	—	—	790	—	790
Equity in earnings of unconsolidated affiliates	—	57,478	—	—	57,478
Deduct:
Interest expense	28	—	55,686	—	55,714
Depreciation and amortization expenses	90,359	2,308	6	—	92,673
Contract assets amortization	1,656	—	—	—	1,656
Proportionate EMI EBITDA	—	87,530	—	—	87,530
Share-based compensation	—	—	20,653	—	20,653
Gain on disposal of assets	(40)	—	—	—	(40)
Commodity hedging unrealized loss	18,127	—	—	—	18,127
Integration costs	2,475	—	1,063	—	3,538
Other one-time costs or amortization	2,288	—	4,317	—	6,605
Income (loss) before income taxes	$45,305	$61,521	$(84,997)	$—	$21,829

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Elimination	Consolidated

For the three months ended March 31, 2024	(In thousands)
Revenue	$336,688	$2,074	$—	$—	$338,762
Other revenue	2,630	2	—	—	2,632
Intersegment revenue(2)	—	6,215	—	(6,215)	—
Total segment operating revenue	339,318	8,291	—	(6,215)	341,394
Costs of sales (excluding depreciation and amortization expense)	(153,695)	8	—	—	(153,687)
Intersegment costs of sales	(6,215)	—	—	6,215	—
Operating expenses(3)	(48,970)	(728)	—	—	(49,698)
General and administrative expenses	(4,287)	(452)	(29,397)	—	(34,136)
Proportionate EMI EBITDA	—	88,402	—	—	88,402
Other segment items(4)	16,834	—	24,450	—	41,284
Segment Adjusted EBITDA(5)	$142,985	$95,521	$(4,947)	$—	$233,559

Reconciliation of segment adjusted EBITDA to income before income taxes
Segment Adjusted EBITDA(5)	$142,985	$95,521	$(4,947)	$—	$233,559
Add back:
Other interest income	—	—	577	—	577
Equity in earnings of unconsolidated affiliates	—	60,469	—	—	60,469
Deduct:
Interest expense	16	—	47,451	—	47,467
Depreciation and amortization expenses	71,310	2,290	6	—	73,606
Contract assets amortization	1,655	—	—	—	1,655
Proportionate EMI EBITDA	—	88,402	—	—	88,402
Share-based compensation	—	—	22,561	—	22,561
Loss on disposal of assets	4,166	—	—	—	4,166
Commodity hedging unrealized loss	15,088	—	—	—	15,088
Integration costs	41	—	—	—	41
Other one-time costs or amortization	536	—	1,889	—	2,425
Income (loss) before income taxes	$50,173	$65,298	$(76,277)	$—	$39,194
(1)Corporate and Other represents those results that: (i) are not specifically attributable to an operating segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items. Items included here to reconcile operating segments’ profit and loss with the Company’s consolidated profit and loss.
(2)The Company accounts for intersegment sales at market prices, while it accounts for asset transfers at book value. Intersegment revenue is eliminated at consolidation.
(3)Operating expenses includes ad valorem taxes.
(4)Other segment items include certain other income items, share-based compensation, one-time or nonrecurring cost adjustments related to amortization of contract costs, commodity hedging unrealized loss, integration cost and other one-time cost or amortization.
(5)Segment Adjusted EBITDA is a non-GAAP measure; please see Key Performance Metrics in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, for a definition and reconciliation to the GAAP measure.

The following tables present other segment expenses that are not included in the segment profit measurements above for the three months ended March 31, 2025 and 2024:

	Midstream Logistics	Pipeline Transportation	Corporate and Other (1)	Consolidated

For the three months ended March 31, 2025	(In thousands)
Income tax expenses	$—	$—	$2,567	$2,567
Capital expenditures(3)(4)	$81,232	$243	$—	$81,475

For the three months ended March 31, 2024
Income tax expenses	$—	$—	$3,787	$3,787
Capital expenditure(3)(4)	$58,627	$1,571	$—	$60,198

	March 31,	December 31,
	2025	2024

Total assets	(In thousands)
Midstream Logistics	$4,541,372	$4,326,954
Pipeline Transportation(2)	2,263,321	2,270,403
Segment total assets	6,804,693	6,597,357
Corporate and other(1)	225,990	217,580
Total assets	$7,030,683	$6,814,937
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
(2)Pipeline Transportation includes investment in unconsolidated affiliates of $2.11 billion and $2.12 billion as of March 31, 2025 and December 31, 2024, respectively.
(3)Excludes capital assets acquired in the Company’s business combination that is included in the Midstream Logistic segment. See Note 2—Business Combinations in the Notes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.
(4)Excludes contributions, acquisition and divestiture of equity interest in the Company’s EMIs included in the Pipeline Transportation segment assets. See Note 6—Equity Method Investments in the Notes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

17.    SUBSEQUENT EVENTS
On April 1, 2025, the Partnership and Kinetik Receivables, entered into an amendment (“Amendment No. 1 to the A/R Facility”) to their accounts receivable securitization facility dated April 2, 2024 (the “A/R Facility” and as amended, the “Amended A/R Facility”). Pursuant to Amendment No. 1 to the A/R Facility, the facility limit of the A/R Facility was increased to $250 million and the scheduled termination date was extended to March 31, 2026.
On April 17, 2025, the Board declared a cash dividend of $0.78 per share on the Company’s Class A Common Stock which will be payable to stockholders of record as of April 25, 2025 on May 2, 2025. The Company, through its ownership of the general partner of the Partnership, declared a distribution of $0.78 per Common Unit from the Partnership to the holders of Common Units, which will be payable on May 2, 2025.
In May 2025, the Board approved a $400 million increase to the previously announced Repurchase Program, pursuant to which we are authorized to repurchase the Company’s Class A Common Stock for an aggregate purchase price of up to $500 million. Repurchases may be made at management’s discretion from time to time, in accordance with applicable securities laws, on the open market or through privately negotiated transactions and may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses the results of our operations for the three month period ended March 31, 2025, as compared to our results of operations for the same period in 2024. Please read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report.

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
Midstream Logistics
Gas Gathering and Processing. The Midstream Logistics segment provides gas gathering and processing services with over 4,200 miles of low and high-pressure steel pipeline located throughout the Delaware Basin, including over 2,300 miles of gas pipeline acquired through the Durango Acquisition, over 200 miles of gas pipeline acquired through the Barilla Draw Acquisition, and over 630,000 horsepower of compression capacity. Gas processing assets are centralized at seven processing complexes with total cryogenic processing capacity of approximately 2.2 Bcf/d as of today and over 2.4 Bcf/d once the Kings Landing Project is complete in mid-2025.
Crude Oil Gathering, Stabilization and Storage Services. Crude gathering assets are centralized at the Caprock Stampede Terminal and the Pinnacle Sierra Grande Terminal. The system includes approximately 280 miles of gathering pipeline and 90,000 barrels of crude storage. The crude facilities have connections for takeaway transportation into certain facilities operated by Plains All American Pipeline, L.P.
Water Gathering and Disposal. The system includes over 370 miles of gathering pipeline and approximately 580,000 barrels per day of permitted disposal capacity.
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
Kinetik NGL Pipelines. The Kinetik NGL Pipelines consist of approximately 96 miles of NGL pipelines connecting our East Toyah and Pecos complexes to Waha, including our 20-inch Dewpoint pipeline that spans over 40 miles, and our 30 mile, 20-inch Brandywine Pipeline connecting to our Diamond Cryogenic complex. The Kinetik NGL pipeline system has a capacity of approximately 580 MBbl/d.

Delaware Link Pipeline. The Delaware Link Pipeline consists of approximately 40 miles of 30-inch diameter pipeline with an initial capacity of approximately 1.0 Bcf/d that provides additional transportation capacity to Waha.

Recent Developments
Amendment to A/R Facility
On April 1, 2025, the Company entered into Amendment No. 1 to the A/R Facility to, among other things, increase the facility limit to $250 million and to extend the scheduled termination date to March 31, 2026. This Amendment No. 1 to the Receivables Purchase Agreement also eliminated certain of the Sustainability Performance Targets applicable to the Partnership and the Company under the Receivables Purchase Agreement. See Liquidity and Capital Resources—A/R Facility, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
December 2028 Sustainability-Linked Senior Notes
On March 14, 2025, the Company completed an additional private placement of $250.0 million aggregate principal amount of 6.625% Sustainability-Linked Senior Notes due 2028 (the “New 2028 Notes”) at 101.25% of par, plus accrued and unpaid interest from December 15, 2024. The New 2028 Notes were issued as additional notes under the indenture dated as of December 6, 2023, as may be supplemented from time to time (the “Indenture”), pursuant to which the Partnership has previously issued $800.0 million aggregate principal amount of 6.625% Sustainability-Linked Senior Notes due 2028 (the “Existing Notes” and together with the New 2028 Notes, the “2028 Notes”). The New 2028 Notes and the Existing Notes are treated as a single series of securities under the Indenture, vote together as a single class and have substantially identical terms.
Barilla Draw Assets Acquisition
On January 14, 2025, the Company completed the previously announced Barilla Draw Acquisition. Assets acquired consisted of natural gas and crude gathering pipelines and compression of $167.8 million, intangible right-of-way assets of $10.6 million and operating lease right of use assets of $15.7 million. The Barilla Draw Acquisition provides a multi-stream opportunity for natural gas gathering and compression, as well as crude gathering services for the Company.
Factors Affecting Our Business
Commodity Price Volatility
There has been, and we believe there will continue to be, volatility in commodity prices and in the relationships among NGLs, crude oil and natural gas prices. As a result of uncertainty around global commodity supply and demand, global geopolitical conflicts, foreign and domestic trade policies implemented by the Trump Administration, and recent action by OPEC+, global oil and natural gas commodity prices continue to remain volatile. The volatility and uncertainty of natural gas, crude oil and NGL prices impact drilling, completion and other investment decisions by producers, and ultimately supply to our systems. Although ongoing armed conflicts might generate commodity price upward pressure, and our operations could benefit in an environment of higher natural gas, NGLs and condensate prices, the instability of the international political environment and human and economic hardship resulting from the conflicts would have a highly uncertain impact on the U.S. economy, which in turn, might affect our business and operations adversely. Moreover, the impact of new and proposed tariffs by the Trump Administration and foreign governments is highly uncertain, and could lead to depressed commodity prices if such tariffs result in a recession. Our product sales revenue is exposed to commodity price fluctuations. Therefore, commodity price decline and sustained periods of low natural gas, NGL and condensate prices could have an adverse effect on our product revenue stream. The Company continues to monitor commodity prices closely and may enter into commodity price hedges from time to time as necessary to mitigate the volatility risk. In addition, the Company, when economically appropriate, enters into fee-based and NGL arbitrage arrangements that insulate the Company from commodity price volatility.
In addition, our business requires access to steel and other materials to construct and maintain our pipelines and other midstream assets. Any imposition of or increase in tariffs on imports of steel or other materials, as well as corresponding price increases for such materials available domestically, could increase our construction costs and our costs to maintain our assets. The Company continues to monitor costs of materials used for capital expenditure and consider budget-to-actual and forecast-to-actual variances on a monthly basis to mitigate volatility risk. See Part II, Item 1A. Risk Factors for additional discussion.

Inflation and Interest Rates
The annual rate of inflation in the United States was 2.4% in March 2025 as measured by the Consumer Price Index. In light of the recent economic activity, unemployment levels and tariffs proposed and implemented by the Trump Administration, the Federal Open Market Committee (the “ FOMC”) decided to maintain the target range for the federal funds rate at 4.25% - 4.50% during its meeting in March 2025. During the meeting, the FOMC noted that the uncertainty around the economic outlook has increased, and inflation remains somewhat elevated. The Committee is attentive to the risks to both sides of its dual mandate and is strongly committed to supporting maximum employment and returning inflation to its 2.00% objective. If interest rates remain elevated beyond the term of our hedges, our financing cost will increase and could have a negative impact on the Company’s ability to meet its contractual debt obligations and to fund its operating expenses and capital expenditures. The Company will continue to monitor the FOMC’s monetary policy and interest rate movement. Refer to Note 11—Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for additional discussion regarding our hedging strategies and objectives for interest rate risk.

Results of Operations
The following table presents the Company’s results of operations for the periods presented:

	Three Months Ended March 31,
	2025	2024	% Change

	(In thousands, except percentages)
Operating revenues:
Service revenue	$127,926	$102,195	25%
Product revenue	312,505	236,567	32%
Other revenue	2,832	2,632	8%
Total operating revenues	443,263	341,394	30%
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization) (1)	223,364	153,687	45%
Operating expense	63,603	43,406	47%
Ad valorem taxes	6,791	6,292	8%
General and administrative expenses	37,592	34,136	10%
Depreciation and amortization expenses	92,673	73,606	26%
(Gain) loss on disposal of assets, net	(40)	4,166	(101%)
Total operating costs and expenses	423,983	315,293	34%
Operating income	19,280	26,101	(26%)
Other income (expense):
Interest and other income	785	91	NM
Interest expense	(55,714)	(47,467)	17%
Equity in earnings of unconsolidated affiliates	57,478	60,469	(5%)
Total other income, net	2,549	13,093	(81%)
Income before income taxes	21,829	39,194	(44%)
Income tax expense	2,567	3,787	(32%)
Net income including noncontrolling interest	$19,262	$35,407	(46%)
(1)Costs of sales (exclusive of depreciation and amortization) is net of gas service fees totaling $62.2 million and $44.5 million for the three months ended March 31, 2025 and 2024, respectively, for certain volumes, where we act as principal.
NM - Not meaningful

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Revenues
For the three months ended March 31, 2025, revenue increased $101.9 million, or 30%, to $443.3 million, compared to $341.4 million for the same period in 2024. The increase was primarily driven by higher service and product revenue from the Durango Acquisition completed in June 2024 and higher service revenue from the Barilla Draw Acquisition completed in January 2025.
Service revenue
Service revenue consists of service fees paid to us by our customers for providing comprehensive gathering, treating, processing and produced water disposal services necessary to bring natural gas, NGLs and crude oil to market. Service revenue for the three months ended March 31, 2025, increased by $25.7 million, or 25%, to $127.9 million, compared to $102.2 million for the same period in 2024. This increase was driven by higher period-over-period gas gathering fees of $23.1 million. Period-over-period gathered and processed gas volumes increased by 428.6 MMcf per day, or 23% and 262.1 MMcf per day, or 17%, respectively. Of the increase, Durango’s operation accounted for 234.3 MMcf per day and 197.4 MMcf per day of gathered and processed gas volume, respectively. Barilla Draw operations accounted for 141.9 MMcf per day of gathered gas volume. Over 98% of service revenues are included in the Midstream Logistics segment.
Product revenue
Product revenue consists of commodity sales (including condensate, natural gas residue and NGLs). Product revenue for the three months ended March 31, 2025, increased by $75.9 million, or 32%, to $312.5 million, compared to $236.6 million for the same period in 2024, primarily due to increased NGL and condensate volumes sold and increased natural gas residue prices. Period-over-period NGL and condensate volumes sold increased 6.2 million barrels, or 99%, of which, Durango’s operations accounted for 1.5 million barrels. Increased period-over-period natural gas prices of $0.90 per MMBtu, or 50%, also contributed to the increase in product revenue. These increases were partially offset by a decrease in condensate prices of $7.12 per barrel, or 9%, and a decrease in natural gas residue volume sold of 7.5 million MMBtu, or 42.1%. Product revenues are included entirely in the Midstream Logistics segment.
Operating Costs and Expenses
Costs of sales (excluding of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) primarily consists of purchases of NGLs and natural gas from our producers at contracted market prices to support product sales to other third parties. For the three months ended March 31, 2025, cost of sales increased $69.7 million, or 45%, to $223.4 million, compared to $153.7 million for the same period in 2024. The increase was primarily driven by the aforementioned period-over-period increases in NGL and condensate volumes sold and higher natural gas residue prices, partially offset by decreases in condensate prices and natural gas residue sales volumes. Over 99% of costs of sales (exclusive of depreciation and amortization) is included in the Midstream Logistics segment.
Operating expenses
Operating expenses increased by $20.2 million, or 47%, to $63.6 million for the three months ended March 31, 2025, compared to $43.4 million for the same period in 2024. Of the total increase, $14.2 million was driven by Durango’s operations that were acquired during June 2024 and $2.6 million was driven by the Barilla Draw operations acquired. The remaining increase was mainly driven by increases in labor costs of $1.3 million and utilities of $2.1 million. Over 99% of operating expenses are included in the Midstream Logistics segment.
Depreciation and amortization expense
Depreciation and amortization expense increased by $19.1 million, or 26%, to $92.7 million for the three months ended March 31, 2025, compared to $73.6 million for the same period in 2024. Of the total increase, $12.5 million was driven by the Durango Acquisition that was completed during June 2024 and $2.5 million from the Barilla Draw Acquisition. The remaining increase was driven by assets placed in service since the second quarter of 2024.

Other Income (Expense)
Interest expense
Interest expense increased by $8.2 million, or 17%, to $55.7 million for the three months ended March 31, 2025. The increase was primarily driven by a decrease in realized and unrealized gains on interest rate swaps totaling $13.0 million during the three months ended March 31, 2025 compared to the same period in 2024. Refer to Note—11 Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements regarding the Company’s strategy in managing interest rate risk. The increase in interest expense was partially offset by a decrease in debt interest expense of $2.7 million due to a decrease in effective interest rate and an increase in capitalized interest of $2.4 million.

Key Performance Metrics
Adjusted EBITDA
Adjusted EBITDA is defined as net income including noncontrolling interests adjusted for interest, taxes, depreciation and amortization, gain or loss on disposal of assets, the proportionate EBITDA from our EMI pipelines, share-based compensation expense, noncash increases and decreases related to commodity hedging activities, integration and transaction costs and extraordinary losses and unusual or non-recurring charges. Adjusted EBITDA provides a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.
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

	Three Months Ended March 31, 2025
	2025	2024	% Change

	(In thousands, except percentages)
Reconciliation of net income including noncontrolling interest to Adjusted EBITDA
Net income including noncontrolling interest	$19,262	$35,407	(46%)
Add back:
Interest expense	55,714	47,467	17%
Income tax expense	2,567	3,787	(32%)
Depreciation and amortization expenses	92,673	73,606	26%
Amortization of contract costs	1,656	1,655	—%
Proportionate EMI EBITDA	87,530	88,402	(1%)
Share-based compensation	20,653	22,561	(8%)
(Gain) loss on disposal of assets	(40)	4,166	(101%)
Commodity hedging unrealized loss	18,127	15,088	20%
Integration costs	3,538	41	NM
Other one-time cost or amortization	6,605	2,425	172%
Deduct:
Interest income	790	577	37%
Equity income from EMI's	57,478	60,469	(5%)
Adjusted EBITDA	$250,017	$233,559	7%
NM - not meaningful
Adjusted EBITDA increased by $16.5 million, or 7%, to $250.0 million for the three months ended March 31, 2025, compared to $233.6 million for the same period in 2024. As discussed in the Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Quarterly Report on Form 10-Q, $8.1 million of the increase was due to increased total operating revenue of $101.9 million, partially offset by increased cost of sales (exclusive of depreciation and amortization), operating expenses, ad valorem taxes and general and administrative expense of $93.8 million. The remaining increases were primarily driven by higher integration and other one-time costs or amortization of $7.7 million and an increase in commodity hedging unrealized loss of $3.0 million. These increases were partially offset by a decrease in stock based compensation of $1.9 million.
Segment Adjusted EBITDA
Segment Adjusted EBITDA is defined as segment net earnings adjusted for interest, taxes, depreciation and amortization, gain or loss on disposal of assets, the proportionate EBITDA from our EMI pipelines, share-based compensation expense, noncash increases and decreases related to hedging activities, integration and transaction costs and extraordinary losses and unusual or non-recurring charges. The following table presents Segment Adjusted EBITDA for the three months ended March 31, 2025 and 2024. Also refer to Note 16—Segments in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a reconciliation of Segment Adjusted EBITDA to net income before income taxes.

	Three Months Ended March 31,
	2025	2024	% Change

	(In thousands, except percentages)
Midstream Logistics	$160,198	$142,985	12%
Pipeline Transportation	93,881	95,521	(2%)
Corporate and Other(1)	(4,062)	(4,947)	(18%)
Total Segment Adjusted EBITDA	$250,017	$233,559	7%
(1)Corporate and Other represents those results that: (i) are not specifically attributable to a reportable segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items.

Midstream Logistics Segment Adjusted EBITDA increased by $17.2 million, or 12%, to $160.2 million for the three months ended March 31, 2025, compared to $143.0 million for the same period in 2024. The increase was primarily due to the increased total operating revenue of $101.5 million, partially offset by increased cost of sales (exclusive of depreciation and amortization) of $69.7 million and operating expense and ad valorem taxes of $20.9 million. The increase was also driven by increases in integration and other one-time costs or amortization of $4.2 million and an increase of $3.0 million related to unrealized losses on commodity hedging. The reasons for the fluctuations are discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Quarterly Report on Form 10-Q.
Pipeline Transportation Segment Adjusted EBITDA decreased by $1.6 million, or 2%, to $93.9 million for the three months ended March 31, 2025, compared to $95.5 million for the same period in 2024. The decrease was primarily driven by lower operating revenue of $1.1 million and lower proportionate EMI EBITDA of $0.9 million due to the sale of the Company’s equity interest in Gulf Coast Express Pipeline LLC in May 2024. The decrease was partially offset by decreases in operating costs and expenses of $0.3 million. The reasons for the fluctuations are discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Quarterly Report on Form 10-Q.

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

Liquidity and Capital Resources
The Company’s primary use of capital since inception has been for the initial construction of gathering and processing assets, as well as the acquisitions of businesses and EMI pipelines and associated subsequent construction costs. For 2025, the Company’s primary spending requirements are related to the business acquisitions and other budgeted capital expenditures for the construction and maintenance of gathering and processing assets, the Company’s contractual debt obligations and quarterly cash dividends. In addition, the Company may repurchase its Class A Common Stock pursuant to the Share Repurchase Program from time to time.
During the three months ended March 31, 2025, the Company’s primary sources of cash were distributions from the EMI pipelines, borrowings under the Revolving Credit Facility and A/R Facility, and cash generated from operations. Based on the Company’s current financial plan, the Company believes that cash from operations and distributions from the EMI pipelines, and remaining borrowing capacity on our credit facilities will generate cash flows in excess of capital expenditures and the amount required to fund the Company’s planned quarterly dividend over the next 12 months.
Long-term Financing
From time to time, we issue long-term debt. Our senior unsecured notes are fixed rate borrowings; however, we have some exposure to the risk of changes in interest rates, primarily as a result of the variable rate borrowings under the Revolving Credit Facility, the Term Loan Credit Facility and the A/R Facility. We use interest rate swaps to mitigate the impact of changes in interest rates on cash flows. See Note 11—Derivatives and Hedging Activities in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report for detailed discussion.
As of March 31, 2025, we had $1.05 billion of our 6.625% senior unsecured notes due 2028 and $1.00 billion of our 5.875% senior unsecured notes due 2030 outstanding. The Term Loan Credit Facility and the Revolving Credit Facility, both with variable rates and maturing in 2026 and 2027, had outstanding borrowings of $1.00 billion and $545.0 million as of March 31, 2025, respectively.

A/R Facility
As of March 31, 2025, we had outstanding borrowing of $148.8 million under the A/R Facility and $1.2 million of remaining borrowing capacity.
On April 1, 2025, Kinetik LP, which is a subsidiary of the Company. entered into Amendment No. 1 to the A/R Facility to, among other things. increase the facility limit and extend the scheduled termination date.
The documentation for the Amended A/R Facility includes (i) a Receivables Purchase Agreement dated as of April 2, 2024 (the “Receivables Purchase Agreement”) by and among Kinetik Receivables LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary of Kinetik LP, as the seller (the “Seller”), Kinetik LP, as the servicer (the “Servicer”), the persons from time to time party thereto as purchasers (the “Purchasers”), PNC Bank, National Association, as administrative agent (“PNC” or “Administrative Agent”), and PNC Capital Markets LLC, as structuring agent and sustainability agent, as amended by Amendment No. 1 to Receivables Purchase Agreement dated as of April 1, 2025 (“Amendment No. 1 to Receivables Purchase Agreement”) by and among Seller, Servicer, Administrative Agent and the purchasers party thereto and (ii) a Sale and Contribution Agreement, dated as of April 2, 2024 (the “Sale and Contribution Agreement”), as supplemented by that Joinder Agreement dated as of April 1, 2025 (the “Joinder Agreement”), by and among Frontier Field Services, LLC, a Delaware limited liability company (“FFS”), Kinetik LP and Administrative Agent.
Pursuant to Amendment No. 1 to Receivables Purchase Agreement, the facility limit of the A/R Facility was increased to $250 million and the scheduled termination date was extended to March 31, 2026. In addition, Amendment No. 1 to Receivables Purchase Agreement eliminated certain of the Sustainability Performance Targets applicable to Kinetik LP and the Company under the Receivables Purchase Agreement.
Pursuant to the Joinder Agreement, as of April 1, 2025, FFS is a party to the Sale and Contribution Agreement as an Originator and has assumed all interests, obligations, rights, duties and liabilities of an Originator under the Sale and Contribution Agreement.
Capital Requirements and Expenditures
Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational regulations. During the three months ended March 31, 2025 and 2024, capital spending for property, plant and equipment totaled $74.5 million and $58.0 million, respectively, intangible asset purchases totaled $6.9 million and $2.2 million, respectively, and contributions to EMI totaled $0.9 million and $3.3 million, respectively. The increase in capital spending was mainly related to the Kings Landing Project, which is expected to be completed in mid-2025. Management believes its existing gathering, processing and transmission infrastructure capacity and future planned projects are capable of fulfilling its midstream contracts to service its customers.
The Company anticipates its existing capital resources will be sufficient to fund the future capital expenditures for EMI pipelines and the Company’s existing infrastructure assets over the next 12 months. For further information on EMIs, refer to Note 6—Equity Method Investments in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Cash Flow
The following tables present cash flows from operating, investing and financing activities during the periods presented:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Cash provided by operating activities	$176,830	$153,705
Cash used in investing activities	$(260,138)	$(61,980)
Cash provided by (used in) financing activities	$88,547	$(86,479)

Operating activities. Net cash provided by operating activities increased by $23.1 million for the three months ended March 31, 2025 compared with the same period in 2024. The change in the operating cash flows reflected (i) a decrease in net income including noncontrolling interest of $16.1 million; (ii) an increase in adjustments related to non-cash items of $12.9 million, which was mainly driven by increases in unfavorable derivative fair value adjustments of $20.2 million and depreciation and amortization expense of $19.1 million, partially offset by decreases in distribution from unconsolidated affiliates of $13.9 million, derivatives settlements of $8.5 million and loss on disposal of assets of $4.2 million; and (iii) an increase in working capital of $26.4 million.
Investing activities. Net cash used in investing activities increased by $198.2 million for the three months ended March 31, 2025 compared with the same period in 2024. The increase was primarily driven by net cash used in the Barilla Draw Acquisition of $178.4 million and higher capital spending for property, plant and equipment of $16.6 million and intangible assets of $4.7 million. The increase was partially offset by a decrease in investments in unconsolidated affiliates of $2.4 million.
Financing activities. Net cash provided by financing activities was $88.5 million for the three months ended March 31, 2025, which was primarily comprised of net proceeds from the long-term debt, Revolving Credit Facility and A/R Facility of $211.7 million, partially offset by cash dividends of $123.2 million paid to the holders of Class A Common Stock and Common Units, compared with net cash used in financing activities of $86.5 million for the three months ended March 31, 2024, which was primarily comprised of net payments to the Company’s Revolving Credit Facility of $47.0 million and cash dividends of $39.5 million paid to the holders of Class A Common Stock and Common Units.
Dividend
During the three months ended March 31, 2025, the Company made cash dividend payments of $123.2 million to holders of Class A Common Stock and Common Units and $0.4 million was reinvested in shares of Class A Common Stock by the Reinvestment Holders.
On April 17, 2025, the Board declared a cash dividend of $0.78 per share on the Company’s Class A Common Stock which will be payable to stockholders on April 25, 2025. The Company, through its ownership of the general partner of the Partnership, declared a distribution of $0.78 per Common Unit from the Partnership to the holders of Common Units, which will be payable on May 2, 2025. As described in these Condensed Consolidated Financial Statements, as the context requires, dividends paid to holders of Class A Common Stock and distributions paid to holders of Common Units may be referred to collectively as “dividends.”
Share Repurchase Program
In February 2023, the Board approved a share repurchase program (“Repurchase Program”), authorizing discretionary purchases of the Company’s Class A Common Stock up to $100 million in the aggregate. In May 2025, the Board approved a $400 million increase to the previously announced Repurchase Program, pursuant to which we are authorized to repurchase the Company’s Class A Common Stock for an aggregate purchase price of up to $500 million. Repurchases may be made at management’s discretion from time to time, in accordance with applicable securities laws, on the open market or through privately negotiated transactions and may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act. Privately negotiated repurchases from affiliates are also authorized under the Repurchase Program, subject to such affiliates’ interest and other limitations. The repurchases will depend on market conditions and may be discontinued at any time without prior notice.
For three months ended March 31, 2025, the Company did not repurchase any of its outstanding shares.

Liquidity
The following table presents a summary of the Company’s key liquidity indicators at the dates presented:

	March 31,	December 31,
	2025	2024
	(In thousands)
Cash and cash equivalents	$8,845	$3,606
Total debt, net of unamortized deferred financing cost	$3,717,257	$3,504,196
Available committed borrowing capacity	$693,600	$657,200
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

Off-Balance Sheet Arrangements
As of March 31, 2025, there were no off-balance sheet arrangements.

Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates from those disclosed on our Annual Report on Form 10-K for the year ended December 31, 2024. Please refer to information regarding our critical accounting policies and estimates included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Commission on March 3, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosure About Market Risk
The Company is exposed to various market risks, including the effects of adverse changes in commodity prices and credit risk as described below. The Company continually monitors its market risk exposure, including the impact and developments related to global geopolitical issues, foreign and domestic trade policies under the Trump Administration and monetary policy addressing the interest rate and inflation trend, which continued to have significant impact on volatility and uncertainties in the financial markets during the first quarter of 2025.
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
Interest Rate Risk
As of March 31, 2025, the Company had interest bearing debt, net of deferred financing costs, with principal amounts of $3.72 billion. We are not exposed to changes in interest rates with respect to our senior unsecured notes due in 2028 and 2030 as these are fixed-rate obligations. The interest rates for the Revolving Credit Facility, the Term Loan Credit Facility and the A/R Facility are variable, which exposes the Company to the risk of increased interest expense in the event of increases in interest rates. Accordingly, results of operations, cash flows, financial condition and the ability to make cash distributions could be adversely affected by significant increases in interest rates. A 1.0% increase or decrease in interest rates would change our annualized interest expense by approximately $16.9 million for the Revolving Credit Facility, the Term Loan Credit Facility and the A/R Facility, based on our outstanding borrowings at March 31, 2025.
To mitigate interest rate risk exposure, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. As of March 31, 2025, the Company had two interest rate swap contracts with total notional amounts of $1.70 billion maturing on May 31, 2025 that pay a fixed rate ranging from 4.38% to 4.48% and seven interest rate swap contracts with notional amounts of $525.0 million maturing on December 31, 2025 that pay a fixed rate ranging from 3.02% to 4.06%. Refer to Note 11—Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional discussion regarding our hedging strategies and objectives.
Credit Risk
The Company is subject to credit risk resulting from nonpayment or nonperformance by, or the insolvency or liquidation of, third-party customers. Any increase in nonpayment and nonperformance by, or the insolvency or liquidation of, the Company’s customers could adversely affect the Company’s results of operations.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of March 31, 2025, pursuant to Rule 13a-15(b) of the Exchange Act, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting and Administrative Officer, who serves as the principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Accounting and Administrative Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of March 31, 2025.
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
As disclosed in Note—2 Business Combinations in the Notes to Condensed Consolidated Financial Statements, we acquired Durango on June 24, 2024, and its internal control over financial reporting has been fully integrated into the Company’s control environment effective January 1, 2025 and is now within the scope of our internal controls over financial reporting.
Change in Internal Control over Financial Reporting
Except as described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For further information regarding legal proceedings, refer to Note 15—Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS
Our business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. For example, on March 12, 2025, the U.S. government imposed a 25% tariff on steel imports, and on April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all countries and individualized higher tariffs on certain other countries. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. These actions have caused substantial uncertainty and volatility in financial markets and may result in retaliatory measures on U.S. goods. Retaliatory measures might affect export of oil and gas products and have adverse impact on domestic productions and prices, which might affect our results of operations adversely.
Our business requires access to steel and other materials to construct and maintain our pipelines and other midstream assets. Any imposition of or increase in tariffs on imports of steel or other materials, as well as corresponding price increases for such materials available domestically, could increase our construction costs and our costs to maintain our assets. To the extent that we are unable to pass all or any such cost increases on to our customers, such cost increases could adversely affect our returns on investment. Higher materials costs could also diminish our ability to develop new projects at acceptable returns, particularly during times of economic uncertainty, and limit our ability to pursue growth opportunities.
Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy, and ultimately reduced demand for our and our customers’ products and services. Such conditions could have a material adverse impact on our business, results of operations and cash flows. Also, disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms and cost of capital. Changes in tariffs and trade restrictions can be announced with little or no advance notice. The adoption and expansion of tariffs or other trade restrictions, increasing trade tensions, or other changes in governmental policies related to taxes, tariffs, trade agreements or policies, are difficult to predict, which makes attendant risks difficult to anticipate and mitigate. If we are unable to navigate further changes in U.S. or international trade policy, it could have a material adverse impact on our business and results of operations.
For other risk factors, please refer to Part II, Item 1A — “Risk Factors” in the Company’s Annual Report Form 10-K for the year ended December 31, 2024 filed on March 3, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There was no unregistered sale of equity securities or repurchase activities during the three month ended March 31, 2025.

ITEM 5. OTHER INFORMATION
Trading Arrangements
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).
Special RSUs
On May 7, 2025, the Board of Directors (the “Board”) of the Company, upon recommendation of the Compensation Committee, approved a compensation strategy whereby certain executives of the Company (including the Company’s named executive officers) will receive a portion of their base pay for the remainder of 2025 in the form of restricted stock units that will be settled in Company common stock (the “Special RSUs”) evidenced by a Form of Special RSU Agreement.
Specifically, the CEO will receive 100% of his remaining base salary in the form of Special RSUs, EVPs will receive at least 50% of their base salaries in the form of Special RSUs, and SVPs will receive at least 40% of their base salaries in the form of Special RSUs. VPs will be eligible at their discretion to convert a percentage of their base salary and independent members of the Board will be eligible to elect to convert their remaining 2025 quarterly cash payments into Special RSUs evidenced by a Form of Special RSU Agreement for independent directors. Recipients will be eligible to earn dividend equivalent rights with respect to the Special RSUs.
The Special RSUs will cliff vest on January 1, 2026. If a recipient of Special RSUs ceases to provide service to or employment with the Company for any reason, other than in connection with a Change of Control (as defined in the Special RSU award agreement), a pro-rata portion of the recipient’s Special RSUs will vest, calculated based on (i) the number of days the recipient was providing services to the Company between May 1, 2025 and the date of the termination, divided by (ii) the total number of days between May 1, 2025 and January 1, 2026. If a recipient ceases to provide services in connection with a Change of Control, all of the Special RSUs will vest in full. In certain limited circumstances measured as of January 1, 2026, recipients may receive a true-up grant based on the approval of the Compensation Committee.
The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to Form of Special RSU Agreement and the Form of Special RSU Agreement for independent directors, copies of which will be filed on the Company's next Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

EXHIBIT NO.		DESCRIPTION
3.1	–	Third Amended and Restated Certificate of Incorporation of Kinetik Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2022).
3.2	–
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
Purchase Agreement dated March 14, 2025 by and among Kinetik Holdings Inc., Kinetik Holdings LP and MUFG Securities Americas Inc., as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2025).

10.3	–
Amendment No. 1 to Receivables Purchase Agreement, dated as of April 1, 2025, by and among Kinetik Receivables LLC, as the seller, Kinetik Holdings LP, a subsidiary of Kinetik Holdings Inc., as the servicer, PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as structuring agent, and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 1, 2025).

10.4	–
Joinder Agreement, dated April 1, 2025 by and among Frontier Field Services, LLC, Kinetik Holdings LP, a subsidiary of Kinetik Holdings Inc., and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 1, 2025).

10.5**	–	Kinetik Holdings Inc. Separation and Release Agreement, dated as of February 28, 2025, by and between the Company and Todd Carpenter.
10.6**	–	Kinetik Holdings Inc. Consulting Agreement, dated as of February 28, 2025, by and between the Company and Todd Carpenter.
31.1*	–	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	–	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	–	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	–	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.

101*	–
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Equity and Noncontrolling Interests and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

KINETIK HOLDINGS INC.

Dated:	May 8, 2025	/s/ Jamie Welch
Jamie Welch
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated:	May 8, 2025	/s/ Steven Stellato
Steven Stellato
Executive Vice President, Chief Accounting and Chief Administrative Officer
(Principal Financial Officer and Principal Accounting Officer)