Form 10-Q
period 2025-06-30
Kinetik Holdings Inc.
filed 2025-08-08
CIK 1692787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s Class A Common Stock, par value $0.0001 per share issued and outstanding as of July 31, 2025	61,474,513
Number of shares of registrant’s Class C Common Stock, par value $0.0001 per share issued and outstanding as of July 31, 2025	100,457,604

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
•general economic and political conditions, including the global geopolitical conflicts, foreign and domestic trade policies under the Trump Administration and other factors; and other factors disclosed in “Part I, Item 1A. — Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 3, 2025.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands, except per share data)
Operating revenues:
Service revenue	$112,654	$96,415	$240,580	$198,610
Product revenue	311,590	260,102	624,095	496,669
Other revenue	2,494	2,940	5,326	5,572
Total operating revenues(1)	426,738	359,457	870,001	700,851
Operating costs and expenses:
Costs of sales (excluding depreciation and amortization)(2) (3)	156,697	146,513	380,061	300,200
Operating expenses	68,045	44,068	131,648	87,474
Ad valorem taxes	6,559	6,212	13,350	12,504
General and administrative expenses	24,244	31,091	61,836	65,227
Depreciation and amortization expenses	93,763	75,061	186,436	148,667
(Gain) loss on disposal of assets, net	(25)	(76)	(65)	4,090
Total operating costs and expenses	349,283	302,869	773,266	618,162
Operating income	77,455	56,588	96,735	82,689
Other income (expense):
Interest and other income	2,732	309	3,517	400
Loss on debt extinguishment	(635)	(525)	(635)	(525)
Gain on sale of equity method investment	—	59,884	—	59,884
Interest expense	(56,514)	(54,049)	(112,228)	(101,516)
Equity in earnings of unconsolidated affiliates	58,705	55,955	116,183	116,424
Total other income, net	4,288	61,574	6,837	74,667
Income before income taxes	81,743	118,162	103,572	157,356
Income tax expense	7,327	9,214	9,894	13,001
Net income including noncontrolling interest	74,416	108,948	93,678	144,355
Net income attributable to Common Unit limited partners	50,771	71,756	63,903	95,613
Net income attributable to holders of Class A Common Stock	$23,645	$37,192	$29,775	$48,742

Net income attributable to holders of Class A Common Stock, per share
Basic	$0.33	$0.54	$0.38	$0.68
Diluted	$0.33	$0.54	$0.38	$0.67
Weighted-average shares
Basic	61,721	59,792	60,946	58,840
Diluted	62,228	60,279	61,693	59,503
(1)Includes amounts associated with related parties of nil and $17.2 million for the six months ended June 30, 2025 and 2024, respectively. No operating revenue associate with related parties for the three months ended June 30, 2025 and 2024.
(2)Includes amounts associated with related parties of $7.0 million and $12.5 million for the three months ended June 30, 2025 and 2024, respectively, and $11.7 million and $35.9 million for the six months ended June 30, 2025 and 2024, respectively.
(3)Costs of sales (excluding depreciation and amortization) is net of gas service revenues totaling $73.6 million and $54.7 million for the three months ended June 30, 2025 and 2024, respectively, $135.8 million and $99.2 million for the six months ended June 30, 2025 and 2024, respectively, for certain volumes where we act as principal.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2025	2024

	(In thousands, except shares data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,733	$3,606
Accounts receivable, net of allowance for credit losses of $1,000 in 2025 and 2024	62,913	111,940
Accounts receivable pledged	189,300	140,200
Derivative assets	12,799	2,308
Prepaid and other current assets	36,884	36,705
	312,629	294,759
NONCURRENT ASSETS:
Property, plant and equipment, net	3,731,821	3,433,864
Intangible assets, net	607,752	652,490
Derivative asset, non-current	1,868	65
Operating lease right-of-use assets	79,561	29,814
Deferred tax assets	222,761	203,996
Deferred charges and other assets	84,276	76,994
Investments in unconsolidated affiliates	2,105,252	2,117,878
Goodwill	5,077	5,077
	6,838,368	6,520,178
Total assets	$7,150,997	$6,814,937
LIABILITIES, NONCONTROLLING INTEREST AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,573	$27,239
Accrued expenses	218,625	186,714
Derivative liabilities	3,215	10,011
Current portion of operating lease liabilities	42,483	18,701
Current debt obligations	189,300	140,200
Other current liabilities	11,627	35,689
	501,823	418,554
NONCURRENT LIABILITIES
Long term debt, net	3,736,972	3,363,996
Contract liabilities	20,932	20,985
Operating lease liabilities	38,046	11,490
Derivative liabilities	—	1,937
Other liabilities	24,585	2,148
Deferred tax liabilities	18,193	16,761
	3,838,728	3,417,317
Total liabilities	4,340,551	3,835,871
COMMITMENTS AND CONTINGENCIES (Note 16)
Redeemable noncontrolling interest — Common Unit limited partners	4,376,104	5,955,662
EQUITY:
Class A Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 65,198,317 shares issued and 63,545,388 shares outstanding at June 30, 2025, and 59,929,611 shares issued and outstanding at December 31, 2024	6	6
Class C Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 92,777,112 and 97,783,034 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	9	9
Deferred consideration	1	1
Additional paid-in capital	288,295	—
Accumulated deficit	(1,781,415)	(2,976,612)
Treasury stock at cost, (1,652,929 and nil shares as of June 30, 2025 and December 31, 2024, respectively)	(72,554)	—
Total equity	(1,565,658)	(2,976,596)
Total liabilities, noncontrolling interest and equity	$7,150,997	$6,814,937
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2025	2024

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$93,678	$144,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	186,436	148,667
Amortization of deferred financing costs	3,984	3,582
Amortization of contract costs	3,310	3,310
Distributions from unconsolidated affiliates	126,941	152,642
Derivative settlement	(5,657)	(9,307)
Derivative fair value adjustment	(15,370)	6,624
Gain on sale of equity method investment	—	(59,884)
(Gain) loss on disposal of assets, net	(65)	4,090
Equity in earnings of unconsolidated affiliates	(116,183)	(116,424)
Loss on debt extinguishment	635	525
Share-based compensation	30,348	37,697
Deferred income taxes	9,409	12,391
Changes in operating assets and liabilities:
Accounts receivable and pledged receivable	(73)	(12,855)
Other assets	(5,525)	(1,966)
Accounts payable	(9,846)	(15,122)
Accrued liabilities	(19,142)	(16,950)
Other non-current liabilities	22,436	(1,744)
Operating leases	591	(409)
Net cash provided by operating activities	305,907	279,222
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment expenditures	(201,840)	(97,350)
Intangible assets expenditures	(15,567)	(2,773)
Investments in unconsolidated affiliates	(985)	(3,273)
Distributions from unconsolidated affiliates	2,853	1,240
Cash proceeds from sale of equity method investment	—	494,390
Cash proceeds from disposal of assets	98	334
Net cash paid for acquisition	(176,163)	(349,266)
Net cash (used in) provided by investing activities	(391,604)	43,302
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing under A/R Facility	73,300	150,000
Payments on A/R Facility	(24,200)	(1,200)
Proceeds from borrowings from long-term debt	1,400,000	—
Payments on long-term debt	(1,000,000)	(200,000)
Payments of debt issuance costs, net	(10,689)	(1,086)
Payments of debt discount, net	(1,200)	(500)
Proceeds from revolving line of credit	1,126,000	607,000
Payments on revolving line of credit	(1,151,000)	(714,000)
Cash dividends paid to Class A Common Stock shareholders	(94,950)	(83,526)
Distributions paid to Class C Common Unit limited partners	(151,883)	(71,173)
Repurchase of Class A Common Stock	(72,554)	—
Net cash provided by (used in) financing activities	92,824	(314,485)
Net change in cash	7,127	8,039
CASH, BEGINNING OF PERIOD	3,606	4,510
CASH, END OF PERIOD	$10,733	$12,549

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2025	2024

	(In thousands)
SUPPLEMENTAL SCHEDULE OF INVESTING AND FINANCING ACTIVITIES
Cash paid for interest, net of amounts capitalized	$103,441	$140,477
Cash paid for income taxes, net	$2,410	$485
Property and equipment and intangible accruals in accounts payable and accrued liabilities	$67,212	$13,301
Right-of-use assets obtained in exchange for lease liabilities	$17,732	$42,537
Class A Common Stock issued through dividend and distribution reinvestment plan	$724	$74,799

Fair value of assets acquired in business combinations	$191,815	$898,865
Cash consideration paid	176,163	357,967
Class C Common Units issued	—	148,200
Deferred consideration	—	275,000
Contingent consideration	—	64,000
Liabilities assumed	$15,652	$53,698

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(UNAUDITED)

	Redeemable Noncontrolling Interest — Common Unit Limited Partners	Class A Common Stock		Class C Common Stock				Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Equity
						Deferred Consideration
		Shares	Amount	Shares	Amount	Shares(1)	Amount

		(In thousands)
For the Quarter Ended June 30, 2024
Balance at March 31, 2024	$3,624,670	59,712	$6	93,943	$9	—	$—	$—	$(973,451)	$—	$(973,436)
Durango Acquisition	423,200	—	—	3,840	—	7,680	1	—	—	—	1
Redemption of Common Units	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock through dividend and distribution reinvestment plan	—	15	—	—	—	—	—	552	—		552
Share-based compensation	—	9	—	—	—	—	—	15,136	—	—	15,136
Net income	71,756	—	—	—	—	—	—	—	37,192	—	37,192
Change in redemption value of noncontrolling interest	240,422	—	—	—	—	—	—	(15,099)	(225,323)	—	(240,422)
Recognition of deferred tax asset	—	—	—	—	—	—	—	(589)	—	—	(589)
Distributions paid to Common Unit limited partners	(70,457)	—	—	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($0.75 per share)	—	—	—	—	—	—	—	—	(45,327)	—	(45,327)
Balance at June 30, 2024	$4,289,591	59,736	$6	97,783	$9	7,680	$1	$—	$(1,206,909)	$—	$(1,206,893)

For the Quarter Ended June 30, 2025
Balance at March 31, 2025	$5,450,555	60,922	$6	97,039	$9	7,680	$1	$66,966	$(2,616,635)	$—	$(2,549,653)
Redemption of Common Units	(189,660)	4,262	—	(4,262)	—	—	—	189,660	—	—	189,660
Issuance of common stock through dividend and distribution reinvestment plan	—	7	—	—	—	—	—	334	—	—	334
Repurchase of Class A Common Stock	—	(1,653)	—	—	—	—	—	—	—	(72,554)	(72,554)
Share-based compensation	—	7	—	—	—	—	—	9,695	—	—	9,695
Net income	50,771	—	—	—	—	—	—	—	23,645	—	23,645
Change in redemption value of noncontrolling interest	(859,871)	—	—	—	—	—	—	—	859,871	—	859,871
Recognition of deferred tax asset	—	—	—	—	—	—	—	21,640	—	—	21,640
Distributions paid to Common Unit limited partners	(75,691)	—	—	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($0.78 per share)	—	—	—	—	—	—	—	—	(48,296)	—	(48,296)
Balance at June 30, 2025	$4,376,104	63,545	$6	92,777	$9	7,680	$1	$288,295	$(1,781,415)	$(72,554)	$(1,565,658)

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(UNAUDITED)

	Redeemable Noncontrolling Interest — Common Unit Limited Partners	Class A Common Stock		Class C Common Stock				Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Equity
						Deferred Consideration
		Shares	Amount	Shares	Amount	Shares(1)	Amount

		(In thousands)
For the Six Months Ended June 30, 2024
Balance at December 31, 2023	$3,157,807	57,097	$6	94,089	$9	—	$—	$192,678	$(723,516)	$—	$(530,823)
Durango Acquisition	423,200	—	—	3,840	—	7,680	1	—	—	—	1
Redemption of Common Units	(5,060.00)	146	—	(146)	—	—	—	5,060	—	—	5,060
Issuance of common stock through dividend and distribution reinvestment plan	—	2,194	—	—	—	—	—	74,799	—		74,799
Share-based compensation	—	299	—	—	—	—	—	37,697	—	—	37,697
Net income	95,613	—	—	—	—	—	—	—	48,742	—	48,742
Change in redemption value of noncontrolling interests	759,003	—	—	—	—	—	—	(315,395)	(443,608)	—	(759,003)
Recognition of deferred tax asset	—	—	—	—	—	—	—	5,161	—	—	5,161
Distributions paid to Common Unit limited partners	(140,972)	—	—	—	—	—	—	—	—	—	—
Cash dividends on Class A Common Stock ($0.75 per share)	—	—	—	—	—	—	—	—	(88,527)	—	(88,527)
Balance at June 30, 2024	$4,289,591	59,736	$6	97,783	$9	7,680	$1	$—	$(1,206,909)	$—	$(1,206,893)

For the Six Months Ended June 30, 2025
Balance at December 31, 2024	$5,955,662	59,930	$6	97,783	$9	7,680	$1	$—	$(2,976,612)	$—	$(2,976,596)
Redemption of Common Units	(230,481)	5,006	—	(5,006)	—	—	—	230,481	—	—	230,481
Issuance of common stock through dividend and distribution reinvestment plan	—	13	—	—	—	—	—	724	—	—	724
Repurchase of Class A Common Stock	—	(1,653)	—	—	—	—	—	—	—	(72,554)	(72,554)
Share-based compensation	—	249	—	—	—	—	—	30,348	—	—	30,348
Net income	63,903	—	—	—	—	—	—	—	29,775	—	29,775
Change in redemption value of noncontrolling interest	(1,261,085)	—	—	—	—	—	—	—	1,261,085	—	1,261,085
Recognition of deferred tax asset	—	—	—	—	—	—	—	26,742	—	—	26,742
Distributions paid to Common Unit limited partners	(151,895)	—	—	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($0.78 per share)	—	—	—	—	—	—	—	—	(95,663)	—	(95,663)
Balance at June 30, 2025	$4,376,104	63,545	$6	92,777	$9	7,680	$1	$288,295	$(1,781,415)	$(72,554)	$(1,565,658)
(1)Pursuant to the Durango MIPA (as defined herein), deferred consideration of 7.7 million shares of Class C Common Stock were issued on July 1, 2025. Fair value of the deferred consideration was included in the “Redeemable noncontrolling interest—Common Units limited partners” of the Condensed Consolidated Balance Sheets as of June 30, 2025.
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
During the year ended December 31, 2024, the Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which has required prior periods to reflect the change in presentation. See Note 2—Summary of Significant Accounting Policies, Recent Accounting Pronouncements in our 2024 Annual Report on Form 10-K for further discussion.
Significant Accounting Policies
The accounting policies that we follow are set forth in Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K. There were no significant updates or revisions to our accounting policies during the six months ended June 30, 2025.
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

In addition, the Company incurs cost of sales with two of its equity method investment (“EMI”) pipeline entities, Permian Highway Pipeline LLC (“PHP”) and Breviloba, LLC (“Breviloba”). The Company pays a demand fee to PHP and pays a capacity fee to Breviloba for certain volumes moving on the Shin Oak NGL Pipeline (“Shin Oak”). For the three and six months ended June 30, 2025, the Company recorded cost of sales of $7.0 million and $11.7 million, respectively, with these affiliates. For the three and six months ended June 30, 2024, the Company recorded cost of sales of $12.5 million and $26.5 million, respectively, with these affiliates.
Recently issued accounting pronouncements not yet adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in this update require, among other items, that public entities disclose, on an annual and interim basis, (i) specific categories of income taxes in the rate reconciliation, and (ii) a disaggregation of income taxes paid by federal, state, and foreign taxes. ASU 2023-09 is effective for the fiscal year beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied prospectively with retrospective application permitted. The Company plans to adopt ASU 2023-09 in the Annual Report on Form 10-K for the year ended December 31, 2025, which will result in expanded income tax disclosure as required by the ASU.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40), Disaggregation of Income Statement Expenses, (“ASU 2024-03”). In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures - Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 and ASU 2025-01 require a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. All public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the effect that ASU 2024-03 and 2025-01 will have on the disclosures within its Consolidated Financial Statements.

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
As of June 30, 2025, our allocations of purchase price for acquisitions made during 2025 and 2024 are detailed below:

	Acquisition Date	Acquisition	Consideration Transferred	Current Assets	Property Plant & Equipment	Intangible Assets	Other Long Term Assets	Liabilities	Contingent Consideration

			(In thousands)
(1)	Q1 2025	Barilla Draw	$176,163	$—	$165,663	$10,500	$15,652	$15,652	$—
(2)	Q2 2024	Durango Permian, LLC	$781,167	$61,171	$627,452	$183,000	$3,621	$89,577	$4,500
Barilla Draw Acquisition
On January 14, 2025, the Company completed the previously announced bolt-on acquisition with Permian Resources Corporation, who directly owns all of the issued and outstanding membership interests of (a) RC Permian Gathering, LLC, a Delaware limited liability company (“Permian Gathering”) and (b) Barilla Draw Gathering, LLC, a Delaware limited liability company (“Barilla Draw”), to acquire all issued and outstanding membership interests of Permian Gathering and Barilla Draw (the “Barilla Draw Acquisition”) for $176.2 million of cash consideration. Assets acquired consisted of natural gas and crude gathering pipelines and compression of $165.7 million, intangible right-of-way assets of $10.5 million and operating lease right of use assets of $15.7 million. Acquired gathering pipelines and compression were valued based on replacement cost along with economic obsolescence adjustments. These assets are depreciated over an estimated useful life of 20 years. Intangible right-of-way assets were valued based on the across the fence method and are amortized over an estimated useful life of seven years. Acquired net assets from this business combination were included in the Midstream Logistics segment. This transaction was accounted for as a business combination in accordance with ASC 805 Business Combination (“ASC 805”). Certain data necessary to complete the purchase price allocation is not yet available, including, but not limited to, the completion of the valuation of the underlying assets and liabilities assumed. The Company is continuing its review of these matters during the measurement period. For the three and six months ended June 30, 2025, the Company recorded measurement period adjustment totaled $2.2 million related to working capital settlement for the effective period. Acquisition-related costs were immaterial for this transaction. For the three and six months ended June 30, 2025, excluding intercompany revenue and cost of sales, Barilla Draw recorded revenues of $5.6 million and $14.7 million, respectively, and net income of $1.5 million and $3.2 million, respectively.
Durango Acquisition
On June 24, 2024 (the “Durango Closing Date”), the Company consummated the Membership Interest Purchase Agreement (the “Durango MIPA”), dated May 9, 2024, by and between the Company, the Partnership, and Durango Midstream LLC, an affiliate of Morgan Stanley Equity Partners (the “Durango Seller”), pursuant to which the Partnership purchased all of the membership interests of Durango Permian, LLC and its wholly owned subsidiaries (“Durango”) from Durango Seller for an adjusted purchase price of approximately $785.7 million (the “Durango Acquisition”). Durango Seller is entitled to an earn out of up to $75.0 million in cash contingent upon the Kings Landing gas processing complex in Eddy County, New Mexico (the “Kings Landing Project”), which is currently under construction, being placed into service (the “Kings Landing Earnout”). The Kings Landing Earnout is subject to reductions based on actual capital costs associated with the Kings Landing Project. The Company recorded a contingent liability related to the Kings Landing Earnout based on project completion probability, see additional information in Note 16—Commitments and Contingencies in the Notes to our Condensed Consolidated Financial Statements set forth in this Form 10-Q. The Durango Acquisition allows the Company to further expand its footprint into New Mexico and across the Northern Delaware Basin.
The Durango Acquisition was accounted for as a business combination in accordance with ASC 805. Starting on the Durango Closing Date, our Consolidated Financial Statements reflected Durango as a consolidated subsidiary. The accompanying Condensed Consolidated Financial Statements herein include (i) the combined net assets of the Company carried at historical costs and net assets of Durango carried at fair value as of the Durango Closing Date and (ii) the combined results of operations of the Company with Durango’s results presented within the Condensed Consolidated Financial Statements from the Durango Closing Date going forward. Acquired net assets from this business combination were included in the Midstream Logistic segment. For the three and six months ended June 30, 2025, excluding intercompany revenue and cost of sales, Durango recorded revenues of $41.1 million and $92.6 million, respectively, and net income of $1.2 million and $5.0 million, respectively. For the three and six months ended June 30, 2024, Durango recorded revenues of $3.2 million and net income of $0.2 million, respectively, excluding intercompany revenue and cost of sales.

3.    REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents a disaggregation of the Company’s revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Gathering and processing services	$112,654	$96,415	$240,580	$198,610
Natural gas, NGLs and condensate sales	311,590	260,102	624,095	496,669
Other revenue	2,494	2,940	5,326	5,572
Total revenues	$426,738	$359,457	$870,001	$700,851
There have been no significant changes to the Company’s contracts with customers during the three and six months ended June 30, 2025, aside from the addition of certain gas gathering and processing agreements associated with the Durango Acquisition in 2024 and Barilla Draw Acquisition in January 2025. Contracts with customers acquired through these acquisitions have similar structures to the Company’s existing contracts with customers. The Company recognized $0.4 million and $0.7 million in revenues from MVC deficiency payments for the three and six months ended June 30, 2025, respectively, and nil for the three and six months ended June 30, 2024.

Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that have not yet been recognized, representing our contractually committed revenues as of June 30, 2025:

Amount

Fiscal Year	(In thousands)
Remaining of 2025	$21,023
2026	70,120
2027	75,417
2028	74,915
2029	72,225
Thereafter	163,731
$477,431
Our contractually committed revenue, for the purposes of the tabular presentation above, is limited to customer contracts that have fixed pricing and fixed volume terms and conditions, including contracts with payment obligations associated with MVCs.
Contract Liabilities
The following table provides information about contract liabilities from contracts with customers as of June 30, 2025:

Amount

(In thousands)
Balance at December 31, 2024	$26,665
Reclassification of beginning contract liabilities to revenue as a result of performance obligations being satisfied	(3,238)
Cash received in advance and not recognized as revenue	3,339
Balance at June 30, 2025	26,766
Less: Current portion	5,834
Non-current portion	$20,932
Contract liabilities relate to payments received in advance of satisfying performance obligations under a contract, which result from contribution in aid of construction payments. Current and noncurrent contract liabilities are included in “Other Current Liabilities” and “Contract Liabilities,” respectively, in the Condensed Consolidated Balance Sheets.
Contract Cost Assets
The Company has capitalized certain costs incurred to obtain a contract or additional contract dedicated acreage or volumes that would not have been incurred if the contract or associated acreage and volumes had not been obtained. As of June 30, 2025 and December 31, 2024, the Company had contract acquisition cost assets of $61.2 million and $64.6 million, respectively. Current and noncurrent contract cost assets are included in “Prepaid and Other Current Assets” and “Deferred Charges and Other Assets,” respectively, in the Condensed Consolidated Balance Sheets. The Company amortizes these assets as cost of sales on a straight-line basis over the life of the associated long-term customer contracts. The Company recognized costs of sales associated with these assets of $1.7 million for the three months ended June 30, 2025 and 2024, and $3.3 million for the six months ended June 30, 2025 and 2024.

4.    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, at carrying value, is as follows:

	June 30,	December 31,
	2025	2024

	(In thousands)
Gathering, processing, and transmission systems and facilities	$4,216,286	$3,977,825
Vehicles	18,242	15,659
Computers and equipment	11,540	7,872
Less: accumulated depreciation	(927,067)	(813,371)
Total depreciable assets, net	3,319,001	3,187,985
Construction in progress	381,688	215,168
Land	31,132	30,711
Total property, plant, and equipment, net	$3,731,821	$3,433,864
The cost of property classified as “Construction in progress” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet available to be placed into productive service as of the respective reporting date. The Company recorded $57.0 million and $43.8 million of depreciation expense for the three months ended June 30, 2025 and 2024, respectively, and $119.1 million and $86.6 million for the six months ended June 30, 2025 and 2024, respectively. There were no impairment triggering events for property, plant and equipment during the three and six months ended June 30, 2025 and 2024.

5.    INTANGIBLE ASSETS, NET
Intangible assets, net, are comprised of the following:

	June 30,	December 31,
	2025	2024

	(In thousands)
Customer contracts	$1,271,050	$1,270,106
Right of way assets	223,971	196,979
Less accumulated amortization	(887,269)	(814,595)
Total amortizable intangible assets, net	$607,752	$652,490
On June 30, 2025, the remaining customer contract amortization terms range from seven months to sixteen years with weighted average amortization periods of approximately 6.72 years and the right-of-way assets remaining amortization terms range from one month to fourteen years with weighted average amortization periods of approximately 6.61 years. The remaining weighted average amortization period for the intangible assets as of June 30, 2025 was approximately 6.69 years. The right of way agreements are typically for an initial term of ten years with an option to renew for an additional ten years at agreed upon renewal rates based on certain indices or up to 130% of the original consideration paid.
The Company recorded $36.7 million and $31.3 million of amortization expense for the three months ended June 30, 2025 and 2024, respectively, and $67.3 million and $62.0 million for the six months ended June 30, 2025 and 2024, respectively. There was no impairment recognized on intangible assets for the three and six months ended June 30, 2025 and 2024.

6.    EQUITY METHOD INVESTMENTS
As of June 30, 2025, the Company owned investments in the following long-haul pipeline entities in the Permian Basin. These investments were accounted for using the equity method of accounting. For each EMI pipeline entity, the Company has the ability to exercise significant influence based on certain governance provisions and its participation in the significant activities and decisions that impact the management and economic performance of the EMI pipeline. The table below presents the ownership percentages and investment balances held by the Company for each entity:

		June 30,	December 31,
	Ownership	2025	2024

		(In thousands)
PHP	55.5%	$1,590,058	$1,607,323
Breviloba	33.0%	425,532	428,383
Epic Crude Holdings, LP (“EPIC”)	27.5%	89,662	82,172
		$2,105,252	$2,117,878
The unamortized net basis differences included in the EMI pipeline balances were $39.6 million and $40.3 million as of June 30, 2025 and December 31, 2024, respectively. These amounts represent differences in the Company’s contributions to date and the Company’s underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized basis differences will be amortized or accreted into equity income of unconsolidated affiliates over the useful lives of the underlying pipeline assets. There was capitalized interest of $23.4 million and $23.9 million as of June 30, 2025 and December 31, 2024, respectively. Capitalized interest is amortized on a straight-line basis into equity income of unconsolidated affiliates.
The following table presents the activity in the Company’s EMIs for the six months ended June 30, 2025:

	Permian Highway Pipeline LLC	Breviloba, LLC	EPIC Crude Holdings, LP	Total

	(In thousands)
Balance at December 31, 2024	$1,607,323	$428,383	$82,172	$2,117,878
Contributions and acquisitions	985	—	—	985
Distributions(1)	(106,152)	(23,642)	—	(129,794)
Equity income, net(2)	87,902	20,791	7,490	116,183
Balance at June 30, 2025	$1,590,058	$425,532	$89,662	$2,105,252
(1)Distributions consisted of a return on investment of $126.9 million, which was included in cash flows from operating activities and a return of investment of $2.9 million, which was included in cash flows from investing activities.
(2)For the six months ended June 30, 2025, net of amortization and accretion of basis differences and capitalized interests, which represents undistributed earnings, the amortization was $3.9 million from PHP, $0.3 million from Breviloba, LLC, and accretion of $3.2 million from EPIC.

Summarized Financial Information
The following table represents selected data for the Company’s ongoing EMI pipelines (on a 100 percent basis) for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	2025			2024
	Permian Highway Pipeline LLC	Breviloba, LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC	EPIC Crude Holdings, LP

	(In thousands)
Revenues	$128,762	$55,413	$120,555	$126,426	$51,438	$102,414
Operating income	83,247	27,121	43,938	81,114	21,746	28,045
Net income (loss)	83,070	27,294	34,461	81,074	21,895	(8,195)

	Six Months Ended June 30,
	2025			2024
	Permian Highway Pipeline LLC	Breviloba, LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC	EPIC Crude Holdings, LP

	(In thousands)
Revenues	$257,068	$114,905	$204,677	$252,640	$102,397	$186,536
Operating income	165,818	59,097	61,473	161,681	47,165	45,580
Net income (loss)	165,719	59,284	17,926	161,233	47,447	(24,730)

7.    DEBT AND FINANCING COSTS
Term Loan Credit Agreement

On May 30, 2025, the Partnership entered into a term loan credit agreement (the “Term Loan Credit Agreement”)among Toronto Dominion (Texas) LLC, as administrative agent and the banks and other financial institutions party thereto, as lenders. The Term Loan Credit Agreement provides for a $1.15 billion senior unsecured credit facility and matures on May 30, 2028. The obligations under the Term Loan Credit Agreement are guaranteed by the Company.

In connection with entry into the Term Loan Credit Agreement, the Partnership paid fees and expenses to third parties totaling $1.2 million, which was capitalized as debt issuance cost, and paid fees directly to lenders totaling $1.8 million, which was capitalized as original debt discount. Capitalized debt issuance cost and original debt discount were included in the Condensed Consolidated Balance Sheets as direct deductions to the term loan and was amortized over the life of the term loan using the effective interest method.
The Term Loan Credit Agreement provides for borrowings of either, at the Partnership’s option, base rate loans or term SOFR loans. Base rate loans bear interest at a rate per annum equal to the greatest of (a) the prime rate as quoted by the Wall Street Journal from time to time, (b) the greater of (i) the federal funds rate effective rate and (ii) the overnight bank funding rate plus 1/2 of 1% and (c) the adjusted term SOFR rate for an interest period of one month plus 1%, plus a margin that ranges between 0.25% and 1.0%, depending on the credit rating of the Partnership. SOFR loans bear interest at a rate per annum equal to the term SOFR rate for one, three or six month interest periods plus 0.10%, plus a margin that ranges between 1.25% and 2.0%, depending on the credit rating of the Partnership.
Revolving Credit Agreement

On May 30, 2025, the Partnership entered into a new revolving credit agreement (the “Revolving Credit Agreement”) among PNC Bank, National Association, as administrative agent (“PNC Bank”), and the banks and other financial institutions party thereto, as lenders. The Revolving Credit Agreement provides for a $1.60 billion senior unsecured revolving credit facility, which includes a $200.0 million sublimit for the issuance of letters of credit, and a $300.0 million sublimit for swingline loans. All borrowings under the Revolving Credit Agreement will mature on May 30, 2030, unless such maturity date is adjusted in accordance with the revolving credit agreement. The obligations under the Revolving Credit Agreement are guaranteed by the Company.

The aggregate fees and expenses paid directly to lenders and third parties in connection with the Revolving Credit Facility, totaled $6.7 million, which were capitalized as debt issuance costs, were included in “Deferred charges and other assets” on the Condensed Consolidated Balance Sheets and amortized over the term of the revolving credit facility to interest expense using the effective-interest method.
The Revolving Credit Agreement provides for borrowings of either, at the Partnership’s option, base rate loans or term SOFR loans or, with respect to swingline loans, daily simple SOFR loans. Base rate loans bear interest at a rate per annum equal to the greatest of (a) the prime rate as announced from time to time by PNC Bank, (b) the greater of (i) the federal funds effective rate and (ii) the overnight bank funding rate, plus 1/2 of 1% and (c) the adjusted term SOFR rate for an interest period of one month plus 1%, plus a margin that ranges between 0.25% and 1.00%, depending on the credit rating of the Partnership. SOFR loans bear interest at a rate per annum equal to the term SOFR rate for one, three or six month interest periods plus 0.10%, plus a margin that ranges between 1.25% and 2.0%, depending on the credit rating of the Partnership.
In addition, the Partnership is required to pay to each lender a commitment fee on the daily unfunded amount of such lender’s revolving commitment, which accrues at a rate that ranges between 0.15% and 0.35% depending on the credit rating of the Partnership.
Repayment of Existing Credit Facilities
On May 30, 2025, in connection with entry into the Term Loan Credit Agreement and Revolving Credit Agreement, the Company repaid all outstanding borrowings under and extinguished (1) the term loan credit agreement, dated June 8, 2022, by and among the Partnership and PNC Bank, as administrative agent, and the banks and other financial institutions party thereto, as lenders (the “2022 Term Loan Credit Agreement”) and (2) the revolving credit agreement, dated June 8, 2022, by and among the Partnership and Bank of America, N. A., as administrative agent, and the banks and other financial institutions party thereto, as lenders (the “2022 Revolving Credit Agreement”). Pursuant to FASB ASC 470-50, Modification and Extinguishments, the Company recorded a loss on debt extinguishment of $0.6 million for the extinguishment of the 2022 Term Loan Credit Agreement and 2022 Revolving Credit Agreement.
Accounts Receivable Securitization Facility
On April 1, 2025, the Partnership entered into an amendment to its accounts receivable securitization facility dated April 2, 2024 (the “A/R Facility” and as amended, the “Amended A/R Facility”) to, among other things, increase the facility limit and extend the scheduled termination date.
The documentation for the Amended A/R Facility includes (i) a Receivables Purchase Agreement dated as of April 2, 2024 (the “Receivables Purchase Agreement”) by and among Kinetik Receivables LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary of the Partnership, as the seller (the “Kinetik Receivables”), the Partnership, as the servicer, the persons from time to time party thereto as purchasers, PNC Bank, as administrative agent, and PNC Capital Markets LLC, as structuring agent and sustainability agent, as amended by Amendment No. 1 to Receivables Purchase Agreement dated as of April 1, 2025 (“Amendment No. 1 to Receivables Purchase Agreement”) by and among Kinetik Receivables, the Partnership, PNC Bank and the purchasers party thereto and (ii) a Sale and Contribution Agreement, dated as of April 2, 2024 (the “Sale and Contribution Agreement”), as supplemented by that Joinder Agreement dated as of April 1, 2025 (the “Joinder Agreement”), by and among Frontier Field Services, LLC, a Delaware limited liability company (“FFS”), the Partnership and Administrative Agent.
Pursuant to the A/R Facility and as amended, the Amended A/R Facility, the Company and certain of its subsidiaries continuously transfer receivables to Kinetik Receivables, who then transfers receivables that meet certain qualifying conditions to third-party purchasers in exchange for cash. These receivables are held by Kinetik Receivables and are pledged to secure the collectability of the sold receivables and are accounted for as secured borrowings. The amount available for purchases of receivables at any one time under the Amended A/R Facility is limited to an amount calculated based on the outstanding balance of eligible receivables sold to the purchasers, subject to certain reserves, concentration limits, and other limitations. As of June 30, 2025, eligible accounts receivable of $189.3 million were pledged to the Amended A/R Facility as collateral and $60.7 million was available to be invested by the purchasers.
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
The aggregate fees and expenses paid directly to third parties for the amendment totaled $0.2 million, which were capitalized as debt issuance costs and included in the Condensed Consolidated Balance Sheets as a current asset within “Prepaid and other current assets”, were amortized over the term of the Amended A/R Facility to interest expense using the straight-line method. The unamortized debt issuance costs related to the Amended A/R Facility was immaterial as of June 30, 2025.
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
The following table summarizes the Company’s debt obligations as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024

	(In thousands)
A/R Facility(1)	$189,300	$140,200
Total current debt obligations	$189,300	$140,200

Unsecured term loan(2)	$1,150,000	$1,000,000
5.875% senior unsecured notes due 2030 (“2030 Notes”)	1,000,000	1,000,000
6.625% senior unsecured notes due 2028 (“2028 Notes”)	1,050,000	800,000
Revolving line of credit(3)	565,000	590,000
Total long-term debt	3,765,000	3,390,000
Unamortized debt issuance costs, net(4)	(27,117)	(26,174)
Unamortized debt premiums and discounts, net	(911)	170
Total long-term debt, net	$3,736,972	$3,363,996
(1)The effective interest rate was 5.32% and 5.55% as of June 30, 2025 and December 31, 2024, respectively.
(2)The effective interest rate of the Term Loan Credit Agreement was 6.05% as of June 30, 2025. The effective interest rate of the 2022 Revolving Credit Agreement was 6.25% as of December 31, 2024.
(3)The weighted average effective interest rate of the Revolving Credit Agreement was 6.05% as of June 30, 2025. The weighted average effective interest rate of the Revolving Credit Agreement was 6.43% as of December 31, 2024.
(4)Excludes unamortized debt issuance costs related to the revolving line of credit. Unamortized debt issuance costs associated with the revolving line of credit were $9.3 million and $3.8 million as of June 30, 2025 and December 31, 2024, respectively. The unamortized debt issuance costs related to the revolving credit facilities were included in the “Deferred charges and other assets” of the Condensed Consolidated Balance Sheets.

The table below presents the components of the Company’s financing costs, net of capitalized interest:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Capitalized interest	$(4,555)	$(986)	$(7,859)	$(1,930)
Debt issuance costs	2,012	1,883	3,984	3,582
Interest expense	59,057	53,152	116,103	99,864
Total financing costs, net of capitalized interest	$56,514	$54,049	$112,228	$101,516
Compliance with our Covenants
Each of the Term Loan Credit Agreement and Revolving Credit Agreement contain customary covenants and restrictive provisions which may, among other things, limit the Partnership’s ability to create liens, incur additional indebtedness and make restricted payments and the Partnership’s ability to liquidate, dissolve, consolidate with or merge into or with any other person. The 2030 Notes and the 2028 Notes also contain covenants and restrictive provisions, which may, among other things, limit the Partnership’s and its subsidiaries’ ability to create liens to secure indebtedness.
The A/R Facility contains covenants and restrictive provisions with respect to the Partnership and Kinetik Receivables that are customary for accounts receivable securitization facilities. As of June 30, 2025, the Partnership was in compliance with all customary and financial covenants.
Letters of Credit
The Revolving Credit Agreement can be used for letters of credit. Our obligations with respect to related letters of credit totaled $12.6 million as of June 30, 2025 and December 31, 2024. As of June 30, 2025, the Revolving Credit Agreement has a borrowing base of $1.02 billion available.
Fair Value of Financial Instruments
The fair value of the Company and its subsidiaries’ consolidated debt as of June 30, 2025 and December 31, 2024 was $3.99 billion and $3.52 billion, respectively. On June 30, 2025, the senior unsecured notes’ fair value was based on Level 1 inputs, the Term Loan Credit Agreement and Revolving Credit Agreement’s fair value was based on Level 3 inputs and the Amended A/R Facility’s fair value approximates its carrying value due to its short-term nature.

8.    ACCRUED EXPENSES
The following table provides the Company’s current accrued expenses on June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024

	(In thousands)
Accrued product purchases	$127,954	$132,439
Accrued taxes	14,174	15,538
Accrued salaries, vacation, and related benefits	4,199	3,111
Accrued capital expenditures	41,681	13,484
Accrued interest	7,214	6,127
Accrued other expenses	23,403	16,015
Total accrued expenses	$218,625	$186,714
Accrued product purchases mainly accrue the liabilities related to producer payments and any additional business-related miscellaneous fees we owe to third parties, such as transport or capacity fees as of June 30, 2025 and December 31, 2024.

9.    LEASES
Components of lease costs are included in the Condensed Consolidated Statements of Operations as “general and administrative expense” for real-estate leases and operating expense for non-real estate leases. Total operating lease costs were $12.8 million and $6.7 million for the three months ended June 30, 2025 and 2024, respectively, and $25.1 million and $17.3 million for the six months ended June 30, 2025 and 2024, respectively. Short-term lease costs were $0.9 million and $4.9 million for the three months ended June 30, 2025 and 2024, respectively, and $1.4 million and $6.5 million for the six months ended June 30, 2025 and 2024, respectively. Variable lease cost was immaterial for the three and six months ended June 30, 2025 and 2024.

The following table presents other supplemental lease information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Operating cash flows from operating leases	$12,483	$7,164	$24,715	$17,741
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,964	$42,537	$17,732	$42,537
Weighted-average remaining lease term — operating leases (in years)	2.00	1.81	2.00	1.81
Weighted-average discount rate — operating leases	6.46%	7.43%	6.46%	7.43%

10.    EQUITY
Redeemable Noncontrolling Interest — Common Unit Limited Partners
The redemption option of the Common Unit is not legally detachable or separately exercisable from the instrument and is non-transferable; the Common Unit is redeemable at the option of the holder. Therefore, the Common Unit is accounted for as redeemable noncontrolling interest and classified as temporary equity on the Company’s Condensed Consolidated Balance Sheets. During the six months ended June 30, 2025, 5.01 million common units representing limited partner interests in the Partnership (“Common Units”) were redeemed on a one-for-one basis for shares of Class A Common Stock, par value $0.0001 per share of the Company (“Class A Common Stock”) and a corresponding number of shares of Class C Common Stock, par value $0.0001 per share of the Company (“Class C Common Stock”) were cancelled. There were 92.8 million Common Units and an equal number of Class C Common Stock issued and outstanding as of June 30, 2025 and 7.7 million shares of Class C Common Stock and equivalent number of Common Units of deferred consideration for the Durango Acquisition that were issued on July 1, 2025. The Common Units fair value was approximately $4.38 billion, including deferred consideration valued as of June 30, 2025.
Common Stock
As of June 30, 2025, there were 63.5 million and 92.8 million shares, respectively, of Class A Common Stock and Class C Common Stock issued and outstanding (collectively, “Common Stock”). In addition, 7.7 million shares of Class C Common Stock were issued to Durango Seller pursuant to the Durango MIPA for the Durango Acquisition on July 1, 2025.
Share Repurchase Program
In February 2023, the Board of Directors (the “Board”) approved a share repurchase program (“Repurchase Program”), authorizing discretionary purchases of the Company’s Class A Common Stock up to $100.0 million in the aggregate. In May 2025, the Board approved a $400.0 million increase to the previously announced Repurchase Program, pursuant to which we are authorized to repurchase the Company’s Class A Common Stock for an aggregate purchase price of up to $500.0 million. Repurchases may be made at management’s discretion from time to time, in accordance with applicable securities laws, on the open market or through privately negotiated transactions and may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act. Privately negotiated repurchases from affiliates are also authorized under the Repurchase Program, subject to such affiliates’ interest and other limitations. The repurchases will depend on market conditions and may be discontinued at any time without prior notice.

During the three months ended June 30, 2025, the Company repurchased 1.7 million shares of its outstanding Class A Common Stock at a total cost of $72.6 million. The Company did not repurchase any of its shares during the three months ended March 31, 2025.
Dividend
On May 2, 2025, the Company made cash dividend payments of $123.7 million to holders of Class A Common Stock and Common Units and $0.3 million was reinvested in shares of Class A Common Stock.

11.    FAIR VALUE MEASUREMENTS
The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Level 1	Level 2	Level 3	Total

	(In thousands)
Commodity swaps	$—	$13,928	$—	$13,928
Interest rate derivatives	—	739	—	739
Total assets	$—	$14,667	$—	$14,667

Commodity swaps	$—	$3,185	$—	$3,185
Interest rate derivatives	—	30	—	30
Contingent liabilities	—	—	4,700	4,700
Total liabilities	$—	$3,215	$4,700	$7,915

	December 31, 2024
	Level 1	Level 2	Level 3	Total

	(In thousands)
Commodity swaps	$—	$1,869	$—	$1,869
Interest rate derivatives	—	504	—	504
Total assets	$—	$2,373	$—	$2,373

Commodity swaps	$—	$10,742	$—	$10,742
Interest rate derivatives	—	1,206	—	1,206
Contingent liabilities	—	—	4,700	4,700
Total liabilities	$—	$11,948	$4,700	$16,648
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
Long-term debt’s carrying value can vary from fair value. See Note 7—Debt and Financing Costs in the Notes to Condensed Financial Statements for further information. The carrying amounts reported on the Condensed Consolidated Balance Sheets for the Company’s remaining financial assets and liabilities approximate fair value due to their short-term nature. There were no transfers between Levels 1, 2 or 3 of the fair value hierarchy during the six months ended June 30, 2025 and 2024.

12.    DERIVATIVES AND HEDGING ACTIVITIES
The Company is exposed to certain risks arising from both its business operations and economic conditions, and it enters into certain derivative contracts to manage exposure to these risks. To minimize counterparty credit risk in derivative instruments, the Company enters into transactions with high credit-rating counterparties. The Company did not elect to apply hedge accounting to these derivative contracts and recorded the fair value of the derivatives on the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024.
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
As of June 30, 2025, the Company had nine interest rate swap contracts with a notional amount of $675.0 million maturing on December 31, 2025 that pays a fixed rate ranging from 3.02% to 4.18%. The fair value or settlement value of the consolidated interest rate swaps outstanding are presented on a gross basis on the Condensed Consolidated Balance Sheets. The following table presents the fair value of derivative assets and liabilities related to the interest rate swap contracts:

	June 30,	December 31,
	2025	2024

	(In thousands)
Derivative assets - current	$739	$504
Total derivative assets	$739	$504

Derivative liabilities - current	$30	$1,206
Total derivative liabilities	$30	$1,206
The Company recorded cash settlements and changes in fair value of the interest rate swap contracts in “Interest expense” in the Condensed Consolidated Statements of Operations. The following table presents interest rate swap derivative activities for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Realized (loss) gain on interest rate swaps	$(2)	$3,953	$(344)	$7,905
Favorable fair value adjustment	$740	$4,142	$1,067	$17,471
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

During the past twelve months, the Company entered into multiple commodity swap contracts based on the OPIS NGL Mont Belvieu prices for ethane, propane and butane, the Waha Basis index, the HSC index and the NYMEX West Texas Intermediate Control index. These contracts are for various notional quantities of NGLs, natural gas and crude. Similarly, the Company has entered into various natural gas basis spread swaps and crude collars. These contracts are effective over the next 1 to 24 months and are used to hedge against location price risk of the respective commodities resulting from supply and demand volatility and protect cash flows against price fluctuations.
The following table presents detailed information of commodity swaps outstanding as of June 30, 2025 (in thousands, except volumes):

	June 30, 2025
Commodity	Unit	Notional Volume	Net Fair Value
NGL	Gallons	451,848,600	$3,877
Crude	Bbl	733,600	4,146
Crude Collars	Bbl	36,800	302
Natural Gas Basis Spread Swaps	MMBtus	19,320,000	2,418
			$10,743
The fair value or settlement value of the outstanding swaps are presented on a gross basis on the Condensed Consolidated Balance Sheets. The following table presents the fair value of derivative assets and liabilities related to commodity swaps:

	June 30,	December 31,
	2025	2024

	(In thousands)
Derivative assets - current	$12,060	$1,804
Derivative assets - noncurrent	1,868	65
Total derivative assets	$13,928	$1,869

Derivative liabilities - current	$3,185	$8,805
Derivative liabilities - noncurrent	—	1,937
Total derivative liabilities	$3,185	$10,742
The Company recorded cash settlements and fair value adjustments on commodity swap derivatives in “Product revenue” in the Condensed Consolidated Statements of Operations. The following table presents commodity swap derivatives activities for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Realized loss on commodity swaps	$(942)	$(17,014)	$(5,313)	$(17,212)
Favorable (unfavorable) fair value adjustment	$36,801	$(8,809)	$14,303	$(24,095)

13.    SHARE-BASED COMPENSATION
The Company granted various Class A and Class C Shares, restricted stock units (“RSUs”) and performance stock units (“PSUs”) to members of the Board and employees. The Class A Shares and Class C Shares and RSUs are subject to service requirements for vesting and the PSUs have both service requirements and market condition performance requirements for vesting. These units are recorded at grant-date fair value and compensation expense is recognized on a straight‑line or graded straight-line basis over the vesting period within “general and administrative expenses” of the Condensed Consolidated Statements of Operations in accordance with FASB ASC 718, Compensation - Stock Compensation. Forfeitures are recognized as they occur.

Class A Shares and Class C Shares
The table below summarizes Class A Share and Class C Share activities for the six months ended June 30, 2025:

	Number of Shares	Weighted Avg Grant-Date Fair Market Value Per Unit
Outstanding and unvested shares at December 31, 2024	5,399,730	$28.89
Vested	2,359,102	31.18
Outstanding and unvested shares at June 30, 2025	3,040,628	$27.12
The table below summarizes aggregate intrinsic value (market value at vesting date) and grant-date fair value of vested Class A Shares for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Aggregate intrinsic value of vested Class A Shares	$—	$—	$134,139	$654
Grant-date fair value of vested Class A Shares	$—	$—	$73,545	$511
No vesting or forfeiture occurred for Class C Shares for the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, there were $13.5 million of unrecognized compensation costs related to unvested Class A Shares and Class C Shares. These costs are expected to be recognized over a weighted average period of 0.67 years.
Restricted Stock Units
RSUs were granted to certain executives and employees under the Kinetik Holdings Inc. Amended and Restated 2019 Omnibus Compensation Plan (the “2019 Plan”) with various service vesting requirements. Such RSUs may be settled only for shares of Class A Common Stock on a one-for-one basis, contingent upon continued employment.
The table below summarizes RSUs activities for the six months ended June 30, 2025:

	Number of Shares(1)	Weighted Avg Grant-Date Fair Market Value Per Unit(1)
Outstanding and unvested shares at December 31, 2024	698,595	$33.11
Granted	555,334	49.89
Vested	269,509	46.82
Forfeited	14,487	40.82
Outstanding and unvested shares at June 30, 2025(2)	969,933	$41.06
(1)The number of shares and weighted average fair market value per share includes RSUs issued to new employees that transitioned from ALTM as part of the merger as replacement awards.
(2)The weighted average grant-date fair market value per unit of outstanding and unvested shares at June 30, 2025 includes modifications made during 2025.
The table below summarizes aggregate intrinsic value (market value at vesting date) and grant-date fair value of RSUs for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Aggregate intrinsic value of vested RSUs	$790	$775	$14,108	$10,923
Grant-date fair value of vested RSUs	$788	$758	$12,597	$10,712
As of June 30, 2025, there were $24.5 million of unrecognized compensation costs related to the RSUs. These costs are expected to be recognized over a weighted average period of 1.46 years.

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
The table below summarizes PSU activities for the six months ended June 30, 2025:

	Number of Shares	Weighted Avg Grant-Date Fair Market Value Per Unit
Outstanding and unvested shares at December 31, 2024	198,703	$36.76
Granted	148,794	40.66
Outstanding and unvested shares at June 30, 2025(1)	347,497	$41.41
(1)The weighted average grant-date fair market value per unit of outstanding and unvested shares at June 30, 2025 includes modifications made during 2025.
No vesting or forfeiture occurred for PSUs for the three and six months ended June 30, 2025 and 2024.
The table below presents a summary of the grant-date fair value assumptions used to value the PSUs granted during 2025:

March 2025
Grant-date fair value per unit	$42.10
Beginning average price	$55.95
Risk-free interest rate	3.93%
Volatility factor	33%
Expected term	2.82 years
As of June 30, 2025, there were $10.6 million of unrecognized compensation costs related to the PSUs. These costs are expected to be recognized over a weighted average period of 2.01 years.
With respect to the above Class A Shares, Class C Shares, RSUs and PSUs, the Company recorded compensation expenses of $9.7 million and $15.1 million for the three months ended June 30, 2025 and 2024, respectively, and $30.3 million and $37.7 million for the six months ended June 30, 2025 and 2024, respectively. In addition, during the first half of 2025, the Company modified certain equity awards in connection with two key employees retiring from the Company. The modifications allowed for continued vesting of unvested equity awards that would have otherwise been forfeited upon the former employees’ retirement. As a result of the modifications, the Company will recognize $2.9 million in additional stock-based compensation cost, which will be amortized over the remaining term of respective equity awards.

14.    INCOME TAXES
The Company is subject to U.S. federal income tax and state taxes. Income tax expense included in the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2025	2024	2025	2024

	(In thousands)
Income before income taxes	$81,743	$118,162	$103,572	$157,356
Income tax expense	$7,327	$9,214	$9,894	$13,001
Effective tax rate	8.96%	7.80%	9.55%	8.26%

The effective tax rate for the three and six months ended June 30, 2025 was lower than the statutory rate mainly due to the impact of tax attributable to noncontrolling interest related to the Common Unit limited partners.
The effective tax rate for the three and six months ended June 30, 2024 was lower than the statutory rate mainly due to the impact of tax attributable to noncontrolling interest related to the Common Unit limited partners.

15.    NET INCOME PER SHARE
The computation of basic and diluted net income per share for the periods presented in the Condensed Consolidated Financial Statements is shown in the tables below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands, except per share amounts)
Net income attributable to Class A common shareholders	$23,645	$37,192	$29,775	$48,742
Less: Net income available to participating unvested restricted Class A common shareholders(1)	(3,406)	(4,613)	(6,433)	(8,731)
Total net income attributable to Class A common shareholders	$20,239	$32,579	$23,342	$40,011

Weighted average shares outstanding - basic	61,721	59,792	60,946	58,840
Dilutive effect of unvested Class A common shares(2)	507	487	747	663
Weighted average shares outstanding - diluted(3)	62,228	60,279	61,693	59,503

Net income available per common share - basic	$0.33	$0.54	$0.38	$0.68
Net income available per common share - diluted	$0.33	$0.54	$0.38	$0.67
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

16.    COMMITMENTS AND CONTINGENCIES
Accruals for loss contingencies arising from claims, assessments, litigation, environmental and other sources are recorded when it is probable that a liability has been incurred, and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available, or circumstances change. As of June 30, 2025 and December 31, 2024, there were no accruals for loss contingencies.
Litigation
The Company is a party to various legal actions arising in the ordinary course of its business. In accordance with FASB ASC 450, Contingencies, the Company accrues reserves for outstanding lawsuits, claims and proceedings when a loss contingency is probable and can be reasonably estimated. The Company estimates the amount of loss contingencies using current available information from legal proceedings, advice from legal counsel and available insurance coverage. Due to the inherent subjectivity of the assessments and unpredictability of the outcomes of the legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the legal proceedings in question. There were no litigation-related accrued reserves as of June 30, 2025 and December 31, 2024.
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
As of the Durango Closing Date, the Company has become potentially liable for civil penalties related to excess emission violations of certain gas plants and compressor stations acquired. The Company recorded an initial liability of $24.0 million based on information related to the alleged violations available as of the Durango Closing Date. The estimated environmental matter-related liability was $24.0 million as of June 30, 2025 and December 31, 2024. The estimated environmental matter-related liability was reclassified as noncurrent liabilities and included in “Other liabilities” in the Condensed Consolidated Balance Sheet as of June 30, 2025 as the Company expects the matter to be settled beyond the next 12 months.
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
Upon closing, the Company evaluated the earn-out consideration classification in accordance with ASC 480. The Company determined the earn-out consideration to be classified as a liability based on the settlement provision. As of Closing, the Company recorded an initial contingent liability of $4.5 million based on the project’s completion probability and projected spend. The estimated contingent liability associated with the Kings Landing Project was $4.7 million as of June 30, 2025 and December 31, 2024.
Permian Gas Acquisition
As part of the acquisition of Permian Gas on June 11, 2019, consideration included a contingent liability arrangement with PDC Permian, Inc. (“PDC”). The arrangement requires additional monies to be paid by the Company to PDC on a per Mcf basis if the actual annual Mcf volume amounts exceed forecasted annual Mcf volume amounts starting in 2020 and continuing through 2029. The total monies paid under this arrangement are capped at $60.5 million and are payable on an annual basis over the earn-out period. PDC’s actual annual Mcf volume did not exceed the incentive forecast volume during the past five years and is not expected to over the next five years; therefore, the estimated fair value of the contingent consideration liability was nil as of June 30, 2025 and December 31, 2024.

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

Our Chief Executive Officer, who is the CODM, uses segment net income or loss including noncontrolling interest adjusted for interest, taxes, depreciation and amortization, gain or loss on disposal of assets and debt extinguishment, the proportionate EBITDA from our EMI pipelines, equity income and gain from sale of investments recorded using the equity method, share-based compensation expense, noncash increases and decreases related to commodity hedging activities, integration and transaction costs and extraordinary losses and unusual or non-recurring charges (“Segment Adjusted EBITDA”) to assess performance of each operating segment. For both segments, the CODM uses Segment Adjusted EBITDA to allocate resources. The CODM considers budget-to-actual and forecast-to-actual variances on a monthly basis for both measures when making decisions about allocating capital and personnel to the segments.
The Midstream Logistics segment accounts for more than 99% of the Company’s operating revenues, cost of sales (excluding depreciation and amortization), operating expenses and ad valorem expenses. The Pipeline Transportation segment contains all of the Company’s equity method investments, which contribute more than 92% of the segment’s adjusted EBITDA. Corporate and Other contains the Company’s executive and administrative functions, including more than 79% of the Company’s general and administrative expenses and all of the Company’s debt service costs.
The Company regularly provides management reports to the CODM that include cost of sales, operating, general and administrative expenses related to the segments, which are all considered to be significant.

The following tables present the Segment Adjusted EBITDA of the Company’s reportable segments and reconciliations of the segment profits to consolidated income before income tax expenses for the three and six months ended June 30, 2025 and 2024:

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Elimination	Consolidated

For the three months ended June 30, 2025	(In thousands)
Revenue	$421,813	$2,431	$—	$—	$424,244
Other revenue	2,492	2	—	—	2,494
Intersegment revenue(2)	—	7,674	—	(7,674)	—
Total segment operating revenue	424,305	10,107	—	(7,674)	426,738
Costs of sales (excluding depreciation and amortization expense)	(156,263)	(434)	—	—	(156,697)
Intersegment costs of sales	(7,674)	—	—	7,674	—
Operating expenses(3)	(73,888)	(716)	—	—	(74,604)
General and administrative expenses	(4,996)	(288)	(18,960)	—	(24,244)
Proportionate EMI EBITDA	—	88,100	—	—	88,100
Other segment items(4)	(30,277)	—	13,917	—	(16,360)
Segment Adjusted EBITDA(5)	$151,207	$96,769	$(5,043)	$—	$242,933

Reconciliation of Segment Adjusted EBITDA to income before income taxes
Segment Adjusted EBITDA(5)	$151,207	$96,769	$(5,043)	$—	$242,933
Add back:
Other interest income	—	—	318	—	318
Gain on disposal of assets, net	25	—	—	—	25
Commodity hedging unrealized gain	37,743	—	—	—	37,743
Equity in earnings of unconsolidated affiliates	—	58,705	—	—	58,705
Deduct:
Interest expense	32	—	56,482	—	56,514
Depreciation and amortization expenses	91,449	2,309	5	—	93,763
Contract assets amortization	1,655	—	—	—	1,655
Proportionate EMI EBITDA	—	88,100	—	—	88,100
Share-based compensation	—	—	9,695	—	9,695
Loss on debt extinguishment	—	—	635	—	635
Integration costs	1,972	—	461	—	2,433
Other one-time costs or amortization	1,425	—	3,761	—	5,186
Income (loss) before income taxes	$92,442	$65,065	$(75,764)	$—	$81,743

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Elimination	Consolidated

For the three months ended June 30, 2024	(In thousands)
Revenue	$354,217	$2,300	$—	$—	$356,517
Other revenue	2,655	285	—	—	2,940
Intersegment revenue(2)	—	6,325	—	(6,325)	—
Total segment operating revenue	356,872	8,910	—	(6,325)	359,457
Costs of sales (excluding depreciation and amortization expense)	(146,424)	(89)	—	—	(146,513)
Intersegment costs of sales	(6,325)	—	—	6,325	—
Operating expenses(3)	(49,473)	(807)	—	—	(50,280)
General and administrative expenses	(2,941)	(400)	(27,750)	—	(31,091)
Proportionate EMI EBITDA	—	85,922	—	—	85,922
Other segment items(4)	(4,151)	1	21,058	—	16,908
Segment Adjusted EBITDA(5)	$147,558	$93,537	$(6,692)	$—	$234,403

Reconciliation of Segment Adjusted EBITDA to income before income taxes
Segment Adjusted EBITDA(5)	$147,558	$93,537	$(6,692)	$—	$234,403
Add back:
Other interest income	—	—	310	—	310
Gain on disposal of assets, net	76	—	—	—	76
Gain on sale of equity method investment	—	59,884	—	—	59,884
Commodity hedging unrealized gain	8,205	—	—	—	8,205
Equity in earnings of unconsolidated affiliates	—	55,955	—	—	55,955
Deduct:
Interest expense	2,592	—	51,457	—	54,049
Depreciation and amortization expenses	72,753	2,302	6	—	75,061
Contract assets amortization	1,655	—	—	—	1,655
Proportionate EMI EBITDA	—	85,922	—	—	85,922
Share-based compensation	—	—	15,136	—	15,136
Loss on debt extinguishment	—	—	525	—	525
Integration costs	543	—	1,967	—	2,510
Acquisition transaction costs	—	—	3,232	—	3,232
Other one-time costs or amortization	1,855	—	726	—	2,581
Income (loss) before income taxes	$76,441	$121,152	$(79,431)	$—	$118,162

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Elimination	Consolidated

For the six months ended June 30, 2025	(In thousands)
Revenue	$859,838	$4,837	$—	$—	$864,675
Other revenue	5,322	4	—	—	5,326
Intersegment revenue(2)	—	12,478	—	(12,478)	—
Total segment operating revenue	865,160	17,319	—	(12,478)	870,001
Costs of sales (excluding depreciation and amortization expense)	(379,623)	(438)	—	—	(380,061)
Intersegment costs of sales	(12,478)	—	—	12,478	—
Operating expenses(3)	(143,797)	(1,201)	—	—	(144,998)
General and administrative expenses	(12,121)	(660)	(49,055)	—	(61,836)
Proportionate EMI EBITDA	—	175,630	—	—	175,630
Other segment items(4)	(5,736)	—	39,950	—	34,214
Segment Adjusted EBITDA(5)	$311,405	$190,650	$(9,105)	$—	$492,950

Reconciliation of Segment Adjusted EBITDA to income before income taxes
Segment Adjusted EBITDA(5)	$311,405	$190,650	$(9,105)	$—	$492,950
Add back:
Other interest income	—	—	1,108	—	1,108
Gain on disposal of assets, net	65	—	—	—	65
Commodity hedging unrealized gain	19,616	—	—	—	19,616
Equity in earnings of unconsolidated affiliates	—	116,183	—	—	116,183
Deduct:
Interest expense	60	—	112,168	—	112,228
Depreciation and amortization expenses	181,808	4,616	12	—	186,436
Contract assets amortization	3,310	—	—	—	3,310
Proportionate EMI EBITDA	—	175,630	—	—	175,630
Share-based compensation	—	—	30,348	—	30,348
Loss on debt extinguishment	—	—	635	—	635
Integration costs	4,447	—	1,524	—	5,971
Other one-time costs or amortization	3,714	—	8,078	—	11,792
Income (loss) before income taxes	$137,747	$126,587	$(160,762)	$—	$103,572

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Elimination	Consolidated

For the six months ended June 30, 2024	(In thousands)
Revenue	$690,905	$4,374	$—	$—	$695,279
Other revenue	5,285	287	—	—	5,572
Intersegment revenue(2)	—	12,540	—	(12,540)	—
Total segment operating revenue	696,190	17,201	—	(12,540)	700,851
Costs of sales (excluding depreciation and amortization expense)	(300,119)	(81)	—	—	(300,200)
Intersegment costs of sales	(12,540)	—	—	12,540	—
Operating expenses(3)	(98,443)	(1,535)	—	—	(99,978)
General and administrative expenses	(7,227)	(851)	(57,149)	—	(65,227)
Proportionate EMI EBITDA	—	174,324	—	—	174,324
Other segment items(4)	12,682	—	45,510	—	58,192
Segment Adjusted EBITDA(5)	$290,543	$189,058	$(11,639)	$—	$467,962

Reconciliation of Segment Adjusted EBITDA to income before income taxes
Segment Adjusted EBITDA(5)	$290,543	$189,058	$(11,639)	$—	$467,962
Add back:
Other interest income	—	—	887	—	887
Gain on sale of equity method investment	—	59,884	—	—	59,884
Equity in earnings of unconsolidated affiliates	—	116,424	—	—	116,424
Deduct:
Interest expense	2,608	—	98,908	—	101,516
Depreciation and amortization expenses	144,063	4,592	12	—	148,667
Contract assets amortization	3,310	—	—	—	3,310
Proportionate EMI EBITDA	—	174,324	—	—	174,324
Share-based compensation	—	—	37,697	—	37,697
Loss on disposal of assets, net	4,090	—	—	—	4,090
Commodity hedging unrealized loss	6,883	—	—	—	6,883
Loss on debt extinguishment	—	—	525	—	525
Integration costs	584	—	1,967	—	2,551
Acquisition transaction costs	—	—	3,232	—	3,232
Other one-time costs or amortization	2,391	—	2,615	—	5,006
Income (loss) before income taxes	$126,614	$186,450	$(155,708)	$—	$157,356
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
(4)Other segment items include certain other income items, share-based compensation, adjustments related to amortization of contract costs, commodity hedging unrealized gain or loss, integration costs, acquisition costs and other one-time costs or amortization.
(5)Segment Adjusted EBITDA is a non-GAAP measure; please see Key Performance Metrics in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, for a definition and reconciliation to the GAAP measure.

The following tables present other segment expenses that are not included in the segment profit measurements above for the three and six months ended June 30, 2025 and 2024:

	Midstream Logistics	Pipeline Transportation	Corporate and Other (1)	Consolidated

For the three months ended June 30, 2025	(In thousands)
Income tax expenses	$—	$—	$7,327	$7,327
Capital expenditure(3)(4)	$135,931	$1	$—	$135,932

For the three months ended June 30, 2024
Income tax expenses	$—	$—	$9,214	$9,214
Capital expenditure(3)	$39,491	$434	$—	$39,925

	Midstream Logistics	Pipeline Transportation	Corporate and Other (1)	Consolidated

For the six months ended June 30, 2025	(In thousands)
Income tax expenses	$—	$—	$9,894	$9,894
Capital expenditure(3)(4)	$217,164	$243	$—	$217,407

For the six months ended June 30, 2024
Income tax expenses	$—	$—	$13,001	$13,001
Capital expenditure(3)(4)	$98,118	$2,005	$—	$100,123

	June 30,	December 31,
	2025	2024

Total assets:	(In thousands)
Midstream Logistics	$4,636,437	$4,326,954
Pipeline Transportation(2)	2,253,378	2,270,403
Segment total assets	6,889,815	6,597,357
Corporate and other(1)	261,182	217,580
Total assets	$7,150,997	$6,814,937
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
(2)The Pipeline Transportation segment includes investments in unconsolidated affiliates of $2.11 billion and $2.12 billion as of June 30, 2025 and December 31, 2024, respectively.
(3)Excludes capital assets acquired in the Company’s business combination that is included in the Midstream Logistic segment. See Note 2—Business Combinations in the Notes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.
(4)Excludes contributions made in the Company’s EMIs that are included in the Pipeline Transportation segment. See Note 6—Equity Method Investments in the Notes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

18.    SUBSEQUENT EVENTS
On July 1, 2025, the Company issued 7.7 million shares of Class C Common Stock and equivalent number of Common Units to Durango Seller pursuant to the Durango MIPA as part of the adjusted purchase price for the Durango Acquisition.
On July 4, 2025, President Donald Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). Among other things, the OBBBA indefinitely extends the 100% first-year depreciation allowance on qualified property placed in service after January 19, 2025, includes favorable modifications to the business interest expense limitation, and otherwise extends and enhances certain key provisions of the Tax Cuts & Jobs Act. The OBBBA has multiple effective dates with respect to its various provisions, with certain provisions effective in 2025. We are currently assessing the impacts of these changes.

On July 15, 2025, the Board declared a cash dividend of $0.78 per share on the Company’s Class A Common Stock which was paid to stockholders of record as of July 25, 2025 on August 1, 2025. The Company, through its ownership of the general partner of the Partnership, declared a distribution of $0.78 per Common Unit from the Partnership to the holders of Common Units, which was paid on August 1, 2025.
Subsequent to the quarter ended June 30, 2025, the Company repurchased 2.4 million shares of its outstanding Class A Common Stock for a total cost of $100.0 million. The Company has repurchased 4.0 million shares of its outstanding Class A Common Stock for a total cost of $172.6 million under its Repurchase Program year to date as of August 6, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses the results of our operations for the three and six months ended June 30, 2025, as compared to our results of operations for the same period in 2024. Please read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report.

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
Midstream Logistics
Gas Gathering and Processing. The Midstream Logistics segment provides gas gathering and processing services with over 4,200 miles of low and high-pressure steel pipeline located throughout the Delaware Basin, including over 2,300 miles of gas pipeline acquired through the Durango Acquisition, over 200 miles of gas pipeline acquired through the Barilla Draw Acquisition, and over 630,000 horsepower of compression capacity. Gas processing assets are centralized at seven processing complexes with total cryogenic processing capacity of approximately 2.2 Bcf/d and over 2.4 Bcf/d once the Kings Landing Project is complete in the third quarter of 2025.
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
Water Gathering and Disposal. The system includes approximately 370 miles of gathering pipeline and approximately 580,000 barrels per day of permitted disposal capacity.
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

Recent Developments
Term Loan Credit Agreement
On May 30, 2025, the Partnership entered into a term loan credit agreement, which provides a $1.15 billion senior unsecured credit facility maturing on May 30, 2028 (the “Term Loan Credit Agreement”).
Revolving Credit Agreement
On May 30, 2025, the Partnership entered into a revolving credit agreement that provides a $1.60 billion senior unsecured revolving credit facility, which includes a $200 million sublimit for the issuance of letters of credit, and a $300 million sublimit for swingline loans (the “Revolving Credit Agreement”). All borrowing under this revolving credit facility will mature on May 30, 2030, unless such maturity date is adjusted in accordance with the Revolving Credit Agreement.
Repayment of Existing Credit Facilities
On May 30, 2025, in connection with entry into the Term Loan Credit Agreement and Revolving Credit Agreement, the Company repaid all outstanding borrowings and extinguished (1) the term loan credit agreement, dated June 8, 2022, by and among the Partnership and PNC Bank, National Association, as administrative agent, and the banks and other financial institutions party thereto, as lenders (the “2022 Term Loan Credit Agreement”) and (2) the revolving credit agreement, dated June 8, 2022, by and among the Partnership and Bank of America, N.A., as administrative agent, and the banks and other financial institutions party thereto, as lenders (the “2022 Revolving Credit Agreement”). The Company recorded a loss on debt extinguishment of $0.6 million for the extinguishment of the 2022 Term Loan Credit Agreement and 2022 Revolving Credit Agreement.
Accounts Receivable Securitization Facility
On April 1, 2025, the Partnership entered into an amendment to its accounts receivable securitization facility dated April 2, 2024 (as amended, the “Amended A/R Facility”) to, among other things, increase the facility limit to $250.0 million and extend the scheduled termination date to March 31, 2026.
Factors Affecting Our Business
Commodity Price Volatility
There has been, and we believe there will continue to be, volatility in commodity prices and in the relationships among NGLs, crude oil and natural gas prices. As a result of uncertainty around global commodity supply and demand, global geopolitical conflicts, foreign and domestic trade policies implemented by the Trump Administration and response thereto, and recent action by OPEC+, global oil and natural gas commodity prices continue to remain volatile. The volatility and uncertainty of natural gas, crude oil and NGL prices impact drilling, completion and other investment decisions by producers and ultimately supply to our systems. Although ongoing armed conflicts might generate commodity price upward pressure, and our operations could benefit in an environment of higher natural gas, NGLs and condensate prices, the instability of the international political environment and human and economic hardship resulting from the conflicts would have a highly uncertain impact on the U.S. economy, which in turn, might affect our business and operations adversely. Moreover, the impact of new and proposed tariffs by the Trump Administration and foreign governments is highly uncertain. Our product sales revenue is exposed to commodity price fluctuations. Therefore, commodity price decline and sustained periods of low natural gas, NGL, and condensate prices could have an adverse effect on our product revenue stream. The Company continues to monitor commodity prices closely and may enter into commodity price hedges from time to time as necessary to mitigate the volatility risk. In addition, the Company, when economically appropriate, enters into fee-based and NGL arbitrage arrangements that insulate the Company from commodity price volatility.
In addition, our business requires access to steel and other materials to construct and maintain our pipelines and other midstream assets. Imposition of, or increase, in tariffs on imports of steel or other materials, as well as corresponding price increases for such materials available domestically, could increase our construction costs and our costs to maintain our assets. The Company continues to monitor costs of materials used for capital expenditure and considers budget-to-actual and forecast-to-actual variances on a monthly basis to mitigate volatility risk. See Part II, Item 1A. Risk Factors for additional discussion.

Inflation and Interest Rates
The annual rate of inflation in the United States was 2.7% in June 2025 as measured by the Consumer Price Index. In light of the recent economic activity, unemployment levels and tariffs proposed and implemented by the Trump Administration, the Federal Open Market Committee (the “FOMC”) decided to maintain the target range for the federal funds rate at 4.25% - 4.50% during its meeting in July 2025. During the meeting, the FOMC noted although recent economic indicators suggest that growth of economic activity moderated in the first half of the year and labor market conditions remain solid, uncertainty about the economic outlook remains elevated and inflation remains somewhat elevated. The FOMC also noted that it is attentive to the risks to both sides of its dual mandate and is committed achieve maximum employment and inflation of 2.00% over the long run. The Company will continue to monitor the FOMC’s monetary policy and interest rate movement. Refer to Note 12—Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for additional discussion regarding our hedging strategies and objectives for interest rate risk.

Results of Operations
The following table presents the Company’s results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change

	(In thousands, except percentages)
Operating revenues:
Service revenue	$112,654	$96,415	17%	$240,580	$198,610	21%
Product revenue	311,590	260,102	20%	624,095	496,669	26%
Other revenue	2,494	2,940	(15%)	5,326	5,572	(4%)
Total operating revenues	426,738	359,457	19%	870,001	700,851	24%
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization) (1)	156,697	146,513	7%	380,061	300,200	27%
Operating expense	68,045	44,068	54%	131,648	87,474	50%
Ad valorem taxes	6,559	6,212	6%	13,350	12,504	7%
General and administrative expenses	24,244	31,091	(22%)	61,836	65,227	(5%)
Depreciation and amortization expenses	93,763	75,061	25%	186,436	148,667	25%
(Gain) loss on disposal of assets, net	(25)	(76)	(67%)	(65)	4,090	(102%)
Total operating costs and expenses	349,283	302,869	15%	773,266	618,162	25%
Operating income	77,455	56,588	37%	96,735	82,689	17%
Other income (expense):
Interest and other income	2,732	309	NM	3,517	400	NM
Loss on debt extinguishment	(635)	(525)	21%	(635)	(525)	21%
Gain on sale of equity method investments	—	59,884	(100%)	—	59,884	(100%)
Interest expense	(56,514)	(54,049)	5%	(112,228)	(101,516)	11%
Equity in earnings of unconsolidated affiliates	58,705	55,955	5%	116,183	116,424	—%
Total other income, net	4,288	61,574	(93%)	6,837	74,667	(91%)
Income before income taxes	81,743	118,162	(31%)	103,572	157,356	(34%)
Income tax expense	7,327	9,214	(20%)	9,894	13,001	(24%)
Net income including noncontrolling interest	$74,416	$108,948	(32%)	$93,678	$144,355	(35%)
(1)Costs of sales (excluding depreciation and amortization) is net of gas service fees totaling $73.6 million and $54.7 million for the three months ended June 30, 2025 and 2024, respectively, and $135.8 million and $99.2 million for the six months ended June 30, 2025 and 2024, respectively, for certain volumes, where we act as principal.
NM - Not meaningful

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Revenues
For the three months ended June 30, 2025, revenue increased $67.3 million, or 19%, to $426.7 million, compared to $359.5 million for the same period in 2024. The increase was primarily driven by higher service and product revenue from the Durango Acquisition completed in June 2024 and the Barilla Draw Acquisition completed in January 2025.
Service revenue
Service revenue consists of service fees paid to us by our customers for providing comprehensive gathering, treating, processing and produced water disposal necessary to bring natural gas, NGLs and crude oil to market. Service revenue for the three months ended June 30, 2025, increased by $16.2 million, or 17%, to $112.7 million, compared to $96.4 million for the same period in 2024. This increase was driven by higher period-over-period gas gathering fees of $14.0 million. Period-over-period gathered and processed gas volumes increased by 377.8 MMcf per day, or 20% and 181.2 MMcf per day, or 12%, respectively. Of the increase, Durango’s operations accounted for 215.0 MMcf per day and 182.7 MMcf per day of gathered and processed gas volume, respectively. Over 97% of service revenues are included in the Midstream Logistics segment for the three months ended June 30, 2025.
Product revenue
Product revenue consists of commodity sales (including condensate, natural gas residue and NGLs). Product revenue for the three months ended June 30, 2025, increased by $51.5 million, or 20%, to $311.6 million, compared to $260.1 million for the same period in 2024, primarily due to increased NGL, condensate and natural gas residue volumes sold and increased natural gas residue prices. Period-over-period NGL and condensate volumes sold increased 3.8 million barrels, or 39%, of which, Durango’s operations accounted for 1.5 million barrels. Period-over-period natural gas residue volumes sold increased 2.3 million MMBtu, or 23%, of which Durango’s operations accounted for most of the increase. Period-over-period natural gas prices increased $0.75 per MMBtu, or 70%, which also contributed to the increase in product revenue. These increases were partially offset by decreases in NGL and condensate prices of $8.45 per barrel, or 11%, and $2.81 per barrel, or 12%, respectively. Product revenues are included entirely in the Midstream Logistics segment.
Operating Costs and Expenses
Costs of sales (excluding depreciation and amortization)
Cost of sales (excluding depreciation and amortization) primarily consists of purchases of NGLs and natural gas from our producers at contracted market prices to support product sales to other third parties. For the three months ended June 30, 2025, cost of sales increased $10.2 million, or 7%, to $156.7 million, compared to $146.5 million for the same period in 2024. The increase was primarily driven by the aforementioned period-over-period increases in NGL, condensate and natural gas residue volumes sold and higher natural gas residue prices, partially offset by decreases in NGL and condensate prices. Over 99% of costs of sales (excluding depreciation and amortization) is included in the Midstream Logistics segment.
Operating expenses
Operating expenses increased by $24.0 million, or 54%, to $68.0 million for the three months ended June 30, 2025, compared to $44.1 million for the same period in 2024. Of the total increase, $13.5 million was driven by Durango’s operations that were acquired in June 2024, which had a full quarter of operations in 2025 compared to one week of operations in the same period of 2024, and $7.1 million was driven by the Barilla Draw operations acquired in January 2025. The remaining increase was primarily driven by increases in utility costs of $3.7 million. Over 99% of operating expenses are included in the Midstream Logistics segment.
General and administrative expenses
General and administrative expenses decreased by $6.8 million, or 22% to $24.2 million for the three months ended June 30, 2025, compared to $31.1 million for the same period in 2024. The decrease was mainly driven by lower share-based compensation of $5.4 million related to certain equity awards that were modified upon the retirement of a former employee and the vesting of certain RSUs in the first quarter of 2024. The remaining decrease is related to lower professional fees associated with the prior year Durango Acquisition.

Depreciation and amortization expense
Depreciation and amortization expense increased by $18.7 million, or 25% to $93.8 million for the three months ended June 30, 2025, compared to $75.1 million for the same period in 2024. Of the total increase, $12.5 million was driven by the Durango Acquisition that was completed during June of 2024 and $2.4 million is from the Barilla Draw Acquisition completed in January 2025. The remaining increase of $3.8 million was driven by assets placed into service since the second quarter of 2024.
Other Income (Expenses)
Gain on sale of equity method investments
The gain on a sale of equity method investment decreased by $59.9 million, or 100%, for the three months ended June 30, 2025, compared to the same period in 2024. The decrease was related to the GCX divestiture consummated in the second quarter of 2024.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Revenues
For the six months ended June 30, 2025, revenue increased $169.2 million, or 24%, to $870.0 million, compared to $700.9 million for the same period in 2024. The increase was primarily driven by higher service and product revenue from the Durango Acquisition completed in June 2024 and the Barilla Draw Acquisition completed in January 2025.
Service revenue
Service revenue consists of service fees paid to us by our customers for providing comprehensive gathering, treating, processing and water disposal services necessary to bring natural gas, NGLs and crude oil to market. Service revenue for the six months ended June 30, 2025, increased by $42.0 million, or 21%, to $240.6 million, compared to $198.6 million for the same period in 2024. The increase was primarily driven by higher period-over-period gas gathering fees of $37.2 million. Total gathered and processed gas volumes increased 404.1 MMcf per day, or 22% and 217.0 MMcf per day, or 14%, respectively. Of the increase, Durango’s operations accounted for 225.6 MMcf per day and 185.6 MMcf per day of gathered and processed gas volume, respectively. Over 97% of service revenues are included in the Midstream Logistics segment for the six months ended June 30, 2025.
Product revenue
Product revenue consists of commodity sales (including condensate, natural gas residue and NGLs). Product revenue for the six months ended June 30, 2025, increased by $127.4 million, or 26%, to $624.1 million, compared to $496.7 million for the same period in 2024, primarily due to increased NGL, condensate and natural gas residue volumes sold and increased natural gas residue prices. Period-over-period NGL and condensate volumes sold increased 7.1 million barrels, or 37%, of which, Durango’s operations accounted for 2.9 million barrels. Period-over-period natural gas residues volumes sold increased 0.9 million MMBtu, or 4%, of which Durango’s operations accounted for 4.1 million MMBtu. Period-over-period natural gas prices increased $0.77 per MMBtu, or 51%, which also contributed to the increase in product revenue. These increases were partially offset by decreases in NGL and condensate prices of $6.11 per barrel, or 8%, and $1.29 per barrel, or 6%, respectively. Product revenues are included entirely in the Midstream Logistics segment.
Operating Costs and Expenses
Costs of sales (excluding depreciation and amortization)
Cost of sales (excluding depreciation and amortization) primarily consists of purchases of NGLs and natural gas from our producers at contracted market prices to support product sales to other third parties. For the six months ended June 30, 2025, cost of sales increased $79.9 million, or 27%, to $380.1 million, compared to $300.2 million for the same period in 2024. As discussed above, the increase was primarily driven by period to period increases in NGL, condensate and natural gas residue volumes sold and higher natural gas residue prices, partially offset by decreases in NGL and condensate prices. Over 99% of cost of sales (exclusive of depreciation and amortization) is included entirely in the Midstream Logistics segment.

Operating expenses
Operating expenses increased by $44.2 million, or 50%, to $131.6 million for the six months ended June 30, 2025, compared to $87.5 million for the same period in 2024. Of the total increase, $27.7 million was driven by Durango’s operations that were acquired in June of 2024, which had a full six months of operations in 2025 compared to one week of operations in the same period in 2024, and $9.7 million was driven by the Barilla Draw operations acquired in January 2025. The remaining increase was primarily driven by increases in utility costs of $5.8 million. Over 99% of operating expenses are included in the Midstream Logistics segment.
Depreciation and amortization expense
Depreciation and amortization expense increased by $37.8 million, or 25% to $186.4 million for the six months ended June 30, 2025, compared to $148.7 million for the same period in 2024. Of the total increase, $25.8 million was driven by the Durango Acquisition that was completed in June of 2024 and $4.8 million is from the Barilla Draw Acquisition completed in January 2025. The remaining increase of $7.2 million was driven by assets placed in service since the second quarter of 2024.
Gain on sale of equity method investments
Gain on sale of equity method investments decreased by $59.9 million, or 100%, for the six months ended June 30, 2025, compared to the same period in 2024. The decrease was related to the GCX Sale consummated in the second quarter of 2024.
Interest expense
Interest expense increased by $10.7 million, or 11%, to $112.2 million for the six months ended June 30, 2025, compared to $101.5 million for the same period in 2024. The increase in interest expense was primarily driven by a decrease in realized and unrealized gains on interest rate swaps totaling $16.4 million. The increase was partially offset by an increase in capitalized interest of $5.9 million related to the ongoing Kings Landing Project. Refer to Note—12 Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements regarding the Company’s strategy in managing interest rate risk.

Key Performance Metrics
Adjusted EBITDA
Adjusted EBITDA is defined as net income including noncontrolling interest adjusted for interest, taxes, depreciation and amortization, gain or loss on disposal of assets and debt extinguishment, the proportionate EBITDA from our EMI pipelines, equity income and gain from sale of investments recorded using the equity method, share-based compensation expense, noncash increases and decreases related to commodity hedging activities, integration and transaction costs and extraordinary losses and unusual or non-recurring charges. Adjusted EBITDA provides a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change

	(In thousands, except percentages)
Reconciliation of net income including noncontrolling interest to Adjusted EBITDA
Net income including noncontrolling interest	$74,416	$108,948	(32%)	$93,678	$144,355	(35%)
Add back:
Interest expense	56,514	54,049	5%	112,228	101,516	11%
Income tax expense	7,327	9,214	(20%)	9,894	13,001	(24%)
Depreciation and amortization expenses	93,763	75,061	25%	186,436	148,667	25%
Amortization of contract costs	1,655	1,655	—%	3,310	3,310	—%
Proportionate EMI EBITDA	88,100	85,922	3%	175,630	174,324	1%
Share-based compensation	9,695	15,136	(36%)	30,348	37,697	(19%)
(Gain) loss on disposal of assets, net	(25)	(76)	(67%)	(65)	4,090	(102%)
Loss on debt extinguishment	635	525	21%	635	525	21%
Commodity hedging unrealized loss	—	—	—%	—	6,883	(100%)
Integration costs	2,433	2,510	(3%)	5,971	2,551	134%
Acquisition transaction costs	—	3,232	(100%)	—	3,232	(100%)
Other one-time cost or amortization	5,186	2,581	101%	11,792	5,006	136%
Deduct:
Interest income	318	310	3%	1,108	887	25%
Commodity hedging unrealized gain	37,743	8,205	NM	19,616	—	100%
Gain on sale of equity method investment	—	59,884	(100%)	—	59,884	(100%)
Equity income from EMI's	58,705	55,955	5%	116,183	116,424	—%
Adjusted EBITDA	$242,933	$234,403	4%	$492,950	$467,962	5%
NM - not meaningful
Adjusted EBITDA increased by $8.5 million, or 4%, to $242.9 million for the three months ended June 30, 2025, compared to $234.4 million for the same period in 2024. As discussed in the Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Quarterly Report on Form 10-Q, $39.6 million of the increase was due to increased total operating revenue of $67.3 million, offset by increased cost of sales (excluding depreciation and amortization), operating expenses, ad valorem taxes and general and administrative expense totaling $27.7 million. The increase was also driven by an increase in other income of $2.4 million and higher proportionate EBITDA from our EMI pipelines of $2.2 million. These increases were partially offset by an increase in unrealized gain in commodity hedging activities of $29.5 million, a decrease in stock based compensation of $5.4 million and decreases in integration, transaction and other one-time costs or amortization of $0.7 million.
Adjusted EBITDA increased by $25.0 million, or 5%, to $492.9 million for the six months ended June 30, 2025, compared to $468.0 million for the same period in 2024. As discussed in the Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Quarterly Report Form 10-Q, $47.7 million of the increase was due to increased total operating revenue of $169.2 million, offset by increased cost of sales (exclusive of depreciation and amortization), operating expenses, ad valorem taxes and general and administrative expenses totaling $121.5 million. The increase in Adjusted EBITDA was also driven by increases in integration, transaction and other one-time costs or amortization of $7.0 million, other income of $2.9 million and proportionate EBITDA from our EMI pipelines of $1.3 million.

These increases were partially offset by an increase in unrealized gain in commodity hedging activities of $26.5 million and a decrease in stock based compensation of $7.3 million.
Segment Adjusted EBITDA
Segment Adjusted EBITDA is defined as segment net income or loss including noncontrolling interest adjusted for interest, taxes, depreciation and amortization, gain or loss on disposal of assets and debt extinguishment, the proportionate EBITDA from our EMI pipelines, equity income and gain from sale of investments recorded using the equity method, share-based compensation expense, noncash increases and decreases related to commodity hedging activities, integration and transaction costs and extraordinary losses and unusual or non-recurring charges. The following table presents Segment Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024. Also refer to Note 17—Segments in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a reconciliation of Segment Adjusted EBITDA to net income before income taxes.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change

	(In thousands, except percentages)
Midstream Logistics	$151,207	$147,558	2%	$311,405	$290,543	7%
Pipeline Transportation	96,769	93,537	3%	190,650	189,058	1%
Corporate and Other(1)	(5,043)	(6,692)	(25%)	(9,105)	(11,639)	(22%)
Total Segment Adjusted EBITDA	$242,933	$234,403	4%	$492,950	$467,962	5%
(1)Corporate and Other represents those results that: (i) are not specifically attributable to a reportable segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items.
Midstream Logistics Segment Adjusted EBITDA increased by $3.6 million, or 2%, to $151.2 million for the three months ended June 30, 2025, compared to $147.6 million for the same period in 2024. The increase was primarily due to the increased total operating revenue of $73.8 million, offset by increased cost of sales (exclusive of depreciation and amortization) of $16.2 million and higher operating expense, ad valorem taxes and general and administrative expenses of $26.5 million. The increase was also driven by increases in other income of $2.4 million and integration, transaction and other one-time costs or amortization of $1.0 million. These increases were partially offset by an increase in unrealized gain on commodity hedging of $29.5 million. The reasons for the fluctuations are discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Quarterly Report on Form 10-Q.
Midstream Logistics Segment Adjusted EBITDA increased by $20.9 million, or 7%, to $311.4 million for the six months ended June 30, 2025, compared to $290.5 million for the same period in 2024. The increase was primarily due to the increased total operating revenue of $181.5 million, offset by increased cost of sales (exclusive of depreciation and amortization) of $92.0 million, and higher operating expense, ad valorem taxes and general and administrative expenses of $50.2 million. The increase was also driven by increases in other income of $2.9 million and integration, transaction and other one-time costs or amortization of $5.2 million. These increases were partially offset by an increase in unrealized gain on commodity hedging of $26.5 million. The reasons for the fluctuations are discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Quarterly Report on Form 10-Q.
Pipeline Transportation Segment Adjusted EBITDA increased by $3.2 million, or 3%, to $96.8 million for the three months ended June 30, 2025, compared to $93.5 million for the same period in 2024. The increase was primarily driven by higher operating revenue of $1.2 million and higher proportionate EMI EBITDA of $2.2 million. The increase was partially offset by increased cost of sales (exclusive of depreciation and amortization) of $0.3 million. The reasons for the fluctuations are discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Quarterly Report on Form 10-Q.
Pipeline Transportation Segment Adjusted EBITDA increased by $1.6 million, or 1%, to $190.7 million for the six months ended June 30, 2025, compared to $189.1 million for the same period in 2024. The increase was primarily driven by higher proportionate EMI EBITDA of $1.3 million. The reasons for the fluctuations are discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Quarterly Report on Form 10-Q.

Contractual Obligations
We have contractual obligations for principal and interest payments on our 2028 Notes, 2030 Notes, and under the Term Loan Credit Agreement, Revolving Credit Agreement and the Amended A/R Facility. See Note 7—Debt and Financing Costs in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Under certain clauses of our transportation services agreements with third party pipelines to transport natural gas and NGLs, if we fail to ship a minimum throughput volume, then we will pay certain deficiency payments for transportation based on the volume shortfall up to the MVC amount.

Liquidity and Capital Resources
The Company’s primary use of capital since inception has been for the initial construction of gathering and processing assets, as well as the acquisitions of businesses and EMI pipelines and associated subsequent construction costs. For 2025, the Company’s primary spending requirements are related to the business acquisitions and other budgeted capital expenditures for the construction and maintenance of gathering and processing assets, the Company’s contractual debt obligations, quarterly cash dividends and repurchase of its Class A Common Stock pursuant to the Board approved share repurchase program from time to time.
During the six months ended June 30, 2025, the Company’s primary sources of cash were distributions from the EMI pipelines, borrowings under the revolving credit facility and A/R Facility, and cash generated from operations. Based on the Company’s current financial plan, the Company believes that cash from operations and distributions from the EMI pipelines, and remaining borrowing capacity on our credit facilities will generate cash flows in excess of capital expenditures and the amount required to fund the Company’s planned quarterly dividend over the next 12 months. The following table presents a summary of the Company’s key liquidity indicators at the dates presented:
Liquidity

	June 30, 2025
(In thousands)	Total Capacity	Outstanding Borrowings	Available Borrowing Capacity
A/R Facility	$250,000	$189,300	$60,700
Revolving Line of Credit	1,600,000	565,000	1,035,000
Letter of Credit	(12,600)	—	(12,600)
Total	$1,837,400	$754,300	$1,083,100
Cash and cash equivalents			10,733
Total liquidity			$1,093,833

	December 31, 2024
(In thousands)	Total Capacity	Outstanding Borrowings	Available Borrowing Capacity
A/R Facility	$150,000	$140,200	$9,800
Revolving Line of Credit	1,250,000	590,000	660,000
Letter of Credit	(12,600)	—	(12,600)
Total	$1,387,400	$730,200	$657,200
Cash and cash equivalents			3,606
Total liquidity			$660,806
Long-term Financing
From time to time, we issue long-term debt. Our senior unsecured notes are fixed rate borrowings; however, we have some exposure to the risk of changes in interest rates, primarily as a result of the variable rate borrowings under the term loan and revolving credit facilities and the A/R Facility. We use interest rate swaps to mitigate the impact of changes in interest rates on cash flows. See Note 12—Derivatives and Hedging Activities in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report for detailed discussion.
As of June 30, 2025, we had $1.05 billion of our 6.625% senior unsecured notes due 2028 and $1.00 billion of our 5.875% senior unsecured notes due 2030 outstanding.

On May 30, 2025, the Partnership entered into the Term Loan Credit Agreement. The proceeds were used to repay and terminate the 2022 Term Loan Credit Agreement. As of June 30, 2025, we had an outstanding borrowing of $1.15 billion under the Term Loan Credit Agreement.
Revolving Credit Agreement
On May 30, 2025, the Partnership entered into the Revolving Credit Agreement. The Revolving Credit Agreement provides for a $1.60 billion senior unsecured revolving credit facility, which includes a $200.0 million sublimit for the issuance of letters of credit, and a $300.0 million sublimit for swingline loans.
All borrowings under the Revolving Credit Agreement mature on May 30, 2030, unless such maturity date is adjusted in accordance with the Revolving Credit Agreement. As of June 30, 2025, we had an outstanding borrowing of $565.0 million and remaining borrowing capacity of $1.02 billion.
A/R Facility
On April 1, 2025, the Partnership entered into an amendment to its A/R Facility to, among other things, increase the facility limit to $250.0 million and extend the scheduled termination date to March 31, 2026. As of June 30, 2025, we had an outstanding borrowing of $189.3 million and remaining borrowing capacity of $60.7 million.
Capital Requirements and Expenditures
Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational regulations. During the six months ended June 30, 2025 and 2024, capital spending for property, plant and equipment totaled $201.8 million and $97.4 million, respectively, intangible asset purchases totaled $15.6 million and $2.8 million, respectively, and contributions to EMI totaled $1.0 million and $3.3 million, respectively. The increase in capital spending was mainly related to the Kings Landing Project, which is expected to be completed in the third quarter of 2025. Management believes its existing gathering, processing and transmission infrastructure capacity and future planned projects are capable of fulfilling its midstream contracts to service its customers.
The Company anticipates its existing capital resources will be sufficient to fund the future capital expenditures for EMI pipelines and the Company’s existing infrastructure assets over the next 12 months. For further information on EMIs, refer to Note 6—Equity Method Investments in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Cash Flow
The following tables present cash flows from operating, investing and financing activities during the periods presented:

	Six Months Ended June 30,
	2025	2024

	(In thousands)
Cash provided by operating activities	$305,907	$279,222
Cash (used in) provided by investing activities	$(391,604)	$43,302
Cash provided by (used in) financing activities	$92,824	$(314,485)
Operating activities. Net cash provided by operating activities increased by $26.7 million for the six months ended June 30, 2025 compared with the same period in 2024. The change in the operating cash flows reflected (i) a decrease in net income including noncontrolling interest of $50.7 million; (ii) an increase in adjustments related to non-cash items of $39.9 million, which was mainly driven by a decrease in gain related to sale of equity method investment of $59.9 million and an increase in depreciation and amortization expense of $37.8 million, partially offset by a decrease in distribution from unconsolidated affiliates of $25.7 million, and a favorable derivative fair value adjustment of $15.4 million compared to an unfavorable derivative fair value adjustment of $6.6 million in the same period in 2024; and (iii) an increase in working capital of $37.5 million.

Investing activities. Net cash used in investing activities was $391.6 million for the six months ended June 30, 2025 compared to net cash provided by investing activities of $43.3 million in the same period in 2024. The change was primarily driven by net cash used in the Barilla Draw Acquisition of $176.2 million and higher capital spending for property, plant and equipment of $104.5 million and intangible assets of $12.8 million. Cash provided by investing activities for the six months ended June 30, 2024 was primarily driven by proceeds from sale of equity method investment of $494.4 million, partially offset by net cash paid for the Durango acquisition of $349.3 million and capital spending for property, plant and equipment and intangible assets of $100.1 million.
Financing activities. Net cash provided by financing activities was $92.8 million for the six months ended June 30, 2025, which was primarily comprised of net proceeds from the long-term debt, revolving credit facility and A/R Facility of $412.2 million, partially offset by cash dividends of $246.8 million paid to the holders of Class A Common Stock and Common Units and share repurchases of $72.6 million, compared with net cash used in financing activities of $314.5 million for the six months ended June 30, 2024, which was primarily comprised of net payments on the Company’s long-term debt, revolving credit facility and A/R Facility of $159.8 million and cash dividends of $154.7 million paid to the holders of Class A Common Stock and Common Units.
Dividend
During the six months ended June 30, 2025, the Company made cash dividend payments of $246.8 million to holders of Class A Common Stock and Common Units and $0.7 million was reinvested in shares of Class A Common Stock by the Reinvestment Holders.
On July 15, 2025, the Board declared a cash dividend of $0.78 per share on the Company’s Class A Common Stock which will be payable to stockholders on August 1, 2025. The Company, through its ownership of the general partner of the Partnership, declared a distribution of $0.78 per Common Unit from the Partnership to the holders of Common Units, which will be payable on August 1, 2025. As described in these Condensed Consolidated Financial Statements, as the context requires, dividends paid to holders of Class A Common Stock and distributions paid to holders of Common Units may be referred to collectively as “dividends.”
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
For six months ended June 30, 2025, the Company repurchased 1.7 million shares of its outstanding Class A Common Stock at a total cost of $72.6 million.

Off-Balance Sheet Arrangements
As of June 30, 2025, there were no off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosure About Market Risk
The Company is exposed to various market risks, including the effects of adverse changes in commodity prices and credit risk as described below. The Company continually monitors its market risk exposure, including the impact and developments related to global geopolitical issues, foreign and domestic trade policies under the Trump Administration and response thereto and monetary policy addressing the interest rate and inflation trend, which continued to have significant impact on volatility and uncertainties in the financial markets during the first half of 2025.
Commodity Price Risk
The results of the Company’s operations may be affected by the market prices of oil and natural gas. A portion of the Company’s revenue is directly tied to local crude, natural gas, NGLs and condensate prices in the Permian Basin. Fluctuations in commodity prices also impact operating cost elements both directly and indirectly. For example, commodity prices directly impacts costs such as power and fuel, which are expenses that increase or decrease in line with changes in commodity prices. Commodity prices also affect industry activity and demand, thus indirectly impacting the cost of items such as labor and equipment rentals. Management regularly reviews the Company’s potential exposure to commodity price risk and uses financial or physical arrangements to mitigate potential volatility. Refer to Note 12—Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional discussion regarding our hedging strategies and objectives.
Interest Rate Risk
As of June 30, 2025, the Company had interest bearing debt, net of deferred financing costs, with principal amounts of $3.93 billion. We are not exposed to changes in interest rates with respect to our senior unsecured notes due in 2028 and 2030 as these are fixed-rate obligations. The interest rates for the Revolving Credit Agreement, the Term Loan Credit Agreement and the Amended A/R Facility are variable, which exposes the Company to the risk of increased interest expense in the event of increases in interest rates. Accordingly, results of operations, cash flows, financial condition and the ability to make cash distributions could be adversely affected by significant increases in interest rates. A 1.0% increase or decrease in interest rates would change our annualized interest expense by approximately $19.0 million for the Revolving Credit Agreement, the Term Loan Credit Agreement and the Amended A/R Facility, based on our outstanding borrowings at June 30, 2025.
To mitigate interest rate risk exposure, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. As of June 30, 2025, the Company has nine interest rate swap contracts with notional amounts of $675.0 million maturing on December 31, 2025 that pay a fixed rate ranging from 3.02% to 4.18%. Refer to Note 12—Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional discussion regarding our hedging strategies and objectives.
Credit Risk
The Company is subject to credit risk resulting from nonpayment or nonperformance by, or the insolvency or liquidation of, third-party customers. Any increase in nonpayment and nonperformance by, or the insolvency or liquidation of, the Company’s customers could adversely affect the Company’s results of operations.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of June 30, 2025, pursuant to Rule 13a-15(b) of the Exchange Act, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting and Administrative Officer, who serves as the principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Accounting and Administrative Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of June 30, 2025.
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
Change in Internal Control over Financial Reporting
Except as described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2025, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Our business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. For example, effective on June 4, 2025, the U.S. government imposed a 50% tariff on steel and aluminum imports except on imports from the U.K. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. These actions have caused substantial uncertainty and volatility in financial markets and may result in retaliatory measures on U.S. goods. Retaliatory measures might affect export of oil and gas products and have an adverse impact on domestic production and prices, which might affect our results of operations adversely.
Our business requires access to steel and other materials to construct and maintain our pipelines and other midstream assets. Any imposition of or increase in tariffs on imports of steel or other materials, as well as corresponding price increases for such materials available domestically, could increase our construction costs and our costs to maintain our assets. To the extent that we are unable to pass all or any such cost increases on to our customers, such cost increases could adversely affect our returns on investment. Higher material costs could also diminish our ability to develop new projects at acceptable returns, particularly during times of economic uncertainty, and limit our ability to pursue growth opportunities.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchase of Class A Common Stock

Period	Total Number of Shares Purchased(1)	Average Price per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans (in thousands)(1)
April 1 to April 30, 2025	—	$—	—	$94,243
May 1 to May 31, 2025	349,879	$45.02	349,879	$478,491
June 1 to June 30, 2025	1,303,050	$43.59	1,303,050	$421,689
(1)In February 2023, our Board of Directors approved the Stock Repurchase Program (“Repurchase Program”) for the repurchase of up to $100.0 million of our outstanding Class A common stock. In May 2025, our Board of Directors approved a $400.0 million increase to the previously announced Repurchase Program, pursuant to which we are authorized to repurchase the Company’s Class A Common Stock for an aggregate purchase price of up to $500.0 million. Repurchases may be made at management’s discretion from time to time, in accordance with applicable securities laws, on the open market or through privately negotiated transactions and may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act.
(2)Average price paid per share included commission to repurchase shares.

ITEM 5. OTHER INFORMATION
Trading Arrangements
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

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

3.3		Amended and Restated Bylaws of Kinetik Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 28, 2022).
4.1	–
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

10.3	–
Joinder Agreement, dated April 1, 2025 by and among Frontier Field Services, LLC, Kinetik Holdings LP, a subsidiary of Kinetik Holdings Inc., and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 1, 2025).

10.4	–
Revolving Credit Agreement, dated May 30, 2025, by and among Kinetik Holdings LP and PNC Bank, National Association, as administrative agent, and the banks and other financial institutions party thereto, as lenders (incorporated by reference Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2025).

10.5	–
Loan Credit Agreement, dated May 30, 2025, by and among Kinetik Holdings LP and Toronto Dominion (Texas) LLC, as administrative agent, and the banks and other financial institutions party thereto, as lenders (incorporated by reference Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 3, 2025).

10.6*†	–	Kinetik Holdings Inc. Separation and Release Agreement, dated as of June 30, 2025, by and between the Company and Anne Psencik.
10.7*†	–	Kinetik Holdings Inc. Consulting Agreement, dated as of June 30, 2025, by and between the Company and Anne Psencik.
10.8*†	–	Form of Special Restricted Stock Unit Agreement.
10.9*†	–	Form of Dividend Equivalent Right Election Form.
10.10*†	–	Form of Special Restricted Stock Unit Agreement (Directors).
10.11*†	–	Kinetik Holdings Inc. Amended and Restated Executive Severance Plan.
31.1*	–	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	–	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	–	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	–	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.
101*	–
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Equity and Noncontrolling Interests and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

KINETIK HOLDINGS INC.

Dated:	August 7, 2025	/s/ Jamie Welch
Jamie Welch
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated:	August 7, 2025	/s/ Steven Stellato
Steven Stellato
Executive Vice President, Chief Accounting and Chief Administrative Officer
(Principal Financial Officer and Principal Accounting Officer)