Form 10-Q
period 2025-09-30
Kinetik Holdings Inc.
filed 2025-11-06
CIK 1692787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2025
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
NYSE Texas
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s Class A Common Stock, par value $0.0001 per share issued and outstanding as of October 31, 2025	64,027,442
Number of shares of registrant’s Class C Common Stock, par value $0.0001 per share issued and outstanding as of October 31, 2025	97,557,604

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

FORWARD-LOOKING STATEMENTS AND RISK
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “might,” “outlook,” “possibly,” “potential,” “prospect,” “should,” “would,” or similar terminology. The absence of these words does not mean that a statement is not forward-looking. Although we believe that the expectations reflected in such forward-looking statements are reasonable under the circumstances, we can give no assurance that such expectations will prove to have been correct. Key factors that could cause actual results to differ materially from our expectations include, but are not limited to, assumptions about:
•our ability to integrate operations or realize anticipated benefits, savings or growth from the Barilla Draw Acquisition (as defined herein). See Note 2 — Business Combinations in the Notes to our Condensed Consolidated Financial Statements set forth in this Form 10-Q;
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
•the risks associated with potential acquisitions, divestitures, new joint ventures or other strategic opportunities, including the EPIC Sale;
•the risks associated with the construction of midstream infrastructure, including delays and cost overruns;
•the recruitment and retention of our officers and personnel;
•the likelihood of success and impact of litigation and other proceedings, including regulatory proceedings;
•our assessment of our counterparty risk and the ability of our counterparties to perform their future obligations;
•the impact of federal, state and local political, regulatory and environmental developments where we conduct our business operations, including the effects of a prolonged U.S. government shutdown;
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
• and other factors disclosed in “Part I, Item 1A. — Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 3, 2025.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands, except per share data)
Operating revenues:
Service revenue	$103,338	$103,100	$343,918	$301,710
Product revenue	357,608	290,423	981,703	787,092
Other revenue	3,023	2,839	8,349	8,411
Total operating revenues(1)	463,969	396,362	1,333,970	1,097,213
Operating costs and expenses:
Costs of sales (excluding depreciation and amortization)(2) (3)	235,391	144,586	615,452	444,786
Operating expenses	76,137	55,804	207,785	143,278
Ad valorem taxes	7,099	5,896	20,449	18,400
General and administrative expenses	30,096	29,619	91,932	94,846
Depreciation and amortization expenses	95,409	87,583	281,845	236,250
Loss (gain) on disposal of assets, net	50	—	(15)	4,090
Total operating costs and expenses	444,182	323,488	1,217,448	941,650
Operating income	19,787	72,874	116,522	155,563
Other income (expense):
Interest and other income	303	1,872	3,820	2,272
Loss on debt extinguishment	—	—	(635)	(525)
Gain on sale of equity method investment	—	29,953	—	89,837
Interest expense	(61,721)	(66,029)	(173,949)	(167,545)
Equity in earnings of unconsolidated affiliates	58,289	53,244	174,472	169,668
Total other (expense) income, net	(3,129)	19,040	3,708	93,707
Income before income taxes	16,658	91,914	120,230	249,270
Income tax expense	1,109	8,260	11,003	21,261
Net income including noncontrolling interest	15,549	83,654	109,227	228,009
Net income attributable to Common Unit limited partners	10,284	57,891	74,187	153,504
Net income attributable to holders of Class A Common Stock	$5,265	$25,763	$35,040	$74,505

Net income attributable to holders of Class A Common Stock, per share
Basic	$0.03	$0.35	$0.41	$1.03
Diluted	$0.03	$0.35	$0.41	$1.02
Weighted-average shares
Basic	61,866	59,811	61,256	59,116
Diluted	62,428	60,424	62,120	59,852
(1)Includes amounts associated with related parties of nil and $17.2 million for the nine months ended September 30, 2025 and 2024, respectively. No operating revenue associated with related parties for the three months ended September 30, 2025 and 2024.
(2)Includes amounts associated with related parties of $6.6 million and $12.8 million for the three months ended September 30, 2025 and 2024, respectively, and $18.3 million and $48.7 million for the nine months ended September 30, 2025 and 2024, respectively.
(3)Costs of sales (excluding depreciation and amortization) is net of gas service revenues totaling $88.3 million and $60.2 million for the three months ended September 30, 2025 and 2024, respectively, $224.1 million and $159.4 million for the nine months ended September 30, 2025 and 2024, respectively, for certain volumes where we act as principal.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2025	2024

	(In thousands, except shares data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,737	$3,606
Accounts receivable, net of allowance for credit losses of $1,000 in 2025 and 2024	77,362	111,940
Accounts receivable pledged	178,600	140,200
Derivative assets	7,463	2,308
Prepaid and other current assets	43,908	36,705
	315,070	294,759
NONCURRENT ASSETS:
Property, plant and equipment, net	3,808,365	3,433,864
Intangible assets, net	584,619	652,490
Derivative asset, non-current	1,135	65
Operating lease right-of-use assets	83,071	29,814
Deferred tax assets	233,576	203,996
Deferred charges and other assets	85,661	76,994
Investments in unconsolidated affiliates	2,085,499	2,117,878
Goodwill	5,077	5,077
	6,887,003	6,520,178
Total assets	$7,202,073	$6,814,937
LIABILITIES, NONCONTROLLING INTEREST AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$31,610	$27,239
Accrued expenses	228,378	186,714
Derivative liabilities	4,078	10,011
Current portion of operating lease liabilities	44,472	18,701
Current debt obligations	178,600	140,200
Other current liabilities	17,185	35,689
	504,323	418,554
NONCURRENT LIABILITIES
Long term debt, net	3,956,330	3,363,996
Contract liabilities	33,030	20,985
Operating lease liabilities	39,900	11,490
Derivative liabilities	332	1,937
Other liabilities	24,762	2,148
Deferred tax liabilities	18,200	16,761
	4,072,554	3,417,317
Total liabilities	4,576,877	3,835,871
COMMITMENTS AND CONTINGENCIES (Note 16)
Redeemable noncontrolling interest — Common Unit limited partners	4,400,882	5,955,662
EQUITY:
Class A Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 64,106,232 and 59,929,611 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	6	6
Class C Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 97,557,604 and 97,783,034 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	10	9
Deferred consideration	—	1
Additional paid-in capital	221,979	—
Accumulated deficit	(1,997,681)	(2,976,612)
Total equity	(1,775,686)	(2,976,596)
Total liabilities, noncontrolling interest and equity	$7,202,073	$6,814,937
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2025	2024

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$109,227	$228,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	281,845	236,250
Amortization of deferred financing costs	5,892	5,497
Amortization of contract costs	5,054	4,965
Contingent liabilities fair value adjustment	5,700	1,400
Distributions from unconsolidated affiliates	205,204	223,670
Derivative settlement	626	(8,103)
Derivative fair value adjustment	(14,389)	8,938
Gain on sale of equity method investment	—	(89,837)
(Gain) loss on disposal of assets, net	(15)	4,090
Equity in earnings of unconsolidated affiliates	(174,472)	(169,668)
Loss on debt extinguishment	635	525
Share-based compensation	44,577	52,868
Deferred income taxes	10,494	19,733
Changes in operating assets and liabilities:
Accounts receivable and pledged receivable	(3,822)	29,492
Other assets	(16,057)	(3,729)
Accounts payable	(13,426)	(53,361)
Accrued liabilities	23,419	4,815
Other non-current liabilities	22,614	(1,744)
Operating leases	924	(454)
Net cash provided by operating activities	494,030	493,356
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment expenditures	(358,354)	(155,805)
Intangible assets expenditures	(30,879)	(7,744)
Investments in unconsolidated affiliates	(1,206)	(3,273)
Net cash paid for acquisition of interest in unconsolidated affiliates	—	(85,417)
Distributions from unconsolidated affiliates	2,853	2,789
Cash proceeds from sale of equity method investment	—	524,390
Cash proceeds from disposal of assets	137	334
Net cash paid for acquisition	(175,481)	(341,183)
Net cash used in investing activities	(562,930)	(65,909)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing under A/R Facility	88,200	151,200
Payments on A/R Facility	(49,800)	(1,200)
Proceeds from borrowings from long-term debt	1,400,000	—
Payments on long-term debt	(1,000,000)	(200,000)
Payments of debt issuance costs, net	(10,860)	(1,086)
Payments of debt discount, net	(1,200)	(500)
Proceeds from revolving line of credit	1,462,000	826,000
Payments on revolving line of credit	(1,269,000)	(913,000)
Cash dividends paid to Class A Common Stock shareholders	(143,521)	(128,428)
Distributions paid to Class C Common Unit limited partners	(230,234)	(144,505)
Repurchase of Class A Common Stock	(172,554)	—
Net cash provided by (used in) financing activities	73,031	(411,519)
Net change in cash	4,131	15,928

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2025	2024

	(In thousands)
CASH, BEGINNING OF PERIOD	3,606	4,510
CASH, END OF PERIOD	$7,737	$20,438

SUPPLEMENTAL SCHEDULE OF INVESTING AND FINANCING ACTIVITIES
Cash paid for interest, net of amounts capitalized	$128,154	$166,769
Cash paid for income taxes, net	$3,643	$559
Property and equipment and intangible accruals in accounts payable and accrued liabilities	$44,977	$24,140
Right-of-use assets obtained in exchange for lease liabilities	$34,735	$42,974
Class A Common Stock issued through dividend and distribution reinvestment plan	$1,137	$75,243

Fair value of assets acquired in business combinations	$191,133	$910,221
Cash consideration paid	175,481	357,968
Class C Common Units issued	—	148,200
Deferred consideration	—	275,000
Contingent consideration	—	64,000
Liabilities assumed	$15,652	$65,053

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(UNAUDITED)

	Redeemable Noncontrolling Interest — Common Unit Limited Partners	Class A Common Stock		Class C Common Stock				Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Equity
						Deferred Consideration
		Shares	Amount	Shares	Amount	Shares	Amount

	(In thousands)
For the Quarter Ended September 30, 2024
Balance at June 30, 2024	$4,289,591	59,736	$6	97,783	$9	7,680	$1	$—	$(1,206,909)	$—	$(1,206,893)
Issuance of common stock through dividend and distribution reinvestment plan	—	11	—	—	—	—	—	444	—		444
Share-based compensation	—	4	—	—	—	—	—	15,171	—	—	15,171
Net income	57,891	—	—	—	—	—	—	—	25,763	—	25,763
Change in redemption value of noncontrolling interest	509,035	—	—	—	—	—	—	(14,801)	(494,234)	—	(509,035)
Recognition of deferred tax asset	—	—	—	—	—	—	—	(814)	—	—	(814)
Distributions paid to Common Unit limited partners	(73,337)	—	—	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($0.75 per share)	—	—	—	—	—	—	—	—	(45,341)	—	(45,341)
Balance at September 30, 2024	$4,783,180	59,751	$6	97,783	$9	7,680	$1	$—	$(1,720,721)	$—	$(1,720,705)

For the Quarter Ended September 30, 2025
Balance at June 30, 2025	$4,376,104	63,545	$6	92,777	$9	7,680	$1	$288,295	$(1,781,415)	$(72,554)	$(1,565,658)
Issuance of deferred consideration for Durango Acquisition	—	—	—	7,680	1	(7,680)	(1)	—	—	—	—
Redemption of Common Units	(127,895)	2,900	—	(2,900)	—	—	—	127,895	—	—	127,895
Issuance of common stock through dividend and distribution reinvestment plan	—	9	—	—	—	—	—	413	—	—	413
Repurchase of Class A Common Stock	—	(2,372)	—	—	—	—	—	—	—	(100,000)	(100,000)
Retirement of treasury stock	—	—	—	—	—	—	—	—	(172,554)	172,554	—
Share-based compensation	—	24	—	—	—	—	—	14,229	—	—	14,229
Net income	10,284	—	—	—	—	—	—	—	5,265	—	5,265
Change in redemption value of noncontrolling interest	220,746	—	—	—	—	—	—	(220,746)	—	—	(220,746)
Recognition of deferred tax asset	—	—	—	—	—	—	—	11,893	—	—	11,893
Distributions paid to Common Unit limited partners	(78,357)	—	—	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($0.78 per share)	—	—	—	—	—	—	—	—	(48,977)	—	(48,977)
Balance at September 30, 2025	$4,400,882	64,106	$6	97,557	$10	—	$—	$221,979	$(1,997,681)	$—	$(1,775,686)

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(UNAUDITED)

	Redeemable Noncontrolling Interest — Common Unit Limited Partners	Class A Common Stock		Class C Common Stock				Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Equity
						Deferred Consideration
		Shares	Amount	Shares	Amount	Shares	Amount

	(In thousands)
For the Nine Months Ended September 30, 2024
Balance at December 31, 2023	$3,157,807	57,097	$6	94,089	$9	—	$—	$192,678	$(723,516)	$—	$(530,823)
Durango Acquisition	423,200	—	—	3,840	—	7,680	1	—	—	—	1
Redemption of Common Units	(5,060)	146	—	(146)	—	—	—	5,060	—	—	5,060
Issuance of common stock through dividend and distribution reinvestment plan	—	2,205	—	—	—	—	—	75,243	—		75,243
Share-based compensation	—	303	—	—	—	—	—	52,868	—	—	52,868
Net income	153,504	—	—	—	—	—	—	—	74,505	—	74,505
Change in redemption value of noncontrolling interests	1,268,038	—	—	—	—	—	—	(330,196)	(937,842)	—	(1,268,038)
Recognition of deferred tax asset	—	—	—	—	—	—	—	4,347	—	—	4,347
Distributions paid to Common Unit limited partners	(214,309)	—	—	—	—	—	—	—	—	—	—
Cash dividends on Class A Common Stock ($2.25 per share)	—	—	—	—	—	—	—	—	(133,868)	—	(133,868)
Balance at September 30, 2024	$4,783,180	59,751	$6	97,783	$9	7,680	$1	$—	$(1,720,721)	$—	$(1,720,705)

For the Nine Months Ended September 30, 2025
Balance at December 31, 2024	$5,955,662	59,930	$6	97,783	$9	7,680	$1	$—	$(2,976,612)	$—	$(2,976,596)
Issuance of deferred consideration for Durango Acquisition	—	—	—	7,680	1	(7,680)	(1)	—	—	—	—
Redemption of Common Units	(358,376)	7,906	—	(7,906)	—	—	—	358,376	—	—	358,376
Issuance of common stock through dividend and distribution reinvestment plan	—	22	—	—	—	—	—	1,137	—	—	1,137
Repurchase of Class A Common Stock	—	(4,025)	—	—	—	—	—	—	—	(172,554)	(172,554)
Retirement of treasury stock	—	—	—	—	—	—	—	—	(172,554)	172,554	—
Share-based compensation	—	273	—	—	—	—	—	44,577	—	—	44,577
Net income	74,187	—	—	—	—	—	—	—	35,040	—	35,040
Change in redemption value of noncontrolling interest	(1,040,339)	—	—	—	—	—	—	(220,746)	1,261,085	—	1,040,339
Recognition of deferred tax asset	—	—	—	—	—	—	—	38,635	—	—	38,635
Distributions paid to Common Unit limited partners	(230,252)	—	—	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($2.34 per share)	—	—	—	—	—	—	—	—	(144,640)	—	(144,640)
Balance at September 30, 2025	$4,400,882	64,106	$6	97,557	$10	—	$—	$221,979	$(1,997,681)	$—	$(1,775,686)
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

1.    THE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
The Company is a holding company, whose only significant assets are ownership of the non-economic general partner interest and an approximate 40% limited partner interest in Kinetik Holdings LP, a Delaware limited partnership (the “Partnership”). As the owner of the non-economic general partner interest in the Partnership, the Company is responsible for all operational, management and administrative decisions related to, and consolidates the results of, the Partnership and its subsidiaries.
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
Significant Accounting Policies
The accounting policies that we follow are set forth in Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K. There were no significant updates or revisions to our accounting policies during the nine months ended September 30, 2025.
Transactions with related parties
The Company incurs cost of sales with two of its equity method investment (“EMI”) pipeline entities, Permian Highway Pipeline LLC (“PHP”) and Breviloba, LLC (“Breviloba”). The Company pays a demand fee to PHP and pays a capacity fee to Breviloba for certain volumes moving on the Shin Oak NGL Pipeline (“Shin Oak”). For the three and nine months ended September 30, 2025, the Company recorded cost of sales of $6.6 million and $18.3 million, respectively, with these affiliates. For the three and nine months ended September 30, 2024, the Company recorded cost of sales of $12.8 million and $39.3 million, respectively, with these affiliates.

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
As of September 30, 2025, our allocations of purchase price for acquisitions made during 2025 and 2024 are detailed below:

	Acquisition Date	Acquisition	Consideration Transferred	Current Assets	Property Plant & Equipment	Intangible Assets	Other Long Term Assets	Liabilities	Contingent Consideration

			(In thousands)
(1)	Q1 2025	Barilla Draw	$175,481	$—	$164,981	$10,500	$15,652	$15,652	$—
(2)	Q2 2024	Durango Permian, LLC	$781,167	$61,171	$627,452	$183,000	$3,621	$89,577	$4,500
Barilla Draw Acquisition
On January 14, 2025, the Company completed the previously announced bolt-on acquisition with Permian Resources Corporation, who directly owned all of the issued and outstanding membership interests of (a) RC Permian Gathering, LLC, a Delaware limited liability company (“Permian Gathering”) and (b) Barilla Draw Gathering, LLC, a Delaware limited liability company (“Barilla Draw”), to acquire all issued and outstanding membership interests of Permian Gathering and Barilla Draw (the “Barilla Draw Acquisition”) for $175.5 million of cash consideration. Assets acquired consisted of natural gas and crude gathering pipelines and compression equipment of $165.0 million, intangible right-of-way assets of $10.5 million and operating lease right of use assets of $15.7 million. Acquired gathering pipelines and compression were valued based on replacement cost along with economic obsolescence adjustments. These assets are depreciated over an estimated useful life of 20 years. Intangible right-of-way assets were valued based on the across the fence method and are amortized over an estimated useful life of seven years. Acquired net assets from this business combination were included in the Midstream Logistics segment. This transaction was accounted for as a business combination in accordance with ASC 805 Business Combination (“ASC 805”). Certain data necessary to complete the purchase price allocation is not yet available, including, but not limited to, the completion of the valuation of the underlying assets and liabilities assumed. The Company is continuing its review of these matters during the measurement period. During 2025, the Company recorded measurement period adjustments totaling $2.9 million related to working capital settlements for the effective period. Acquisition-related costs were immaterial for this transaction. For the three and nine months ended September 30, 2025, excluding intercompany revenue and cost of sales, Barilla Draw recorded revenues of $7.6 million and $22.3 million, respectively, and net income of $1.9 million and $5.1 million, respectively.

Durango Acquisition
On June 24, 2024 (the “Durango Closing Date”), the Company consummated the Membership Interest Purchase Agreement (the “Durango MIPA”), dated May 9, 2024, by and between the Company, the Partnership, and Durango Midstream LLC, an affiliate of Morgan Stanley Equity Partners (the “Durango Seller”), pursuant to which the Partnership purchased all of the membership interests of Durango Permian, LLC and its wholly owned subsidiaries (“Durango”) from Durango Seller for an adjusted purchase price of approximately $785.7 million (the “Durango Acquisition”). Durango Seller is entitled to an earn out up to $75.0 million in cash (the “Kings Landing Earn Out”), contingent upon the Kings Landing gas processing complex in Eddy County, New Mexico (the “Kings Landing Project”), which was placed into service in September 2025. The Kings Landing Earn Out is subject to reductions based on actual capital costs associated with the Kings Landing Project. The Company recorded a contingent liability related to the Kings Landing Earnout based on project completion probability, see additional information in Note 16—Commitments and Contingencies in the Notes to our Condensed Consolidated Financial Statements set forth in this Form 10-Q. The Durango Acquisition allows the Company to further expand its footprint into New Mexico and across the Northern Delaware Basin.
The Durango Acquisition was accounted for as a business combination in accordance with ASC 805. Starting on the Durango Closing Date, our Consolidated Financial Statements reflected Durango as a consolidated subsidiary. The accompanying Condensed Consolidated Financial Statements herein include (i) the combined net assets of the Company carried at historical costs and net assets of Durango carried at fair value as of the Durango Closing Date and (ii) the combined results of operations of the Company with Durango’s results presented within the Condensed Consolidated Financial Statements from the Durango Closing Date going forward. Acquired net assets from this business combination were included in the Midstream Logistic segment. For the three and nine months ended September 30, 2025, excluding intercompany revenue and cost of sales, Durango recorded revenues of $49.0 million and $141.6 million, respectively, and net loss of $5.1 million and $0.1 million, respectively. For the three and nine months ended September 30, 2024, Durango recorded revenues of $35.8 million and $38.9 million, and net income of $1.4 million and $1.6 million, respectively, excluding intercompany revenue and cost of sales. Decrease in net income was primarily driven by decreases in NGL and condensate prices and a fair value adjustment to the Kings Landing Earn Out contingent liability of $5.7 million recognized during the third quarter of 2025.

3.    REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents a disaggregation of the Company’s revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Gathering and processing services	$103,338	$103,100	$343,918	$301,710
Natural gas, NGLs and condensate sales	357,608	290,423	981,703	787,092
Other revenue	3,023	2,839	8,349	8,411
Total revenues	$463,969	$396,362	$1,333,970	$1,097,213
There have been no significant changes to the Company’s contracts with customers during the three and nine months ended September 30, 2025, aside from the addition of certain gas gathering and processing agreements associated with the Durango Acquisition in 2024 and the Barilla Draw Acquisition in January 2025. Contracts with customers acquired through these acquisitions have similar structures to the Company’s existing contracts with customers. The Company recognized $0.2 million and $1.0 million in revenues from MVC deficiency payments for the three and nine months ended September 30, 2025, respectively, and nil for the three and nine months ended September 30, 2024.

Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that have not yet been recognized, representing our contractually committed revenues as of September 30, 2025:

Amount

Fiscal Year	(In thousands)
Remaining of 2025	$3,467
2026	71,516
2027	73,935
2028	76,186
2029	73,500
Thereafter	176,428
$475,032
Our contractually committed revenue, for the purposes of the table above, is limited to customer contracts that have fixed pricing and fixed volume terms and conditions, including contracts with payment obligations associated with MVCs.
Contract Liabilities
The following table provides information about contract liabilities from contracts with customers as of September 30, 2025:

Amount

(In thousands)
Balance at December 31, 2024	$26,665
Reclassification of beginning contract liabilities to revenue as a result of performance obligations being satisfied	(4,849)
Cash received in advance and not recognized as revenue	17,049
Balance at September 30, 2025	38,865
Less: Current portion	5,835
Non-current portion	$33,030
Contract liabilities relate to payments received in advance of satisfying performance obligations under a contract, which result from contribution in aid of construction payments. Current and noncurrent contract liabilities are included in “Other Current Liabilities” and “Contract Liabilities,” respectively, in the Condensed Consolidated Balance Sheets.
Contract Cost Assets
The Company has capitalized certain costs incurred to obtain a contract or additional contract dedicated acreage or volumes that would not have been incurred if the contract or associated acreage and volumes had not been obtained. As of September 30, 2025 and December 31, 2024, the Company had contract acquisition cost assets of $63.3 million and $64.6 million, respectively. Current and noncurrent contract cost assets are included in “Prepaid and Other Current Assets” and “Deferred Charges and Other Assets,” respectively, in the Condensed Consolidated Balance Sheets. The Company amortizes these assets as cost of sales on a straight-line basis over the life of the associated long-term customer contract. The Company recognized costs of sales associated with these assets of $1.7 million and $1.7 million for the three months ended September 30, 2025 and 2024, respectively, and $5.1 million and $5.0 million for the nine months ended September 30, 2025 and 2024, respectively.

4.    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, at carrying value, is as follows:

	September 30,	December 31,
	2025	2024

	(In thousands)
Gathering, processing, and transmission systems and facilities	$4,549,093	$3,977,825
Vehicles	19,725	15,659
Computers and equipment	11,680	7,872
Less: accumulated depreciation	(985,347)	(813,371)
Total depreciable assets, net	3,595,151	3,187,985
Construction in progress	181,269	215,168
Land	31,945	30,711
Total property, plant, and equipment, net	$3,808,365	$3,433,864
The cost of property classified as “Construction in progress” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet available to be placed into productive service as of the respective reporting date. The Company recorded $58.4 million and $48.7 million of depreciation expense for the three months ended September 30, 2025 and 2024, respectively, and $177.5 million and $135.3 million for the nine months ended September 30, 2025 and 2024, respectively. There were no impairment triggering events for property, plant and equipment during the three and nine months ended September 30, 2025 and 2024.

5.    INTANGIBLE ASSETS, NET
Intangible assets, net, are comprised of the following:

	September 30,	December 31,
	2025	2024

	(In thousands)
Customer contracts	$1,275,910	$1,270,106
Right of way assets	233,028	196,979
Less accumulated amortization	(924,319)	(814,595)
Total amortizable intangible assets, net	$584,619	$652,490
As of September 30, 2025, the remaining customer contract amortization terms range from four months to sixteen years with weighted average amortization periods of approximately seven years and the right-of-way assets remaining amortization terms range from ten months to fourteen years with weighted average amortization periods of approximately seven years. The remaining weighted average amortization period for the intangible assets as of September 30, 2025 was approximately seven years. The right of way agreements are typically for an initial term of ten years with an option to renew for an additional ten years at agreed upon renewal rates based on certain indices or up to 130% of the original consideration paid.
The Company recorded $37.0 million and $38.9 million of amortization expense for the three months ended September 30, 2025 and 2024, respectively, and $104.4 million and $100.9 million for the nine months ended September 30, 2025 and 2024, respectively. There was no impairment recognized on intangible assets for the three and nine months ended September 30, 2025 and 2024.

6.    EQUITY METHOD INVESTMENTS
As of September 30, 2025, the Company owned investments in the following long-haul pipeline entities in the Permian Basin. These investments were accounted for using the equity method of accounting. For each EMI pipeline entity, the Company has the ability to exercise significant influence based on certain governance provisions and its participation in the significant activities and decisions that impact the management and economic performance of the EMI pipeline. The table below presents the ownership percentages and investment balances held by the Company for each entity:

		September 30,	December 31,
	Ownership	2025	2024

		(In thousands)
PHP	55.5%	$1,576,289	$1,607,323
Breviloba	33.0%	421,226	428,383
Epic Crude Holdings, LP (“EPIC”) (1)	27.5%	87,984	82,172
		$2,085,499	$2,117,878
(1)The Company owned 27.5% of EPIC as of September 30, 2025. In August 2025, the Company entered into a Purchase and Sale Agreement to sell all of its equity interest in EPIC and such transaction was closed in October 2025.
The unamortized net basis included in the EMI pipeline balances were $39.3 million and $40.3 million as of September 30, 2025 and December 31, 2024, respectively. These amounts represent differences in the Company’s contributions to date and the Company’s underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized basis differences are amortized or accreted on a straight-line basis into equity income of unconsolidated affiliates over the useful lives of the underlying pipeline assets. In addition, there was capitalized interest of $23.2 million and $23.9 million as of September 30, 2025 and December 31, 2024, respectively. Capitalized interest is amortized on a straight-line basis into equity income of unconsolidated affiliates.
The following table presents the activity in the Company’s EMIs for the nine months ended September 30, 2025:

	Permian Highway Pipeline LLC	Breviloba, LLC	EPIC Crude Holdings, LP	Total

	(In thousands)
Balance at December 31, 2024	$1,607,323	$428,383	$82,172	$2,117,878
Contributions and acquisitions	1,206	—	—	1,206
Distributions(1)	(165,051)	(37,506)	(5,500)	(208,057)
Equity income, net(2)	132,811	30,349	11,312	174,472
Balance at September 30, 2025	$1,576,289	$421,226	$87,984	$2,085,499
(1)Distributions consisted of a return on investment of $205.2 million, which was included in cash flows from operating activities, and a return of investment of $2.9 million, which was included in cash flows from investing activities.
(2)For the nine months ended September 30, 2025, equity income was net of amortization and accretion of basis differences and capitalized interests, which represents undistributed earnings, amortization of $5.9 million from PHP, $0.5 million from Breviloba, LLC, and accretion of $4.7 million from EPIC.

Summarized Financial Information
The following table represents selected data for the Company’s ongoing EMI pipelines (on a 100 percent basis) for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	2025			2024
	Permian Highway Pipeline LLC	Breviloba, LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC	EPIC Crude Holdings, LP

	(In thousands)
Revenues	$130,660	$56,527	$90,273	$127,719	$53,929	$97,514
Operating income	84,656	29,565	26,801	83,785	27,398	25,052
Net income (loss)	84,518	30,277	2,673	83,783	27,558	(5,159)

	Nine Months Ended September 30,
	2025			2024
	Permian Highway Pipeline LLC	Breviloba, LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC	EPIC Crude Holdings, LP

	(In thousands)
Revenues	$387,728	$171,432	$294,950	$380,359	$156,326	$284,050
Operating income	250,474	88,662	88,274	245,467	74,563	70,631
Net income (loss)	250,237	89,562	20,599	245,016	75,005	(29,889)

7.    DEBT AND FINANCING COSTS
Term Loan Credit Agreement

On May 30, 2025, the Partnership entered into a term loan credit agreement (the “Term Loan Credit Agreement”) among Toronto Dominion (Texas) LLC, as administrative agent and the banks and other financial institutions party thereto, as lenders. The Term Loan Credit Agreement provides for a $1.15 billion senior unsecured credit facility and matures on May 30, 2028. The obligations under the Term Loan Credit Agreement are guaranteed by the Company.

In connection with entry into the Term Loan Credit Agreement, the Partnership paid fees and expenses to third parties totaling $1.2 million, which was capitalized as debt issuance cost, and paid fees directly to lenders totaling $1.8 million, which was capitalized as original debt discount. Capitalized debt issuance cost and original debt discount were included in the Condensed Consolidated Balance Sheet as direct deductions to the term loan and was amortized over the life of the term loan using the effective interest method.
The Term Loan Credit Agreement provides for borrowings of either at the Partnership’s option, base rate loans or term SOFR loans. Base rate loans bear interest at a rate per annum equal to the greatest of (a) the prime rate as quoted by The Wall Street Journal from time to time, (b) the greater of (i) the federal funds effective rate and (ii) the overnight bank funding rate, plus 1/2 of 1% and (c) the adjusted term SOFR rate for an interest period of one month plus 1%, plus a margin that ranges between 0.25% and 1.0%, depending on the credit rating of the Partnership. SOFR loans bear interest at a rate per annum equal to the term SOFR rate for one, three or six month interest periods plus 0.10%, plus a margin that ranges between 1.25% and 2.0%, depending on the credit rating of the Partnership.
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

The aggregate fees and expenses paid directly to lenders and third parties in connection with the Revolving Credit Agreement, totaled $6.9 million, which were capitalized as debt issuance costs, were included in “Deferred charges and other assets” on the Condensed Consolidated Balance Sheet and amortized over the term of the revolving credit facility to interest expense using straight-line method.
The Revolving Credit Agreement provides for borrowings of either at the Partnership’s option, base rate loans or term SOFR loans or, with respect to swingline loans, simple SOFR loans. Base rate loans bear interest at a rate per annum equal to the greatest of (a) the prime rate as announced from time to time by PNC Bank, (b) the greater of (i) the federal funds effective rate and (ii) the overnight bank funding rate, plus 1/2 of 1% and (c) the adjusted term SOFR rate for an interest period of one month plus 1%, plus a margin that ranges between 0.25% and 1.00%, depending on the credit rating of the Partnership. SOFR loans bear interest at a rate per annum equal to the term SOFR rate for one, three or six month interest periods plus 0.10%, plus a margin that ranges between 1.25% and 2.0%, depending on the credit rating of the Partnership.
In addition, the Partnership is required to pay to each lender a commitment fee on the daily unfunded amount of such lender’s revolving commitment, which accrues at a rate that ranges between 0.15% and 0.35% depending on the credit rating of the Partnership.
Repayment of Existing Credit Facilities
On May 30, 2025, in connection with entry into the Term Loan Credit Agreement and the Revolving Credit Agreement, the Company repaid all outstanding borrowings under and extinguished (1) the 2022 term loan credit agreement, dated June 8, 2022 and (2) the 2022 revolving credit agreement, dated June 8, 2022. The Company recorded a loss on debt extinguishment of $0.6 million for the extinguishment of these existing credit facilities.
Accounts Receivable Securitization Facility
On April 1, 2025, the Partnership entered into an amendment to its accounts receivable securitization facility dated April 2, 2024 (the “A/R Facility” and as amended, the “Amended A/R Facility”) to, among other things, increase the facility limit and extend the scheduled termination date.
The documentation for the Amended A/R Facility includes (i) a Receivables Purchase Agreement dated as of April 2, 2024 (the “Receivables Purchase Agreement”) by and among Kinetik Receivables LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary of the Partnership, as the seller (the “Kinetik Receivables”), the Partnership, as the servicer, the persons from time to time party thereto as purchasers, PNC Bank, as administrative agent, and PNC Capital Markets LLC, as structuring agent and sustainability agent, as amended by Amendment No. 1 to Receivables Purchase Agreement dated as of April 1, 2025 (“Amendment No. 1 to Receivables Purchase Agreement”) by and among Kinetik Receivables, the Partnership, PNC Bank and the purchasers party thereto and (ii) a Sale and Contribution Agreement, dated as of April 2, 2024 (the “Sale and Contribution Agreement”), as supplemented by that Joinder Agreement dated as of April 1, 2025 (the “Joinder Agreement”), by and among Frontier Field Services, LLC, a Delaware limited liability company (“FFS”), the Partnership and PNC Bank.
Pursuant to the A/R Facility and as amended, the Amended A/R Facility, the Company and certain of its subsidiaries continuously transfer receivables to Kinetik Receivables, who then transfers receivables that meet certain qualifying conditions to third-party purchasers in exchange for cash. These receivables are held by Kinetik Receivables and pledged to secure the collectability of the sold receivables and are accounted for as secured borrowings. The amount available for borrowing at any one time under the Amended A/R Facility is limited to an amount calculated based on the outstanding balance of eligible receivables sold to the purchasers, subject to certain reserves, concentration limits, and other limitations. As of September 30, 2025, eligible accounts receivable of $178.6 million were pledged to the Amended A/R Facility as collateral and $71.4 million was available to be invested by the purchasers.
Pursuant to Amendment No. 1 to Receivables Purchase Agreement, the facility limit of the A/R Facility was increased to $250.0 million and the scheduled termination date was extended to March 31, 2026. In addition, Amendment No. 1 to Receivables Purchase Agreement eliminated certain of the Sustainability Performance Targets applicable to Kinetik LP and the Company under the Receivables Purchase Agreement.
Pursuant to the Joinder Agreement, as of April 1, 2025, FFS is a party to the Sale and Contribution Agreement as an Originator and has assumed all interests, obligations, rights, duties and liabilities of an Originator under the Sale and Contribution Agreement.

The aggregate fees and expenses paid directly to third parties for the amendment totaled $0.2 million, which were capitalized as debt issuance costs and included in the Condensed Consolidated Balance Sheet as a current asset within “Prepaid and other current assets”, were amortized over the term of the Amended A/R Facility to interest expense using the straight-line method. The unamortized debt issuance costs related to the Amended A/R Facility were immaterial as of September 30, 2025.
December 2028 Sustainability-Linked Senior Notes
On March 14, 2025, the Company completed an additional private placement of $250.0 million aggregate principal amount of 6.625% Sustainability-Linked Senior Notes due 2028 (the “New 2028 Notes”) at 101.25% of par. The aggregate fees and expenses totaling $2.5 million paid to third parties to issue the New 2028 Notes and the initial purchasers’ discount of $2.5 million were capitalized as debt issuance cost and original debt discount, respectively. These capitalized costs were included in the Condensed Consolidated Balance Sheet as a direct deduction to the New 2028 Notes. In addition, original debt premium of $3.1 million was added to the New 2028 Notes. The debt issuance cost and original debt discount are amortized, and the debt premium is accreted to interest expense over the term of the New 2028 Notes using the effective interest method.
The New 2028 Notes were issued as additional notes under the indenture dated as of December 6, 2023, as may be supplemented from time to time (the “Indenture”), pursuant to which the Partnership has previously issued $800.0 million aggregate principal amount of 6.625% Sustainability-Linked Senior Notes due 2028 (the “Existing Notes” and together with the New 2028 Notes, the “2028 Notes”).
The New 2028 Notes and the Existing Notes are treated as a single series of securities under the Indenture and vote together as a single class and the New 2028 Notes have substantially identical terms, other than the issue date, issue price and the first interest payment date, as the Existing Notes. Interest on the 2028 Notes is payable semi-annually in arrears on June 15 and December 15 of each year.
The following table summarizes the Company’s debt obligations as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024

	(In thousands)
A/R Facility(1)	$178,600	$140,200
Total current debt obligations	$178,600	$140,200

Unsecured term loan(2)	$1,150,000	$1,000,000
5.875% senior unsecured notes due 2030 (“2030 Notes”)	1,000,000	1,000,000
6.625% senior unsecured notes due 2028 (“2028 Notes”)	1,050,000	800,000
Revolving line of credit(3)	783,000	590,000
Total long-term debt	3,983,000	3,390,000
Unamortized debt issuance costs, net(4)	(25,761)	(26,174)
Unamortized debt premiums and discounts, net	(909)	170
Total long-term debt, net	$3,956,330	$3,363,996
(1)The effective interest rate was 5.08% and 5.55% as of September 30, 2025 and December 31, 2024, respectively.
(2)The effective interest rate of the Term Loan Credit Agreement was 5.89% as of September 30, 2025. The effective interest rate of the 2022 Term Loan Credit Agreement was 6.25% as of December 31, 2024.
(3)The weighted average effective interest rate of the Revolving Credit Agreement was 5.89% as of September 30, 2025. The weighted average effective interest rate of the 2022 Revolving Credit Agreement was 6.43% as of December 31, 2024.
(4)Excludes unamortized debt issuance costs related to the revolving line of credit. Unamortized debt issuance costs associated with the revolving line of credit were $8.9 million and $3.8 million as of September 30, 2025 and December 31, 2024, respectively. The unamortized debt issuance costs related to the revolving credit facilities were included in the “Deferred charges and other assets” of the Condensed Consolidated Balance Sheets.

The table below presents the components of the Company’s financing costs, net of capitalized interest:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Capitalized interest	$(4,449)	$(2,955)	$(12,308)	$(4,885)
Debt issuance costs	1,908	1,916	5,892	5,497
Interest expense	64,262	67,068	180,365	166,933
Total financing costs, net of capitalized interest	$61,721	$66,029	$173,949	$167,545
Compliance with our Covenants
The Term Loan Credit Agreement and the Revolving Credit Agreement contain customary covenants and restrictive provisions which may, among other things, limit the Partnership’s ability to create liens, incur additional indebtedness and make restricted payments and the Partnership’s ability to liquidate, dissolve, consolidate with or merge into or with any other person. The 2030 Notes and the 2028 Notes also contain covenants and restrictive provisions, which may, among other things, limit the Partnership’s and its subsidiaries’ ability to create liens to secure indebtedness.
The A/R Facility contains covenants and restrictive provisions with respect to the Partnership and Kinetik Receivables that are customary for accounts receivable securitization facilities. As of September 30, 2025, the Partnership was in compliance with all customary and financial covenants.
Letters of Credit
Our letters of credit obligations totaled $12.6 million as of September 30, 2025 and December 31, 2024. As of September 30, 2025, the Revolving Credit Facility has a borrowing capacity of $804.4 million available.
Fair Value of Financial Instruments
The fair value of the Company and its subsidiaries’ consolidated debt as of September 30, 2025 and December 31, 2024 was $4.19 billion and $3.52 billion, respectively. On September 30, 2025, the senior unsecured notes’ fair value was based on Level 1 inputs, the Term Loan Credit Agreement and Revolving Credit Agreement’s fair value was based on Level 3 inputs and the Amended A/R Facility’s fair value approximates its carrying value due to its short-term nature.

8.    ACCRUED EXPENSES
The following table provides the Company’s current accrued expenses on September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024

	(In thousands)
Accrued product purchases	$118,546	$132,439
Accrued taxes	20,150	15,538
Accrued salaries, vacation, and related benefits	4,893	3,111
Accrued capital expenditures	20,807	13,484
Accrued interest	39,535	6,127
Accrued other expenses	24,447	16,015
Total accrued expenses	$228,378	$186,714
Accrued product purchases mainly accrue the liabilities related to producer payments and any additional business-related miscellaneous fees we owe to third parties, such as transport or capacity fees as of September 30, 2025 and December 31, 2024.

9.    LEASES
Components of lease costs are included in the Condensed Consolidated Statements of Operations as “general and administrative expense” for real-estate leases and “operating expenses” for non-real estate leases. Total operating lease costs were $15.2 million and $10.6 million for the three months ended September 30, 2025 and 2024, respectively, and $40.3 million and $28.0 million for the nine months ended September 30, 2025 and 2024, respectively. Short-term lease costs were $1.1 million and $1.2 million for the three months ended September 30, 2025 and 2024, respectively, and $2.4 million and $7.7 million for the nine months ended September 30, 2025 and 2024, respectively. Variable lease cost was immaterial for the three and nine months ended September 30, 2025 and 2024.

The following table presents other supplemental lease information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Operating cash flows from operating leases	$14,819	$10,635	$39,534	$28,377
Right-of-use assets obtained in exchange for new operating lease liabilities	$17,003	$437	$34,735	$42,974
Weighted-average remaining lease term — operating leases (in years)	2.24	1.77	2.24	1.77
Weighted-average discount rate — operating leases	6.10%	7.25%	6.10%	7.25%

10.    EQUITY
Redeemable Noncontrolling Interest — Common Unit Limited Partners
The redemption option of the Common Unit is not legally detachable or separately exercisable from the instrument and is non-transferable; the Common Unit is redeemable at the option of the holder. Therefore, the Common Unit is accounted for as redeemable noncontrolling interest and classified as temporary equity on the Company’s Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2025, 7.9 million common units representing limited partner interests in the Partnership (“Common Units”) were redeemed on a one-for-one basis for shares of Class A Common Stock, par value $0.0001 per share of the Company (“Class A Common Stock”) and a corresponding number of shares of Class C Common Stock, par value $0.0001 per share of the Company (“Class C Common Stock”) were cancelled. There were 97.6 million Common Units and an equal number of Class C Common Stock issued and outstanding as of September 30, 2025, including the 7.7 million shares of Class C Common Stock and equivalent number of Common Units of deferred consideration for the Durango Acquisition that were issued on July 1, 2025. The Common Units fair value was approximately $4.40 billion as of September 30, 2025.
Common Stock
As of September 30, 2025, there were 64.1 million and 97.6 million shares, respectively, of Class A Common Stock and Class C Common Stock issued and outstanding (collectively, “Common Stock”).
Share Repurchase Program
In February 2023, the Board of Directors (the “Board”) approved a share repurchase program (“Repurchase Program”), authorizing discretionary purchases of the Company’s Class A Common Stock up to $100.0 million in aggregate. In May 2025, the Board approved a $400.0 million increase to the previously announced Repurchase Program, pursuant to which we are authorized to repurchase the Company’s Class A Common Stock for an aggregate purchase price of up to $500.0 million. Repurchases may be made at management’s discretion from time to time, in accordance with applicable securities laws, on the open market or through privately negotiated transactions and may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act. Privately negotiated repurchases from affiliates are also authorized under the Repurchase Program, subject to such affiliates’ interest and other limitations. The repurchases will depend on market conditions and may be discontinued at any time without prior notice.

During the three and nine months ended September 30, 2025, the Company repurchased 2.4 million shares at a total cost of $100.0 million and 4.0 million shares at a total cost of $172.6 million, respectively. Furthermore, during the third quarter of 2025, the Company retired the entirety of the 4.0 million shares of treasury stock it repurchased during the first nine months of 2025.
Dividend
On August 1, 2025, the Company made cash dividend payments of $126.9 million to holders of Class A Common Stock and Common Units and reinvested $0.4 million in shares of Class A Common Stock. For the nine months ended September 30, 2025, the Company made cash dividend payments of $373.8 million to holders of Class A Common Stock and Common Units and reinvested $1.1 million in shares of Class A Common Stock.

11.    FAIR VALUE MEASUREMENTS
The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Level 1	Level 2	Level 3	Total

	(In thousands)
Commodity swaps	$—	$8,242	$—	$8,242
Interest rate derivatives	—	356	—	356
Total assets	$—	$8,598	$—	$8,598

Commodity swaps	$—	$3,984	$—	$3,984
Interest rate derivatives	—	426	—	426
Contingent liabilities	—	—	10,400	10,400
Total liabilities	$—	$4,410	$10,400	$14,810

	December 31, 2024
	Level 1	Level 2	Level 3	Total

	(In thousands)
Commodity swaps	$—	$1,869	$—	$1,869
Interest rate derivatives	—	504	—	504
Total assets	$—	$2,373	$—	$2,373

Commodity swaps	$—	$10,742	$—	$10,742
Interest rate derivatives	—	1,206	—	1,206
Contingent liabilities	—	—	4,700	4,700
Total liabilities	$—	$11,948	$4,700	$16,648
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
The Company recorded a contingent liability related to the Kings Landing Earn Out using Level 3 inputs, including projected spending and completion probability of the project. Refer to Note 16—Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further discussion related to the Kings Landing Earn Out contingent liability.

Long-term debt’s carrying value can vary from fair value. See Note 7—Debt and Financing Costs in the Notes to Condensed Financial Statements for further information. The carrying amounts reported on the Condensed Consolidated Balance Sheets for the Company’s remaining financial assets and liabilities approximate fair value due to their short-term nature. There were no transfers between Levels 1, 2 or 3 of the fair value hierarchy during the nine months ended September 30, 2025 and 2024.

12.    DERIVATIVES AND HEDGING ACTIVITIES
The Company is exposed to certain risks arising from both its business operations and economic conditions, and it enters into certain derivative contracts to manage exposure to these risks. To minimize counterparty credit risk in derivative instruments, the Company enters into transactions with high credit-rating counterparties. The Company did not elect to apply hedge accounting to these derivative contracts and recorded the fair value of the derivatives on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024.
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
As of September 30, 2025, the Company had 11 interest rate swap contracts with a notional amount of $1.18 billion that pays a fixed rate ranging from 3.02% to 4.18%. Of the 11 interest rate swap contracts, nine will reach maturity on December 31, 2025 and the remaining two will reach maturity on December 31, 2026. The fair value or settlement value of the consolidated interest rate swaps outstanding are presented on a gross basis on the Condensed Consolidated Balance Sheets. The following table presents the fair value of derivative assets and liabilities related to the interest rate swap contracts:

	September 30,	December 31,
	2025	2024

	(In thousands)
Derivative assets - current	$356	$504
Total derivative assets	$356	$504

Derivative liabilities - current	$94	$1,206
Derivatives liabilities - noncurrent	332	—
Total derivative liabilities	$426	$1,206
The Company recorded cash settlements and changes in fair value of the interest rate swap contracts in “Interest expense” in the Condensed Consolidated Statements of Operations. The following table presents interest rate swap derivative activities for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Realized gain on interest rate swaps	$750	$3,994	$406	$11,899
(Unfavorable) favorable fair value adjustment	$(29)	$(8,342)	$1,038	$9,129

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
During the past twelve months, the Company entered into multiple commodity swap contracts based on the OPIS NGL Mont Belvieu prices for ethane, propane and butane, the Waha Basis index, the HSC index and the NYMEX West Texas Intermediate Control index. These contracts are for various notional quantities of NGLs, natural gas and crude. Similarly, the Company has entered into various natural gas basis spread swaps and crude collars. These contracts are effective over the next 1 to 18 months and are used to hedge against location price risk of the respective commodities resulting from supply and demand volatility and protect cash flows against price fluctuations.
The following table presents detailed information of commodity swaps outstanding as of September 30, 2025 (in thousands, except volumes):

	September 30, 2025
Commodity	Unit	Notional Volume	Net Fair Value
Natural Gas	MMBtus	900,000	$38
NGL	Gallons	142,674,000	3,770
Crude	Bbl	712,800	3,259
Crude Collars	Bbl	18,400	155
Natural Gas Basis Spread Swaps	MMBtus	7,604,000	(2,964)
			$4,258
The fair value or settlement value of the outstanding swaps are presented on a gross basis on the Condensed Consolidated Balance Sheets. The following table presents the fair value of derivative assets and liabilities related to commodity swaps:

	September 30,	December 31,
	2025	2024

	(In thousands)
Derivative assets - current	$7,107	$1,804
Derivative assets - noncurrent	1,135	65
Total derivative assets	$8,242	$1,869

Derivative liabilities - current	$3,984	$8,805
Derivative liabilities - noncurrent	—	1,937
Total derivative liabilities	$3,984	$10,742
The Company recorded cash settlements and fair value adjustments on commodity swap derivatives in “Product revenue” in the Condensed Consolidated Statements of Operations. The following table presents commodity swap derivatives activities for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Realized gain (loss) on commodity swaps	$5,533	$(2,790)	$220	$(20,002)
(Unfavorable) favorable fair value adjustment	$(952)	$6,027	$13,351	$(18,067)

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
Class A Shares and Class C Shares
The table below summarizes Class A Share and Class C Share activities for the nine months ended September 30, 2025:

	Number of Shares	Weighted Avg Grant-Date Fair Market Value Per Unit
Outstanding and unvested shares at December 31, 2024	5,399,730	$28.89
Vested	2,359,102	31.18
Outstanding and unvested shares at September 30, 2025	3,040,628	$27.12
The table below summarizes aggregate intrinsic value (market value at vesting date) and grant-date fair value of vested Class A Shares for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Aggregate intrinsic value of vested Class A Shares	$—	$1,102	$134,139	$1,756
Grant-date fair value of vested Class A Shares	$—	$834	$73,545	$1,346
No vesting or forfeiture occurred for Class C Shares for the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025, there were $8.3 million of unrecognized compensation costs related to unvested Class A Shares and Class C Shares. These costs are expected to be recognized over a weighted average period of 0.42 years.
Restricted Stock Units
RSUs were granted to certain executives and employees under the Kinetik Holdings Inc. Amended and Restated 2019 Omnibus Compensation Plan (the “2019 Plan”) with various service vesting requirements. Such RSUs may be settled only for shares of Class A Common Stock on a one-for-one basis, contingent upon continued employment.
The table below summarizes RSUs activities for the nine months ended September 30, 2025:

	Number of Shares	Weighted Avg Grant-Date Fair Market Value Per Unit
Outstanding and unvested shares at December 31, 2024	698,595	$33.11
Granted	578,548	49.58
Vested	293,944	46.40
Forfeited	17,536	41.13
Outstanding and unvested shares at September 30, 2025(1)	965,663	$41.06
(1)The weighted average grant-date fair market value per unit of outstanding and unvested shares at September 30, 2025 includes modifications made during 2025.

The table below summarizes aggregate intrinsic value (market value at vesting date) and grant-date fair value of RSUs for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Aggregate intrinsic value of vested RSUs	$1,031	$387	$15,139	$11,469
Grant-date fair value of vested RSUs	$1,021	$372	$13,618	$11,243
As of September 30, 2025, there were $17.7 million of unrecognized compensation costs related to the RSUs. These costs are expected to be recognized over a weighted average period of 1.42 years.
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
The table below summarizes PSU activities for the nine months ended September 30, 2025:

	Number of Shares	Weighted Avg Grant-Date Fair Market Value Per Unit
Outstanding and unvested shares at December 31, 2024	198,703	$36.76
Granted	148,794	40.66
Outstanding and unvested shares at September 30, 2025(1)	347,497	$41.41
(1)The weighted average grant-date fair market value per unit of outstanding and unvested shares at September 30, 2025 includes modifications made during 2025.
No vesting or forfeiture occurred for PSUs for the three and nine months ended September 30, 2025 and 2024.
The table below presents a summary of the grant-date fair value assumptions used to value the PSUs granted during 2025:

March 2025
Grant-date fair value per unit	$42.10
Beginning average price	$55.95
Risk-free interest rate	3.93%
Volatility factor	33%
Expected term	2.82 years
As of September 30, 2025, there were $9.2 million of unrecognized compensation costs related to the PSUs. These costs are expected to be recognized over a weighted average period of 1.53 years.
With respect to the above Class A Shares, Class C Shares, RSUs and PSUs, the Company recorded compensation expenses of $14.2 million and $15.2 million for the three months ended September 30, 2025 and 2024, respectively, and $44.6 million and $52.9 million for the nine months ended September 30, 2025 and 2024, respectively. In addition, during the first nine months of 2025, the Company modified certain equity awards in connection with two key employees retiring from the Company. The modifications allowed for continued vesting of unvested equity awards that would have otherwise been forfeited upon the former employees’ retirement. As a result of the modifications, the Company is to recognize $2.9 million in additional stock-based compensation cost, which is amortized over the remaining term of respective equity awards.

14.    INCOME TAXES
The Company is subject to U.S. federal income tax and state taxes. Income tax expense included in the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2025	2024	2025	2024

	(In thousands)
Income before income taxes	$16,658	$91,914	$120,230	$249,270
Income tax expense	$1,109	$8,260	$11,003	$21,261
Effective tax rate	6.66%	8.99%	9.15%	8.53%
The effective tax rate for the three and nine months ended September 30, 2025 was lower than the statutory rate mainly due to the impact of tax attributable to noncontrolling interest related to the Common Unit limited partners.
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

15.    NET INCOME PER SHARE
The computation of basic and diluted net income per share for the periods presented in the Condensed Consolidated Financial Statements is shown in the tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands, except per share amounts)
Net income attributable to Class A common shareholders	$5,265	$25,763	$35,040	$74,505
Less: Net income available to participating unvested restricted Class A common shareholders(1)	(3,398)	(4,755)	(9,831)	(13,636)
Total net income attributable to Class A common shareholders	$1,867	$21,008	$25,209	$60,869

Weighted average shares outstanding - basic	61,866	59,811	61,256	59,116
Dilutive effect of unvested Class A common shares(2)	562	613	864	736
Weighted average shares outstanding - diluted(3)	62,428	60,424	62,120	59,852

Net income available per common share - basic	$0.03	$0.35	$0.41	$1.03
Net income available per common share - diluted	$0.03	$0.35	$0.41	$1.02
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

16.    COMMITMENTS AND CONTINGENCIES
Accruals for loss contingencies arising from claims, assessments, litigation, environmental and other sources are recorded when it is probable that a liability has been incurred, and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available, or circumstances change. As of September 30, 2025 and December 31, 2024, there were no accruals for loss contingencies.

Litigation
The Company is a party to various legal actions arising in the ordinary course of its business. In accordance with FASB ASC 450, Contingencies, the Company accrues reserves for outstanding lawsuits, claims and proceedings when a loss contingency is probable and can be reasonably estimated. The Company estimates the amount of loss contingencies using current available information from legal proceedings, advice from legal counsel and available insurance coverage. Due to the inherent subjectivity of the assessments and unpredictability of the outcomes of the legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the legal proceedings in question. There were no litigation-related accrued reserves as of September 30, 2025 and December 31, 2024.
The Company has entered into litigation with a third party to collect receivables totaling $11.6 million and is waiting on settlement of $8.0 million in outstanding vendor credits from another counterparty related to prior litigation the Company had previously entered into and subsequently dropped. These amounts remain outstanding from the Winter Storm Uri during February of 2021. Given the counterparties’ sufficient creditworthiness and the valid claims, we hold, no allowance has currently been established for these items as we have legally enforceable agreements with these parties.
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
As of the Durango Closing Date, the Company has become potentially liable for civil penalties related to excess emission violations of certain gas plants and compressor stations acquired. The Company recorded an initial liability of $24.0 million based on information related to the alleged violations available as of the Durango Closing Date. The estimated environmental matter-related liability was $24.0 million as of September 30, 2025 and December 31, 2024. The estimated environmental matter-related liability was classified as a noncurrent liability and included in “Other liabilities” in the Condensed Consolidated Balance Sheet as of September 30, 2025 as the Company expects the matter to be settled beyond the next 12 months.
Contingent Liabilities
Durango Acquisition
On June 24, 2024, the Company consummated the previously announced Durango Acquisition. Pursuant to the Durango MIPA, Durango (the “Seller”) is entitled to an earn out of up to $75.0 million in cash contingent upon the completion of the Kings Landing Project and placing it into service in Eddy County, New Mexico. This earn out is subject to reduction based on actual capital costs associated with the Kings Landing Project.
Upon closing, the Company evaluated the earn out consideration classification in accordance with ASC 480. The Company determined the earn out consideration to be classified as a liability based on the settlement provision. As of closing of the Durango Acquisition, the Company recorded an initial contingent liability based on the project’s completion probability and projected spend. The estimated contingent liability associated with the Kings Landing Project was $10.4 million and $4.7 million as of September 30, 2025 and December 31, 2024, respectively. The Company recorded a change in fair value of the contingent liability of $5.7 million in “Costs of sales (excluding depreciation and amortization)” in the Condensed Statement of Operations for the three and nine months ended September 30, 2025. This contingent liability was settled in late October.
Permian Gas Acquisition
As part of the acquisition of Permian Gas on June 11, 2019, consideration included a contingent liability arrangement with PDC Permian, Inc. (“PDC”). The arrangement requires additional monies to be paid by the Company to PDC on a per Mcf basis if the actual annual Mcf volume amounts exceed forecasted annual Mcf volume amounts starting in 2020 and continuing through 2029. The total monies paid under this arrangement are capped at $60.5 million and are payable on an annual basis over the earn out period. PDC’s actual annual Mcf volume did not exceed the incentive forecast volume during the past five years and is not expected to over the next four years; therefore, no contingent consideration liability is accrued as of September 30, 2025 and December 31, 2024.

17.    SEGMENTS
Midstream Logistics and Pipeline Transportation are our operating segments representing the Company’s segments for which discrete financial information are available and utilized on a regular basis by our CODM to make key operating decisions, assess performance and allocate resources. These segments represent strategic business units with differing products and services. No operating segments have been aggregated to form the reportable segments. Therefore, our two operating segments represent our reportable segments. The activities of each of our reportable segments from which the Company earns revenues and incurs expenses are described below:
•Midstream Logistics: The Midstream Logistics segment operates under three revenue streams, 1) gas gathering and processing, 2) crude oil gathering, stabilization and storage services and 3) produced water gathering and disposal.
•Pipeline Transportation: The Pipeline Transportation segment consists of equity investment interests in three Permian Basin pipelines that access various points along the U.S. Gulf Coast, Kinetik NGL Pipeline and Delaware Link Pipeline. The current operating pipelines transport crude oil, natural gas and NGLs.
Our Chief Executive Officer, who is the CODM, uses segment net income or loss including noncontrolling interest adjusted for interest, taxes, depreciation and amortization, gain or loss on disposal of assets and debt extinguishment, the proportionate EBITDA from our EMI pipelines, equity income and gain from sale of investments recorded using the equity method, share-based compensation expense, noncash increases and decreases related to commodity hedging activities, fair value adjustments to contingent liabilities, integration and transaction costs and extraordinary losses and unusual or non-recurring charges (“Segment Adjusted EBITDA”) to assess performance of each operating segment. For both segments, the CODM uses Segment Adjusted EBITDA to allocate resources. The CODM considers budget-to-actual and forecast-to-actual variances on a monthly basis for both measures when making decisions about allocating capital and personnel to the segments.
The Midstream Logistics segment accounts for more than 99% of the Company’s operating revenues, cost of sales (excluding depreciation and amortization), operating expenses and ad valorem expenses. The Pipeline Transportation segment contains all of the Company’s equity method investments, which contribute more than 92% of the segment’s adjusted EBITDA. Corporate and Other activities contain the Company’s executive and administrative functions, including more than 78% of the Company’s general and administrative expenses and all of the Company’s debt service costs.
The Company regularly provides management reports to the CODM that include cost of sales, operating, general and administrative expenses related to the segments, which are all considered to be significant.

The following tables present the Segment Adjusted EBITDA of the Company’s reportable segments and reconciliations of the segment profits to consolidated income before income tax expenses for the three and nine months ended September 30, 2025 and 2024:

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Elimination	Consolidated

For the three months ended September 30, 2025	(In thousands)
Revenue	$458,621	$2,325	$—	$—	$460,946
Other revenue	3,021	2	—	—	3,023
Intersegment revenue(2)	—	5,793	—	(5,793)	—
Total segment operating revenue	461,642	8,120	—	(5,793)	463,969
Costs of sales (excluding depreciation and amortization expense)	(236,001)	610	—	—	(235,391)
Intersegment costs of sales	(5,793)	—	—	5,793	—
Operating expenses(3)	(82,486)	(750)	—	—	(83,236)
General and administrative expenses	(6,610)	(241)	(23,245)	—	(30,096)
Proportionate EMI EBITDA	—	87,715	—	—	87,715
Other segment items(4)	20,606	—	19,067	—	39,673
Segment Adjusted EBITDA(5)	$151,358	$95,454	$(4,178)	$—	$242,634

Reconciliation of Segment Adjusted EBITDA to income before income taxes
Segment Adjusted EBITDA(5)	$151,358	$95,454	$(4,178)	$—	$242,634
Add back:
Other interest income	—	—	166	—	166
Equity in earnings of unconsolidated affiliates	—	58,289	—	—	58,289
Deduct:
Interest expense	37	—	61,684	—	61,721
Depreciation and amortization expenses	93,095	2,308	6	—	95,409
Contract assets amortization	1,744	—	—	—	1,744
Proportionate EMI EBITDA	—	87,715	—	—	87,715
Share-based compensation	—	—	14,229	—	14,229
Loss on disposal of assets, net	50	—	—	—	50
Commodity hedging unrealized loss	6,485	—	—	—	6,485
Contingent liabilities fair value adjustment	5,700	—	—	—	5,700
Integration costs	6,552	—	98	—	6,650
Acquisition / divestiture transaction costs	—	—	812	—	812
Other one-time costs or amortization	(12)	—	3,928	—	3,916
Income (loss) before income taxes	$37,707	$63,720	$(84,769)	$—	$16,658

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Elimination	Consolidated

For the three months ended September 30, 2024	(In thousands)
Revenue	$391,331	$2,192	$—	$—	$393,523
Other revenue	2,837	2	—	—	2,839
Intersegment revenue(2)	—	6,748	—	(6,748)	—
Total segment operating revenue	394,168	8,942	—	(6,748)	396,362
Costs of sales (excluding depreciation and amortization expense)	(144,648)	62	—	—	(144,586)
Intersegment costs of sales	(6,748)	—	—	6,748	—
Operating expenses(3)	(61,010)	(690)	—	—	(61,700)
General and administrative expenses	(6,542)	(409)	(22,668)	—	(29,619)
Proportionate EMI EBITDA	—	88,229	—	—	88,229
Other segment items(4)	(1,597)	—	18,594	—	16,997
Segment Adjusted EBITDA(5)	$173,623	$96,134	$(4,074)	$—	$265,683

Reconciliation of Segment Adjusted EBITDA to income before income taxes
Segment Adjusted EBITDA(5)	$173,623	$96,134	$(4,074)	$—	$265,683
Add back:
Other interest income	—	—	572	—	572
Gain on sale of equity method investment	—	29,953	—	—	29,953
Commodity hedging unrealized gain	8,817	—	—	—	8,817
Equity in earnings of unconsolidated affiliates	—	53,244	—	—	53,244
Deduct:
Interest expense	2,666	—	63,363	—	66,029
Depreciation and amortization expenses	85,273	2,305	5	—	87,583
Contract assets amortization	1,655	—	—	—	1,655
Proportionate EMI EBITDA	—	88,229	—	—	88,229
Share-based compensation	—	—	15,171	—	15,171
Contingent liabilities fair value adjustment	1,400	—	—	—	1,400
Integration costs	1,208	—	1,332		2,540
Acquisition transaction costs	—	—	31	—	31
Other one-time costs or amortization	1,657	—	2,060	—	3,717
Income (loss) before income taxes	$88,581	$88,797	$(85,464)	$—	$91,914

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Elimination	Consolidated

For the nine months ended September 30, 2025	(In thousands)
Revenue	$1,318,459	$7,162	$—	$—	$1,325,621
Other revenue	8,343	6	—	—	8,349
Intersegment revenue(2)	—	18,271	—	(18,271)	—
Total segment operating revenue	1,326,802	25,439	—	(18,271)	1,333,970
Costs of sales (excluding depreciation and amortization expense)	(615,624)	172	—	—	(615,452)
Intersegment costs of sales	(18,271)	—	—	18,271	—
Operating expenses(3)	(226,283)	(1,951)	—	—	(228,234)
General and administrative expenses	(18,731)	(901)	(72,300)	—	(91,932)
Proportionate EMI EBITDA	—	263,345	—	—	263,345
Other segment items(4)	14,870	—	59,017	—	73,887
Segment Adjusted EBITDA(5)	$462,763	$286,104	$(13,283)	$—	$735,584

Reconciliation of Segment Adjusted EBITDA to income before income taxes
Segment Adjusted EBITDA(5)	$462,763	$286,104	$(13,283)	$—	$735,584
Add back:
Other interest income	—	—	1,274	—	1,274
Gain on disposal of assets, net	15	—	—	—	15
Commodity hedging unrealized gain	13,131	—	—	—	13,131
Equity in earnings of unconsolidated affiliates	—	174,472	—	—	174,472
Deduct:
Interest expense	97	—	173,852	—	173,949
Depreciation and amortization expenses	274,903	6,924	18	—	281,845
Contract assets amortization	5,054	—	—	—	5,054
Proportionate EMI EBITDA	—	263,345	—	—	263,345
Share-based compensation	—	—	44,577	—	44,577
Loss on debt extinguishment	—	—	635	—	635
Contingent liabilities fair value adjustment	5,700	—	—	—	5,700
Integration costs	10,999	—	1,622	—	12,621
Acquisition / divestiture transaction costs	—	—	812	—	812
Other one-time costs or amortization	3,702	—	12,006	—	15,708
Income (loss) before income taxes	$175,454	$190,307	$(245,531)	$—	$120,230

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Elimination	Consolidated

For the nine months ended September 30, 2024	(In thousands)
Revenue	$1,082,236	$6,566	$—	$—	$1,088,802
Other revenue	8,122	289	—	—	8,411
Intersegment revenue(2)	—	19,288	—	(19,288)	—
Total segment operating revenue	1,090,358	26,143	—	(19,288)	1,097,213
Costs of sales (excluding depreciation and amortization expense)	(444,767)	(19)	—	—	(444,786)
Intersegment costs of sales	(19,288)	—	—	19,288	—
Operating expenses(3)	(159,455)	(2,223)	—	—	(161,678)
General and administrative expenses	(13,766)	(1,263)	(79,817)	—	(94,846)
Proportionate EMI EBITDA	—	262,553	—	—	262,553
Other segment items(4)	11,083	—	64,105	—	75,188
Segment Adjusted EBITDA(5)	$464,165	$285,191	$(15,712)	$—	$733,644

Reconciliation of Segment Adjusted EBITDA to income before income taxes
Segment Adjusted EBITDA(5)	$464,165	$285,191	$(15,712)	$—	$733,644
Add back:
Other interest income	—	—	1,459	—	1,459
Commodity hedging unrealized gain	1,935	—	—	—	1,935
Gain on sale of equity method investment	—	89,837	—	—	89,837
Equity in earnings of unconsolidated affiliates	—	169,668	—	—	169,668
Deduct:
Interest expense	5,273	—	162,272	—	167,545
Depreciation and amortization expenses	229,336	6,897	17	—	236,250
Contract assets amortization	4,965	—	—	—	4,965
Proportionate EMI EBITDA	—	262,553	—	—	262,553
Share-based compensation	—	—	52,868	—	52,868
Loss on disposal of assets, net	4,090	—	—	—	4,090
Loss on debt extinguishment	—	—	525	—	525
Contingent liabilities fair value adjustment	1,400	—	—	—	1,400
Integration costs	1,792	—	3,299	—	5,091
Acquisition transaction costs	—	—	3,538	—	3,538
Other one-time costs or amortization	4,048	—	4,400	—	8,448
Income (loss) before income taxes	$215,196	$275,246	$(241,172)	$—	$249,270
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
(4)Other segment items include certain other income items, share-based compensation, adjustments related to amortization of contract costs, fair value adjustments to contingent liabilities, commodity hedging unrealized gain or loss, integration costs, acquisition costs and other one-time costs or amortization.
(5)Segment Adjusted EBITDA is a non-GAAP measure; please see Key Performance Metrics in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, for a definition and reconciliation to the GAAP measure.

The following tables present other segment expenses that are not included in the segment profit measurements above for the three and nine months ended September 30, 2025 and 2024:

	Midstream Logistics	Pipeline Transportation	Corporate and Other (1)	Consolidated

For the three months ended September 30, 2025	(In thousands)
Income tax expenses	$—	$—	$1,109	$1,109
Capital expenditure(3)(4)	$171,824	$2	$—	$171,826

For the three months ended September 30, 2024
Income tax expenses	$—	$—	$8,260	$8,260
Capital expenditure(3)(4)	$60,053	$3,373	$—	$63,426

	Midstream Logistics	Pipeline Transportation	Corporate and Other (1)	Consolidated

For the nine months ended September 30, 2025	(In thousands)
Income tax expenses	$—	$—	$11,003	$11,003
Capital expenditure(3)(4)	$388,988	$245	$—	$389,233

For the nine months ended September 30, 2024
Income tax expenses	$—	$—	$21,261	$21,261
Capital expenditure(3)(4)	$158,171	$5,378	$—	$163,549

	September 30,	December 31,
	2025	2024

Total assets:	(In thousands)
Midstream Logistics	$4,706,271	$4,326,954
Pipeline Transportation(2)	2,231,968	2,270,403
Segment total assets	6,938,239	6,597,357
Corporate and other(1)	263,834	217,580
Total assets	$7,202,073	$6,814,937
(1)Corporate and Other activities represents those results that: (i) are not specifically attributable to an operating segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items. Items included here to reconcile operating segments profit and loss with the Company’s consolidated profit and loss.
(2)The Pipeline Transportation segment includes investments in unconsolidated affiliates of $2.09 billion and $2.12 billion as of September 30, 2025 and December 31, 2024, respectively.
(3)Excludes capital assets acquired in business combinations and included in the Midstream Logistic segment. See Note 2—Business Combinations in the Notes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.
(4)Excludes contributions or acquisitions made in the Company’s EMIs that are included in the Pipeline Transportation segment. See Note 6—Equity Method Investments in the Notes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

18.    SUBSEQUENT EVENTS
On October 31, 2025, the Company consummated the previously announced EPIC Sale with affiliates of Diamondback Energy, Inc (together with the Company, the “Sellers”) and affiliates of Plains All American Pipeline, L.P. (the “Buyer”) to sell, collectively, 55.5% outstanding interests in EPIC. The Company received $504.2 million of upfront cash consideration in exchange for its respective 27.5% interest in EPIC. In addition, the Company can receive approximately $96.0 million attributable to an earn out, payable upon the approval by the board of directors of the general partner of EPIC of one or more capital projects that achieve certain capacity expansion criteria.
On October 15, 2025, the Board declared a cash dividend of $0.78 per share on the Company’s Class A Common Stock payable to stockholders of record as of October 27, 2025 on October 31, 2025. The Company, through its ownership of the general partner of the Partnership, declared a distribution of $0.78 per Common Unit from the Partnership to the holders of Common Units, which was paid on October 31, 2025.
Subsequent to the quarter ended September 30, 2025, the Company repurchased 0.1 million shares of its outstanding Class A Common Stock for a total cost of $3.5 million. The Company has repurchased 4.1 million shares of its outstanding Class A Common Stock for a total cost of $176.0 million under its Repurchase Program, of which 4.1 million shares held as treasury stock was retired, year to date as of November 5, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses the results of our operations for the three and nine months ended September 30, 2025, as compared to our results of operations for the same period in 2024. Please read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report.

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
Our Operations and Segments
We have two reportable segments with revenue streams from various products and services. The Midstream Logistics segment operates under three revenue streams, 1) gas gathering and processing, 2) crude oil gathering, stabilization and storage services and 3) produced water gathering and disposal. The Pipeline Transportation segment consists of three EMI pipelines originating in the Permian Basin with various access points to the U.S. Gulf Coast, as well as Kinetik NGL and Delaware Link Pipelines. The pipelines transport natural gas, NGLs and crude oil within the Permian Basin and to the U.S. Gulf Coast.
Midstream Logistics
Gas Gathering and Processing. The Midstream Logistics segment provides gas gathering and processing services with over 4,300 miles of low and high-pressure steel pipeline located throughout the Delaware Basin, including over 2,300 miles of gas pipeline acquired through the Durango Acquisition, over 200 miles of gas pipeline acquired through the Barilla Draw Acquisition, and over 630,000 horsepower of compression capacity. Gas processing assets are centralized at eight processing complexes with total cryogenic processing capacity totaling over 2.4 Bcf/d.
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

Recent Developments
EPIC Sale
On August 30, 2025, Altus Midstream Processing LP, a Delaware limited partnership (“Altus”) and indirect subsidiary of the Company, Kinetik EC Holdco LLC, a Delaware limited liability company and indirect subsidiary of the Company (“Kinetik EC” and, together with Altus, the “Kinetik Sellers”), and, solely for the purposes set forth therein, Kinetik Holdings LP, a subsidiary of the Company, entered into a Purchase and Sale Agreement with Rattler Midstream Operating LLC, a Delaware limited liability company (“Rattler”), Rattler OMOG LLC, a Delaware limited liability company (“Rattler OMOG” together with Rattler, the “Diamondback Sellers” and, the Diamondback Sellers together with the Kinetik Sellers, the “Sellers”), Plains BK Holdco LLC, a Delaware limited liability company (“Buyer”), and, solely for the purposes set forth therein, each of Plains All American Pipeline, L.P., a Delaware limited partnership, and Rattler Midstream LP, a Delaware limited partnership, pursuant to which the Sellers have agreed to sell all of their respective partnership interests in EPIC, collectively representing 55% of the outstanding interests in EPIC, to Buyer for a total purchase price of approximately $1.8 billion (the “EPIC Sale”), consisting of approximately $1.6 billion of cash (subject to customary adjustments, including deductions for outstanding indebtedness) to be paid at closing (the “Purchase Price”) and an additional $192.5 million of contingent cash in the form of an earn out, payable upon the approval by the board of directors of the general partner of EPIC of one or more capital projects that achieve certain capacity expansion criteria (the “Earn Out”).
On October 31, 2025, the Company consummated the EPIC Sale and received $504.2 million of upfront cash consideration in exchange for its 27.5% interest in EPIC. In addition, the Company can receive approximately $96 million attributable to an earn out, payable upon the approval by the board of directors of the general partner of EPIC of one or more capital projects that achieve certain capacity expansion criteria.
Factors Affecting Our Business
Commodity Price Volatility
There has been, and we believe there will continue to be, volatility in commodity prices and in the relationships among NGLs, crude oil and natural gas prices. As a result of uncertainty around global commodity supply and demand, global geopolitical conflicts, foreign and domestic trade policies implemented by the Trump Administration and response thereto, and recent action by OPEC+, global oil and natural gas commodity prices continue to remain volatile. The volatility and uncertainty of natural gas, crude oil and NGL prices impact drilling, completion and other investment decisions by producers and ultimately supply to our systems. In addition, the instability of the international political environment and human and economic hardship resulting from the armed conflicts would have a highly uncertain impact on the U.S. economy, which in turn, might affect our business and operations adversely. Moreover, the impact of tariffs imposed by the Trump Administration and foreign governments is highly uncertain. Our product sales revenue is exposed to commodity price fluctuations. Therefore, commodity price decline and sustained periods of low natural gas, NGL, and condensate prices could have an adverse effect on our product revenue stream. The Company continues to monitor commodity prices closely and may enter into commodity price hedges to mitigate the volatility risk. In addition, the Company, when economically appropriate, enters into fee-based and NGL arbitrage arrangements that insulate the Company from commodity price volatility.
In addition, our business requires access to steel and other materials to construct and maintain our pipelines and other midstream assets. Imposition of, or increase in, tariffs on imports of steel or other materials, as well as corresponding price increases for such materials available domestically, could increase our construction costs and our costs to maintain our assets. The Company continues to monitor costs of materials used for capital expenditure and considers budget-to-actual and forecast-to-actual variances on a monthly basis to mitigate volatility risk. See Part II, Item 1A. Risk Factors for additional discussion.

Inflation and Interest Rates
The annual rate of inflation in the United States was 3.0% in September 2025 as measured by the Consumer Price Index. In light of the recent economic activity and labor market conditions, the Federal Open Market Committee (the “FOMC”) decided to lower the target range for the federal funds rate to 3.75% - 4.00 % during its meeting in October 2025. During the meeting, the FOMC noted that the economic activity has been expanding at a moderate pace; job gains have slowed, the unemployment rate has edged up but remains low, and inflation has moved up and remains somewhat elevated. The FOMC also noted that it remains attentive to the risks to both sides of its dual mandate, judges that downside risks to employment have risen in recent months and seeks to achieve maximum employment and inflation at the rate of 2.00%. The Company will continue to monitor the FOMC’s monetary policy and interest rate movement. Refer to Note 12—Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for additional discussion regarding our hedging strategies and objectives for interest rate risk.

Results of Operations
The following table presents the Company’s results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change

	(In thousands, except percentages)
Operating revenues:
Service revenue	$103,338	$103,100	—%	$343,918	$301,710	14%
Product revenue	357,608	290,423	23%	981,703	787,092	25%
Other revenue	3,023	2,839	6%	8,349	8,411	(1%)
Total operating revenues	463,969	396,362	17%	1,333,970	1,097,213	22%
Operating costs and expenses:
Cost of sales (excluding depreciation and amortization) (1)	235,391	144,586	63%	615,452	444,786	38%
Operating expenses	76,137	55,804	36%	207,785	143,278	45%
Ad valorem taxes	7,099	5,896	20%	20,449	18,400	11%
General and administrative expenses	30,096	29,619	2%	91,932	94,846	(3%)
Depreciation and amortization expenses	95,409	87,583	9%	281,845	236,250	19%
Loss (gain) on disposal of assets, net	50	—	100%	(15)	4,090	(100%)
Total operating costs and expenses	444,182	323,488	37%	1,217,448	941,650	29%
Operating income	19,787	72,874	(73%)	116,522	155,563	(25%)
Other income (expense):
Interest and other income	303	1,872	(84%)	3,820	2,272	68%
Loss on debt extinguishment	—	—	—%	(635)	(525)	21%
Gain on sale of equity method investment	—	29,953	(100%)	—	89,837	(100%)
Interest expense	(61,721)	(66,029)	(7%)	(173,949)	(167,545)	4%
Equity in earnings of unconsolidated affiliates	58,289	53,244	9%	174,472	169,668	3%
Total other (expense) income, net	(3,129)	19,040	(116%)	3,708	93,707	(96%)
Income before income taxes	16,658	91,914	(82%)	120,230	249,270	(52%)
Income tax expense	1,109	8,260	(87%)	11,003	21,261	(48%)
Net income including noncontrolling interest	$15,549	$83,654	(81%)	$109,227	$228,009	(52%)
(1)Costs of sales (excluding depreciation and amortization) is net of gas service fees totaling $88.3 million and $60.2 million for the three months ended September 30, 2025 and 2024, respectively, and $224.1 million and $159.4 million for the nine months ended September 30, 2025 and 2024, respectively, for certain volumes, where we act as principal.
NM - Not meaningful

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Revenues
For the three months ended September 30, 2025, revenue increased by $67.6 million, or 17%, to $464.0 million, compared to $396.4 million for the same period in 2024. The increase was primarily driven by higher product revenues related to higher NGL and condensate volumes sold.
Service
Service revenue for the three months ended September 30, 2025 was flat as compared to the same period in 2024. However, period-over-period gathered and processed gas volumes increased by 307.1 MMcf per day, or 15% and 188.6 MMcf per day, or 11%, respectively. As the total gathered and processed gas volumes where we function as the agent decreased period-over-period, the change in net gas gathering fees presented as revenues were flat versus the expected increase. Of the increase, Durango’s operations accounted for 45.3 MMcf per day and 102.1 MMcf per day of gathered and processed gas volume, respectively. Over 97% of service revenues are included in the Midstream Logistics segment for the three months ended September 30, 2025.
Product revenue
Product revenue for the three months ended September 30, 2025, increased by $67.2 million, or 23%, to $357.6 million, compared to $290.4 million for the same period in 2024, primarily driven by an increase in NGL and condensate volumes sold, partially offset by decreases in natural gas residue volumes sold and NGL and condensate prices. Period-over-period NGL and condensate volumes sold increased 2.4 million barrels, or 22%. The increase in volumes sold was partially offset by decreases in period-over-period NGL and condensate prices of $2.05 per barrel, or 10% and $8.87 per barrel, or 12%, respectively. Period-over-period natural gas residue volumes sold decreased 4.0 million MMBtu, or 21%, partially offset by an increase in natural gas prices of $0.64 per MMBtu, or 67%. Product revenues are included entirely in the Midstream Logistics segment.
Operating Costs and Expenses
Costs of sales (excluding depreciation and amortization)
Cost of sales (excluding depreciation and amortization) primarily consists of purchases of NGLs and natural gas from our producers at contracted market prices to support product sales to other third parties. For the three months ended September 30, 2025, cost of sales increased by $90.8 million, or 63%, to $235.4 million, compared to $144.6 million for the same period in 2024. The increase was primarily driven by the aforementioned period-over-period increases in NGL and condensate volumes sold and higher natural gas residue prices, partially offset by decreases in natural gas volumes sold and NGL and condensate prices. The increase was also driven by a fair value adjustment to the Kings Landing earn out contingent liability of $5.7 million. Costs of sales (excluding depreciation and amortization) is included in the Midstream Logistics segment.
Operating expenses
Operating expenses increased by $20.3 million, or 36%, to $76.1 million for the three months ended September 30, 2025, compared to $55.8 million for the same period in 2024. Of the total increase, $5.5 million was driven by Durango’s operations and the start-up of the Kings Landing plant, and $6.3 million was driven by Barilla Draw operations acquired in January 2025. The remaining increase was primarily driven by increases in utility costs of $8.4 million. Over 99% of operating expenses are included in the Midstream Logistics segment.
Depreciation and amortization expense
Depreciation and amortization expense increased by $7.8 million, or 9% to $95.4 million for the three months ended September 30, 2025, compared to $87.6 million for the same period in 2024. Of the total increase, $2.4 million was from the Barilla Draw Acquisition completed in January 2025. The remaining increase was driven by assets placed into service since the second quarter of 2024.

Other Income (Expenses)
Gain on sale of equity method investment
The gain on sale of equity method investment decreased by $30.0 million, or 100%, for the three months ended September 30, 2025, compared to the same period in 2024. The decrease was related to the GCX divestiture consummated in the second quarter of 2024 and the related earn out that was realized during the third quarter of 2024.
Income Tax Expense
Income tax expense decreased by $7.2 million, or 87% to $1.1 million for the three months ended September 30, 2025, compared to $8.3 million for the same period in 2024. The decrease is primarily driven by lower income before income taxes for the three months ended September 30, 2025
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Revenues
For the nine months ended September 30, 2025, revenue increased by $236.8 million, or 22%, to $1.33 billion, compared to $1.10 billion for the same period in 2024. The increase was primarily driven by higher service and product revenue from the Durango Acquisition completed in June 2024 and the Barilla Draw Acquisition completed in January 2025.
Service revenue
Service revenue for the nine months ended September 30, 2025, increased by $42.2 million, or 14%, to $343.9 million, compared to $301.7 million for the same period in 2024. The increase was primarily driven by higher period-over-period gas gathering fees of $37.4 million. Period-over-period gathered and processed gas volumes increased 376.8 MMcf per day, or 20% and 210.8 MMcf per day, or 13%, respectively. Of the increase, Durango’s operations accounted for 170.4 MMcf per day and 161.0 MMcf per day of gathered and processed gas volume, respectively. Over 97% of service revenues are included in the Midstream Logistics segment for the nine months ended September 30, 2025.
Product revenue
Product revenue for the nine months ended September 30, 2025, increased by $194.6 million, or 25%, to $981.7 million, compared to $787.1 million for the same period in 2024, primarily due to increased NGL and condensate volumes sold and increased natural gas residue prices. Period-over-period NGL and condensate volumes sold increased 9.5 million barrels, or 32%, of which, Durango’s operations accounted for 3.4 million barrels, partially offset by decreases in NGL and condensate prices of $1.53 per barrel, or 7% and $8.70 per barrel, or 12%, respectively. The increase in product revenue was also driven by period-over-period increases in natural gas residue prices of $0.74 per MMBtu, or 58%, partially offset by a decrease in period-over-period natural gas residue volumes sold of 8.3 million MMBtu, or 18%. Product revenues are included entirely in the Midstream Logistics segment.
Operating Costs and Expenses
Costs of sales (excluding depreciation and amortization)
Cost of sales (excluding depreciation and amortization) primarily consists of purchases of NGLs and natural gas from our producers at contracted market prices to support product sales to other third parties. For the nine months ended September 30, 2025, cost of sales increased by $170.7 million, or 38%, to $615.5 million, compared to $444.8 million for the same period in 2024. As discussed above, the increase was primarily driven by period-over-period increases in NGL and condensate volumes sold and higher natural gas residue prices, partially offset by decreases in NGL and condensate prices and natural gas residue volumes sold. The increase was also driven by a fair value adjustment to Kings Landing earn out contingent liability of $5.7 million. Over 100% of cost of sales (excluding depreciation and amortization) is included entirely in the Midstream Logistics segment.

Operating expenses
Operating expenses increased by $64.5 million, or 45%, to $207.8 million for the nine months ended September 30, 2025, compared to $143.3 million for the same period in 2024. Of the total increase, $33.2 million was driven by Durango’s operations that were acquired in late June 2024, which had a full nine months of operations in 2025 compared to one quarter of operations in the same period in 2024, and $16.0 million was driven by the Barilla Draw operations acquired in January 2025. The remaining increase was primarily driven by increases in utility costs of $14.2 million. Over 99% of operating expenses are included in the Midstream Logistics segment.
Depreciation and amortization expense
Depreciation and amortization expense increased by $45.6 million, or 19%, to $281.8 million for the nine months ended September 30, 2025, compared to $236.3 million for the same period in 2024. Of the total increase, $26.8 million was driven by the Durango Acquisition that was completed in late June 2024 and $7.2 million is from the Barilla Draw Acquisition completed in January 2025. The remaining increase of $11.6 million was driven by assets placed in service since the second quarter of 2024.
Other Income (Expenses)
Gain on sale of equity method investments
Gain on sale of equity method investment decreased by $89.8 million, or 100%, for the nine months ended September 30, 2025, compared to the same period in 2024. The decrease was related to the GCX divestiture, which was consummated in the second quarter of 2024.
Interest expense
Interest expense increased by $6.4 million, or 4%, to $173.9 million for the nine months ended September 30, 2025, compared to $167.5 million for the same period in 2024. The increase in interest expense was primarily driven by a decrease in net realized and unrealized gains on interest rate swaps totaling $8.1 million and an increase in interest expenses of $5.2 million due to higher outstanding debt balances. The increase was partially offset by an increase in capitalized interest of $7.4 million related to the Kings Landing Project. Refer to Note—12 Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements regarding the Company’s strategy in managing interest rate risk.
Income Tax Expense
Income tax expense decreased by $10.3 million, or 48% to $11.0 million for the nine months ended September 30, 2025, compared to $21.3 million for the same period in 2024. The decrease is primarily driven by lower income before income taxes for the nine months ended September 30, 2025.

Key Performance Metrics
Adjusted EBITDA
Adjusted EBITDA is defined as net income including noncontrolling interest adjusted for interest, taxes, depreciation and amortization, gain or loss on disposal of assets and debt extinguishment, the proportionate EBITDA from our EMI pipelines, equity income and gain from sale of investments recorded using the equity method, share-based compensation expense, noncash increases and decreases related to commodity hedging activities, fair value adjustments to contingent liabilities, integration and transaction costs and extraordinary losses and unusual or non-recurring charges. Adjusted EBITDA provides a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change

	(In thousands, except percentages)
Reconciliation of net income including noncontrolling interest to Adjusted EBITDA
Net income including noncontrolling interest	$15,549	$83,654	(81%)	$109,227	$228,009	(52%)
Add back:
Interest expense	61,721	66,029	(7%)	173,949	167,545	4%
Income tax expense	1,109	8,260	(87%)	11,003	21,261	(48%)
Depreciation and amortization expenses	95,409	87,583	9%	281,845	236,250	19%
Amortization of contract costs	1,744	1,655	5%	5,054	4,965	2%
Proportionate EMI EBITDA	87,715	88,229	(1%)	263,345	262,553	—%
Share-based compensation	14,229	15,171	(6%)	44,577	52,868	(16%)
Loss (gain) on disposal of assets, net	50	—	100%	(15)	4,090	(100%)
Loss on debt extinguishment	—	—	—%	635	525	21%
Commodity hedging unrealized loss	6,485	—	100%	—	—	—%
Contingent liability fair value adjustment	5,700	1,400	NM	5,700	1,400	NM
Integration costs	6,650	2,540	162%	12,621	5,091	148%
Acquisition / divestiture transaction costs	812	31	NM	812	3,538	(77%)
Other one-time cost or amortization	3,916	3,717	5%	15,708	8,448	86%
Deduct:
Interest income	166	572	(71%)	1,274	1,459	(13%)
Commodity hedging unrealized gain	—	8,817	(100%)	13,131	1,935	NM
Gain on sale of equity method investment	—	29,953	(100%)	—	89,837	(100%)
Equity in earnings of unconsolidated affiliates	58,289	53,244	9%	174,472	169,668	3%
Adjusted EBITDA	$242,634	$265,683	(9%)	$735,584	$733,644	—%
NM - not meaningful
For the three months ended September 30, 2025, Adjusted EBITDA decreased by $23.0 million, or 9%, to $242.6 million, compared to $265.7 million for the same period in 2024. As discussed in Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Quarterly Report, the decrease was primarily driven by increased cost of sales (excluding depreciation and amortization), operating expenses, ad valorem taxes and general and administrative expense totaling $112.8 million, partially offset by an increase in operating revenue of $67.6 million. Further offsetting the increases in expenses were period over period net changes in unrealized gain / loss in commodity hedging activities of $15.3 million, and higher fair value adjustments to contingent liabilities of $4.3 million.

Adjusted EBITDA increased by $1.9 million, to $735.6 million for the nine months ended September 30, 2025, compared to $733.6 million for the same period in 2024. As discussed in Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Quarterly Report Form 10-Q, the increase was due to increased total operating revenue of $236.8 million, offset by increased cost of sales (excluding depreciation and amortization), operating expenses, ad valorem taxes and general and administrative expenses totaling $234.3 million. The increase was also driven by increases related to integration, transaction and other one-time costs or amortization of $12.1 million and higher fair value adjustments to contingent liabilities of $4.3 million, partially offset by a decrease in stock based compensation of $8.3 million and an increase in unrealized gain in commodity hedging activities of $11.2 million.
Segment Adjusted EBITDA
Segment Adjusted EBITDA is defined as segment net income or loss including noncontrolling interest adjusted for interest, taxes, depreciation and amortization, gain or loss on disposal of assets and debt extinguishment, the proportionate EBITDA from our EMI pipelines, equity income and gain from sale of investments recorded using the equity method, share-based compensation expense, noncash increases and decreases related to commodity hedging activities, integration and transaction costs and extraordinary losses and unusual or non-recurring charges. The following table presents Segment Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024. Also refer to Note 17—Segments in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for a reconciliation of Segment Adjusted EBITDA to net income before income taxes.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change

	(In thousands, except percentages)
Midstream Logistics	$151,358	$173,623	(13%)	$462,763	$464,165	—%
Pipeline Transportation	95,454	96,134	(1%)	286,104	285,191	—%
Corporate and Other(1)	(4,178)	(4,074)	3%	(13,283)	(15,712)	(15%)
Total Segment Adjusted EBITDA	$242,634	$265,683	(9%)	$735,584	$733,644	—%
(1)Corporate and Other represents those results that: (i) are not specifically attributable to a reportable segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items.
Midstream Logistics Segment Adjusted EBITDA decreased by $22.3 million, or 13%, to $151.4 million for the three months ended September 30, 2025, compared to $173.6 million for the same period in 2024. The decrease was primarily due to increased cost of sales (excluding depreciation and amortization), operating expenses, ad valorem taxes and general and administrative expenses of $111.9 million, partially offset by an increase in total operating revenue of $67.5 million. Further offsetting the increases in expenses were period over period net changes in unrealized gain / loss in commodity hedging activities of $15.3 million, and higher fair value adjustments to contingent liabilities of $4.3 million. The reasons for the fluctuations are discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Quarterly Report on Form 10-Q.
Midstream Logistics Segment Adjusted EBITDA decreased by $1.4 million, to $462.8 million for the nine months ended September 30, 2025, compared to $464.2 million for the same period in 2024. The decrease was primarily due to increased cost of sales (excluding depreciation and amortization), operating expenses, ad valorem taxes and general and administrative expenses of $241.6 million, partially offset by increased total operating revenue of $236.4 million. Further offsetting the increases in expenses were higher fair value adjustments to contingent liabilities fair of $4.3 million and higher integration, transaction and other one-time costs or amortization of $8.9 million, partially offset by an increase in unrealized gains in commodity hedging activities of $11.2 million. The reasons for the fluctuations are discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Quarterly Report on Form 10-Q.
Pipeline Transportation Segment Adjusted EBITDA was $95.5 million and $286.1 million for the three and nine months ended September 30, 2025, respectively, which were consistent with the corresponding 2024 periods.

Contractual Obligations
We have contractual obligations for principal and interest payments on our 2028 Notes, 2030 Notes, and under the Term Loan Credit Agreement, the Revolving Credit Agreement and the Amended A/R Facility. See Note 7—Debt and Financing Costs in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Under certain clauses of our transportation services agreements with third party pipelines to transport natural gas and NGLs, if we fail to ship a minimum throughput volume, then we will pay certain deficiency payments for transportation based on the volume shortfall up to the MVC amount.

Liquidity and Capital Resources
The Company’s primary use of capital since inception has been for the initial construction of gathering and processing assets, as well as the acquisition of businesses and EMI pipelines and associated subsequent construction costs. For 2025, the Company’s primary spending requirements are related to business acquisitions and other budgeted capital expenditures for the construction and maintenance of gathering and processing assets, the Company’s contractual debt obligations, quarterly cash dividends and repurchases of its Class A Common Stock pursuant to the Repurchase Program from time to time.
During the nine months ended September 30, 2025, the Company’s primary sources of cash were distributions from the EMI pipelines, borrowings under the revolving credit facility and A/R Facility, and cash generated from operations. Based on the Company’s current financial plan, the Company believes that cash from operations and distributions from the EMI pipelines and remaining borrowing capacity on our credit facilities will generate cash flows in excess of capital expenditures and the amount required to fund the Company’s planned quarterly dividend over the next 12 months. The following table presents a summary of the Company’s key liquidity indicators at the dates presented:
Liquidity

	September 30, 2025
(In thousands)	Total Capacity	Outstanding Borrowings	Letters of Credit	Available Borrowing Capacity
A/R Facility	$250,000	$178,600	$—	$71,400
Revolving Line of Credit	1,600,000	783,000	12,600	804,400
Total	$1,850,000	$961,600	$12,600	$875,800
Cash and cash equivalents				7,737
Total liquidity				$883,537

	December 31, 2024
(In thousands)	Total Capacity	Outstanding Borrowings	Letters of Credit	Available Borrowing Capacity
A/R Facility	$150,000	$140,200	$—	$9,800
Revolving Line of Credit	1,250,000	590,000	12,600	647,400
Total	$1,400,000	$730,200	$12,600	$657,200
Cash and cash equivalents				3,606
Total liquidity				$660,806
Long-term Financing
From time to time, we issue long-term debt. Our senior unsecured notes are fixed rate borrowings; however, we have some exposure to the risk of changes in interest rates, primarily as a result of the variable rate borrowings under the term loan, revolving credit facilities and the A/R Facility. We use interest rate swaps to mitigate the impact of changes in interest rates on cash flows. See Note 12—Derivatives and Hedging Activities in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report for detailed discussion.
As of September 30, 2025, we had $1.05 billion of our 6.625% senior unsecured notes due 2028 and $1.00 billion of our 5.875% senior unsecured notes due 2030 outstanding.

On May 30, 2025, the Partnership entered into the Term Loan Credit Agreement. The proceeds were used to repay and terminate the 2022 Term Loan Credit Agreement. As of September 30, 2025, we had an outstanding borrowing of $1.15 billion under the Term Loan Credit Agreement.
Revolving Credit Agreement
On May 30, 2025, the Partnership entered into the Revolving Credit Agreement. The Revolving Credit Agreement provides for a $1.60 billion senior unsecured revolving credit facility, which includes a $200.0 million sublimit for the issuance of letters of credit, and a $300.0 million sublimit for swingline loans.
All borrowings under the Revolving Credit Agreement mature on May 30, 2030, unless such maturity date is adjusted in accordance with the Revolving Credit Agreement. As of September 30, 2025, we had an outstanding borrowing of $783.0 million and remaining borrowing capacity of $804.4 million.
A/R Facility
On April 1, 2025, the Partnership entered into an amendment to its A/R Facility to, among other things, increase the facility limit to $250.0 million and extend the scheduled termination date to March 31, 2026. As of September 30, 2025, we had an outstanding borrowing of $178.6 million and remaining borrowing capacity of $71.4 million.
Capital Requirements and Expenditures
Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational regulations. During the nine months ended September 30, 2025 and 2024, capital spending for property, plant and equipment totaled $358.4 million and $155.8 million, respectively, intangible asset purchases totaled $30.9 million and $7.7 million, respectively, and contributions to EMI totaled $1.2 million and $3.3 million, respectively. The increase in capital spending was mainly related to the Kings Landing Project, which was completed in the third quarter of 2025. Management believes its existing gathering, processing and transmission infrastructure capacity and future planned projects are capable of fulfilling its midstream contracts to service its customers.
The Company anticipates its existing capital resources will be sufficient to fund future capital expenditures for EMI pipelines and the Company’s existing infrastructure assets over the next 12 months. For further information on EMIs, refer to Note 6—Equity Method Investments in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Cash Flow
The following tables present cash flows from operating, investing and financing activities during the periods presented:

	Nine Months Ended September 30,
	2025	2024

	(In thousands)
Cash provided by operating activities	$494,030	$493,356
Cash used in investing activities	$(562,930)	$(65,909)
Cash provided by (used in) financing activities	$73,031	$(411,519)
Operating activities. Net cash provided by operating activities increased by $0.7 million for the nine months ended September 30, 2025, compared with the same period in 2024. The change in the operating cash flows reflected (i) a decrease in net income including noncontrolling interest of $118.8 million; (ii) an increase in adjustments related to non-cash items of $80.8 million, which was mainly driven by a decrease in gain related to sale of equity method investment of $89.8 million and an increase in depreciation and amortization expense of $45.6 million, partially offset by a decrease in distributions from unconsolidated affiliates of $18.5 million, and a favorable derivative fair value adjustment of $14.4 million compared to an unfavorable derivative fair value adjustment of $8.9 million in the same period in 2024; and (iii) an increase in working capital of $38.6 million.

Investing activities. Net cash used in investing activities increased by $497.0 million for the nine months ended September 30, 2025 to $562.9 million, compared to $65.9 million used in the same period in 2024. The increase was primarily driven by proceeds from the sale of GCX in 2024 that totaled $524.4 million and offset almost all of 2024’s capital investment expenditures. Additionally, we incurred higher capital spending for property, plant and equipment of $202.5 million and intangible assets of $23.1 million, mainly related to the Kings Landing Project, partially offset by a decrease in cash used in business and EMI acquisitions of $251.1 million.
Financing activities. Net cash provided by financing activities was $73.0 million for the nine months ended September 30, 2025, which was primarily comprised of net proceeds from the issuance of long-term debt, revolving credit facility and A/R Facility of $619.3 million, partially offset by cash dividends of $373.8 million paid to the holders of Class A Common Stock and Common Units and cash paid to repurchase Class A Common Stock totaling $172.6 million, compared with net cash used in financing activities of $411.5 million for the nine months ended September 30, 2024, which was primarily comprised of net payments to the Company’s long-term debt, revolving credit facility and A/R Facility of $138.6 million and cash dividends of $272.9 million paid to the holders of Class A Common Stock and Common Units.
Dividend
During the nine months ended September 30, 2025, the Company made cash dividend payments of $373.8 million to holders of Class A Common Stock and Common Units and $1.1 million was reinvested in shares of Class A Common Stock by the Reinvestment Holders.
On October 15, 2025, the Board declared a cash dividend of $0.78 per share on the Company’s Class A Common Stock which became payable to stockholders on October 31, 2025. The Company, through its ownership of the general partner of the Partnership, declared a distribution of $0.78 per Common Unit from the Partnership to the holders of Common Units, which became payable on October 31, 2025. As described in these Condensed Consolidated Financial Statements, as the context requires, dividends paid to holders of Class A Common Stock and distributions paid to holders of Common Units may be referred to collectively as “dividends.”
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
During the three and nine months ended September 30, 2025, the Company repurchased 2.4 million shares at a total cost of $100.0 million and 4.0 million shares at a total cost of 172.6 million, respectively. Furthermore, during the third quarter of 2025, the Company retired the entirety of the 4.0 million shares held as treasury stock. There was $321.7 million available under the Repurchase Program as of September 30, 2025.

Off-Balance Sheet Arrangements
As of September 30, 2025, there were no off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosure About Market Risk
The Company is exposed to various market risks, including the effects of adverse changes in commodity prices and credit risk as described below. The Company continually monitors its market risk exposure, including the impact and developments related to global geopolitical issues, foreign and domestic trade policies under the Trump Administration and response thereto and monetary policy addressing the interest rate and inflation trend, which continued to have significant impact on volatility and uncertainties in the financial markets during 2025.
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
Interest Rate Risk
As of September 30, 2025, the Company had $2.11 billion of floating rate debt outstanding. A hypothetical 1.0% change in interest rates would result in a maximum potential change to interest expense by approximately $21.1 million for the Revolving Credit Agreement, the Term Loan Credit Agreement and the Amended A/R Facility annually. Refer to Note 12—Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional discussion regarding our related hedging strategies and objectives.
Credit Risk
There have been no material changes in the Company’s credit risk exposure that would affect the quantitative or qualitative disclosures presented as of December 31, 2024, in Part II, Item 7A in our 2024 Form 10-K filed on March 3, 2025.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of September 30, 2025, pursuant to Rule 13a-15(b) of the Exchange Act, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting and Administrative Officer, who serves as the principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Accounting and Administrative Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of September 30, 2025.
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
Change in Internal Control over Financial Reporting
Except as described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Our business requires access to steel and other materials to construct and maintain our pipelines and other midstream assets. Imposition of, or increase in, tariffs on imports of steel or other materials, as well as corresponding price increases for such materials available domestically, could increase our construction costs and our costs to maintain our assets. To the extent that we are unable to pass all or any such cost increases on to our customers, such cost increases could adversely affect our returns on investment. Higher material costs could also diminish our ability to develop new projects at acceptable returns, particularly during times of economic uncertainty, and limit our ability to pursue growth opportunities.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchase of Class A Common Stock

Period	Total Number of Shares Purchased(1)	Average Price per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans (in thousands)(1)
July 1 to July 31, 2025	2,131,547	$42.10	2,131,547	$331,949
August 1 to August 31, 2025	240,789	$42.61	240,789	$321,689
September 1 to September 30, 2025	—	$—	—	$321,689
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

ITEM 5. OTHER INFORMATION
Trading Arrangements
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

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

10.2***	–
Purchase and Sale Agreement, dated as of August 30, 2025, by and among Altus Midstream Processing LP, Kinetik EC Holdco LLC, Rattler Midstream Operating LLC, Rattler OMOG LLC, Plains BK Holdco LLC and, solely for the purposes set forth therein, each of Kinetik Holdings LP, Rattler Midstream LP and Plains All American Pipeline, L.P. (incorporated by reference Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 30, 2025).

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
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Equity and Noncontrolling Interests and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

KINETIK HOLDINGS INC.

Dated:	November 6, 2025	/s/ Jamie Welch
Jamie Welch
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated:	November 6, 2025	/s/ Steven Stellato
Steven Stellato
Executive Vice President, Chief Accounting and Chief Administrative Officer
(Principal Financial Officer and Principal Accounting Officer)