Form 10-K
period 2025-12-31
Kinetik Holdings Inc.
filed 2026-02-26
CIK 1692787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2025 (in billions)	$1.97
Number of shares of registrant’s Class A Common Stock, $0.0001 issued and outstanding as of February 20, 2026	64,590,736
Number of shares of registrant’s Class C Common Stock, $0.0001 issued and outstanding as of February 20, 2026	97,557,604
Documents Incorporated By Reference
Portions of registrant’s proxy statement relating to registrant’s 2026 annual meeting of stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

GLOSSARY OF TERMS
The following are abbreviations and definitions of certain terms which may be used in this Annual Report on Form 10-K (“Annual Report”) and certain terms which are commonly used in the exploration, production and midstream sectors of the oil and natural gas industry:
•A/R Facility. Accounts Receivable Securitization Facility
•ASC. Accounting Standards Codification
•ASU. Accounting Standards Updates
•Bbl. One stock tank barrel of 42 United States (“U.S.”) gallons liquid volume used herein in reference to crude oil, condensate or natural gas liquids
•Bcf. One billion cubic feet
•Bcf/d. One Bcf per day
•Breviloba. Breviloba, LLC
•Btu. One British thermal unit, which is the quantity of heat required to raise the temperature of a one-pound mass of water by one degree Fahrenheit
•CODM. Chief Operating Decision Maker
•Delaware Basin. Located on the western section of the Permian Basin. The Delaware Basin covers a 6.4 million acre area
•EBITDA. Earnings before interest, taxes, depreciation, and amortization
•EMI or EMIs. Equity Method Investment(s)
•EPIC. Epic Crude Holdings, LP
•FASB. Financial Accounting Standards Board
•FOMC. Federal Open Market Committee
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
•IRC. Internal Revenue Code
•MBbl. One thousand barrels of crude oil, condensate or NGLs
•MBbl/d. One MBbl per day
•Mcf. One thousand cubic feet of natural gas
•Mcf/d. One Mcf per day
•MMBtu. One million British thermal units
•MMcf. One million cubic feet of natural gas
•MMcf/d. One MMcf per day
•MVC. Minimum volume commitments
•NGL or NGLs. Natural gas liquids. Hydrocarbons found in natural gas, which may be extracted as liquefied petroleum gas and natural gasoline
•PHP. Permian Highway Pipeline, LLC
•Throughput. The volume of crude oil, natural gas, NGLs, water and refined petroleum products transported or passing through a pipeline, plant, terminal or other facility during a particular period
•SEC. United States Securities and Exchange Commission
•SOFR. Secured Overnight Financing Rate

FORWARD-LOOKING STATEMENTS AND RISKS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this Annual Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “might,” “outlook,” “possibly,” “potential,” “prospect,” “should,” “would,” or similar terminology, but the absence of these words does not mean that a statement is not forward looking. Although we believe that the expectations reflected in such forward-looking statements are reasonable under the circumstances, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, assumptions about:
•our ability to integrate operations or realize any anticipated benefits, savings or growth of business combinations. See Note 3 — Business Combinations in the Notes to our Consolidated Financial Statements set forth in this Annual Report;
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
•general economic and political conditions, including interest rates, inflation, the global geopolitical conflicts, foreign and domestic trade policies under the Trump Administration and other factors; and
•other factors disclosed under Part I—Item 1A—Risk Factors, Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in this Annual Report.

Other factors or events that could cause the actual results of Kinetik Holdings, Inc. (the “Company” or “Kinetik”) to differ materially from the Company’s expectations may emerge from time to time, and it is not possible for the Company to predict all such factors or events. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. All forward-looking statements speak only as of the date of this Annual Report. Except as required by law, the Company disclaims any obligation to update or revise its forward-looking statements, whether based on changes in internal estimates or expectations, new information, future developments, or otherwise.
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
•The Company’s construction of new midstream assets may not be completed on schedule, at the budgeted cost or at all, may not operate as designed or at the expected levels, or may be subject to new or additional regulatory, environmental, political, contractual, legal and economic risks.
•The Company’s business involves many hazards and operational risks, some of which may not be fully covered by insurance.
•A shortage of equipment and skilled labor could reduce equipment availability and labor productivity and increase labor and equipment costs.
Environmental and Regulatory Risks Related to the Company
•The Company operates in a highly regulated environment and its business and profitability could be adversely affected by actions by governmental entities, changes to current laws or regulations, or a failure to comply with laws or regulations.
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
•Increased attention to sustainability-related matters and conservation measures may adversely impact the Company’s business.
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
•Our business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments.
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
v

PART I
ITEMS 1 and 2. BUSINESS AND PROPERTIES
Overview
We are an integrated midstream energy company in the Permian Basin providing comprehensive gathering, transportation, compression, processing and treating services. Our core capabilities include a variety of service offerings including natural gas gathering, transportation, compression, treating and processing; NGLs stabilization and transportation; produced water gathering and disposal; and crude oil gathering, stabilization, storage and transportation. We have over 2.4 Bcf/d cryogenic natural gas processing capacity strategically located across Texas and New Mexico. As measured by processing capacity, we are the fourth largest natural gas processor in the Delaware Basin and fourth largest across the entire Permian Basin. In addition, we have equity interests in two long-term contracted pipelines transporting natural gas, NGLs, and crude oil from the Permian Basin to the U.S. Gulf Coast and Mexico markets.
Significant Transactions and Recent Developments
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
EPIC Sale
On October 31, 2025, the Company consummated the previously announced Purchase and Sale Agreement by and among Altus Midstream Processing LP, a Delaware limited partnership and indirect subsidiary of the Company, Kinetik EC Holdco LLC, a Delaware limited liability company and indirect subsidiary of the Company (“Kinetik Sellers”), with Rattler Midstream Operating LLC, a Delaware limited liability company (“Rattler”), Rattler OMOG LLC, a Delaware limited liability company (“Rattler OMOG” together with Rattler, the “Diamondback Sellers” and, the Diamondback Sellers together with the Kinetik Sellers, the “Sellers”), Plains BK Holdco LLC, a Delaware limited liability company (“Buyer”), and, solely for the purposes set forth therein, each of Plains All American Pipeline, L.P., a Delaware limited partnership, Rattler Midstream LP, a Delaware limited partnership and Kinetik Holdings LP, a Delaware limited partnership, pursuant to which the Sellers agreed to sell all of their respective partnership interests in EPIC, collectively representing 55% of the outstanding interests in EPIC, to Buyer for a total purchase price of approximately $1.76 billion (the “EPIC Sale”). The Company received $504.2 million of upfront cash consideration in exchange for its 27.5% interest in EPIC. The Company recognized a net gain of $415.4 million for the year ended December 31, 2025 in relation to this transaction. In addition, the Company may receive approximately $96.0 million attributable to an earnout, payable upon the approval by the board of directors of the general partner of EPIC of one or more capital projects that achieve certain capacity expansion criteria. Refer to Note 7—Equity Method Investments in the Notes to our Consolidated Financial Statements in this Annual Report Form 10-K for further information.
Financing Activities
On March 14, 2025, the Company and Kinetik Holdings LP (the “Partnership”) completed a private placement of $250.0 million aggregate principal amount of the Partnership’s 6.625% Sustainability-Linked Senior Notes due 2028 (the “New 2028 Notes”) at 101.25% of par. The New 2028 Notes were issued as additional notes under the indenture dated as of December 6, 2023, as may be supplemented from time to time (the “Indenture”), pursuant to which the Partnership has previously issued $800.0 million aggregate principal amount of 6.625% Sustainability-Linked Senior Notes due 2028 (the “Existing Notes” and together with the New 2028 Notes, the “2028 Notes”).
On April 1, 2025, the Partnership entered into an amendment to its accounts receivable securitization facility dated April 2, 2024 (as amended, the “Amended A/R Facility”) to, among other things, increase the facility limit to $250.0 million and extend the scheduled termination date to March 31, 2026.

On May 30, 2025, the Partnership entered into a term loan credit agreement, which provides for a $1.15 billion senior unsecured term loan (the “Term Loan”) maturing on May 30, 2028 (the “Term Loan Credit Agreement”), and a revolving credit agreement that provides for a $1.60 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”), which includes a $200.0 million sublimit for the issuance of letters of credit and a $300.0 million sublimit for swingline loans (such agreement, the “Revolving Credit Agreement”). All borrowings under the Revolving Credit Facility will mature on May 30, 2030, unless such maturity date is adjusted in accordance with the Revolving Credit Agreement. In connection with entry into the Term Loan Credit Agreement and the Revolving Credit Agreement, the Company repaid all outstanding borrowings under and extinguished (1) the 2022 term loan credit agreement, dated June 8, 2022 (the “2022 Term Loan Credit Agreement”) and (2) the 2022 revolving credit agreement, dated June 8, 2022 (the “2022 Revolving Credit Agreement”). The Company recorded a loss on debt extinguishment of $0.6 million for the extinguishment of these existing credit facilities.
Organizational Structure
The Company is a holding company, whose significant assets are ownership of the non-economic general partner interest and an approximate 40% limited partner interest in the Partnership. As the owner of the non-economic general partner interest in the Partnership, the Company is responsible for all related operational, management and administrative decisions and consolidates the results of the Partnership and its subsidiaries. The Company also owns equity interests in two Permian Basin pipelines that have access to various points along the U.S. Gulf Coast and Mexico markets. The Company’s operations are strategically located in the heart of the Delaware Basin in the Permian and the Company’s operational headquarters is located at 303 Veterans Airpark Lane in Midland, Texas 79705. The Company’s corporate office is located at 2700 Post Oak Boulevard, Suite 300, Houston, Texas 77056. The following chart summarizes our organizational structure as of December 31, 2025. For simplicity, certain entities and ownership interests have not been depicted.

Industry Overview
The following diagram illustrates the Company’s primary operations along the midstream value chain:

1
2
2
3
Crude Oil and Condensate to Sales
4
6
Natural Gas Liquids to Sales
Produced Water to Saltwater Disposal Well
5
7
8
Acid Gas Injection
11
9
14a
14b
10
12
14c
13
14d

■ **Production**
1. Drilling and Well Completion
2. Producing Wells

● **Gas Gathering & Compression**
3. Gathering Lines
4. Compressor Stations

● **Gas Processing & Treating**
5. Amine Treating
6. Gas Processing Plant

● **Transmission & Storage**
7. Natural Gas Liquids Pipelines
8. Residue Gas Compressor Stations
9. Residue Gas Pipelines
10. Underground Storage
11. LNG Import/Export

■ **Distribution**
12. Distribution Mains
13. LNG Peak Shaving Storage
14. Regulators and Meters for:
    a. City Gate
    b. Large Volume Customers
    c. Residential Customers
    d. Commercial Customers

Source Adapted from American Gas Association and EPA Natural Gas STAR Program

The midstream industry is the link between the exploration and production of natural gas and crude oil and condensate and the delivery of its salable commodity components to end-user markets. The midstream industry is generally characterized by regional competition based on the proximity of gathering systems and processing plants to natural gas and crude oil and condensate producing wells.
Our Operating Segments and Properties
We have two reportable operating segments with revenue streams from various products and services. The activities of each of our reportable segments from which the Company earns revenues, records equity income or losses and incurs expenses are further discussed below. The map below depicts the major assets of our core businesses.

Midstream Logistics
The Midstream Logistics segment provides three service offerings: 1) gas gathering and processing, 2) crude oil gathering, stabilization and storage services and 3) produced water gathering and disposal.
Gas Gathering and Processing
The Midstream Logistics segment provides gas gathering and processing services with over 4,200 miles of low and high-pressure steel pipeline located throughout the Delaware Basin and over 825,000 horsepower of compression. Gas processing assets are centralized at eight processing complexes with total cryogenic processing capacity of over 2.4 Bcf/d: Diamond Cryogenic complex (720 MMcf/d), Pecos Bend complex (540 MMcf/d), East Toyah complex (460 MMcf/d), Pecos complex (260 MMcf/d), Kings Landing complex (200 MMcf/d), Maljamar complex (150 MMcf/d), Dagger Draw (75 MMcf/d) complex and Sierra Grande complex (60 MMcf/d). In addition, the segment provides system-wide amine treating and 6.5 MMcf/d of acid gas injection capacity. Current residue gas outlets are the El Paso Natural Gas Pipeline, Energy Transfer Comanche Trail Pipeline and Transwestern Pipeline, ONEOK Roadrunner Pipeline, Whitewater Aqua Blanca Pipeline, PHP, New Mexico Gas Company and the Company’s wholly owned and operated Delaware Link Pipeline. NGL outlets are Energy Transfer’s Lone Star NGL Pipeline, Targa’s Grand Prix NGL Pipeline, Chevron Phillips Chemical MexTex Pipeline, ONEOK West Texas NGL Pipeline and Enterprise’s Shin Oak NGL Pipeline (“Shin Oak”), which are accessed through our wholly owned and operated intrabasin NGL pipelines.
Crude Oil Gathering, Stabilization, and Storage Services
The Midstream Logistics segment provides crude oil gathering, stabilization and storage services throughout the Texas Delaware Basin. Crude gathering assets are centralized at the Caprock Stampede Terminal and the Pinnacle Sierra Grande Terminal. The system includes approximately 280 miles of gathering pipeline and 90,000 barrels of crude storage. The crude facilities have connections for takeaway transportation into certain facilities operated by Plains All American Pipeline, L.P. Over 50 miles of gathering pipeline was added to our crude gathering assets through the Barilla Draw Acquisition which closed in January 2025.

Water Gathering and Disposal
In addition, the Midstream Logistics segment provides water gathering and disposal services through assets located in northern Reeves County, Texas. The system includes approximately 370 miles of gathering pipeline and approximately 580,000 barrels per day of permitted disposal capacity.
Pipeline Transportation
As of December 31, 2025, the Pipeline Transportation segment consists of two EMI Pipelines originating in the Permian Basin with various access points to the U.S. Gulf Coast and Mexico markets, and our wholly owned and operated pipelines, Kinetik NGL and Delaware Link Pipelines. The pipelines transport natural gas and NGLs within the Permian Basin and to the U.S. Gulf Coast. Furthermore, the Company’s Eddy County Culberson Connector (“ECCC”) Pipeline is under construction, which provides connection from Eddy County, New Mexico to Culberson County, Texas and approximately 150 MMcf/d of rich gas throughput capacity. The ECCC Pipeline is estimated to be in-service during the second quarter of 2026.
Permian Highway Pipeline

The Company owns an approximately 55.5% equity interest in PHP, which is also owned and operated by Kinder Morgan Texas Pipeline, LLC (“Kinder Morgan”). PHP transports natural gas from the Waha area in northern Pecos County, Texas to the Katy, Texas area with connections to the U.S. Gulf Coast and Mexico markets. PHP was placed in service in January 2021, with the total capacity of 2.65 Bcf/d.
Breviloba, LLC
The Company owns a 33.0% equity interest in Shin Oak, which is owned by Breviloba, and operated by Enterprise Products Operating LLC. Shin Oak transports NGLs from the Permian Basin to Mont Belvieu, Texas. Shin Oak has a total capacity of over 600 MBbl/d.
Kinetik NGL Pipeline System
The Kinetik NGL Pipeline System consists of approximately 96 miles of NGL pipelines connecting our East Toyah and Pecos complexes to Waha, including our 20-inch Dewpoint pipeline that spans 40 miles, and our 28 mile, 20-inch Brandywine Pipeline connecting to our Diamond Cryogenic complex. The Kinetik NGL Pipeline System has an approximate capacity of 580 MBbl/d.
Delaware Link Pipeline
The Delaware Link Pipeline consists of approximately 40 miles of 30-inch diameter pipeline with a capacity of approximately 1.0 Bcf/d that provides additional transportation capacity to Waha. The project reached commercial in-service in October 2023.
The following table summarizes our ownership and capacity of properties in our Pipeline Transportation segment as of December 31, 2025:

Asset	Ownership Interest	Approximate Pipeline System Miles	Capacity
Pipeline Transportation
PHP	55.5%	435	2.65 Bcf/d
Breviloba	33.0%	668	600 MBbl/d
Kinetik NGL Pipelines	100.0%	96	350 MBbl/d
Brandywine Pipeline	100.0%	28	230 MBbl/d
Delaware Link Pipeline	100.0%	40	1.0 Bcf/d

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
Human Capital
At Kinetik, we recognize that our employees are our greatest asset, and their success is our success, and as such, we strive to prioritize their well-being, engagement and professional growth. We also strive to retain top talent by fostering a culture that values health and safety, respect for employees and continuous development. As of December 31, 2025, we had more than 500 employees. None of these employees are covered by collective bargaining agreements.
Health and Safety. The Company’s Environmental, Health and Safety (“EHS”) Management System provides a systematic framework for managing environmental and safety risks, promoting continuous improvement, and driving regulatory compliance. Our focus on achieving zero incidents has driven the development of a robust health and safety program that goes beyond compliance, cultivating a culture where safety is driven by motivation is embraced. We employ computer-based tools to track environmental and safety performance, manage safety and risks and monitor key metrics. We set ambitious and measurable safety targets to support our commitment to the safety and well-being of our employees and those around us. In 2025, our Total Recordable Incident Rate (“TRIR”) was 1.20 and our Motor Vehicle Incident Rate (“MVIR”) was 1.32.
Through effective engagement, recognition and incentive programs, we aim to cultivate a culture of excellence that results in a more engaged and productive workforce. The Kinetik Employee Engagement Program (“KEEP”) gives employees a simple and direct way to report hazards, suggest improvements, or recognize coworkers. This initiative, rooted in the “See Something, Say Something” philosophy, promotes shared learning and operational excellence. In 2025, employees submitted 335 KEEP Cards, leading to 379 proactive risk mitigation actions.
In addition, we believe that a well-trained workforce is key to fostering a strong safety culture and delivering high performance. In 2025, our employees collectively completed over 20,600 hours of EHS-related training, with field-based employees averaging 44 hours each, covering a variety of topics such as environmental compliance, Company EHS policies, OSHA regulations, driver safety and emergency response.
Cultivating an Empowered Workforce. We are committed to cultivating an empowered workforce and believe that fostering a culture of appreciation empowers our workforce and inspires them to consistently deliver outstanding performance. We employ a mix of formal and informal recognition strategies, including monetary and non-monetary incentives that recognize employee performance, service milestones and exceptional contributions in safety, compliance, innovation and teamwork. Since 2021, we have conducted annual employee engagement surveys across the Company to assess workplace satisfaction, culture, communication and leadership. We use year-over-year data to track progress and identify areas for improvement. We also annually conduct focus group interviews across key locations. These face-to-face sessions, led by a third-party specialist, provide more detailed feedback beyond the employee engagement survey, offering rich, actionable inputs that help guide organizational progress.
At Kinetik, we are committed to maintaining a professional and inclusive environment—one where different perspectives are welcomed and all employees have the opportunity to thrive. Along with annually acknowledging our Code of Business Conduct (the “Code of Conduct”), as part of our ongoing commitment to promote a respectful and inclusive workplace, all employees are required to complete Workplace Harassment training and Discrimination Free Workplace training.
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
The Company’s intrastate pipeline operations are also subject to regulation by various agencies in Texas and New Mexico, principally the Railroad Commission of Texas (“TRRC”) and the New Mexico Public Regulation Commission (“NMPRC”). Generally, the TRRC and the NMPRC are vested with authority to ensure that rates, operations and services of gas utilities, including intrastate pipelines, are just and reasonable and not discriminatory. The rates the Company charges for transportation services are deemed just and reasonable under Texas and New Mexico law unless challenged in a customer or regulatory complaint. Failure to comply with relevant regulations can result in the imposition of administrative, civil and criminal remedies.
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
The Company’s natural gas gathering facilities in Texas are subject to regulation by the TRRC under the Texas Utilities Code and the Texas Natural Resources Code in the same manner as described above for intrastate pipeline transportation facilities. The Company’s natural gas gathering pipeline system is also subject to ratable take and common purchaser statutes in Texas. The ratable take statute generally requires gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. Similarly, the common purchaser statute generally requires gatherers to purchase without undue discrimination as to source of supply or producer. These statutes are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply. In New Mexico, the Company’s natural gas gathering facilities are subject to regulation by numerous governmental agencies, including the NMPRC.
Crude Oil and Natural Gas Liquids Pipeline Regulation
Transmission services rendered by the Company are subject to the regulation of the TRRC and the NMPRC. The TRRC and the NMPRC have the authority to regulate rates, though they generally have not investigated the rates or practices of intrastate pipelines in the absence of shipper complaints.

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
Environmental and Occupational Health and Safety
The Company’s operations are subject to the requirements of the Occupational Safety and Health Administration (“OSHA”) and comparable state laws that regulate the protection of the health and safety of workers. The Company believes that its operations are in substantial compliance with OSHA requirements, including general industry standards, hazard communication, record keeping requirements and monitoring of occupational exposure to regulated substances.
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
Certain existing environmental and occupational health and safety laws and regulations include the following U.S. legal standards, which may be amended from time to time:
•the Clean Air Act, which restricts the emission of air pollutants from many sources and imposes various pre-construction, operational, monitoring and reporting requirements, and which the EPA has historically relied upon as authority for adopting climate change regulatory initiatives relating to GHG emissions;
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
Environmental laws and regulations are frequently subject to change. More stringent environmental laws that apply to our operations and the operations of our customers may result in increased operating costs and capital expenditures for compliance, including, but not limited to, those related to the emission of GHGs and climate change. Notwithstanding the EPA’s recent proposal to revoke the “Endangerment Finding,” which supports the majority of the EPA’s GHG-related regulations, given the long-term trend toward increasing regulation, future federal and/or state GHG regulations of the oil and gas industry remain a significant possibility.
On March 15, 2023, the EPA announced finalization of its Good Neighbor Plan (the “Plan”) to reduce nitrogen oxide pollution from power plants and other industrial facilities from 23 upwind states which the EPA determined are significantly contributing to National Ambient Air Quality Standards (NAAQS) nonattainment and interfering with maintenance of the 2015 ozone NAAQS in downwind states. The Plan was to have been effective in 2026, but, in June 2024, the Supreme Court halted enforcement of the Plan while it is contested in the lower courts. Additionally, under the current presidential administration’s deregulatory agenda, the EPA has begun rolling back the Plan. We cannot predict what further actions the Trump Administration will take with respect to the Plan; however, compliance with a revised or future Plan could have material financial impacts on our natural gas business.
In March 2024, the EPA published New Source Performance Standards (“NSPS”), known as Subpart OOOOb and Subpart OOOOc, which introduce emissions standards for methane and volatile organic compounds (“VOCs”) from certain new, modified, and reconstructed oil and natural-gas production, processing and transmission facilities. However, in March 2025, the EPA announced plans to reconsider Subparts OOOOb and OOOOc in line with the Trump Administration’s deregulatory agenda. Additionally, in November 2025, the EPA finalized an interim final rule extending the compliance deadlines for certain provisions provided in Subpart OOOOb and Subpart OOOOc. Litigation challenging the EPA’s final interim rule extending such compliance deadlines for new and existing oil and gas sources remains pending. Consequently, future implementation and enforcement of the final rule remain uncertain. At this time, we do not anticipate a material impact to our planned capital, operations and maintenance costs resulting from compliance with the current or pending regulations and proposed EPA actions. However, the EPA and/or state regulators may issue additional regulations, responses, amendments and/or policy guidance, which could alter our present expectations.
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
Sustainability
Overview
The Company is committed to advancing a safer, cleaner, and more reliable energy future and believes that integrating environmental, safety, governance, and community considerations into our business decisions is essential to creating value for its stakeholders. In July 2025, the Company published its fiscal year 2024 Sustainability Report (“Report”). The Report focused on four key areas: Governance, Environment, People and Community Engagement.
Governance
The board of directors of the Company (the “Board”) consists of 10 directors and is led by the Chairman of the Board and the Lead Independent Director. The Board exercises general supervision over the Company’s business, operations, strategy and risk management programs. The Board delegates specific oversight duties to three standing committees: Audit Committee, Compensation Committee and Governance and Sustainability Committee.
We firmly believe that commitment to an actionable sustainability strategy makes for a stronger, more resilient company and drives better performance. As such, we embed sustainability responsibilities throughout our organization, reinforcing ownership and accountability at all levels. In both 2025 and 2024, 20% of executive and employee annual at-risk pay was tied to measurable performance in three key areas: (1) methane intensity ratio, (2) TRIR and (3) MVIR. The Governance and Sustainability Committee supported the Compensation Committee in defining these goals to help ensure they are rigorous and aligned with the Company’s long-term performance and risk priorities.
In addition, the Company has developed an Enterprise Risk Management (“ERM”) program across all functional areas and mechanisms for identifying, prioritizing, and mitigating risks. We evaluate risks across the enterprise on a regular basis, examining the potential impact to our operating flexibility, along with the financial and reputational impact of such risks. Our Audit Committee of the Board has primary oversight over the ERM process, reviewing ongoing assessments of the company’s risk management processes and system of internal control. Our Executive Vice President, Chief Administrative Officer and Chief Accounting Officer has functional oversight over the enterprise risk function.
Furthermore, we are committed to conducting business in accordance with the highest ethical standards. Our Code of Conduct is designed to deter wrong-doing and promote honest and ethical conduct in every aspect of our business dealings. Our Code of Conduct details our policy regarding corruption, antitrust violations, insider dealings, gifts and entertainment, conflicts of interest, and validity of financial information or business practices. The Audit Committee oversees business ethics issues, while day-to-day implementation and oversight are led by our General Counsel. The Company also recognizes the importance of receiving, retaining and addressing concerns from our directors, officers, employees and other stakeholders seriously and expeditiously. We use a confidential third-party ethics hotline to enable anyone to report concerns. The ethics hotline is monitored by our Human Resources and Legal departments, as well as the Chair of the Audit Committee. Any critical concerns are escalated to the Audit Committee Chair and/or Audit Committee immediately, while other matters are reported quarterly or as necessary. In addition, all employees were required to complete Insider Trading and Anti-Bribery and Corruption training.
Environmental Responsibility
The Company is committed to being a good steward of the environment and prioritizes climate change as a key issue. We are committed to contributing to global solutions by responsibly reducing the adverse environmental impact of our operations while pursuing economic growth and energy security. Over 50% of our debt instruments is linked to sustainability performance, including performance targets related to GHG and methane emission intensity. The Company is in the process of gathering 2025 GHG emission data at the time this Annual Report on Form 10-K is filed with the SEC.

We aim to comply with all applicable federal, state, and local environmental regulations and also implement voluntary measures to further reduce greenhouse gas and criteria air emissions. Over the past several years, we have expanded our emissions-management capabilities through initiatives that seek to reduce emissions and improve emissions monitoring, reporting, and operational performance. These efforts include:
•pneumatics upgrades;
•electrified compression;
•leak prevention;
•advanced emission detection;
•New Energy Ventures;
•carbon capture, utilization and storage;
•advanced GHG emission monitoring and management;
•renewable energy and
•operational improvements and efficiencies.
In 2025, we advanced our emissions reduction efforts across the organization. We conduct regular leak detection surveys using independent third parties and deploy advanced methane detection and monitoring technologies across our assets. Operations and support teams are trained and equipped to operate handheld leak detection devices. We also operate continuous emissions monitoring systems - both camera- and sensor-based - at strategic locations and perform regular aerial surveys using Optical Gas Imaging (“OGI”) technology to visualize methane and volatile organic compound emissions in real time. Our New Energy Ventures (“NEV”) team further supports emissions reduction through innovative lower-carbon technologies such as Carbon Capture, Utilization, and Storage, carbon neutral power generation, eFuels, and other clean energy solutions. In 2024, NEV partnered with Infinium in Project Roadrunner, which features a long-term agreement to supply carbon dioxide (“CO2”) from our Permian Basin operations for reuse in the production of ultra-low carbon eFuels. In addition, we received approval from the US Environmental Protection Agency (“EPA”) for the Monitoring, Reporting and Verification (“MRV”) Plan for three Class II Acid Gas Injection (“AGI”) wells at our Maljamar and Dagger Draw processing facilities, which were acquired through the Durango Acquisition. The MRV Plan enables the Company to economically benefit from sequestered CO2 through 45Q tax credits. We also focus on reducing our Scope 2 GHG emissions through implementing energy efficiency measures and sourcing renewable energy.
Our Water Management practices support environmental stewardship, regulatory compliance, and operational resilience. While our direct water use is relatively low compared to the other industries and sectors of the oil and gas value chain, produced water management remains a priority due to its regulatory relevance, operational importance, and potential adverse environmental impact. Our approach focuses on minimizing water-related risks while striving to provide reliable and necessary water solutions to our customers. We had no violations or penalties related to our Water Management program in 2025.
Our Waste Management practices emphasize responsible waste handling, including waste reduction, recycling, and proper disposal. Waste generated from our operations is closely monitored and managed in accordance with our Waste Management Plans and applicable regulatory requirements. Our management practices support broader goals of reducing landfill volumes, preventing improper disposal, and promoting resource efficiency. We had no violations or penalties related to our Waste Management program in 2025.
At Kinetik, we are committed to the safe construction, operation, and maintenance of our facilities. Our comprehensive process safety, risk management, and pipeline integrity programs are designed to help ensure the safe and reliable construction and operation of our assets. These programs are subject to safety and integrity audits by OSHA, EPA, PHMSA, TRRC, NMPRC, and other regulators. Our pipeline network spans over 5,000 miles and is managed using risk-based and prescriptive inspection schedules that address corrosion, weather-related impacts, and third-party activity. We also maintain spill prevention and emergency response plans, to help prevent and mitigate releases. In 2025, we underwent 7 pipeline integrity and safety audits by regulators, resulting in zero regulatory penalties.
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

Social Responsibility
We recognize that people are our greatest asset and the driving force behind our success and we are committed to supporting their safety, well-being, and professional development. We prioritize a safe working environment, competitive compensation, comprehensive benefits, and a range of training and development opportunities designed to attract, retain, and support a skilled workforce. See additional information regarding employee initiatives in Part I—Item 1. and 2. Business and Properties—Human Capital in this Annual Report.
We seek to be a positive presence in the communities where we live and operate, investing both time and resources in initiatives that drive meaningful impact through financial contributions and volunteer support. In 2025, Kinetik contributed over $1.6 million to charitable organizations and local community initiatives, including local emergency response departments, the Permian Strategic Partnership and BEAR - Be a Resource for CPS Kids Houston. We also support employee engagement through paid volunteer time and a charitable matching program.
Strong relationships with local communities and landowners are essential to our operations in West Texas and Southeast New Mexico. We engage proactively with those who live and work near our infrastructure by providing clear, timely information about our activities and responding to questions or concerns. Landowners and local governments are key partners in enabling our operations by providing the rights-of-way for pipelines and facilities, and we work collaboratively with them on matters such as access, maintenance, safety practices, and land restoration. Our goal is to maintain respectful relationships that support long-term trust and operational reliability.
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
Available Information
The Company’s website is www.kinetik.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statements, Current Reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and other filings with the SEC are available at https://ir.kinetik.com/overview/default.aspx under the heading “Financials”—“SEC Filings”, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. These reports are also available on the SEC’s website at www.sec.gov. In addition to reports filed or furnished with the SEC, we publicly disclose material information from time to time in press releases, at annual meetings of shareholders, in publicly accessible conferences and investor presentations, and through our website. In addition, the Company’s Code of Conduct, Corporate Governance Guidelines, charters of the Audit Committee, Compensation Committee, Governance and Sustainability Committee, and other corporate governance materials are available on the Investor Relations section of the Company’s website. The information contained on the Company’s website as referenced in this report is not, and should not be deemed to be, part of or incorporated by reference into this report. Requests for a copy of any of the above-referenced reports and corporate governance documents may be directed in writing to: Investor Relations, Kinetik Holdings Inc., 2700 Post Oak Blvd, Suite 300 Houston, Texas 77056 or by calling (713) 621-7330.

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
•political and economic conditions and events in foreign oil, natural gas and NGL producing countries, including embargoes, disrupted global supply chains, continued hostilities in the Middle East and other sustained military campaigns, the armed conflict in Ukraine and associated economic sanctions on Russia, and recent events in Venezuela;
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
•the costs of producing and ability to produce crude oil, natural gas and NGLs and the availability and costs of drilling rigs, pipeline transportation facilities and other equipment; and
•potential tariffs to be imposed by the Trump Administration and reciprocal tariffs by foreign governments on crude oil, natural gas and NGLs and other imported supplies and equipment.

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
Part of the Company’s business strategy includes acquiring additional businesses and assets and/or divesting certain assets or portions of our business. We cannot provide any assurance that we will be able to find complementary acquisition targets or complete such acquisitions or achieve the desired results from any acquisitions we complete. Any acquired businesses or assets will be subject to many of the same risks as our existing businesses and may not achieve the levels of performance that we anticipate. We may evaluate potential divestiture opportunities with respect to portions of our business from time to time that support our growth initiatives and may determine to proceed with a divestiture opportunity if and when we believe such opportunity is consistent with our business strategy.
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
The Company has ownership interests in several joint ventures, including the PHP and Breviloba joint ventures (together, the “EMI Pipelines”), which were accounted for using the equity interest method, and it may enter into other joint venture arrangements in the future. While the Company owns equity interests and has certain voting rights with respect to its joint ventures and can exercise significant influence over the operating and financial policies of the entity, it does not act as operator of or control the joint ventures, each of which is operated by another joint venture partner. It may therefore be difficult or impossible for the Company to cause the joint venture to take actions that the Company believes would be in its or the relevant joint venture’s best interests. Moreover, joint venture arrangements involve various risks and uncertainties, such as committing the Company to fund operating and/or capital expenditures, the timing and amount of which the Company may not control, and which could materially and adversely affect its cash flows.
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
The operations of the third parties on whom the Company relies to provide downstream transportation and delivery options from its processing system are subject to complex and stringent laws and regulations that require obtaining and maintaining numerous permits, approvals and certifications from various federal, state and local government authorities. These third parties may incur substantial costs in order to comply with existing laws and regulations. If existing laws and regulations governing such third-party services are revised or reinterpreted, or if new laws and regulations become applicable to their operations, these changes may affect the costs that the Company pays for services. Similarly, a failure to comply with such laws and regulations by the third parties could materially and adversely affect the Company’s business, results of operations, and financial condition.
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
The use of derivative financial instruments could result in material financial losses for the Company.
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
The Company’s construction of new midstream assets may not be completed on schedule, at the budgeted cost or at all, may not operate as designed or at the expected levels, may not result in revenue increases and may be subject to new or additional regulatory, environmental, political, contractual, legal and economic risks, all of which could materially and adversely affect its cash flows, results of operations and financial condition.
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
The construction of new energy infrastructure is inherently subject to the risks of cost overruns, including due to inflation or the imposition of tariffs on foreign-made materials and goods (including steel and steel pipes), and delays. If we undertake these projects, we may not be able to complete them on schedule, at the budgeted cost or at all, or they may not operate as designed or at the expected levels. Moreover, the Company’s revenues may not increase immediately (or at all) upon the expenditure of funds on a particular project. For instance, if the Company builds additional gathering assets, the construction may occur over an extended period of time and it may not receive any material increases in revenues until the project is completed or at all. The Company may construct facilities to capture anticipated future production growth from its customers in an area where such growth does not materialize. As a result, new midstream assets may not be able to attract enough throughput to achieve their expected investment return, which could materially and adversely affect the Company’s business, financial condition, results of operations and cash flows.
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
Environmental and Regulatory Risks Related to the Company
The Company operates in a highly regulated environment and its business and profitability could be adversely affected by actions by governmental entities, changes to current laws or regulations, or a failure to comply with laws or regulations.
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
Our future tax liability may be greater than expected if we are unable to fully utilize our net operating loss (“NOL”) carryforwards due to existing or additional limitations, we do not generate expected deductions, or tax authorities successfully challenge certain of our tax positions.
As of December 31, 2025, we have deferred assets related to NOL carryforwards of $139.4 million, which do not expire under current tax laws. We expect to be able to utilize these NOL carryforwards and generate deductions to offset a portion of our future taxable income. This expectation is based upon assumptions we have made regarding, among other things, our income, capital expenditures and net working capital, and our ability to utilize our NOL carryforwards within the annual limitations imposed under Section 382 of the IRC of 1986, as amended. While we expect to be able to utilize substantially all of our NOL carryforwards and generate deductions to offset a portion of our future taxable income, in the event that deductions are not generated as expected, one or more of our tax positions are successfully challenged by the Internal Revenue Service (in a tax audit or otherwise), our NOL carryforwards are further limited due to a subsequent ownership change, or we are otherwise unable to fully utilize our NOL carryforwards within the annual limitations currently in effect, our future tax liability may be greater than expected.
Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could adversely affect our operating results and cash flows.
We are subject to various complex and evolving U.S. federal, state and local tax laws. U.S. federal, state and local tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, in each case, possibly with retroactive effect. Any significant variance in our interpretation of current tax laws or a successful challenge of one or more of our tax positions by the Internal Revenue Service or other tax authorities could increase our future tax liabilities and adversely affect our operating results and cash flows.
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
Natural gas and crude oil gathering may receive greater regulatory scrutiny at the federal and state level. Therefore, the Company’s natural gas and crude oil gathering operations could be adversely affected should they become subject to the application of federal or state regulation of rates and services. The Company’s gathering operations could also be subject to safety and operational regulations relating to the design, construction, testing, operation, replacement and maintenance of gathering facilities. Intrastate transportation of NGLs and crude oil may also receive greater regulatory scrutiny at the federal and state level. The Company’s intrastate NGL transportation services are subject to TRRC regulations and must be provided in a manner that is just, reasonable and non-discriminatory. Such operations could be subject to additional regulation if the NGLs and crude oil are transported in interstate or through foreign commerce, whether by the Company’s pipelines or other means of transportation. The Company cannot predict what effect, if any, such changes might have on its operations, but it could be required to incur additional capital expenditures and increased operating costs depending on future legislative and regulatory changes.
The Company’s midstream and intrastate transportation and storage services that are regulated are generally subject to rate regulation and the regulation of the terms and conditions of service. If we do not comply with these regulations, we may be subject to claims for refunds of amounts charged, the modification, cancellation or suspension of a permit or other authorization, civil penalties and other relief. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. The Company cannot predict what effect, if any, such changes might have on its operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.
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
Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies. Some states and local governments, including those in which the Company operates, have adopted, and other states are considering adopting regulations that could impose more stringent disclosure or well construction requirements on hydraulic fracturing operations. In addition, several states and local governments have banned or significantly restricted hydraulic fracturing and, over the past several years, federal agencies such as the U.S. Environmental Protection Agency (“EPA”) have sought to assert jurisdiction over the process. While the EPA has previously sought to relax environmental regulation and reduce enforcement efforts, including with respect to energy developed from unconventional sources, environmental groups and states have filed lawsuits challenging the EPA’s recent actions. The Company cannot predict the results of these or future lawsuits, or how such lawsuits will affect the regulation of hydraulic fracturing operations. Certain environmental groups have also suggested that additional laws at the federal, state and local levels of government may be needed to more closely and uniformly regulate the hydraulic fracturing process. The Company cannot predict whether any such legislation will be enacted and if so, what its provisions will be. Governmental actions such as these could impact the oil and gas industry and the Company’s future potential growth in such areas. Additional levels of regulation and permits required through the adoption of new laws and regulations at the federal, state or local level could lead to delays, increased operating costs and process prohibitions that could reduce the volumes of crude oil and natural gas that move through the Company’s gathering systems and decrease demand for its water services, which in turn could materially and adversely impact its revenues.
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
In addition, it should be noted that there are increasing risks to the Company’s operations resulting from the potential physical impacts of climate change, such as drought, wildfires, damage to infrastructure and resources from flooding, storms and other natural disasters, chronic shifts in temperature and precipitation patterns and other physical disruptions. One or more of these developments could materially and adversely affect the Company’s business, financial condition and results of operations.
Increased attention to sustainability-related matters and conservation measures may adversely impact the Company’s business.
Increased attention to climate change, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary sustainability disclosures and consumer demand for alternative forms of energy may result in increased costs, reduced demand for the Company’s products, reduced profits, increased investigations and litigation and negative impacts on the Company’s access to capital markets. Increased attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against the Company or its customers. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to the Company’s causation of or contribution to the asserted damage, or to other mitigating factors. While the Company may participate in various voluntary frameworks and certification programs to improve the sustainability profile of its operations and services, the Company cannot guarantee that such participation or certification will have the intended results on its sustainability profile.
While the Company may create and publish voluntary disclosures regarding goals, sustainability targets and other sustainability-related matters from time to time, many of the statements will be aspirational, based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith, and there is no guarantee that these goals or targets will be met within anticipated timelines. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single, uniformed approach to identifying, measuring, and reporting on many sustainability-related matters. The standards for tracking and reporting on sustainability-related matters are continuously evolving. Our choice of disclosure frameworks, designed to align with various voluntary reporting standards, may change from time to time, potentially resulting in a lack of comparative data from period to period. Furthermore, our interpretation of reporting standards may differ from that of others. In addition, failure or a perception of failure (whether or not valid) to pursue or implement sustainability strategies or achieve (or make progress against) sustainability goals or commitments could result in private litigation and damage to our reputation.
In addition, sustainability efforts related to employment practices and social initiatives are the subject of scrutiny by stakeholders, regulators and other third parties, and the complex regulatory and legal frameworks applicable to such initiatives continue to evolve. There is also risk of criticism or litigation from certain “anti-ESG” stakeholders, including various governmental agencies, related to our sustainability and social responsibility initiatives. In light of the sustainability-linked features governing certain of our debt agreements, among other factors, we cannot be certain of the impact of such regulatory, legal and other developments on our business.
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
The Company has granted a number of its stockholders, including Blackstone, registration rights with respect to their shares of Class A Common Stock, including shares of Class A Common Stock issuable upon redemption of Common Units. In addition, under Rule 144 under the Securities Act, a person who has satisfied a minimum holding period of between six months and one year and any other applicable requirements of Rule 144, may thereafter sell such shares in transactions exempt from registration. A significant number of our currently issued and outstanding shares of Class A Common Stock held by existing stockholders, including officers and directors and other principal stockholders are currently eligible for resale pursuant to and in accordance with the provisions of Rule 144. The potential future sale of our shares by our existing stockholders, pursuant to and in accordance with the provisions of Rule 144, may have a depressive effect on the price of our shares of Class A Common Stock in the applicable trading marketplace.
The Company’s ability to return capital to stockholders through dividends and stock repurchases depends on its ability to generate sufficient cash flows, which it may not be able to accomplish.
The Company’s ability to return capital to stockholders through dividends and stock repurchases principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things, income from the EMI Pipelines, which are accounted for using equity method, the volumes of natural gas and NGLs it gathers and processes, commodity prices, and other factors impacting the Company’s financial condition, some of which are beyond its control. In addition, under Delaware law, dividends on the Company’s capital stock may only be paid from “surplus,” which is the amount by which the fair value of the Company’s total assets exceeds the sum of its total liabilities, including contingent liabilities, and the amount of its capital; if there is no surplus, cash dividends on capital stock may only be paid from the Company’s net profits for the then-current and/or the preceding fiscal year.
The Company’s charter designates the Court of Chancery as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by its stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers, employees or agents.
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
The price of the Company’s securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond the Company’s control, and such fluctuations could contribute to the loss of all or part of a stockholder’s investment. Fluctuations or changes in the Company’s quarterly financial results, changes in or failure to meet market or financial analysts’ expectations about the Company, changes in laws and regulations, commencement, settlement or judgment involving litigation, changes in the Company’s capital structure and general economic and political conditions could materially and adversely affect a stockholder’s investment in the Company’s securities, and its securities may trade at prices significantly below the price paid for them. In such circumstances, the trading price of the Company’s securities may not recover and may experience a further decline.
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
Our stock repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. Further, our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time. However, we do not expect to significantly increase the amount of stock repurchases until our gross debt is reduced below certain thresholds. Although the Company repurchased Class A Common Stock during 2025 and will continue to repurchase Class A Common Stock in accordance with the stock repurchase program, such program may not enhance long-term stockholder value. Furthermore, a 1% non-deductible U.S. federal excise tax (the “Stock Buyback Tax”) will apply to repurchases of stock made under our stock repurchase program. However, the amount of stock repurchases in the relevant taxable year subject to the Stock Buyback Tax is reduced by the fair market value of any stock issued by us during such taxable year, including the fair market value of any stock issued or provided to our employees or specified affiliates.
General Risks
Continuing or worsening inflationary issues and associated changes in monetary policy have resulted in and may result in additional increases to the cost of the Company’s services and personnel, which in turn cause the Company’s capital expenditures and operating costs to rise.
Although inflation has moderated in 2025, with an annual average consumer price index (“CPI”) of 2.6% compared to that of 2.9% in 2024, the FOMC is attentive to its dual mandate and seeks to achieve maximum employment and inflation at the rate of 2.0% over the longer run. Moderated inflation has led to multiple interest rate cuts by the U.S. Federal Reserve starting in October 2025; however, the FOMC decided to hold interest rates steady at 3.50% - 3.75% during its January 2026 FOMC meeting and gave little indication of what will come next for interest rates. Inflation pressure has resulted in and may result in additional increases to the costs of the Company’s services and personnel, which in turn cause the Company’s capital expenditures and operating costs to rise and impact the Company’s financial and operating results adversely.

Our business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments.
Our business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. For example, effective on June 4, 2025, the U.S. government imposed a 50% tariff on steel and aluminum imports except on imports from the U.K. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. On February 20, 2026, the Supreme Court struck down the bulk of President Trump's sweeping tariffs, ruling that the administration overstepped its authority by using the International Emergency Economic Powers Act (IEEPA) to impose them. Hours after the ruling, President Trump signed an executive order for a new 10% global import duty using Section 122 of the Trade Act of 1974. These actions have caused substantial uncertainty and volatility in financial markets and may result in retaliatory measures on U.S. goods. Retaliatory measures might affect export of oil and gas products and have an adverse impact on domestic production and prices, which might affect our results of operations adversely.

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
Kinetik operates in both urban areas and remote areas. The Company’s operations are therefore subject to disruption from natural or human causes beyond its control, including risks from hurricanes, severe storms, floods, heat waves, other forms of severe weather, wildfires, sea level rise, ambient temperature increases, war or other military conflicts such as the ongoing conflicts in Ukraine, Israel and the Gaza Strip, recent events in Venezuela, accidents, civil unrest, global political events, fires, earthquakes, and epidemic or pandemic diseases such as the COVID-19 pandemic, some of which may be impacted by climate change and any of which could result in suspension of operations or harm to people or the natural environment.
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
In addition, the Company has begun to incorporate certain algorithmic technologies into its business activities. As with many technological innovations, the use presents risks and challenges associated with developing, deploying and governing such technologies that could adversely impact the Company’s business. The legal and regulatory landscape surrounding certain advanced technologies, including the use of artificial intelligence “AI” is rapidly evolving and uncertain, and may expose the Company to additional compliance costs, cybersecurity risks, and lawsuits. The Company is evaluating solutions to assist its employees in business activities and developing appropriate controls and parameters, but certain third parties may incorporate AI tools into their services and deliverables without the Company’s knowledge or control. Any of the foregoing may result in harm to the Company’s business, financial condition or reputation.
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
In preparing the Company’s periodic reports under the Exchange Act, including its financial statements, Kinetik’s management is required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include revenue recognition, impairments to property, plant and equipment, accruals for estimated liabilities, including litigation reserves. Changes in estimates or assumptions or the information underlying the assumptions, such as changes in the Company’s business plans, general market conditions, litigation settlement or outcomes or changes in the Company’s outlook on commodity prices, could materially affect reported amounts of assets, liabilities or expenses.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Description of Processes for Assessing, Identifying, and Managing Cybersecurity Risks
As a Company that manages midstream infrastructure for the energy sector, cybersecurity is of great concern to our organization, and we aim to protect our systems, networks and programs from digital attacks. We have endeavored to implement policies, standards, and technical controls based on external cybersecurity standards, such as National Institute of Standards and Technology (“NIST”) framework and ISO standards. Like others in our industry, we are reliant on the continuous and uninterrupted operation of our various technology systems. User access to our sites and information technology systems are important elements of our operations, as is protection against cybersecurity incidents. In the ordinary course of our business, we collect and store data in our data centers and on our networks, including proprietary business information, critical operating information, among other types of sensitive information. In addition, the information and operational technology infrastructure we use is important to the operation of our business and to our ability to perform day-to-day operations. We use various processes and tools, including third-party cybersecurity tools and technologies, to aid us in seeking to secure and protect our network perimeter and internal systems from unauthorized access, intrusion, or disruption, including those processes described below.
Cybersecurity is integrated into our risk management framework and the Company has established IT policies supported by underlying processes to execute and meet the Company’s risk management objectives.
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
Incident Identification and Response:
The Company has established a cybersecurity incident management policy to facilitate the Company’s management of cybersecurity incidents. Monitoring and detection systems have been implemented to help identify and remediate cybersecurity threats. All potential security events and/or confirmed security incidents, as appropriate, are reported and logged into the Company’s authorized incident management systems. The Company’s incident response team (“IRT”), along with the third-party security system providers, aims to review, analyze, categorize and take action on reported security events. We also have an Incident Response Plan that is designed to be triggered if a security event is identified as a security incident. Consideration shall also be given to individually immaterial incidents that occur as part of a series of related unauthorized occurrences and are material when considered in the aggregate.
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
Cybersecurity Training and Awareness:
At Kinetik, we believe that the recognition and reporting of cybersecurity threats by every employee and contractor plays a key role in protecting and securing our network. We conduct mandatory annual training for our employees and contractors on security awareness, using a library of cybersecurity training modules. We also deploy quarterly simulated phishing emails to all system users in an effort to gauge their cybersecurity awareness.
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
The Board’s Oversight and Management’s Role
Our Board has delegated the responsibility for overseeing cybersecurity risk to our Audit Committee. Our Audit Committee oversees management’s assessment and management of cybersecurity risk. Our Senior IT Director, who reports to our Executive Vice President, Chief Administrative and Accounting Officer, leads the Information Technology team, is a member of our management-level Cybersecurity Governance Committee and management-level Cybersecurity Risk Committee and manages our information technology and cybersecurity function.
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
Our Senior IT Director brings more than 16 years of specialized experience in the oil and gas industry, with deep expertise in infrastructure and cybersecurity. He has over eight years of proven IT leadership, where he has successfully spearheaded major digital transformation programs, accelerated cloud adoption strategies, elevated cybersecurity maturity, and managed complex, large-scale system implementations and integrations. He holds a Bachelor of Science in Computer Information Systems from the University of Houston.
Our dedicated IT team is responsible for ensuring compliance with relevant cybersecurity standards, establishing robust protocols, and safeguarding the integrity, confidentiality, and availability of the organization's IT infrastructure. Collectively, the team possesses over 40 years of IT experience, including more than 20 years focused specifically on cybersecurity. The IT team is also responsible for ensuring the entire Kinetik workforce receives annual training to stay on top of cybersecurity risks facing our industry today.
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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s Class A Common Stock is traded on the NYSE under the symbol “KNTK”.
On February 20, 2026, the Class A Common Stock had a closing price of $45.56.
Holders
On February 20, 2026, there were 138 holders of record of the Company’s Class A Common Stock and eight holders of record of the Company’s Class C Common Stock, par value $0.0001 per share (“Class C Common Stock”).
Dividends
Holders of the Company’s Class A Common Stock are entitled to receive cash dividends when declared by the Company’s Board out of legally available funds. The Board intends to continue the policy of paying quarterly cash dividends; however, future dividend payments will depend upon our level of earnings, capital expenditure requirements, debt obligations, financial condition and other relevant factors.
Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information with respect to repurchases made by the Company of its Class A Common Stock in the open market or in privately negotiated transactions under the $500.0 million Repurchase Program during the fourth quarter of 2025:

Period	Total Number of Shares Purchased(1)	Average Price per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans (in thousands)(1)
October 1 to October 31, 2025	91,252	$37.82	91,252	$318,238
November 1 to November 30, 2025	—	$—	—	$318,238
December 1 to December 31, 2025	—	$—	—	$318,238
(1)In February 2023, our Board approved the Stock Repurchase Program (“Repurchase Program”) for the repurchase of up to $100.0 million of our outstanding Class A Common Stock. In May 2025, our Board approved a $400.0 million increase to the previously announced Repurchase Program, pursuant to which we are authorized to repurchase the Company’s Class A Common Stock for an aggregate purchase price of up to $500.0 million. Repurchases may be made at management’s discretion from time to time, in accordance with applicable securities laws, on the open market or through privately negotiated transactions and may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act.
(2)Average price paid per share includes commission to repurchase shares.

Performance Graph
The graph and table below compares the Company’s cumulative return to holders of its Common Stock, the NASDAQ Composite Index, the NYSE Composite Index and the Alerian U.S. Midstream Energy Index during the period beginning on December 31, 2020 and ending on December 31, 2025. The NASDAQ Composite Index was included here as the Company’s Class A Common Stock was traded on NASDAQ prior to switching to NYSE in October 2022. In accordance with SEC rules, the performance graph presents both the indices used in the previous year and the newly selected index. The performance graph was prepared based on the following assumptions: (i) $100 was invested in our Class A Common Stock and in each of the indices at the beginning of the period, and (ii) dividends were reinvested on the relevant payment dates. The stock price performance included in this graph is historical and not necessarily indicative of future stock price performance.
COMPARISON CUMULATIVE TOTAL RETURN(1)(2)
Among Kinetik Holdings Inc., the NYSE Composite Index, the NASDAQ Composite Index and the Alerian US Midstream Energy Index

$340
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
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
(2)$100 invested on 12/31/2020 in index, including reinvestment of dividends.

	December 31,
	2020	2021	2022	2023	2024	2025
Kinetik Holdings Inc	$100.00	$142.60	$163.84	$165.43	$302.91	$206.14
NYSE Composite Index	100.00	122.18	82.43	119.22	154.48	187.14
NASDAQ Composite Index	100.00	120.68	109.39	124.46	144.12	169.62
Alerian US Midstream Energy Index	100.00	145.02	187.88	223.87	337.47	346.67

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report, and the risk factors and related information set forth in Part I, Item 1A and Part II, Item 7A of this Annual Report. This section of this Annual Report generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are omitted in this Annual Report are incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 3, 2025.
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
Our Operations and Segments
We have two reportable segments with revenue streams from various products and services. The Midstream Logistics segment operates under three revenue streams, 1) gas gathering and processing, 2) crude oil gathering, stabilization and storage services and 3) produced water gathering and disposal. The Pipeline Transportation segment consists of two EMI Pipelines originating in the Permian Basin with various access points to the U.S. Gulf Coast and Mexico markets, as well as Kinetik NGL and Delaware Link Pipelines. The pipelines transport natural gas and NGLs within the Permian Basin and to the U.S. Gulf Coast.
Midstream Logistics
Gas Gathering and Processing. The Midstream Logistics segment provides gas gathering and processing services with over 4,200 miles of low and high-pressure steel pipeline located throughout the Delaware Basin, and over 825,000 horsepower of compression capacity. Gas processing assets are centralized at eight processing complexes with total cryogenic processing capacity of over 2.4 Bcf/d. In addition, the Midstream Logistics segment provides system-wide amine treating and 6.5 MMcf/d of acid gas injection capacity.
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
Pipeline Transportation
EMI Pipelines. The Company owns the following equity interests in two EMI Pipelines in the Permian Basin with access to various points along the U.S. Gulf Coast and Mexico markets: 1) an approximate 55.5% equity interest in PHP, which is also owned and operated by Kinder Morgan; and 2) 33.0% equity interest in Shin Oak, which is owned by Breviloba, LLC, and operated by Enterprise Products Operating LLC.
Kinetik NGL Pipeline System. The Kinetik NGL Pipeline System consists of approximately 96 miles of NGL pipelines connecting our East Toyah and Pecos complexes to Waha, including our 20-inch Dewpoint pipeline that spans over 40 miles, and our 28 mile, 20-inch Brandywine Pipeline connecting to our Diamond Cryogenic complex. The Kinetik NGL Pipeline System has a capacity of approximately 580 MBbl/d.

Delaware Link Pipeline. The Delaware Link Pipeline consists of approximately 40 miles of 30-inch diameter pipeline with an initial capacity of approximately 1.0 Bcf/d that provides additional transportation capacity to Waha.
ECCC Pipeline. The ECCC Pipeline is under construction, which provides connection from Eddy County, New Mexico to Culberson County, Texas, and approximately 150 MMcfp/d of initial rich gas throughput capacity. The ECCC Pipeline is estimated to be in-service during the second quarter of 2026.
Recent Developments
Barilla Draw Acquisition
On January 14, 2025, the Company completed the previously announced bolt-on acquisition with Permian Resources Corporation, who directly owned all of the issued and outstanding membership interests of Permian Gathering and Barilla Draw, to acquire all issued and outstanding membership interests of Permian Gathering and Barilla Draw (the “Barilla Draw Acquisition”) for $175.5 million of cash consideration. The Barilla Draw Acquisition provides a multi-stream opportunity for natural gas gathering, compression and processing, as well as crude gathering services for the Company. Refer to Note 3—Business Combinations in the Notes to the Consolidated Financial Statements in this Annual Report for more information.
Kings Landing Processing Complex
The Company achieved full commercial in-service at Kings Landing in late September 2025. This new processing complex in Eddy County, New Mexico adds over 200 MMcf/d of gas processing capacity. In addition, the Company reached final investment decision in the third quarter 2025 to its Acid Gas Injection (“AGI”) project at Kings Landing. The project will enable the Company to handle elevated levels of H₂S and CO₂ across all three Delaware North processing complexes. The project is expected to be in-service by year end 2026.
EPIC Sale
On October 31, 2025, the Company consummated the EPIC Sale and received $504.2 million of upfront cash consideration in exchange for its entire 27.5% interest in EPIC. The Company recognized a net gain of $415.4 million for the year ended December 31, 2025 in relation to this transaction. In addition, the Company can receive approximately $96.0 million attributable to an earnout, payable upon the approval by the board of directors of the general partner of EPIC of one or more capital projects that achieve certain capacity expansion criteria.
Financing Activities
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

On April 1, 2025, the Partnership entered into an amendment to its accounts receivable securitization facility dated April 2, 2024 (as amended, the “Amended A/R Facility”) to, among other things, increase the facility limit to $250.0 million and extend the scheduled termination date to March 31, 2026. The Partnership expects to renew the facility upon its termination.
On May 30, 2025, the Partnership entered into a term loan credit agreement, which provides a $1.15 billion senior unsecured credit facility maturing on May 30, 2028 (the “Term Loan Credit Agreement”).
On May 30, 2025, the Partnership entered into a revolving credit agreement that provides a $1.60 billion senior unsecured revolving credit facility, which includes a $200.0 million sublimit for the issuance of letters of credit, and a $300.0 million sublimit for swingline loans (the “Revolving Credit Agreement”). All borrowing under this revolving credit facility will mature on May 30, 2030, unless such maturity date is adjusted in accordance with the Revolving Credit Agreement.
On May 30, 2025, in connection with entry into the Term Loan Credit Agreement and the Revolving Credit Agreement, the Company repaid all outstanding borrowings under and extinguished (1) the 2022 term loan credit agreement, dated June 8, 2022 (the “2022 Term Loan Credit Agreement”) and (2) the 2022 revolving credit agreement, dated June 8, 2022 (the “2022 Revolving Credit Agreement”). The Company recorded a loss on debt extinguishment of $0.6 million for the extinguishment of these existing credit facilities.
Factors Affecting Our Business
Commodity Price Volatility
There has been, and we believe there will continue to be, volatility in commodity prices and in the relationships among NGLs, crude oil and natural gas prices. As a result of uncertainty around global commodity supply and demand, global geopolitical conflicts, foreign and domestic trade policies implemented by the Trump Administration and responses thereto, and recent action by OPEC+, global oil and natural gas commodity prices continue to remain volatile. The volatility and uncertainty of natural gas, crude oil and NGL prices impact drilling, completion and other investment decisions by producers and ultimately supply to our systems. In addition, the instability of the international political environment and human and economic hardship resulting from the armed conflicts would have a highly uncertain impact on the U.S. economy, which in turn, might affect our business and operations adversely. Moreover, the impact of tariffs imposed by the Trump Administration and foreign governments is highly uncertain. Our product sales revenue is exposed to commodity price fluctuations. Therefore, commodity price decline and sustained periods of low natural gas, NGL, and condensate prices could have an adverse effect on our product revenue stream. The Company continues to monitor commodity prices closely and may enter into commodity price hedges to mitigate the volatility risk. In addition, the Company, when economically appropriate, enters into fee-based and NGL arbitrage arrangements that insulate the Company from commodity price volatility.
In addition, our business requires access to steel and other materials to construct and maintain our pipelines and other midstream assets. Imposition of, or increase in, tariffs on imports of steel or other materials, as well as corresponding price increases for such materials available domestically, could increase our construction costs and our costs to maintain our assets. The Company continues to monitor costs of materials used for capital expenditure and considers budget-to-actual and forecast-to-actual variances on a monthly basis to mitigate volatility risk. See Part I, Item 1A. Risk Factors for additional discussion.
Inflation and Interest Rates
The annual rate of inflation in the United States was 2.4% in January 2026 as measured by the Consumer Price Index. In light of the recent economic activity and labor market conditions, the FOMC decided to maintain the target range for the federal funds rate to 3.50% - 3.75 % during its meeting in January 2026. During the meeting, the FOMC noted that the economic activity has been expanding at a solid pace; job gains have remained low and the unemployment rate has shown some signs of stabilization, and inflation has remained somewhat elevated. The FOMC also noted that it remains attentive to the risks to both sides of its dual mandate and seeks to achieve maximum employment and inflation at the rate of 2.00%. The Company will continue to monitor the FOMC’s monetary policy and interest rate movement. Refer to Note 13—Derivatives and Hedging Activities in the Notes to Consolidated Financial Statements in this Annual Report for additional discussion regarding our hedging strategies and objectives for interest rate risk.

Results of Operations

The following table presents the Company’s results of operations for the periods presented:

	Year Ended December 31,
	2025	2024	% Change

	(In thousands, except percentages)
Operating revenues:
Service revenue	$445,496	$408,000	9%
Product revenue	1,307,228	1,062,986	23%
Other revenue	11,665	11,943	(2)%
Total operating revenues	1,764,389	1,482,929	19%
Operating costs and expenses:
Cost of sales (excluding depreciation and amortization expenses)(1)	785,948	620,618	27%
Operating expenses	271,402	195,970	38%
Ad valorem taxes	28,851	24,714	17%
General and administrative expenses	130,616	134,157	(3)%
Depreciation and amortization expenses	382,645	324,197	18%
Loss on disposal of assets, net	8	4,040	(100)%
Total operating costs and expenses	1,599,470	1,303,696	23%
Operating income	164,919	179,233	(8)%
Other income (expense):
Interest and other income	3,983	2,802	42%
Loss on debt extinguishment	(635)	(525)	21%
Gain on sale of equity method investment	415,409	89,802	NM
Interest expense	(233,371)	(217,235)	7%
Equity in earnings of unconsolidated affiliates	226,351	213,191	6%
Total other income, net	411,737	88,035	NM
Income before income taxes	576,656	267,268	116%
Income tax expense	50,728	23,035	120%
Net income including noncontrolling interest	$525,928	$244,233	115%
(1)Cost of sales (excluding depreciation and amortization expenses) is net of gas service revenues totaling $315.6 million and $219.7 million for the years ended December 31, 2025 and 2024, respectively, for certain volumes where we act as principal.
NM - Not meaningful
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Revenues
For the year ended December 31, 2025, revenue increased by $0.28 billion, or 19%, to $1.76 billion, compared to $1.48 billion for the same period in 2024. The increase was primarily driven by higher period-over-period product revenue due to increased NGL and condensate volumes sold and increased natural gas residue prices.
Service revenue
Service revenue consists of service fees paid to the Company by its customers for providing comprehensive gathering, treating, processing and water disposal services necessary to bring natural gas, NGLs and crude oil to market. Service revenue for the year ended December 31, 2025, increased by $37.5 million, or 9%, to $445.5 million, compared to $408.0 million for the same period in 2024. The increase was primarily driven by higher period-over-period gas gathering fees of $29.0 million, and higher period-over-period crude gathering fees of $8.7 million, which was driven by a period-over-period increase in gathered crude volumes of 21.3 million Bbls per day, or 55%. Period-over-period total gathered and processed gas volumes increased by 325.8 MMcf per day, or 17% and 172.6 MMcf per day, or 11%, respectively. Of the increase, Durango’s operations accounted for 146.9 MMcf per day and 142.5 MMcf per day of gathered and processed gas volumes, respectively. Over 97% of service revenues are included in the Midstream Logistics segment.

Product revenue
Product revenue consists of commodity sales (including condensate, natural gas residue and NGLs). Product revenue for the year ended December 31, 2025, increased by $0.24 billion, or 23%, to $1.31 billion, compared to $1.06 billion for the same period in 2024, primarily due to a period-over-period increase in NGL and condensate volumes sold of 17.0 million barrels, or 41%, and a period-over-period increase in natural gas prices of $0.43 per MMBtu, or 33%, partially offset by a decrease in natural gas residue sales volumes of 9.8 million MMBtu, or 16%, and decreases in NGL and condensate prices of $2.87 per barrel, or 13% and $11.86 per barrel, or 16%, respectively. Product revenues are included entirely in the Midstream Logistics segment.
Operating Costs and Expenses
Costs of sales (excluding depreciation and amortization expenses)
Cost of sales (excluding depreciation and amortization expenses) primarily consists of purchases of NGLs and natural gas from our producers at contracted market prices to support product sales to other third parties. For the year ended December 31, 2025, cost of sales increased by $165.3 million, or 27%, to $785.9 million, compared to $620.6 million for the same period in 2024. As discussed above, the increase was primarily driven by period-over-period increases in NGL and condensate volumes sold and natural gas prices, slightly offset by decreases in natural gas sales volumes and NGL and condensate prices. More than 99% of the cost of sales (excluding depreciation and amortization expenses) are included in the Midstream Logistics segment.
Operating expenses
Operating expenses increased by $75.4 million, or 38%, to $271.4 million for the year ended December 31, 2025, compared to $196.0 million for the same period in 2024. Of the total increase, $29.9 million was driven by Durango’s full 12 months of operations, and $23.7 million was driven by Barilla Draw operations acquired in January 2025. The remaining increase was primarily driven by increases in utility costs totaling $20.5 million. Over 99% of operating expenses are included in the Midstream Logistics segment.
Depreciation and amortization expenses
Depreciation and amortization expense increased by $58.4 million, or 18% to $382.6 million for the year ended December 31, 2025, compared to $324.2 million for the same period in 2024. Of the total increase, $32.8 million was driven by the Durango Acquisition that was completed during late June 2024, and $9.9 million was driven by assets placed into service from Barilla Draw operations acquired in January 2025. The remaining increase was driven by other assets placed in service during 2025.
Other Income (Expense)
Gain on sale of equity method investment
Gain on sale of equity method investment increased by $325.6 million, or over 300% to $415.4 million for the year ended December 31, 2025, compared to $89.8 million for the same period in 2024. The increase was related to the higher gain realized on the EPIC Sale consummated in the fourth quarter of 2025, compared to the gain realized on the GCX sale during the second quarter of 2024.
Interest expense
Interest expense increased by $16.1 million, or 7%, to $233.4 million for the year ended December 31, 2025, compared to $217.2 million for the same period in 2024. The increase in interest expense was primarily driven by a decrease in net realized and unrealized gains on interest rate swaps totaling $12.3 million and an increase in interest expenses of $10.0 million due to higher outstanding debt balances. The increase was partially offset by an increase in capitalized interest of $6.2 million, mainly related to the Kings Landing Project. Refer to Note—12 Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements regarding the Company’s strategy in managing interest rate risk.
Income Taxes Expense
Income tax expense increased by $27.7 million, or 120% to $50.7 million for the year ended December 31, 2025, compared to $23.0 million for the same period in 2024. The increase was primarily due to the increase in income before income taxes of $309.4 million for the year ended December 31, 2025 compared to the same period in 2024.

Key Performance Metrics
Adjusted EBITDA
Adjusted EBITDA is defined as net income including noncontrolling interest adjusted for interest, taxes, depreciation and amortization, gain or loss on disposal of assets and debt extinguishment, the proportionate EBITDA from our EMI Pipelines, equity income and gain from sale of investments recorded using the equity method, share-based compensation expense, noncash increases and decreases related to commodity hedging activities, fair value adjustments to contingent liabilities, integration and transaction costs, litigation costs and extraordinary losses and unusual or non-recurring charges. Adjusted EBITDA provides a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.
We believe that Adjusted EBITDA provides a meaningful understanding of certain aspects of earnings before the impact of investing and financing charges and income taxes. Adjusted EBITDA is useful to an investor in evaluating our performance because this measure:
•Is widely used by analysts, investors and competitors to measure a company’s operating performance;
•Is a financial measurement that is used by rating agencies, lenders, and other parties to evaluate our creditworthiness; and
•Is used by our management for various purposes, including as a measure of performance and as a basis for strategic planning and forecasting.
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

	For The Year Ended December 31,
	2025	2024	% Change

	(In thousands, except percentage)
Reconciliation of net income including noncontrolling interest to Adjusted EBITDA
Net income including noncontrolling interest	$525,928	$244,233	115%
Add back:
Interest expense	233,371	217,235	7%
Income tax expense	50,728	23,035	120%
Depreciation and amortization expenses	382,645	324,197	18%
Amortization of contract costs	6,794	6,621	3%
Proportionate EMI EBITDA	339,448	346,666	(2)%
Share-based compensation	62,617	76,536	(18)%
Loss on disposal of assets, net	8	4,040	(100)%
Loss on debt extinguishment	635	525	21%
Unrealized (gain) loss on derivatives	(18,871)	10,788	NM
Contingent liabilities fair value adjustment	5,190	200	NM
Integration costs	14,958	5,826	157%
Acquisition transaction costs	275	4,096	(93)%
Litigation costs	19,708	6,074	NM
Other one-time cost and amortization	7,540	6,027	25%
Deduct:
Other interest income	1,510	1,988	(24)%
Gain on sale of equity method investment	415,409	89,802	NM
Equity income from unconsolidated affiliates	226,351	213,191	6%
Adjusted EBITDA	$987,704	$971,118	2%
NM - Not meaningful
Adjusted EBITDA increased by $16.6 million, or 2% to $987.7 million for the year ended December 31, 2025, compared to $971.1 million for the same period in 2024. As discussed in the Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Annual Report, $281.5 million of the increase was due to increased total operating revenues, partially offset by increased cost of sales (excluding depreciation and amortization expenses) of $165.3 million and an increase in operating expenses, ad valorem taxes and general and administrative expenses totaling $76.0 million. The increase was also offset by (i) lower proportionate EMI EBITDA of $7.2 million primarily due to the sale of the Company’s equity interests in GCX in June 2024 and EPIC in October 2025; (ii) a decrease in non-cash or unusual or one time items totaling $18.0 million, which was mainly driven by a decrease in share-based compensation of $13.9 million primarily due to a decrease of RSUs granted during 2025 and vesting of Class A shares and RSUs in the first quarter 2025, and a decrease in unrealized gain/loss in commodity hedging activities of $29.7 million, partially offset by an increase in integration, transaction, litigation costs and other one-time costs or amortization costs of $20.5 million, primarily related to the Durango and Barilla Draw acquisitions, and higher fair value adjustments to the contingent liability related to the Kings Landing Earnout of $5.0 million.
Segment Adjusted EBITDA
Segment Adjusted EBITDA is defined as segment net income or loss including noncontrolling interest adjusted for interest, taxes, depreciation and amortization, gain or loss on disposal of assets and debt extinguishment, the proportionate EBITDA from our EMI Pipelines, equity income and gain from sale of investments recorded using the equity method, share-based compensation expense, noncash increases and decreases related to commodity hedging activities, integration and transaction costs and extraordinary losses and unusual or non-recurring charges. The following table presents Segment Adjusted EBITDA for the years ended December 31, 2025 and 2024. Also refer to Note 19—Segments in the Notes to our Consolidated Financial Statements in this Annual Report for reconciliation of segment adjusted EBITDA to Income before income taxes.

	For The Year Ended December 31,
	2025	2024	% Change

	(In thousands, except percentage)
Midstream Logistics	$635,845	$614,883	3%
Pipeline Transportation	370,134	377,550	(2)%
Corporate and Other(1)	(18,275)	(21,315)	(14)%
Total segment adjusted EBITDA	$987,704	$971,118	2%
(1)Corporate and Other represents those results that: (i) are not specifically attributable to a reportable segment; (ii) are not individually reportable; or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items.
Midstream Logistics segment adjusted EBITDA increased by $21.0 million, or 3%, to $635.8 million for the year ended December 31, 2025, compared to $614.9 million for the same period in 2024. The increase was primarily due to the increased total operating revenue of $281.3 million, or 19%, partially offset by increases in cost of sales (excluding depreciation and amortization expenses) of $165.0 million, or 27%, and operating expense and ad valorem taxes of $79.8 million or 37%. The reasons for the fluctuations are discussed in the Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Annual Report. The increase was also driven by an increase in non-cash or unusual or one time items related to integration costs of $11.1 million related to the Durango and Barilla Draw Acquisitions and a $5.0 million higher fair value adjustment related to the contingent liability for the Kings Landing Earnout, partially offset by a decrease in unrealized gain/loss in commodity hedging activities of $29.7 million.
Pipeline Transportation segment adjusted EBITDA decreased by $7.4 million, or 2%, to $370.1 million for the year ended December 31, 2025, compared to $377.6 million for the same period in 2024. The decrease was primarily due to a decrease of proportionate EMI EBITDA of $7.2 million, or 2%, due to the sales of equity interests in GCX in June 2024 and EPIC in October 2025.

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
During the year ended December 31, 2025, the Company’s primary sources of cash were distributions from the EMI Pipelines, borrowings under the revolving credit facility and the Amended A/R Facility, proceeds from the EPIC Sale and the issuance of the New 2028 Notes, and cash generated from operations. Based on the Company’s current financial plan, the Company believes that cash from operations and distributions from the EMI Pipelines and remaining borrowing capacity on our credit facilities will generate cash flows in excess of capital expenditures and the amount required to fund the Company’s planned quarterly dividend over the next 12 months. The following table presents a summary of the Company’s key liquidity indicators at the dates presented:

Liquidity

	December 31, 2025
(In thousands)	Total Capacity	Outstanding Borrowings	Letters of Credit	Available Borrowing Capacity
A/R Facility	$250,000	$165,200	$—	$84,800
Revolving Line of Credit	1,600,000	453,000	12,600	1,134,400
Total	$1,850,000	$618,200	$12,600	$1,219,200
Cash and cash equivalents				3,951
Total liquidity				$1,223,151

	December 31, 2024
(In thousands)	Total Capacity	Outstanding Borrowings	Letters of Credit	Available Borrowing Capacity
A/R Facility	$150,000	$140,200	$—	$9,800
Revolving Line of Credit	1,250,000	590,000	12,600	647,400
Total	$1,400,000	$730,200	$12,600	$657,200
Cash and cash equivalents				3,606
Total liquidity				$660,806
Long-term Financing
From time to time, we issue long-term debt. Our senior unsecured notes are fixed rate borrowings; however, we have some exposure to the risk of changes in interest rates, primarily as a result of the variable rate borrowings under the Term Loan Credit Agreement, the Revolving Credit Agreement and the Amended A/R Facility. We use interest rate swaps to mitigate the impact of changes in interest rates on cash flows. See Note 13—Derivatives and Hedging Activities in the Notes to the Consolidated Financial Statements in this Annual Report for detailed discussion.
As of December 31, 2025, we had $1.05 billion of our 6.625% senior unsecured notes due 2028 and $1.00 billion of our 5.875% senior unsecured notes due 2030 outstanding.
Term Loan Credit Agreement
On May 30, 2025, the Partnership entered into the Term Loan Credit Agreement. The Term Loan Credit Agreement provides for a $1.15 billion senior unsecured credit facility. As of December 31, 2025, we had an outstanding borrowing of $1.15 billion under the Term Loan Credit Agreement.
Revolving Credit Agreement
On May 30, 2025, the Partnership entered into the Revolving Credit Agreement. The Revolving Credit Agreement provides for a $1.60 billion senior unsecured revolving credit facility, which includes a $200.0 million sublimit for the issuance of letters of credit, and a $300.0 million sublimit for swingline loans.
All borrowings under the Revolving Credit Agreement mature on May 30, 2030, unless such maturity date is adjusted in accordance with the Revolving Credit Agreement. As of December 31, 2025, we had an outstanding borrowing of $453.0 million and remaining borrowing capacity of $1.13 billion.
In connection with entry into the Term Loan Credit Agreement and the Revolving Credit Agreement, the Company repaid and terminated the 2022 Term Loan Credit Agreement and the 2022 Revolving Credit Agreement.

A/R Facility
On April 1, 2025, the Partnership entered into an amendment to its A/R Facility to, among other things, increase the facility limit to $250.0 million and extend the scheduled termination date to March 31, 2026. As of December 31, 2025, we had an outstanding borrowing of $165.2 million.
Capital Requirements and Expenditures
Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational regulations. During the years ended December 31, 2025 and 2024, capital spending for property, plant and equipment totaled $492.5 million and $263.5 million, respectively, intangible asset purchases totaled $37.2 million and $12.3 million, respectively, and contributions to EMI totaled $1.2 million and $3.3 million, respectively. In addition, the Company received net cash of $504.2 million for selling its entire equity interest in EPIC in the fourth quarter of 2025 and paid net cash of $85.4 million to acquire additional equity interests in EPIC in second quarter 2024. The Company also received net cash of $524.4 million for selling its entire equity interest in GCX during 2024. Furthermore, the Company paid net cash of $175.5 million associated with the Barilla Draw Acquisition in 2025 and $341.2 million associated with the Durango Acquisition in 2024, see additional information in Note 3 — Business Combinations in the Notes to the Consolidated Financial Statements in this Annual Report. Management believes its existing gathering, processing, and transmission infrastructure capacity is capable of fulfilling its contracts to service its customers.
The Company estimates 2026 capital expenditures of approximately $450.0 million to $510.0 million, which is slightly lower than 2025. Nearly 70% of the estimated capital expenditure is to be spent on continue expansion into the state of New Mexico to capitalize on expansive gathering system and early mover advantage, including the completion of the ECCC Pipeline, Phase 1 of the Kings Landing AGI project and the continued build out of the low and high pressure gathering system in the Eddy County, New Mexico.
The Company anticipates its existing capital resources will be sufficient to fund the future capital expenditures for EMI Pipelines and the Company’s existing infrastructure assets over the next 12 months. For further information on EMIs, refer to Note 7—Equity Method Investments in the Notes to our Consolidated Financial Statements in this Annual Report.
Cash Flows
The following tables present cash flows from operating, investing, and financing activities:

	For The Year Ended December 31,
	2025	2024

	(In thousands)
Cash provided by operating activities	$604,120	$637,346
Cash used in investing activities	$(199,094)	$(176,887)
Cash used in financing activities	$(404,681)	$(461,363)
Operating Activities. Net cash provided by operating activities decreased by $33.2 million for the year ended December 31, 2025, compared with the same period in 2024. The change in the operating cash flows reflected (i) an increase in net income including noncontrolling interest of $281.7 million; (ii) a decrease in adjustments related to non-cash items of $302.9 million, which was mainly driven by an increase in gain recognized on sale of equity method investment of $325.6 million and an increase in depreciation and amortization expense of $58.4 million, partially offset by a favorable derivative fair value adjustment of $23.7 million compared to an unfavorable derivative fair value adjustment of $17.7 million in the same period in 2024; (iii) a decrease in distribution from unconsolidated affiliates of $44.0 million and a payment of continent liability related to the Kings Landing Earnout that was in excess of acquisition-date fair value of $5.4 million; (iv) an increase in derivative hedging activities realized gain of $11.5 million; and (v) an increase in working capital of $25.8 million.
Investing Activities. Net cash used in investing activities increased by $22.2 million for the year ended December 31, 2025 compared with the same period in 2024. The increase was primarily driven by lower proceeds from sales of equity method investments of $20.2 million, an increase in property, plant and equipment and intangible asset expenditures of $228.9 million and $24.9 million, respectively, partially offset by decreases in net cash paid for business acquisition and acquisition of equity interest in unconsolidated affiliate of $165.7 million and $85.4 million, respectively.

Financing Activities. Net cash used in financing activities decreased by $56.7 million for the year ended December 31, 2025 compared with the same period in 2024. The decrease was mainly driven by net proceeds from long-term debt, Revolving Credit Facility and A/R Facility of $275.9 million compared to a net repayment of outstanding debt of $65.4 million made in 2024. The decrease in cash outflow was partially offset by increases in cash dividends paid to Class A Common Stock shareholders and Class C Common Unit holders of $104.1 million, repurchase of Class A Common Stock made during 2025 of $176.0 million and payments related to settlement of Kings Landing Earnout of $4.5 million, which was the fair value of the earnout contingent liability identified as of Durango Acquisition date.
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
During 2025, the Company made cash dividend payments of $500.1 million to holders of Class A Common Stock and Common Units and $1.7 million was reinvested in shares of Class A Common Stock. During 2024, the Company made cash dividend payments of $396.0 million to holders of Class A Common Stock and Common Units and $75.6 million was reinvested in shares of Class A Common Stock. The significant decrease in reinvestment in shares of Class A Common Stock was primarily driven by the termination of the Reinvestment Agreement in March 2024.
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
During the year ended December 31, 2025, the Company repurchased 4.1 million shares at a total cost of $176.0 million. In addition, the Company retired the entirety of the 4.1 million shares held as treasury stock during 2025. There was $318.2 million available under the Repurchase Program as of December 31, 2025.
Dividend
On January 22, 2026, the Company declared a cash dividend of $0.81 per share on the Company’s Class A Common Stock and a distribution of $0.81 per Common Unit from the Partnership to the holders of Common Units. Dividends were payable on February 13, 2026 to holders of record as of market close on February 6, 2026. As the context requires, dividends paid to holders of Class A Common Stock and distributions paid to holders of Common Units may be referred to collectively as “dividends”.

Off-Balance Sheet Arrangements
As of December 31, 2025, there were no off-balance sheet arrangements.

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
Business Combinations
For acquired businesses, we recognize the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their estimated fair values on the date of acquisition with any excess purchase price over the fair value of net assets acquired recorded to goodwill. Determining the fair value of these items requires management’s judgment and/or the utilization of independent valuation specialists and involves the use of significant estimates and assumptions. The judgments made in the determination of the estimated fair value assigned to the assets acquired, the liabilities assumed and any noncontrolling interest in the investee, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, such as through depreciation and amortization expense. See Note 3—Business Combinations in our Notes to the Consolidated Financial Statements in this Annual Report for more information regarding our valuation approach.
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
Equity Method Investments
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
Derivative Instruments and Hedging Activities
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
Legal and Regulatory Matters
The Company is a party to various legal actions arising in the ordinary course of its business. In accordance with FASB ASC 450, Contingencies, the Company accrues reserves for outstanding lawsuits, claims and proceedings when a loss contingency is probable and can be reasonably estimated. The Company expenses legal costs as incurred and estimates the amount of loss contingencies using current available information from legal proceedings, advice from legal counsel and other relevant external experts. Due to the inherent subjectivity of the assessments and unpredictability of the outcomes of any legal proceedings, any amounts estimated or accrued may not represent the ultimate loss to the Company from the legal proceedings in question. To the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise our estimates, our earnings will be affected.
The Company and certain of its affiliates are currently defending against certain lawsuits and have accrued immaterial reserves as of December 31, 2025. See Note 17—Commitments and Contingencies in our Notes to the Consolidated Financial Statements in this Annual Report for more information.
Environmental Matters
With respect to our environmental exposure, we utilize both internal staff and external experts to assist us in identifying environmental issues and in estimating the costs and timing of remediation efforts. Our accrual of environmental liabilities often coincides either with our completion of a feasibility study or our commitment to a formal plan of action, but generally, we recognize and/or adjust our probable environmental liabilities, if necessary or appropriate, following quarterly reviews of potential environmental issues and claims that could impact our assets or operations. In recording and adjusting environmental liabilities, we consider the effect of environmental compliance, pending legal actions against us, and potential third-party liability claims. The estimated environmental matter-related liability was $14.0 million and $24.0 million as of December 31, 2025 and 2024, respectively. See Note 17—Commitments and Contingencies in our Notes to the Consolidated Financial Statements in this Annual Report for more information on environmental matters.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosure About Market Risk
The Company is exposed to various market risks, including the effects of adverse changes in commodity prices and credit risk as described below. The Company continually monitors its market risk exposure, including the impact of regional and international political instability, foreign and domestic trade policies under the U.S. Administration and monetary policy addressing the interest rate and inflation trend, which continued to have significant impact on volatility and uncertainties in the financial markets.
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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2025, the Company had interest bearing debt, net of deferred financing costs, with a principal amount of $3.79 billion. We are not exposed to changes in interest rates with respect to our senior unsecured notes due in 2028 and 2030 as these are fixed-rate obligations. The interest rates for the Revolving Credit Facility, the Term Loan Credit Facility and the A/R Facility are variable, which exposes the Company to the risk of increased interest expense in the event of increases to interest rates. Accordingly, results of operations, cash flows, financial condition and the ability to make cash distributions could be adversely affected by significant increases in interest rates. A 1.0% increase or decrease in interest rates would change our annualized interest expense by approximately $17.7 million for the Revolving Credit Facility, the Term Loan Credit Facility and the A/R Facility, based on our outstanding borrowings at December 31, 2025.
To mitigate interest rate risk exposure, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. As of December 31, 2025, the Company had nine interest rate swap contracts with total notional amounts of $675.0 million effective on May 1, 2023 and matured on December 31, 2025 that paid a fixed rate ranging from 3.02% to 4.18% and two interest rate swap contracts with a total notional amount of $500.0 million effective December 31, 2025 and maturing on December 31, 2026 that pay a fixed rate ranging from 3.41% to 3.42%. Refer to Note 13—Derivative and Hedging Activities in the Notes to our Consolidated Financial Statements in this Annual Report for additional discussion regarding our hedging strategies and objectives.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

The Company’s Chief Executive Officer, President and Director, in his capacity as principal executive officer, and the Company’s Executive Vice President, Chief Accounting and Chief Administrative Officer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)) as of December 31, 2025, the end of the period covered by this Annual Report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The Management’s Report on Internal Control Over Financial Reporting is included on page F-1 in Part IV, Item 15 of this Annual Report and is incorporated herein by reference. Management concluded that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm. See Attestation Report of Independent Registered Public Accounting Firm under Part IV, Item 15 of this Annual Report.
Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION
Trading Arrangements
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the captions “Election of Directors” and “Information About Our Executive Officers” in the proxy statement relating to the Company’s 2026 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed no later than 120 days after December 31, 2025, is incorporated herein by reference.
Code of Ethics
The Company is required to adopt a code of conduct for its directors, officers, and employees. The Board has adopted the Code of Conduct, which was revised in August 2025. One can access the Company’s Code of Conduct on the Investor - Governance page of the Company’s website at www.kinetik.com. Any stockholder who so requests may obtain a printed copy of the Code of Conduct without charge by submitting a request to the Company’s corporate secretary at the address on the cover of this Annual Report. Changes in and waivers to the Code of Conduct for the Company’s directors, chief executive officer, and certain senior financial officers will be posted on the Company’s website within four business days and maintained for at least 12 months. Information on the Company’s website or any other website is not incorporated by reference into, and does not constitute a part of, this Annual Report.

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

Documents included in this Annual Report:

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

4.2	–	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023).
4.3	–
Second Amended and Restated Registration Rights Agreement, dated February 22, 2022, by and among Altus Midstream Company, Apache Midstream LLC, Raptor Aggregator, LP, BX Permian Pipeline Aggregator, LP, Buzzard Midstream LLC and the other holders party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 28, 2022).

4.4	–
Indenture, dated June 8, 2022, by and among Kinetik Holdings Inc., as parent, Kinetik Holdings LP, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2022).

4.5	–	Form of 5.875% Senior Notes Due 2030 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 14, 2022).
4.6	–
Indenture, dated December 6, 2023, by and among Kinetik Holdings Inc., Kinetik Holdings LP and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2023).

4.7	–	Form of 6.625% Sustainability-Linked Senior Notes (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2023).
4.8	–
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
Amendment No. 1 to Receivables Purchase Agreement, dated as of April 1, 2025, by and among Kinetik Receivables LLC, as the seller, Kinetik Holdings LP, a subsidiary of Kinetik Holdings Inc., as the servicer, PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as structuring agent, and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 1, 2025).

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

10.6***	–
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

10.7***	–
Sale and Contribution Agreement, dated April 2, 2024, by and among Kinetik Holdings LP, a subsidiary of Kinetik Holdings Inc., Kinetik Receivables LLC and the originators party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 2, 2024).

10.8***	–
Purchase and Sale Agreement, dated as of May 9, 2024, by and among Kinetik GCX Pipe LLC, GCX Pipeline, LLC, solely for purposes of Section 6.7, Article X and Article XI, AL GCX Holdings, LLC and solely for purposes of Section 6.8, Article X and Article XI, Kinetik Holdings LP (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 13, 2024).

10.9***	–
Membership Interest Purchase Agreement, dated as of May 9, 2024, by and among Kinetik Holdings Inc., – Kinetik Holdings LP and Durango Midstream, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2024).

10.1	–
Observer Rights Agreement, dated as of June 24, 2024, by and among Kinetik Holdings Inc., Kinetik Holdings LP and Durango Midstream LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 28, 2024).

10.11†	–
Kinetik Holdings Inc. Separation and Release Agreement, dated as of June 30, 2025, by and between the Company and Anne Psencik (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2025).

10.12†	–
Kinetik Holdings Inc. Consulting Agreement, dated as of June 30, 2025, by and between the Company and Anne Psencik. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2025).

10.13†	–
Kinetik Holdings Inc. Separation and Release Agreement, dated as of February 28, 2025, by and between the Company and Todd Carpenter (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2025).

10.14†	–
Kinetik Holdings Inc. Consulting Agreement, dated as of February 28, 2025, by and between the Company and Todd Carpenter (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2025).

10.15†	–	Form of Special Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2025).
10.16†	–	Form of Dividend Equivalent Right Election Form (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2025).
10.17†	–	Form of Special Restricted Stock Unit Agreement (Directors) (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2025).
10.18†	–	Kinetik Holdings Inc. Amended and Restated 2019 Omnibus Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2024).
10.19†	–	Form of Deferred Stock Unit Agreement (Directors) (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2022.)
10.20†	–	Form of Performance Stock Unit Agreement (2024) (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed on March 5, 2024).
10.21*†	–	Form of Special Restricted Stock Unit Agreement (2026).
10.22*†	–	Kinetik Holdings Inc. Second Amended and Restated Executive Severance Plan
19.1	–	Insider Trading Policy adopted February 26, 2025 (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2025)
21.1*	–	Subsidiaries of the Company.
23.1*	–	Consent of KPMG LLP.
23.2*	–	Consent of KPMG LLP. relating to the financial statements of Permian Highway Pipeline LLC.
31.1*	–	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	–	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	–	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	–	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1	–	Kinetik Holdings Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K on March 5, 2024).
99.1*	–	Permian Highway Pipeline LLC audited financial statements as of December 31, 2025.
101*	–
The following financial statements from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Equity and Noncontrolling Interest and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

KINETIK HOLDINGS INC.

Dated:	February 26, 2026	/s/ Jamie Welch
Jamie Welch
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated:	February 26, 2026	/s/ Steven Stellato
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

Name	Title	Date
/s/ Jamie Welch	Chief Executive Officer, President and Director	February 26, 2026
/s/ Steven Stellato	Executive Vice President, Chief Accounting and Chief Administrative Officer	February 26, 2026
/s/ David Foley	Chair	February 26, 2026
/s/ John Paul Munfa	Director	February 26, 2026
/s/ Karen Putterman	Director	February 26, 2026
/s/ Michael A. Kumar	Director	February 26, 2026
/s/ William Ordemann	Director	February 26, 2026
/s/ Laura Sugg	Director	February 26, 2026
/s/ Kevin McCarthy	Director	February 26, 2026
/s/ Mark Leland	Director	February 26, 2026
/s/ Deborah Byers	Director	February 26, 2026

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2025.
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
Senior Vice President, Controller

Houston, Texas
February 26, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Kinetik Holdings Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kinetik Holdings Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in equity and noncontrolling interest, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of impairment indicators for long-lived assets
As discussed in Note 2 to the consolidated financial statements, the Company assesses property, plant, and equipment, net and intangible assets, net (collectively, long-lived assets) for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairments exist when the carrying value of a long-lived asset exceeds the total estimated undiscounted net cash flows from the future use and eventual disposition of the asset. The carrying value of property, plant, and equipment, net and intangible assets, net as of December 31, 2025, was $3.9 billion and $553.2 million, respectively.

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
February 26, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Kinetik Holdings Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Kinetik Holdings Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in equity and noncontrolling interest, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2026 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Houston, Texas
February 26, 2026

KINETIK HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2025	2024	2023

	(In thousands, except per share data)
Operating revenues:
Service revenue	$445,496	$408,000	$417,751
Product revenue	1,307,228	1,062,986	822,410
Other revenue	11,665	11,943	16,251
Total operating revenues(1)	1,764,389	1,482,929	1,256,412
Operating costs and expenses:
Costs of sales (excluding depreciation and amortization expenses)(2)(3)	785,948	620,618	515,721
Operating expenses	271,402	195,970	161,520
Ad valorem taxes	28,851	24,714	21,622
General and administrative expenses	130,616	134,157	97,906
Depreciation and amortization expenses	382,645	324,197	280,986
Loss on disposal of assets, net	8	4,040	19,402
Total operating costs and expenses	1,599,470	1,303,696	1,097,157
Operating income	164,919	179,233	159,255
Other income (expense):
Interest and other income	3,983	2,802	2,004
Loss on debt extinguishment	(635)	(525)	(1,876)
Gain on sale of equity method investment	415,409	89,802	—
Interest expense	(233,371)	(217,235)	(205,854)
Equity in earnings of unconsolidated affiliates	226,351	213,191	200,015
Total other income (expense), net	411,737	88,035	(5,711)
Income before income taxes	576,656	267,268	153,544
Income tax expense (benefit)	50,728	23,035	(232,908)
Net income including noncontrolling interest	525,928	244,233	386,452
Net income attributable to Common Unit limited partners	347,668	164,219	97,010
Net income attributable to holders of Class A Common Stock	$178,260	$80,014	$289,442

Net income attributable to Class A Common Shareholders, per share
Basic	$2.66	$1.03	$5.25
Diluted	$2.63	$1.02	$2.52

Weighted-average shares
Basic	61,962	59,284	51,823
Diluted	62,665	60,115	146,197
(1)Includes amounts associated with related parties of nil, $17.2 million and $104.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. Refer to Note 18—Related Party Transactions in the Notes to our Consolidated Financial Statements in this Annual Report for further information.
(2)Includes amounts associated with related parties of $28.5 million, $58.5 million and $59.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. Refer to Note 18—Related Party Transactions in the Notes to our Consolidated Financial Statements in this Annual Report for further information.
(3)Cost of sales (excluding depreciation and amortization expenses) is net of gas service revenues totaling $315.6 million, $219.7 million and $148.3 million for the years ended December 31, 2025, 2024 and 2023, respectively, for certain volumes where we act as principal.

The accompanying notes are an integral part of the Consolidated Financial Statements.

KINETIK HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024

	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,951	$3,606
Accounts receivable, net of allowance for credit losses of $1,000 in 2025 and 2024	85,276	111,940
Accounts receivable pledged	165,200	140,200
Derivative assets	13,906	2,308
Prepaid and other current assets	33,703	36,705
	302,036	294,759
NONCURRENT ASSETS:
Property, plant and equipment, net	3,866,236	3,433,864
Intangible assets, net	553,230	652,490
Derivative asset, non-current	1,467	65
Operating lease right-of-use assets	71,147	29,814
Deferred tax asset	197,702	203,996
Deferred charges and other assets	89,991	76,994
Investments in unconsolidated affiliates	2,008,725	2,117,878
Goodwill	5,077	5,077
	6,793,575	6,520,178
Total assets	$7,095,611	$6,814,937
LIABILITIES, NONCONTROLLING INTEREST AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$42,067	$27,239
Accrued expenses	172,050	186,714
Derivative liabilities	5,506	10,011
Current portion of operating lease liabilities	43,614	18,701
Current debt obligations	165,200	140,200
Other current liabilities	12,064	35,689
	440,501	418,554
NONCURRENT LIABILITIES
Long term debt, net	3,627,720	3,363,996
Contract liabilities	30,959	20,985
Operating lease liabilities	29,033	11,490
Derivative liabilities	—	1,937
Other liabilities	14,717	2,148
Deferred tax liabilities	22,299	16,761
	3,724,728	3,417,317
Total liabilities	4,165,229	3,835,871
COMMITMENTS AND CONTINGENCIES (NOTE 17)
Redeemable noncontrolling interest — Common Unit limited partners	3,495,762	5,955,662
EQUITY:
Class A Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 64,080,915 and 59,929,611 shares issued and outstanding at December 31, 2025 and 2024, respectively	6	6
Class C Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 97,557,604 and 97,783,034 shares issued and outstanding at December 31, 2025 and 2024, respectively	10	9
Deferred consideration	—	1
Additional paid-in capital	240,725	—
Accumulated deficit	(806,121)	(2,976,612)
Total equity	(565,380)	(2,976,596)
Total liabilities, noncontrolling interest and equity	$7,095,611	$6,814,937
The accompanying notes are an integral part of the Consolidated Financial Statements.

KINETIK HOLDINGS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2025	2024	2023

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$525,928	$244,233	$386,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	382,645	324,197	280,986
Amortization of deferred financing costs	7,869	7,438	6,194
Amortization of contract costs	6,794	6,621	6,620
Contingent liabilities fair value adjustment	5,190	200	—
Payment of contingent liability in excess of acquisition-date fair value	(5,390)	—	—
Distributions from unconsolidated affiliates	246,002	289,992	272,490
Derivatives settlement	4,287	(7,258)	25,708
Derivative fair value adjustment	(23,729)	17,713	(33,671)
Warrants fair value adjustment	—	—	(88)
Gain on sale of equity method investment	(415,409)	(89,802)	—
Loss on disposal of assets, net	8	4,040	19,402
Equity in earnings from unconsolidated affiliates	(226,351)	(213,191)	(200,015)
Loss on debt extinguishment	635	525	1,876
Share-based compensation	62,617	76,536	55,983
Deferred income tax expense (benefit)	50,660	19,503	(233,400)
Changes in operating assets and liabilities:
Accounts receivable and pledged receivable	1,664	(7,033)	(12,131)
Other assets	(12,445)	8,000	(5,910)
Accounts payable	4,633	(40,849)	19,804
Accrued liabilities	(12,611)	(2,913)	(6,521)
Operating leases	1,123	(606)	701
Net cash provided by operating activities	604,120	637,346	584,480
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment expenditures	(492,474)	(263,544)	(312,860)
Intangible assets expenditures	(37,197)	(12,329)	(16,694)
Investments in unconsolidated affiliate	(1,206)	(3,273)	(238,803)
Net cash paid for acquisition of interest in unconsolidated affiliate	—	(85,417)	—
Distributions from unconsolidated affiliates	2,853	4,059	6,679
Cash proceeds from sale of equity method investment	504,184	524,390	—
Cash proceeds from disposals of assets	227	409	358
Net cash paid for business combinations	(175,481)	(341,182)	(125,000)
Net cash used in investing activities	(199,094)	(176,887)	(686,320)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under A/R Facility	112,400	156,000	—
Payments on A/R Facility	(87,400)	(15,800)	—
Proceeds from borrowings from long-term debt	1,400,000	—	800,000
Payments on long-term debt	(1,000,000)	(200,000)	(800,000)
Payments of debt issuance costs, net	(10,924)	(1,086)	(11,238)
Payments of debt discount, net	(1,200)	(500)	—
Proceeds from revolving line of credit	1,628,000	1,060,000	752,500
Payments on revolving line of credit	(1,765,000)	(1,064,000)	(553,500)
Cash dividends paid to Class A Common Stock shareholders	(193,728)	(175,208)	(81,352)
Distributions paid to Class C Common Unit limited partners	(306,324)	(220,769)	(697)
Payments on contingent liability	(4,500)	—	—
Repurchase of Class A Common Stock	(176,005)	—	(5,757)
Net cash (used in) provided by financing activities	(404,681)	(461,363)	99,956
Net change in cash	345	(904)	(1,884)
CASH, BEGINNING OF PERIOD	3,606	4,510	6,394
CASH, END OF PERIOD	$3,951	$3,606	$4,510

KINETIK HOLDINGS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended December 31,
	2025	2024	2023

	(In thousands)

SUPPLEMENTAL SCHEDULE OF INVESTING AND FINANCING ACTIVITIES
Cash paid for interest, net of amounts capitalized	$216,067	$244,603	$207,700
Cash paid for income taxes, net	$3,643	$560	$480
Property and equipment and intangible accruals in accounts payable and accrued liabilities	$31,934	$21,094	$27,316
Right-of-use obtained in exchange for lease liabilities	$34,735	$43,682	$5,189
Class A Common Stock issued through dividend and distribution reinvestment plan	$1,650	$75,633	$352,060

Fair value of assets acquired in business combinations	$191,133	$875,244	$—
Cash consideration paid	175,481	357,967	—
Class C Common Units issued	—	148,200	—
Deferred consideration	—	275,000	—
Contingent consideration	—	4,500	—
Liabilities assumed	$15,652	$89,577	$—

The accompanying notes are an integral part of the Consolidated Financial Statements.

KINETIK HOLDINGS INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NONCONTROLLING INTEREST

		Class A Common Stock		Class C Common Stock
						Deferred Consideration
	Redeemable Noncontrolling Interest — Common Unit Limited Partner	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Equity

	(In thousands)	(In thousands)

Balance at December 31, 2022	$3,112,409	45,679	$5	94,270	$9	—	$—	$118,840	$(958,629)	$—	$(839,775)
Redemption of Common Units	(5,634)	181	—	(181)	—	—	—	5,634	—	—	5,634
Issuance of Common Stock through dividend and distribution reinvestment plan	—	11,215	1	—	—	—	—	352,059	—	—	352,060
Retirement of treasury stock	—	—	—	—	—	—	—	—	(5,757)	5,757	—
Repurchase of Class A Common Stock	—	(194)	—	—	—	—	—	—	—	(5,757)	(5,757)
Share-based compensation	—	216	—	—	—	—	—	55,983	—	—	55,983
Net income	97,010	—	—	—	—	—	—	—	289,442	—	289,442
Change in redemption value of noncontrolling interest(1)	236,288	—	—	—	—	—	—	(339,838)	103,550	—	(236,288)
Distribution paid to Common Units limited partners	(282,266)	—	—	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($3.00 per share)	—	—	—	—	—	—	—	—	(152,122)	—	(152,122)
Balance at December 31, 2023	$3,157,807	57,097	$6	94,089	$9	—	$—	$192,678	$(723,516)	$—	$(530,823)

Balance at December 31, 2023	$3,157,807	57,097	$6	94,089	$9	—	$—	$192,678	$(723,516)	$—	$(530,823)
Durango Acquisition	423,200	—	—	3,840	—	7,680	1	—	—	—	1
Redemption of Common Units	(5,060)	146	—	(146)	—	—	—	5,060	—	—	5,060
Issuance of Common Stock through dividend and distribution reinvestment plan	—	2,213	—	—	—	—	—	75,633	—	—	75,633
Share-based compensation	—	474	—	—	—	—	—	76,536	—	—	76,536
Net income	164,219	—	—	—	—	—	—	—	80,014	—	80,014
Change in redemption value of noncontrolling interest(1)	2,506,075	—	—	—	—	—	—	(353,997)	(2,152,078)	—	(2,506,075)
Recognition of deferred tax asset	—	—	—	—	—	—	—	4,090	—	—	4,090
Distribution paid to Common Unit limited partners	(290,579)	—	—	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($3.03 per share)	—	—	—	—	—	—	—	—	(181,032)	—	(181,032)
Balance at December 31, 2024	$5,955,662	59,930	$6	97,783	$9	7,680	$1	$—	$(2,976,612)	$—	$(2,976,596)

KINETIK HOLDINGS INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NONCONTROLLING INTEREST (CONTINUED)

		Class A Common Stock		Class C Common Stock
						Deferred Consideration
	Redeemable Noncontrolling Interest — Common Unit Limited Partner	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Equity

	(In thousands)	(In thousands)

Balance at December 31, 2024	$5,955,662	59,930	$6	97,783	$9	7,680	$1	$—	$(2,976,612)	$—	$(2,976,596)
Issuance of deferred consideration for Durango Acquisition	—	—	—	7,680	1	(7,680)	(1)	—	—	—	—
Redemption of Common Units	(358,376)	7,905	—	(7,905)	—	—	—	358,376	—	—	358,376
Issuance of Common Stock through dividend and distribution reinvestment plan	—	34	—	—	—	—	—	1,650	—	—	1,650
Retirement of treasury stock	—	—	—	—	—	—	—	—	(176,005)	176,005	—
Repurchase of Class A Common Stock	—	(4,116)	—	—	—	—	—	—	—	(176,005)	(176,005)
Share-based compensation	—	328	—	—	—	—	—	62,617	—	—	62,617
Net income	347,668	—	—	—	—	—	—	—	178,260	—	178,260
Change in redemption value of noncontrolling interest(1)	(2,142,845)	—	—	—	—	—	—	(220,746)	2,363,591	—	2,142,845
Recognition of deferred tax asset	—	—	—	—	—	—	—	38,828	—	—	38,828
Distribution paid to Common Unit limited partners	(306,347)	—	—	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($3.12 per share)	—	—	—	—	—	—	—	—	(195,355)	—	(195,355)
Balance at December 31, 2025	$3,495,762	64,081	$6	97,558	$10	—	$—	$240,725	$(806,121)	$—	$(565,380)

(1)Represents the effects of the period-over-period change in the Class C redemption price in relation to outstanding common units.

The accompanying notes are an integral part of the Consolidated Financial Statements.

KINETIK HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Organization
Kinetik Holdings Inc. (the “Company”) is a holding company, whose significant assets are ownership of the non-economic general partner interest and an approximate 40% limited partner interest in Kinetik Holdings LP, a Delaware limited partnership (the “Partnership”). As the owner of the non-economic general partner interest in the Partnership, the Company is responsible for all related operational, management and administrative decisions and consolidates the results of the Partnership and its subsidiaries.
BCP Raptor Holdco, LP (“BCP”), the predecessor for accounting purposes of the Company was formed on April 25, 2017 as a Delaware limited partnership to acquire and develop midstream oil and gas assets.
On February 22, 2022 (the “Altus Closing Date”), the Company consummated the business combination transaction (the “Altus Acquisition”) contemplated by that certain Contribution Agreement, dated as of October 21, 2021 (the “Contribution Agreement”), by and among the Company, Altus Midstream LP (now known as Kinetik Holdings LP) (the “Partnership”), New BCP Raptor Holdco, LLC, a Delaware limited liability company (“Contributor”) and BCP. In connection with the closing of the Altus Acquisition, the Company changed its name from “Altus Midstream Company” to “Kinetik Holdings Inc”.
On June 24, 2024, the Company consummated the transaction contemplated by the Membership Interest Purchase Agreement (the “Durango MIPA”), dated May 9, 2024, by and between the Company, the Partnership, and Durango Midstream LLC, an affiliate of Morgan Stanley Equity Partners (the “Durango Seller”), pursuant to which the Partnership purchased all of the membership interests of Durango Permian LLC and its wholly owned subsidiaries (“Durango”) from Durango Seller (“Durango Acquisition”). The Durango Acquisition allows the Company to further expand its footprint into New Mexico and across the Northern Delaware Basin.
On January 14, 2025, the Company completed a bolt-on acquisition with Permian Resources Corporation (“Permian Resources”), who directly owned all of the issued and outstanding membership interests of (a) RC Permian Gathering, LLC, a Delaware limited liability company (“Permian Gathering”) and (b) Barilla Draw Gathering, LLC, a Delaware limited liability company (“Barilla Draw”), pursuant to which the Partnership purchased all of the membership interests of Permian Gathering and Barilla Draw (the “Barilla Draw Acquisition”).
Nature of Operations
Through its consolidated subsidiaries, the Company provides comprehensive gathering, produced water disposal, transportation, compression, processing and treating services necessary to bring natural gas, NGL and crude oil to market. Additionally, the Company owns two NGL pipelines and equity interests in two separate Permian Basin pipeline entities that have access to various markets along the U.S. Gulf Coast and Mexico markets.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with GAAP. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations have been made and are of a recurring nature unless otherwise disclosed herein. All intercompany balances and transactions have been eliminated in consolidation.
During the year ended December 31, 2025, the Company adopted ASU 2023-09, Income Taxes (Topic 740), Improvement to Income Tax Disclosure (“ASU 2023-09”). The Company adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025. The comparative years ended December 31, 2024 and 2023 are presented under ASC 740 Income Taxes (“ASC 740”) previous guidance. See Note 2—Summary of Significant Accounting Policies, Recently Adopted Accounting Pronouncement for further discussion.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
Preparation of financial statements in conformity with GAAP and disclosure of contingent assets and liabilities requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates its estimates and assumptions on a regular basis. Actual results may differ from these estimates and assumptions used in preparation of the Company’s Consolidated Financial Statements, and changes in these estimates are recorded when known. Significant items subject to such estimates and assumptions include the valuation of enterprise value, assets acquired and liabilities assumed in a business combination, derivatives, tangible and intangible assets, litigation-related reserve, environmental matter-related liabilities, and impairment of long-lived assets and EMIs.
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
c.Percent-of-products arrangements – Under percent-of-products based contract arrangements, the Company will gather and process natural gas on behalf of producers. As partial compensation for services, the producer assigns to the

Company, for no additional consideration, all right, title and interest, to a set percentage, as defined in the contract, of the processed residue volumes. The Company recognizes the fair value of these products as revenue when the associated performance obligation has been met.
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

	For the Year Ended December 31,
	2025	2024	2023

	(In thousands)
Customer 1	$468,674	$335,107	$278,408
Customer 2	329,090	348,769	233,109
Customer 3	292,568	372,949	205,079
Others	674,057	426,104	539,816
Consolidated Operating Revenue	$1,764,389	$1,482,929	$1,256,412
As of December 31, 2025 and 2024, approximately 45% and 48%, respectively, of accounts receivable and accounts receivable pledged were derived from the above customers. All operating revenue derived from above customers are included in the Midstream Logistics segment.
Major Producers are defined as our producers who we gather natural gas, crude and/or produced water and process gas and dispose of produced water from and account for 10% or more of our cost of sales as presented in the consolidated financial statements. For the year ended December 31, 2025, approximately 70% of the Company’s cost of sales were derived from four producers. For the year ended December 31, 2024, approximately 59% of the Company’s cost of sales were derived from two producers. For the year ended December 31, 2023, approximately 60% of the Company’s cost of sales were derived from three producers. This concentration of producers may impact the Company's overall business risk, either positively or negatively, in that these entities may be similarly affected by changes in the economy or other conditions. We do not believe that a loss of revenues from any single customer would have a material adverse effect on our business, financial position, results of operations or cash flows.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or inventory parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. In addition, fair value measurements using Level 3 inputs, which involve significant unobservable inputs and management judgment, could be different if significant unobservable inputs or management judgment had been different at the reporting date.
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
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. These investments are carried at cost, which approximate fair value. As of December 31, 2025 and 2024, the Company had $4.0 million and $3.6 million, respectively, of cash and cash equivalents.
Accounts Receivable and Current Expected Credit Losses
Accounts receivable include billed and unbilled amounts due from customers for gas, NGLs and condensate sales, pipeline transportation, and gathering, processing and disposal fees, under normal trade terms, generally requiring payment within 30 days. The Company’s current expected credit losses are determined based upon reviews of individual accounts, existing economics, and other pertinent factors. The Company had an allowance for credit losses of $1.0 million as of December 31, 2025 and 2024.

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
Gas Imbalance
Quantities of natural gas over-delivered or under-delivered related to imbalance agreements are recorded monthly as receivables or payables using weighted-average prices at the time of the imbalance. These imbalances are typically settled with deliveries of natural gas. We had imbalance receivables of $3.6 million and $5.0 million at December 31, 2025 and 2024, respectively, which are carried at the lower of cost or market value. We had no imbalance payables at December 31, 2025 and 2024. Imbalance receivables and imbalance payables are included in “Accounts Receivable” and “Accounts Payable”, respectively, on the Consolidated Balance Sheets.
Inventory
Other current assets include condensate, residue gas and NGL inventories that are valued at the lower of cost or net realizable value. At the end of each reporting period, the Company assesses the carrying value of inventory and makes any adjustments necessary to reduce the carrying value to the applicable net realizable value. Inventory was valued at $4.6 million and $3.6 million as of December 31, 2025 and 2024, respectively.
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
ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. In addition, ROU assets include initial direct costs incurred by the lessee, as well as any lease payments made at or before the commencement date and are reduced by lease incentives. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment. Lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of one year or less are excluded from ROU assets and liabilities.
Capitalized Interest
The Company’s policy is to capitalize interest cost incurred on debt during the construction of major projects.
Deferred Financing Costs
Deferred financing costs consist of fees incurred to secure debt financing and are amortized over the life of the related debt using effective interest rate method or straight-line method. Deferred financing costs associated with the Company’s unsecured term loan and senior notes are presented with the related debt on the Consolidated Balance Sheets, as a reduction to the carrying amounts. Deferred financing costs associated with the Company's revolving credit facilities are presented within “Other Current Assets” and “Deferred Charges and Other Assets” on the Consolidated Balance Sheets.
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
The Company’s assets generally consist of gas processing plants, crude storage terminals, saltwater disposal wells, and underground gathering and transportation pipelines installed along rights-of-way acquired from landowners and related above-ground facilities. The majority of the rights-of-way agreements do not require the dismantling and removal of the pipelines and reclamation of the rights-of-way upon permanent removal of the pipelines from service. Further, we have in place a rigorous repair and maintenance program that keeps our gathering and processing systems in good working order. As a result, the ultimate dismantlement and removal dates of the Company’s assets are not determinable. As such, the fair value of the liability is not estimable and, therefore, no asset retirement obligation has been recognized in the Consolidated Financial Statements as of December 31, 2025 and 2024.
Environmental Costs
The Company is subject to extensive federal, state, and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites, if applicable.
Environmental costs that relate to current operations are expensed or capitalized as appropriate. Costs are expensed when they relate to an existing condition caused by past operations and will not contribute to current or future revenue generation. Liabilities related to environmental assessments and/or remedial efforts are accrued when property or services are probable and can reasonably be estimated. See Note 17—Commitments and Contingencies for additional discussion of environmental matter-related assessment.
Intangible Assets
Intangible assets consist of rights of way agreements, primarily relate to underground pipeline easements and are generally for an initial term of ten years with an option to renew for an additional ten years at agreed upon renewal rates based on certain indices or up to 130% of the original consideration paid, and customer contracts, which are capitalized as a result of acquiring favorable customer contracts from business combinations with remaining contract terms that range from five years to twenty years on acquisition dates. Intangible assets are amortized on a straight-line basis over their estimated economic life or remaining term of the contract and are assessed for impairment with the associated long-lived asset group whenever impairment indicators are present.
Goodwill
Goodwill represents the excess of cost over the fair value of assets of businesses acquired. Goodwill is not amortized but instead is tested for impairment in accordance with FASB ASC 350, Intangibles – Goodwill and Other (“Topic 350”) at the reporting unit level at least annually. The Company’s reporting unit is subject to impairment testing annually, on November 30, or more frequently if events and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
The Company assessed relevant qualitative factors, such as the Company’s operations, actual versus budgeted results of operations, forecast, macroeconomics conditions, etc. The Company concluded there is no indication that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. As such, no quantitative impairment test is necessary and the Company’s goodwill was not impaired as of December 31, 2025 and 2024.
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
The Company’s management assesses whether there has been an impairment trigger, and if a trigger is identified, then the Company would perform an undiscounted cash flow test at the lowest level for which identifiable cash flows are independent of cash flows from other assets. If the sum of the undiscounted future net cash flows is less than the net book value of the property, an impairment loss is recognized for any excess of the property’s net book value over its estimated fair value. There was no impairment trigger event observed in 2025 and 2024. The Company did not recognize impairment losses for long-lived assets during the years ended December 31, 2025 and 2024.
Variable Interest Entity
The Company uses a qualitative approach in assessing the consolidation requirement for variable interest entities. The approach focuses on identifying which enterprise has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the variable interest entity. In the event that the Company is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity would be consolidated in our financial statements. The Company has determined that it has significant influence over the operating and financial policies of the two pipeline entities in which it is invested, but does not exercise control over them; and hence, it accounts for these investments using the equity method. Refer to Note 7—Equity Method Investments in the Notes to our Consolidated Financial Statements in this Annual Report.
Equity Method Investments
The Company follows the equity method of accounting when it does not exercise control over its equity interests but can exercise significant influence over the operating and financial policies of the entity. Under this method, the equity investments are carried originally at acquisition cost, increased by the Company’s proportionate share of the equity interest’s net income and contributions made, and decreased by the Company’s proportionate share of the equity interest’s net losses and distributions received. The Company determines whether distributions are a return on or a return of the investment based on the nature of the distribution approach, under which the Company classifies distributions from an investee by evaluating the facts, circumstances and nature of each distribution. For distributions from the Company’s EMI pipeline entities that are generated from their respective normal course of business, the Company classifies the distributions as returns on investment and as cash flows from operating activities. For distributions that are a return of the investment, the Company classifies the distribution as cash flows from investing activities. Please refer to Note 7—Equity Method Investments in the Notes to our Consolidated Financial Statements in this Annual Report, for further information of the Company’s EMIs.

Other Assets
The Company’s accounting policy is to classify its line fill as an other long-term asset to be consistent with industry practices and given line fill is required on certain third-party pipelines to properly flow the Company’s product. Additionally, this line fill is contractually required to be maintained through the life of the contract with our counterparty and therefore will not be settled within an operating period. Accordingly, the Company had NGL and gas line fill of $23.3 million and $16.8 million within other assets as of December 31, 2025 and 2024, respectively.
Redeemable Noncontrolling Interest — Common Units Limited Partners
Pursuant to the Contribution Agreement, in connection with the Closing, (i) Contributor contributed all the equity interests of the Contributed Entities to the Partnership; and (ii) in exchange for such contribution, the Partnership issued 50,000,000 (pre-stock split) common units representing limited partner interests in the Partnership and the Company issued 50,000,000 (pre-stock split) shares of the Company’s Class C Common Stock, par value $0.0001 per share, to Contributor. Please refer to Note 1—Description of Business and Basis of Presentation in the Notes to our Consolidated Financial Statements in this Annual Report.
The Common Units are redeemable at the option of unit holders and accounted for in the Company’s Consolidated Balance Sheets as a redeemable noncontrolling interest classified as temporary equity. The Company records the redeemable noncontrolling interest at the higher of (i) its initial value plus accumulated earnings/losses associated with the noncontrolling interest or (ii) the maximum redemption value as of the balance sheet date. The redemption value was determined based on a 5-day volume weighted-average closing price of the Company’s Class A Common Stock, par value $0.0001 per share. See discussion and additional details in Note 11—Equity in the Notes to our Consolidated Financial Statements in this Annual Report.
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
The Company grants performance stock units (“PSUs”) pursuant to the Company’s 2019 Omnibus Compensation Plan, as amended from time to time to certain of its employees and executives. These PSUs vest and become earned upon the achievement of certain performance goals based on the Company’s annualized absolute total stockholder return and the Company’s relative total stockholder return as compared to the performance peer group during a three-year performance period. Depending on the results achieved during the three-year performance period, the actual number of Class A Common Stock that a holder of the PSUs earns at the end of the performance period may range from 0% to 200% of the target number of PSUs granted. The fair value of the PSUs is determined using a Monte Carlo simulation at the grant date. The Company recognizes compensation expense for PSUs on a straight-line basis over the performance period within “General and Administrative Expense” of the Consolidated Statements of Operations in accordance with FASB ASC 718. Any PSU not earned at the end of the performance period will be forfeited.
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
During the year ended December 31, 2025, the Company adopted ASU 2023-09 prospectively to expand its income tax disclosure, see below Recently Adopted Accounting Pronouncement for impact of ASU 2023-09 on the Consolidated Financial Statements. See further discussion of the Company’s assessment in Note 15—Income Taxes in the Notes to our Consolidated Financial Statements in this Annual Report.
Dividends
Common Stock dividends declared are recorded as a reduction of retained earnings to the extent that retained earnings was available at the close of the prior quarter, with any excess recorded as a reduction of additional paid-in capital.
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
Recently Adopted Accounting Pronouncement
Effective January 1, 2025, the Company adopted ASU 2023-09, which was applied prospectively to the year ended December 31, 2025. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation, (2) provide additional information, such as nature, effect, and underlying causes of the reconciling items and the judgment used in categorizing the reconciling items, for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate), (3) the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes and (4) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). In addition, the amendments in this update eliminate the requirement for all entities to (1) disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or (2) make a statement that an estimate of the range cannot be made. See further discussion in Note 15—Income Taxes in the Notes to our Consolidated Financial Statements in this Annual Report.
Recent Accounting Pronouncement Not Yet Adopted
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
In May 2025, the FASB issued ASU 2025‑03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025‑03”). This ASU revises the guidance for determining the accounting acquirer in a business combination when the legal acquiree is a VIE. The amendments eliminate the previous requirement that the primary beneficiary of a VIE is always the accounting acquirer and instead require that, for acquisitions primarily effected through the exchange of equity interests, an entity: (1) Apply the general accounting acquirer factors in ASC 805‑10‑55‑12 through 55‑15—including relative voting rights, governance, senior management composition, and terms of the exchange to determine the accounting acquirer, regardless of whether the legal acquiree is a VIE. (2) Assess whether a reverse acquisition has occurred, as the new guidance now permits transactions involving a VIE to be accounted for as reverse acquisitions when supported by the ASC 805 factors. (3) Apply the guidance prospectively to all business combinations occurring on or after the date of initial adoption. The ASU does not change the existing guidance when the legal acquiree is a VIE that does not meet the definition of a business. ASU 2025‑03 applies to all entities involved in acquisition transactions primarily effected through the exchange of equity interests when the legal acquiree is a VIE that meets the definition of a business. This ASU is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the effect that ASU 2025‑03 will have on the accounting for future business combinations and the related disclosures within its Consolidated Financial Statements.

In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements (“ASU 2025‑11”), which clarifies and reorganizes the guidance in Topic 270 to improve navigability and ensure consistent application of interim reporting requirements. The new standard enhances clarity around the form, content, and disclosures required in interim periods. Specifically, the amendments require that an entity: (1) Clarify the form and content of interim financial statements and accompanying notes, including identifying when condensed financial statements are permitted and aligning form and content requirements for both SEC registrants and non‑SEC registrants. (2) Provide a comprehensive list of required interim disclosures within Topic 270, consolidating disclosure requirements from numerous Codification topics into a single, navigable location to reduce complexity and improve consistency. (3) Apply a new disclosure principle requiring disclosure of events and changes since the end of the most recent annual reporting period that materially affect the entity. (4) Follow clarified scope provisions stating that Topic 270 applies to all entities that provide a full set of interim financial statements and accompanying notes in accordance with U.S. GAAP, while clarifying that Topic 270 does not apply to limited interim information such as single‑statement reporting, selected account balances, ratios, or partial disclosures. ASU 2025‑11 is effective for public business entities for interim periods within annual periods beginning after December 15, 2027, and for all other entities for interim periods within annual periods beginning after December 15, 2028. Entities may apply the amendments prospectively or retrospectively, and early adoption is permitted. The Company is currently evaluating the effect that ASU 2025‑11 will have on future interim reporting disclosures within its Consolidated Financial Statements.

In December 2025, the FASB issued ASU 2025‑12, Codification Improvements, as part of its ongoing project to address technical corrections, clarify guidance, and improve the usability of the ASC. The amendments span multiple topics which primarily: (1) Clarify and correct existing guidance across several Codification Topics, including refinements to the calculation of diluted earnings per share, the treatment of lease receivables from sales‑type or direct financing leases, the calculation of reference amounts for certain beneficial interests, and the accounting for treasury stock retirements. (2) Clarify when receivables transferred from contracts with customers are subject to ASC 860, and confirm that not‑for‑profit entities must apply credit‑loss guidance to receivables arising from exchange transactions. (3) Enhance overall Codification consistency and navigability by resolving unintended application issues, making minor technical edits, and consolidating clarifications across numerous Topics. ASU 2025‑12 is effective for all entities for annual periods beginning after December 15, 2026, including interim periods within those annual periods, with adoption applied prospectively. The Company is currently evaluating the effect of ASU 2025-12 on the Consolidated Financial Statements and expects to adopt applicable required improvements when this ASU becomes effective.

3.    BUSINESS COMBINATIONS
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

As of December 31, 2025, our allocations of purchase price for acquisitions made during 2025 and 2024 are detailed below:

	Acquisition Date	Acquisition	Consideration Transferred	Current Assets	Property Plant & Equipment	Intangible Assets	Other Long Term Assets	Liabilities	Contingent Consideration

			(In thousands)
(1)	Q1 2025	Barilla Draw	$175,481	$—	$164,981	$10,500	$15,652	$15,652	$—
(2)	Q2 2024	Durango Permian, LLC	$781,167	$61,171	$627,452	$183,000	$3,621	$89,577	$4,500
Barilla Draw Acquisition
On January 14, 2025, the Company completed the previously announced bolt-on acquisition with Permian Resources Corporation, who directly owns all of the issued and outstanding membership interests of (a) Permian Gathering and (b) Barilla Draw, to acquire all issued and outstanding membership interests of Permian Gathering and Barilla Draw for $175.5 million of cash consideration. Assets acquired consisted of natural gas and crude gathering pipelines and compression of $165.0 million, intangible right-of-way assets of $10.5 million and operating lease right of use assets of $15.7 million. Acquired gathering pipelines and compression were valued based on replacement cost along with economic obsolescence adjustments. These assets are depreciated over an estimated useful life of 20 years. Intangible right-of-way assets were valued based on the across the fence method and are amortized over an estimated useful life of seven years. Acquired net assets from this business combination were included in the Midstream Logistics segment. This transaction was accounted for as a business combination in accordance with ASC 805 Business Combination (“ASC 805”). The Barilla Draw Acquisition provides a multi-stream opportunity for natural gas gathering, compression and processing, as well as crude gathering services for the Company.
For the year ended December 31, 2025, the Company recorded measurement period adjustment totaling $2.9 million related to working capital settlement for the effective period. Acquisition-related costs were immaterial for this transaction. For the year ended December 31, 2025, excluding intercompany revenue and cost of sales, Barilla Draw recorded revenues of $24.6 million and net income of $3.5 million.
Supplemental pro forma information is omitted for the Barilla Draw Acquisition as Permian Gathering and Barilla Draw’s historical financial records are unavailable and cannot be reconstructed without undue cost and effort.
Durango Acquisition
On June 24, 2024, the Company consummated the transaction contemplated by the Durango MIPA, dated May 9, 2024, by and between the Company, the Partnership, and the Durango Seller, pursuant to which the Partnership purchased all of the membership interests of Durango from the Durango Seller for an adjusted purchase price of approximately $785.7 million. Durango Seller is entitled to an earnout of up to $75.0 million in cash (the “Kings Landing Earnout”), contingent upon the completion of the Kings Landing gas processing complex in Eddy County, New Mexico (the “Kings Landing Project”), which was placed into service in September 2025. The Kings Landing Earnout is subject to reductions based on actual capital costs associated with the Kings Landing Project. The Company recorded a contingent liability related to the Kings Landing Earnout based on project completion probability. See additional information in Note 17—Commitments and Contingencies in the Notes to our Consolidated Financial Statements set forth in this Form 10-K. The Durango Acquisition allows the Company to further expand its footprint into New Mexico and across the Northern Delaware Basin. The Durango Acquisition was accounted for as a business combination in accordance with ASC 805 and acquired net assets were included in the Midstream Logistics segment.

4.    REVENUE RECOGNITION
The following table presents a disaggregation of the Company’s revenue:

	For the Year Ended December 31,
	2025	2024	2023

	(In thousands)
Gathering and processing services	$445,496	$408,000	$417,751
Natural gas, NGLs and condensate sales	1,307,228	1,062,986	822,410
Other revenue	11,665	11,943	16,251
Total revenues	$1,764,389	$1,482,929	$1,256,412

There have been no significant changes to the Company’s contracts with customers during the years ended December 31, 2025, 2024 and 2023 aside from the addition of certain gas gathering and processing agreements associated with the Durango Acquisition in 2024 and the Barilla Draw Acquisition in January 2025. Contracts with customers acquired through these acquisitions have similar structures as the Company’s existing contracts with customers. For the years ended December 31, 2025, 2024 and 2023 the Company recognized revenues from MVC deficiency payments of $2.0 million, $0.1 million and $1.6 million, respectively.
Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that has not yet been recognized, representing our contractually committed revenues as of December 31, 2025:

Fiscal Year	Amount
(In thousands)
2026	$52,563
2027	70,923
2028	76,098
2029	73,500
2030	88,896
Thereafter	87,532
$449,512
Our contractually committed revenue, for purposes of the tabular presentation above, is limited to customer contracts that have fixed pricing and fixed volume terms and conditions, generally including contracts with payment obligations associated with MVCs.
Contract Liabilities

The following provides information about contract liabilities from contracts with customers:

(In thousands)	2025	2024
Balance as of January 1	$26,665	$32,238
Reclassification of beginning contract liabilities to revenue as a result of performance obligations being satisfied	(8,662)	(7,003)
Cash received in advance and not recognized as revenue	18,629	1,430
Balance as of December 31	36,632	26,665
Less: Current portion	5,673	5,680
Non-current portion	$30,959	$20,985
Contract liabilities relate to payments received in advance of satisfying performance obligations under a contract, which result from contribution in aid of construction payments. Current and noncurrent contract liabilities are included in “Other Current Liabilities” and “Contract Liabilities”, respectively, of the Consolidated Balance Sheets.
Contract liabilities balance as of December 31, 2025 increased $10.0 million compared to that as of December 31, 2024. Higher contract liabilities balance is primarily due to an increase in cash received in advance for new customer contracts during the year and slightly offset by an increase in reclassification of beginning contract liabilities to revenue as a result of performance obligations being satisfied.
Contract Cost Assets
The Company has capitalized certain costs incurred to obtain a contract or additional contract dedicated acreage or volumes that would not have been incurred if the contract or associated acreage and volumes had not been obtained. These costs are recovered through the net cash flows of the associated contract. As of December 31, 2025 and 2024, the Company had contract cost assets of $61.6 million and $64.6 million, respectively. Current and noncurrent contract cost assets are included in “Prepaid and Other Current Assets” and “Deferred Charges and Other Assets”, respectively, of the Consolidated Balance Sheets. The Company amortizes these assets as cost of sales on a straight-line basis over the life of the associated long-term customer contract. For the years ended December 31, 2025, 2024 and 2023, the Company recognized cost of sales associated with these assets of $6.8 million, $6.6 million and $6.6 million, respectively.
Contract cost assets balance as of December 31, 2025, decreased $3.0 million compared to that as of December 31, 2024. The decrease was primarily related to the amortization of these assets during 2025, slightly offset by an increase in capitalized costs for new customer contracts.

5.    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant, and equipment, net at carrying value, is as follows:

	December 31,
	2025	2024

	(In thousands)
Gathering, processing, and transmission systems and facilities	$4,741,741	$3,977,825
Vehicles	19,802	15,659
Computers and equipment	12,509	7,872
Less: accumulated depreciation	(1,048,589)	(813,371)
Total depreciable assets, net	3,725,463	3,187,985
Construction in progress	105,219	215,168
Land	35,554	30,711
Total property, plant, and equipment, net	$3,866,236	$3,433,864
The cost of property classified as “Construction in progress” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet available to be placed into productive service as of the respective reporting date. The Company recorded $240.9 million, $184.1 million and $158.6 million of depreciation expense for the years ended December 31, 2025, 2024 and 2023, respectively.
Capitalized interest included in property, plant and equipment amounted to $14.5 million, $8.3 million and $6.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

6.    INTANGIBLE ASSETS, NET
Intangible assets, net are comprised of the following:

	December 31, 2025			December 31, 2024
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer contracts	$1,276,009	$(862,508)	$413,501	$1,270,106	$(739,050)	$531,056
Right of way assets	238,876	(99,147)	139,729	196,979	(75,545)	121,434
Total	$1,514,885	$(961,655)	$553,230	$1,467,085	$(814,595)	$652,490
At December 31, 2025, the remaining customer contract amortization terms range from 1 month to 16 years with weighted average amortization periods of approximately 6.34 years, and the right-of-way assets remaining amortization terms range from 7 months to 14 years with weighted average amortization periods of approximately 6.44 years. The overall remaining weighted average amortization period for the intangible assets as of December 31, 2025 was approximately 6.66 years.
The Company recorded $141.7 million, $140.1 million and $122.3 million of amortization expenses for the years ended December 31, 2025, 2024 and 2023, respectively. There was no impairment recognized on intangible assets for the years ended December 31, 2025, 2024 and 2023, respectively.

Estimated aggregate amortization expense for the remaining unamortized balance in future years is as follows:

Fiscal Year	Amount
(In thousands)
2026	$142,704
2027	107,930
2028	61,976
2029	57,438
2030	53,342
Thereafter	129,840
Total	$553,230

7.    EQUITY METHOD INVESTMENTS
As of December 31, 2025, the Company owned investments in the following long-haul pipeline entities in the Permian Basin. These investments were accounted for using the equity method of accounting. For each EMI pipeline entity, the Company has the ability to exercise significant influence based on certain governance provisions and its participation in the significant activities and decisions that impact the management and economic performance of the EMI pipeline.
The table below presents the ownership percentages and investment balances held by the Company for each entity:

	December 31,
	2025		2024

	(In thousands, except for ownership percentages)
	Ownership	Amount	Ownership	Amount
PHP	55.5%	$1,591,384	55.5%	$1,607,323
Breviloba	33.0%	417,341	33.0%	428,383
EPIC(1)	—%	—	27.5%	82,172
		$2,008,725		$2,117,878
(1)The Company owned 27.5% of EPIC as of December 31, 2024. On October 31, 2025, the Company consummated the EPIC Sale (defined below) to sell all its equity interest in EPIC and received $504.2 million of upfront cash consideration.
During the third quarter 2024, the Company entered into an Equity Sale and Purchase Agreement with third parties to purchase a 12.5% equity interest in EPIC, increasing our total equity interest in EPIC to 27.5%. During the fourth quarter 2025, the Company consummated the previously announced Sale and Purchase Agreement with affiliates of Diamondback Energy, Inc. (together with the Company, the “Sellers”) and affiliates of Plains All American Pipeline, L.P. (the “Buyer”) to sell, collectively, 55% of the outstanding interests in EPIC (“EPIC Sale”). The Company received $504.2 million of upfront cash consideration in exchange for all of its respective interest in EPIC. In addition, the Company can receive approximately $96.0 million attributable to an earnout, payable upon the approval by the board of directors of the general partner of EPIC of one or more capital projects that achieve certain capacity expansion criteria. The Company recognized a net gain of $415.4 million for the year ended December 31, 2025 in relation to the EPIC Sale.

On June 4, 2024, the Company consummated the previously announced transaction contemplated by the Purchase and Sale Agreement dated as of May 9, 2024, to sell its 16% equity interest in GCX to GCX Pipeline, LLC (the "GCX Buyer") for an adjusted price of $524.4 million (the "GCX Sale"), including a $30.0 million earnout in cash upon the approval by the GCX board of directors of one or more capital projects that achieve certain capacity expansion criteria. The Company recognized a net gain of $89.8 million for the year ended December 31, 2024 in relation to this transaction.
As of December 31, 2025 and 2024, the unamortized net basis differences included in the EMI Pipelines’ investment balances were $193.6 million and $40.3 million, respectively. The increase was due to write off of unaccreted basis differences related to the EPIC Sale totaling $155.7 million. The basis differences represent differences in the Company’s contributions to date and the Company’s underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized basis differences will be amortized into equity income over the useful lives of the underlying pipeline assets. In addition, there was capitalized interest of $23.0 million and $23.9 million as of December 31, 2025 and 2024, respectively. Capitalized interest is amortized on a straight-line basis into equity income.

The following table presents the activities in the Company’s EMIs:

	PHP	Breviloba	GCX	EPIC	Total

	(In thousands)
Balance at December 31, 2023	$1,666,254	$443,684	$431,051	$—	$2,540,989
Acquisitions	—	—	—	85,417	85,417
Contributions	3,273	—	—	—	3,273
Distributions(1)	(236,285)	(42,156)	(15,610)	—	(294,051)
Disposition	—	—	(430,941)	—	(430,941)
Equity income (loss), net(2)	174,081	26,855	15,500	(3,245)	213,191
Balance at December 31, 2024	$1,607,323	$428,383	$—	$82,172	$2,117,878
Contributions	1,206	—	—	—	1,206
Distributions(1)	(192,695)	(50,660)	—	(5,500)	(248,855)
Disposition	—	—	—	(87,855)	(87,855)
Equity income, net(2)	175,550	39,618	—	11,183	226,351
Balance at December 31, 2025	$1,591,384	$417,341	$—	$—	$2,008,725
(1)For the year ended December 31, 2025, distributions consisted of a return on investment of $246.0 million, which was included in cash flows from operating activities, and a return of investment of $2.9 million, which was included in cash flows from investing activities. For the year ended December 31, 2024, distributions consisted of a return on investment of $290.0 million, which was included in cash flows from operating activities, and a return of investment of $4.1 million , which was included in cash flows from investing activities.
(2)For the year ended December 31, 2025, net of amortization and accretion of basis differences and capitalized interest, which represents undistributed earnings, the amortization (accretion) was $7.9 million from PHP, $0.7 million from Breviloba and $(5.3) million from EPIC. For the year ended December 31, 2024, net of amortization and (accretion) of basis differences and capitalized interest, which represents undistributed earnings, the amortization (accretion) was $7.9 million from PHP, $0.7 million from Breviloba, $2.7 million from GCX and $(3.2) million from EPIC.
Summarized Financial Information
The following represents selected income statement and balance sheet data for the Company’s EMI pipeline entities (on a 100 percent basis):

	For the Year Ended December 31, 2025
	PHP	Breviloba	EPIC(2)

Statements of Operations	(In thousands)
Revenues	$517,844	$217,893	$326,741
Operating income	332,694	119,261	94,998
Net income	332,107	117,090	20,903

	For the Year Ended December 31, 2024
	PHP	Breviloba	GCX(1)	EPIC

Statements of Operations	(In thousands)
Revenues	$508,137	$193,118	$151,486	$382,958
Operating income	326,338	87,301	110,679	92,566
Net income (loss)	327,335	87,886	110,458	(46,986)

	For the Year Ended December 31, 2023
	PHP	Breviloba	GCX	EPIC

Statements of Operations	(In thousands)
Revenues	$401,668	$188,921	$364,223	$347,436
Operating income	259,872	93,763	267,019	55,830
Net income (loss)	261,332	94,378	273,194	(77,825)

	December 31,
	2025			2024
	PHP	Breviloba	EPIC(2)	PHP	Breviloba	GCX(1)	EPIC

Balance Sheets	(In thousands)
Current assets	$104,719	$32,768	$153,620	$84,566	$28,302	$47,649	$181,867
Noncurrent assets	2,429,988	1,198,086	1,854,701	2,474,121	1,237,862	1,524,798	1,937,058
Total assets	$2,534,707	$1,230,854	$2,008,321	$2,558,687	$1,266,164	$1,572,447	$2,118,925

Current liabilities	$32,261	$12,412	$44,272	$42,636	$14,639	$21,973	$80,994
Noncurrent liabilities	—	12,528	1,120,142	—	9,187	302	1,197,849
Equity	2,502,446	1,205,914	843,907	2,516,051	1,242,338	1,550,172	840,082
Total liabilities and equity	$2,534,707	$1,230,854	$2,008,321	$2,558,687	$1,266,164	$1,572,447	$2,118,925
(1)Represented summarized financial information from GCX for the five month period ended and as of May 31, 2024 as the Company sold all its equity interest in GCX on June 4, 2024.
(2)Represented summarized financial information from EPIC for the ten month period ended and as of October 31, 2025 as the Company sold all its equity interest in EPIC on October 31, 2025.

8.    DEBT AND FINANCING COSTS
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

In connection with entry into the Term Loan Credit Agreement, the Partnership paid fees and expenses to third parties totaling $1.2 million, which was capitalized as debt issuance cost, and paid fees directly to lenders totaling $1.8 million, which was capitalized as original debt discount. Capitalized debt issuance cost and original debt discount were included in the Consolidated Balance Sheets as direct deductions to the term loan and is amortized over the life of the term loan using the effective interest method.
The Term Loan Credit Agreement provides for borrowings of either at the Partnership’s option, base rate loans or term SOFR loans. Base rate loans bear interest at a rate per annum equal to the greatest of (a) the prime rate as quoted by The Wall Street Journal from time to time, (b) the greater of (i) the federal funds effective rate and (ii) the overnight bank funding rate, plus 1/2 of 1.0% and (c) the adjusted term SOFR rate for an interest period of one month plus 1%, plus a margin that ranges between 0.25% and 1.0%, depending on the credit rating of the Partnership. SOFR loans bear interest at a rate per annum equal to the term SOFR rate for one, three or six month interest periods plus 0.10%, plus a margin that ranges between 1.25% and 2.0%, depending on the credit rating of the Partnership.
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
The aggregate fees and expenses paid directly to lenders and third parties in connection with the Revolving Credit Agreement, totaled $6.9 million, which were capitalized as debt issuance costs, were included in “Deferred charges and other assets” on the Consolidated Balance Sheets and amortized over the term of the revolving credit facility to interest expense using straight-line method.
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
Accounts Receivable Securitization Facility
On April 1, 2025, the Partnership entered into an amendment to its accounts receivable securitization facility dated April 2, 2024 (the “A/R Facility” and as amended, the “Amended A/R Facility”) to increase the facility limit to $250.0 million and extend the Scheduled Termination Date to March 31, 2026, with a Final Maturity Date of the earlier of (a) 60 days following the Scheduled Termination Date, and (b) the Termination Date unless such Termination Date occurs solely as a result of the Scheduled Termination Date’s occurrence. In addition, the amendment eliminated certain Sustainability Performance Targets applicable to the Partnership and the Company under the Receivables Purchase Agreement.
Pursuant to the Amended A/R Facility, the Company and certain of its subsidiaries continuously transfer receivables to Kinetik Receivables LLC (“Kinetik Receivables”), who then transfers receivables that meet certain qualifying conditions to third-party purchasers in exchange for cash. These receivables are held by Kinetik Receivables and pledged to secure the collectability of the sold receivables and are accounted for as secured borrowings. The amount available for borrowing at any one time under the Amended A/R Facility is limited to an amount calculated based on the outstanding balance of eligible receivables sold to the purchasers, subject to certain reserves, concentration limits, and other limitations. As of December 31, 2025, eligible accounts receivable of $165.2 million were pledged to the Amended A/R Facility as collateral.
The aggregate fees and expenses paid directly to third parties for the amendment totaled $0.3 million, which were capitalized as debt issuance costs and included in the Consolidated Balance Sheets as a current asset within “Prepaid and other current assets”, and are amortized over the term of the Amended A/R Facility to interest expense using the straight-line method. The unamortized debt issuance costs related to the Amended A/R Facility were immaterial as of December 31, 2025.
December 2028 Sustainability-Linked Senior Notes
On March 14, 2025, the Company completed an additional private placement of $250.0 million aggregate principal amount of 6.625% Sustainability-Linked Senior Notes due 2028 (the “New 2028 Notes”) at 101.25% of par. The aggregate fees and expenses totaling $3.7 million paid to third parties to issue the New 2028 Notes and the initial purchasers’ discount of $2.5 million were capitalized as debt issuance cost and original debt discount, respectively. These capitalized costs were included in the Consolidated Balance Sheets as a direct deduction to the New 2028 Notes. In addition, original debt premium of $3.1 million was added to the New 2028 Notes. The debt issuance cost and original debt discount are amortized, and the debt premium is accreted to interest expense over the term of the New 2028 Notes using the effective interest method.
The New 2028 Notes were issued as additional notes under the indenture dated as of December 6, 2023, as may be supplemented from time to time (the “Indenture”), pursuant to which the Partnership has previously issued $800.0 million aggregate principal amount of 6.625% Sustainability-Linked Senior Notes due 2028 (the “Existing Notes” and together with the New 2028 Notes, the “2028 Notes”).
The New 2028 Notes and the Existing Notes are treated as a single series of securities under the Indenture and vote together as a single class, and the New 2028 Notes have substantially identical terms, other than the issue date, issue price and the first interest payment date, and the Existing Notes. Interest on the 2028 Notes is payable semi-annually in arrears on June 15 and December 15 of each year.

June 2030 Sustainability-Linked Senior Notes
On June 8, 2022, the Partnership completed a private placement of $1.00 billion aggregate principal amount of its 5.875% Senior Notes due 2030 (the “2030 Notes”), which are fully and unconditionally guaranteed by the Company. The 2030 Notes were issued at 99.59% of their face amount and will mature on June 15, 2030. Interest is payable semi-annually in arrears on June 15 and December 15 of each year. The aggregate fees and expenses paid to obtain the 2030 Notes totaled $21.5 million and were capitalized as debt issuance costs and included in the Consolidated Balance Sheets.
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
The Amended A/R Facility contains covenants and restrictive provisions with respect to the Partnership and Kinetik Receivables that are customary for accounts receivable securitization facilities.
As of December 31, 2025, the Partnership is in compliance with all customary and financial covenants.
Letters of Credit
Our Revolving Credit Facility maturing on May 30, 2030, includes a $200.0 million sublimit for the issuance of letters of credit. Our obligations with respect to related letters of credit totaled $12.6 million as of December 31, 2025 and 2024.
Fair Value of Financial Instruments
The fair value of the Company and its subsidiaries’ consolidated debt as of December 31, 2025 and 2024 was $3.88 billion and $3.52 billion, respectively. At December 31, 2025, the 2030 Notes and the 2028 Notes’ fair value was based on quoted market price, which was classified as Level 1 inputs, the Term Loan and Revolving Credit Facility’s fair value was estimated based on applicable interest rate and SOFR Spread, which were classified as Level 3 inputs and the Amended A/R Facility’s fair value approximated its carrying value due to its short term nature.
The following table summarizes the Company’s debt obligations:

	December 31,
	2025	2024

	(In thousands)
A/R Facility(1)	$165,200	$140,200
Total current debt obligations	$165,200	$140,200

Unsecured term loan(2)	$1,150,000	$1,000,000
5.875% 2030 senior unsecured notes	1,000,000	1,000,000
6.625% 2028 senior unsecured notes	1,050,000	800,000
Revolving line of credit(3)	453,000	590,000
Total Long term debt	3,653,000	3,390,000
Unamortized debt issuance costs, net(4)	(24,374)	(26,174)
Unamortized debt premium and discount, net	(906)	170
Total Long term debt, net	$3,627,720	$3,363,996
(1)The effective interest rate was 4.65% and 5.55% as of December 31, 2025 and 2024, respectively.
(2)The effective interest rate of the Term Loan Credit Agreement was 5.44% as of December 31, 2025. The effective interest rate of the 2022 Term Loan Credit Agreement was 6.25% as of December 31, 2024.
(3)The weighted average effective interest rate of the Revolving Credit Agreement was 5.44% as of December 31, 2025. The weighted average effective interest rate of the 2022 Revolving Credit Agreement was 6.43% as of December 31, 2024.
(4)Excludes unamortized debt issuance cost related to the Revolving Credit Facility. Unamortized debt issuance cost associated with the Revolving Credit Facility was $8.5 million and $3.8 million as of December 31, 2025 and 2024, respectively. The unamortized debt issuance costs related to the revolving credit facilities were included in the “Deferred charges and other assets” of the Consolidated Balance Sheets.

The table below presents the components of the Company’s financing costs, net of capitalized interest:

	For the Year Ended December 31,
	2025	2024	2023

	(In thousands)
Capitalized interest	$(14,514)	$(8,321)	$(18,270)
Debt issuance costs	7,869	7,438	6,194
Interest expense	240,016	218,118	217,930
Total financing costs, net of capitalized interest	$233,371	$217,235	$205,854
The following table reflects future maturities of our outstanding debt for each of the next five years and thereafter. These amounts exclude approximately $25.3 million in unamortized deferred financing costs, debt premium and discount, net:

Fiscal Year	Amount
(In thousands)
2026	$165,200
2027	—
2028	2,200,000
2029	—
2030	1,453,000
Total	$3,818,200

9.   ACCRUED EXPENSES
The following table provides detail of the Company’s other current liabilities:

	December 31,
	2025	2024

	(In thousands)
Accrued product purchases	$118,240	$132,439
Accrued taxes	5,106	15,538
Accrued salaries, vacation, and related benefits	3,540	3,111
Accrued capital expenditures	15,309	13,484
Accrued interest	6,681	6,127
Accrued other expenses	23,174	16,015
Total accrued expenses	$172,050	$186,714
Accrued product purchases mainly accrue the liabilities related to producer payments and any additional business-related miscellaneous fees we owe to third parties, such as transport or capacity fees as of December 31, 2025 and 2024.

10. LEASES
Components of lease costs are presented on the Consolidated Statements of Operations as “General and administrative expense” for real-estate leases and “Operating expense” for non-real estate leases. Total operating lease cost for the years ended December 31, 2025, 2024 and 2023 were $53.3 million, $38.7 million and $45.6 million, respectively. Short-term lease cost for the years ended December 31, 2025, 2024 and 2023 were $3.5 million, $7.7 million and $3.4 million, respectively.

The following table presents other supplemental lease information:

	Year Ended December 31,
	2025	2024

	(In thousands)
Operating cash flows from operating leases	$52,394	$39,247
Right-of-use assets obtained in exchange for new operating lease liabilities	$34,735	$43,682
Weighted-average remaining lease term — operating leases (in years)	2.09	1.85
Weighted-average discount rate — operating leases	6.06%	6.82%
The following table presents future minimum lease payments under operating leases:

Fiscal Year	Amount
(In thousands)
2026	$46,328
2027	18,357
2028	7,333
2029	4,490
2030	194
Thereafter	44
Total lease payments	76,746
Less: interest	(4,099)
Present value of lease liabilities	$72,647

11. EQUITY
Redeemable Noncontrolling Interest - Common Unit Limited Partners
The redemption option of the Common Unit is not legally detachable or separately exercisable from the instrument and is non-transferable, and the Common Unit is redeemable at the option of the holder. Therefore, the Common Unit is accounted for as redeemable noncontrolling interest and classified as temporary equity on the Company’s Consolidated Balance Sheets. During 2025, 7.9 million common units were redeemed on a one-for-one basis for shares of Class A Common Stock and a corresponding number of shares of Class C Common Stock were cancelled. There were 97.6 million Common Units and an equal number of Class C Common Stock issued and outstanding as of December 31, 2025. The Common Units fair value was approximately $3.50 billion and $5.96 billion as of December 31, 2025 and 2024, respectively. The fair value of the Common Units is estimated based on a quoted market price.
Common Stock
As of December 31, 2025, there were 64.1 million and 97.6 million shares, respectively, of Class A Common Stock and Class C Common Stock issued and outstanding (collectively, “Common Stock”).
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
During the year ended December 31, 2025, the Company repurchased 4.1 million shares at a total cost of $176.0 million. Furthermore, the Company retired the entirety of the 4.1 million shares held as treasury stock as of December 31, 2025.

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
As described in these Consolidated Financial Statements, as the context requires, dividends paid to holders of Class A Common Stock and distributions paid to holders of Common Units may be referred to collectively as “dividends”.
During 2025, 2024 and 2023, the Company made cash dividend payments of $500.1 million, $396.0 million and $82.0 million, respectively, to holders of Class A Common Stock and Common Units and $1.7 million, $75.6 million and $352.1 million, respectively, was reinvested in shares of Class A Common Stock. The significant decrease in reinvestment in shares of Class A Common Stock was primarily driven by the termination of the Reinvestment Agreement in March 2024.

12. FAIR VALUE MEASUREMENTS
The following tables present financial assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2025
	Level 1	Level 2	Level 3	Total

	(In thousands)
Commodity swaps	$—	$15,369	$—	$15,369
Interest rate derivatives	—	4	—	4
Total assets	$—	$15,373	$—	$15,373

Commodity swaps	$—	$5,371	$—	$5,371
Interest rate derivatives	—	135	—	135
Total liabilities	$—	$5,506	$—	$5,506

	December 31, 2024
	Level 1	Level 2	Level 3	Total

	(In thousands)
Commodity swaps	$—	$1,869	$—	$1,869
Interest rate derivatives	—	504	—	504
Total assets	$—	$2,373	$—	$2,373

Commodity swaps	$—	$10,742	$—	$10,742
Interest rate derivatives	—	1,206	—	1,206
Contingent liabilities	$—	$—	$4,700	4,700
Total liabilities	$—	$11,948	$4,700	$16,648
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

The Company recorded a contingent liability related to the Kings Landing Earnout using Level 3 inputs, including projected spending and completion probability of the project on the Durango Acquisition Date. The Kings Landing Earnout was settled during 2025 and had a zero balance as of December 31, 2025. Refer to Note 17—Commitments and Contingencies in the Notes to our Consolidated Financial Statements in this Annual Report for further discussion related to the Kings Landing Earnout contingent liability.
Long-term debt’s carrying value can vary from fair value. See Note 8—Debt and Financing Costs in the Notes to Consolidated Financial Statements in this Annual Report for further information. The carrying amounts reported on the Consolidated Balance Sheets for the Company’s remaining financial assets and liabilities approximate fair value due to their short-term nature. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the year ended December 31, 2025.

13. DERIVATIVES AND HEDGING ACTIVITIES
The Company is exposed to certain risks arising from both its business operations and economic conditions, and it enters into certain derivative contracts to manage exposure to these risks. To minimize counterparty credit risk in derivative instruments, the Company enters into transactions with high credit-rating counterparties. The Company did not elect to apply hedge accounting to these derivative contracts and recorded the fair value of the derivatives on the Consolidated Balance Sheets as of December 31, 2025 and 2024.
Interest Rate Risk
The Company manages market risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its debt funding and by using derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates.
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
As of December 31, 2025, the Company had nine interest rate swap contracts with total notional amounts of $675.0 million effective on May 1, 2023 and matured on December 31, 2025 that paid a fixed rate ranging from 3.02% to 4.18% and two interest rate swap contracts with a total notional amount of $500.0 million effective December 31, 2025 and maturing on December 31, 2026 that pay a fixed rate ranging from 3.41% to 3.42%.
The fair value or settlement value of the consolidated interest rate swaps outstanding are presented on a gross basis on the Consolidated Balance Sheets. The following table presents the fair value of derivative assets and liabilities related to the interest rate swap contracts:

	December 31	December 31
	2025	2024

	(In thousands)
Derivatives assets - current	$4	$504
Total derivative assets	$4	$504

Derivative liabilities - current	$135	$1,206
Total derivative liabilities	$135	$1,206
The Company recorded cash settlements and changes in fair value of the interest rate swap contracts in “Interest expense” of the Consolidated Statements of Operations. The following table presents interest rate swap derivatives activities for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31,
	2025	2024	2023

	(In thousands)
Realized gain on interest rate swaps	$608	$13,149	$12,651
Favorable fair value adjustment	$1,179	$13,482	$17,270
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
During the past 12 months, the Company entered into multiple commodity swap contracts based on the OPIS NGL Mont Belvieu prices for ethane, propane and butane, the Waha Basis index, the HSC index and the NYMEX West Texas Intermediate Control index. These contracts are for various notional quantities of NGLs, natural gas and crude. Similarly, the Company has entered into various natural gas basis spread swaps and crude collars. These contracts are effective over the next 1 to 24 months and are used to hedge against location price risk of the respective commodity resulting from supply and demand volatility and protect cash flows against price fluctuations.
The table below presents detail information of commodity swaps outstanding as of December 31, 2025 (in thousands, except volumes):

		December 31, 2025
Commodity	Unit	Volume	Net Fair Value

			(In thousands)
Natural Gas	MMBtus	6,660,000	$2,611
NGL	Gallons	178,367,700	7,933
Crude	Bbl	601,200	3,618
Natural Gas Basis Spread Swaps	MMBtus	13,220,000	(4,164)
			$9,998

The fair value or settlement value of the outstanding swaps are presented on a gross basis on the Consolidated Balance Sheets. The following table presents the fair value of derivative assets and liabilities related to commodity swaps:

	December 31	December 31
	2025	2024

	(In thousands)
Derivatives assets - current	$13,902	$1,804
Derivative assets - noncurrent	1,467	65
Total derivative assets	$15,369	$1,869

Derivative liabilities - current	$5,371	$8,805
Derivative liabilities - noncurrent	—	1937
Total derivative liabilities	$5,371	$10,742
The Company recorded cash settlements and fair value adjustments on commodity swap derivatives in “Product revenue” of the Consolidated Statements of Operations. The following table presents commodity swap derivatives activities for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31,
	2025	2024	2023

	(In thousands)
Realized gain (loss) on commodity swaps	$3,679	$(20,407)	$13,056
Favorable (unfavorable) fair value adjustment	$22,550	$(31,195)	$16,400

14. SHARE-BASED COMPENSATION
Class A Shares and Class C Shares
The table below summarizes Class A Shares and Class C Shares activity for the year ended December 31, 2025:

	Number of Shares	Weighted Avg Grant-Date Fair Market Value Per Unit
Outstanding and unvested units as of December 31, 2024	5,399,730	$28.89
Vested	2,359,102	31.18
Outstanding and unvested units as of December 31, 2025	3,040,628	$28.58
The table below summarizes aggregate intrinsic value (market value at vesting date) and grant-date fair value of vested Class A Shares for the years ended December 31, 2025 and 2024. No vesting or forfeitures occurred for Class C Shares during 2025 or 2024.

	Year Ended December 31,
	2025	2024

	(In thousands)
Aggregate intrinsic value of vested Class A Shares	$134,139	$1,756
Grant-date fair value of vested Class A Shares	$73,545	$1,346
As of December 31, 2025, there were $3.3 million of unrecognized compensation costs related to unvested Class A Shares and Class C Shares. These costs are expected to be recognized over a weighted average period of two months.

Restricted Stock Units
The table below summarizes RSUs activity for the year ended December 31, 2025:

	Number of Shares	Weighted Avg Grant-Date Fair Market Value Per Unit
Outstanding and unvested units as of December 31, 2024	698,595	$33.11
Granted	604,518	49.08
Vested	347,250	45.49
Forfeited	24,356	41.62
Outstanding and unvested units as of December 31, 2025(1)	931,507	$40.98
(1)The weighted average grant-date fair market value per unit of outstanding and unvested shares at December 31, 2025 includes modifications made during 2025.
The table below summarizes aggregate intrinsic value (market value at vesting date) and grant-date fair value of vested RSUs for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024

	(In thousands)
Aggregate intrinsic value of vested RSUs	$17,091	$21,104
Grant-date fair value of vested RSUs	$15,796	$20,667
As of December 31, 2025, there were $11.2 million of unrecognized compensation costs related to unvested RSUs. These costs are expected to be recognized over a weighted average period of 1.61 years.
Performance Stock Units
The table below summarizes PSU activities for the year ended December 31, 2025:

	Number of Shares	Weighted Avg Grant-Date Fair Market Value Per Unit
Outstanding and unvested units as of December 31, 2024	198,703	$36.76
Granted	148,794	40.66
Outstanding and unvested units as of December 31, 2025(1)	347,497	$41.41
(1)The weighted average grant-date fair market value per unit of outstanding and unvested shares at December 31, 2025 includes modifications made during 2025
No vesting or forfeiture occurred for PSUs for the year ended December 31, 2025.
The table below presents a summary of the grant-date fair value assumptions used to value the PSUs on the grant date:

March 2025
Grant-date fair value per unit	$42.10
Beginning average price	$55.95
Risk-free interest rate	3.93%
Volatility factor	33%
Expected term	2.82 years
As of December 31, 2025, there were $7.8 million of unrecognized compensation costs related to the PSUs. These costs are expected to be recognized over a weighted average period of 1.55 years.
With respect to the above Class A Shares, Class C Shares, RSUs and PSUs, the Company recorded compensation expenses of $62.6 million, $76.5 million and $56.0 million in “General and administrative expenses” of the Consolidated

Statements of Operations, for the years ended December 31, 2025, 2024 and 2023, respectively, based on a straight-line amortization of the associated awards’ fair value over the respective vesting life of the shares. In addition, during the first half of 2025, the Company modified certain equity awards in connection with two key employees retiring from the Company. The modifications allowed for continued vesting of unvested equity awards that would have otherwise been forfeited upon the former employees’ retirement. As a result of the modifications, the Company recognizes $2.9 million in additional stock-based compensation cost, which is amortized over the remaining term of respective equity awards.

15. INCOME TAXES
The total income tax provision consists of the following:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Income from continuing operations before income tax expense	$576,656	$267,268	$153,544

Current income tax expense (benefit):
Federal	$404	$1,329	$—
State	(336)	2,203	492
	68	3,532	492
Deferred tax expense (benefit):
Federal	46,496	19,535	(235,627)
State	4,164	(32)	2,227
	50,660	19,503	(233,400)
Total	$50,728	$23,035	$(232,908)
The following table presents income taxes paid (net of refunds received):

Year Ended December 31, 2025

(In thousands)
Federal	$1,850
State and local
Texas	1,793
Total	$3,643
The Company adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025. The comparative years ended December 31, 2024 and 2023 are presented under ASC 740’s previous guidance. The difference between the effective income tax rate and the U.S. statutory rate is reconciled below:

	Year Ended December 31, 2025
	Amount	Percent

	(In thousands, except percentage)
U.S. statutory rate	$121,098	21.00%
Tax attributable to noncontrolling interest	(73,697)	(12.78)%
State and local income tax	7,352	1.27%
Other	(4,025)	(0.70)%
Effective rate	$50,728	8.80%

	Year Ended December 31,
	2024	2023
U.S. statutory rate	21.00%	21.00%
Tax attributable to noncontrolling interest	(13.11)%	(13.51)%
State and local income tax	2.03%	1.64%
Valuation allowance	—%	(160.84)%
Other	(1.30)%	0.02%
Effective rate	8.62%	(151.69)%
Texas margin tax, a levy on businesses operating in the State of Texas, accounted for more than 98% of the effect of the state and local income tax category in above tax rate reconciliation for the years ended December 31, 2025, 2024 and 2023.
The net deferred tax assets reflect the tax impact of temporary differences between the asset and liability amounts carried on the balance sheet under U.S. GAAP and amounts utilized for income tax purposes. The net deferred tax assets consist of the following:

	December 31,
	2025	2024

	(In thousands)
Deferred tax assets:
Investment in partnership	$52,678	$110,856
Net operating losses	139,373	90,435
Other	5,651	2,705
Total deferred tax assets	197,702	203,996
Deferred tax liabilities:
Property, plant, and equipment	22,299	16,761
Net deferred tax assets	$175,403	$187,235
For state purposes, the Company records deferred tax assets and liabilities based on the differences between the carrying value and tax basis of assets and liabilities recorded on the Consolidated Balance Sheets.
For federal purposes, the Company has deferred tax assets related to (i) its investment in the Partnership and (ii) net operating losses (“NOLs”) with no expiration date. As of December 31, 2025, embedded in the investment in partnership deferred tax asset is approximately $18.2 million related to the carryover of interest expense limitation under IRC Section 382 163(j). The carryover for the interest expense limitation has no expiration. The Company has evaluated all positive and negative evidence to conclude that it is more likely than not that such deferred tax assets will be realized. This determination was based, in part, on the fact that the Company achieved a three-year cumulative position of profitability as of December 31, 2025. It is also based on our projections of future taxable income at current commodity prices and our current cost structure. This positive evidence outweighs negative evidence regarding the realization of the Company’s deferred tax assets. As a result, no valuation allowance was recorded with respect to such deferred tax assets as of December 31, 2025.
IRC Section 382 addresses company ownership changes and specifically limits the utilization of certain deductions and other tax attributes on an annual basis following an ownership change. The Company experienced ownership changes within the meaning of IRC Section 382 that subjected certain of the Company's tax attributes, including NOLs, to an IRC Section 382 limitation. Subsequent ownership changes could further impact the limitation in future years. However, notwithstanding such limitation, we expect to use substantially all of our NOLs to offset our future federal tax liabilities. The timing of such usage will depend upon our future earnings and future tax circumstances.
The Company accounts for income taxes in accordance with FASB ASC 740, which prescribes a minimum threshold a tax position must meet before being recognized in the financial statements. Tax positions generally refer to a position taken in a previously filed income tax return or expected to be included in a tax return to be filed in the future that is reflected in the measurement of current and deferred income tax assets and liabilities.
The Company had no uncertain tax position as of December 31, 2025 and 2024.

The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company has recorded no interest or penalties associated with unrecognized tax benefits. As of December 31, 2025, tax years 2021 through 2025 remain subject to examination by various taxing authorities.
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
The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per common share:

	Year Ended December 31,
	2025	2024	2023

	(In thousands, except per share amounts)
Net income attributable to Class A common shareholders	$178,260	$80,014	$289,442
Less: Net income available to participating unvested restricted Class A common shareholders(1)	(13,223)	(18,829)	(17,406)
Total net income attributable to Class A common shareholders - basic	$165,037	$61,185	$272,036

Net income attributable to Class A Common shareholders - basic	$165,037	$61,185	$272,036
Net income attributable to Common Units limited partners(2)	—	—	97,010
Total net income attributable to Class A common shareholders - diluted	$165,037	$61,185	$369,046

Weighted average shares outstanding - basic	61,962	59,284	51,823
Dilutive effect of unvested Class A common shares(3)	703	831	269
Dilutive effect of exchange of outstanding Common Units(2)	—	—	94,105
Weighted average shares outstanding - diluted	62,665	60,115	146,197

Net income available per common share - basic	$2.66	$1.03	$5.25
Net income available per common share - diluted	$2.63	$1.02	$2.52
(1)Represents dividends paid to unvested Class A Shares, and Class C Shares, RSUs and PSUs.
(2)The effect of an assumed exchange of outstanding Common Units (and the cancellation of a corresponding number of shares of outstanding Class C Common Stock) would have been anti-dilutive for the years ended December 31, 2025 and 2024.
(3)Includes dilutive effect from both RSUs and PSUs on unvested Class A common shares.
17.    COMMITMENTS AND CONTINGENCIES
Accruals for loss contingencies arising from claims, assessments, litigation, environmental, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. As of December 31, 2025 and 2024, there were no material accruals for loss contingencies.

Litigation
The Company is a party to various legal actions arising in the ordinary course of its business. In accordance with FASB ASC 450, Contingencies, the Company accrues reserves for outstanding lawsuits, claims and proceedings when a loss contingency is probable and can be reasonably estimated. The Company expenses legal costs as incurred and estimates the amount of loss contingencies using current available information from legal proceedings, advice from legal counsel and other relevant external experts. Due to the inherent subjectivity of the assessments and unpredictability of the outcomes of any legal proceedings, any amounts estimated or accrued may not represent the ultimate loss to the Company from the legal proceedings in question.
The Company and certain of its affiliates are currently defending against two lawsuits brought by Energy Transfer GC NGL Product Services, LLC (formerly Lone Star NGL Product Services, LLC) individually and on behalf of certain of its affiliates, which allege breach of contract and related tort claims arising from two long-term NGL purchase agreements, and which seek remedies in the form of monetary damages, declaratory relief, and specific performance. The first lawsuit was filed in 2021, and the second was filed in 2025 to assert similar claims against additional subsidiaries of the Company. The lawsuits have been consolidated in Texas Business Court and are set to proceed to a bench trial on March 30, 2026. The Company intends to vigorously defend against these claims. At this time, the Company has accrued immaterial reserves, however, we cannot predict with certainty how these matters may ultimately be resolved.
As previously disclosed, the Company is involved in two litigation matters arising from Winter Storm Uri in February 2021. The first matter relates to the Company’s efforts to recover approximately $11.6 million in receivables from a third party. The second matter involves a dispute with another counterparty concerning approximately $8.0 million in vendor credits. The parties have asserted counterclaims against one another, and the ultimate outcome remains uncertain given the current stage of the proceedings. Based on the creditworthiness of the counterparties and management’s assessment of the claims, defenses, and related uncertainties, no allowances have been recorded. The Company will continue to monitor developments in both matters and update its evaluation as warranted.
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
As of the Durango Closing Date, the Company has become potentially liable for civil penalties related to excess emission violations of certain gas plants and compressor stations acquired. The Company recorded an initial liability of $24.0 million based on information related to the alleged violations available as of the Durango Closing Date. The estimated environmental matter-related liability was $14.0 million and $24.0 million as of December 31, 2025 and 2024, respectively. The estimated environmental matter-related liability was classified as a noncurrent liability and included in “Other liabilities” in the Consolidated Balance Sheets as of December 31, 2025 as the Company expects the matter to be settled beyond the next 12 months. The revision of the estimated liability was based on information available to both management and external subject matter experts in identifying penalties, cost of remediations and probable settlement outcomes. The change in estimated environmental matter-related liability of $10.0 million was included in “Operating expenses” of the Consolidated Statement of Operations for the year ended December 31, 2025.
Contingent Liabilities
Durango Acquisition
On June 24, 2024, the Company consummated the previously announced Durango Acquisition. Pursuant to the Durango MIPA, Durango Seller is entitled to an earnout of up to $75.0 million in cash contingent upon the completion of the Kings Landing Project and placing it into service in Eddy County, New Mexico. This earnout is subject to reduction based on actual capital costs associated with the Kings Landing Project.
Upon closing, the Company evaluated the earnout consideration classification in accordance with ASC 480. The Company determined the earnout consideration to be classified as a liability based on the settlement provision. As of closing of the Durango Acquisition, the Company recorded an initial contingent liability based on the project’s completion probability and projected expenditure. The estimated contingent liability associated with the Kings Landing Project was $4.7 million as of December 31, 2024. In the fourth quarter 2025, the Company paid $9.9 million to settle the contingent liability, which amount, in accordance with the MIPA, is subject to review by the Durango Seller, and may be subject to adjustment. Pursuant to ASC 805, the Company recorded fair value adjustments of $5.2 million and $0.2 million within “Costs of sales (excluding of depreciation and amortization expenses)” of the Consolidated Statement of Operations for the years ended December 31, 2025 and 2024, respectively.
2019 PDC Acquisition
As part of the acquisition of Permian Gas on June 11, 2019, consideration included a contingent liability arrangement with PDC Permian, Inc. (“PDC”). The arrangement requires additional monies to be paid by the Company to PDC on a per Mcf basis if the actual annual Mcf volume amounts exceed forecasted annual Mcf volume amounts starting in 2020 and continuing through 2029. The total monies paid under this arrangement are capped at $60.5 million and are payable on an annual basis over the earnout period. PDC’s actual annual Mcf volume did not exceed the incentive forecast volume during the past six years and is not expected to over the next four years; therefore, the estimated fair value of the contingent consideration liability was zero as of December 31, 2025 and 2024.

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
Upon closing of the Altus Acquisition, Apache Midstream LLC (“Apache”) owned more than 10% of the Company’s issued and outstanding Common Stock. The Company has product and service revenue contracts and operating expense contracts with Apache. Through secondary offerings completed in December 2023 and March 2024, Apache sold all of the Company’s Class A Common Stock it owned. Pursuant to FASB ASC 850, Apache was no longer a related party after the completion of its secondary offering in December 2023 as it owned less than 10% of the Company’s Common Stock. Pursuant to Regulation S-K, Item 404(a), Apache ceased to be a related party as of March 18, 2024 as it no longer owned any of the Company’s Common Stock.
The Company also has equity interests in PHP and Breviloba as of December 31, 2025. Investments in these EMIs are accounted for using the equity investment method and are considered unconsolidated affiliates. The Company makes contributions, receives distributions and records equity in earnings or losses from these EMIs. See Note 7—Equity Method Investments in the Notes to our Consolidated Financial Statements in this Annual Report for further information. In addition to equity investment activities, the Company pays a demand fee to PHP and a capacity fee to Breviloba for certain volumes transported on the Shin Oak pipeline.
The following table summarizes transactions with the above related parties. Investment contributions, distributions and equity in earnings from EMIs are detailed in Note 7—Equity Method Investments in the Notes to our Consolidated Financial Statements in this Annual Report, thus, not included in the table below.

	For the Year Ended December 31,
	2025	2024(1)	2023

	(In thousands)
Operating revenue	$—	$17,211	$104,138
Operating expense	$—	$179	$759
Cost of sales	$28,549	$58,496	$59,118
(1)Included activities from Apache for the period from January 1, 2024 through March 18, 2024, on which date Apache ceased to be a related party.
As of December 31, 2025, the Company had no accounts receivable or accounts payable due from or to related parties. As of December 31, 2024, the Company had no accounts receivable from Apache and its subsidiaries and immaterial accounts payable were due to Apache and its subsidiaries.

19.    SEGMENTS
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
•Pipeline Transportation: The Pipeline Transportation segment consists of equity investment interests in two Permian Basin pipelines that access various points along the U.S. Gulf Coast and Mexico markets, Kinetik NGL Pipelines, Brandywine Pipeline and Delaware Link Pipeline. The current operating pipelines transport natural gas and NGLs.
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
The Midstream Logistics segment accounts for more than 99% of the Company’s operating revenues, cost of sales (excluding depreciation and amortization expenses), operating expenses and ad valorem expenses. The Pipeline Transportation segment contains all of the Company’s equity method investments, which contribute more than 91% of the Segment’s Adjusted EBITDA. Corporate and Other contains the Company’s executive and administrative functions, including more than 80% of the Company’s general and administrative expenses.
The Company regularly provides management reports to the CODM that include cost of sales, operating expenses, and general and administrative expenses related to the segments, which are all considered to be significant.

The following tables present the Segment Adjusted EBITDA of the Company’s reportable segments and reconciliations of the segment profits to consolidated income before income tax expenses for the years ended December 31, 2025, 2024 and 2023:

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Elimination	Consolidated

For the year ended December 31, 2025	(In thousands)
Revenue	$1,743,171	$9,553	$—	$—	$1,752,724
Other revenue	11,657	8	—	—	11,665
Intersegment revenue(2)	—	25,212	—	(25,212)	—
Total segment operating revenue	1,754,828	34,773	—	(25,212)	1,764,389
Costs of sales (excluding depreciation and amortization expenses)	(785,615)	(333)	—	—	(785,948)
Intersegment costs of sales	(25,212)	—	—	25,212	—
Operating expenses(3)	(297,621)	(2,632)	—	—	(300,253)
General and administrative expenses	(23,878)	(1,122)	(105,616)	—	(130,616)
Proportionate EMI EBITDA	—	339,448	—	—	339,448
Other segment items(4)	13,343	—	87,341	—	100,684
Segment Adjusted EBITDA(5)	$635,845	$370,134	$(18,275)	$—	$987,704

Reconciliation of segment profit to income before income taxes
Segment Adjusted EBITDA(5)	$635,845	$370,134	$(18,275)	$—	$987,704
Add back:
Other interest income	—	—	1,510	—	1,510
Commodity hedging unrealized gain	18,871	—	—	—	18,871
Gain on sale of equity method investment	—	415,409	—	—	415,409
Equity in earnings of unconsolidated affiliates	—	226,351	—	—	226,351
Deduct:
Interest expense	138	—	233,233	—	233,371
Depreciation and amortization expenses	373,388	9,234	23	—	382,645
Contract assets amortization	6,794	—	—	—	6,794
Proportionate EMI EBITDA	—	339,448	—	—	339,448
Share-based compensation	—	—	62,617	—	62,617
Loss on disposal of assets, net	8	—	—	—	8
Loss on debt extinguishment	—	—	635	—	635
Contingent liabilities fair value adjustment	5,190	—	—	—	5,190
Integration costs	13,169	—	1,789	—	14,958
Acquisition / divestiture transaction costs	—	—	275	—	275
Litigation costs	—	—	19,708	—	19,708
Other one-time costs and amortization	4,588	—	2,952	—	7,540
Income (loss) before income taxes	$251,441	$663,212	$(337,997)	$—	$576,656

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Elimination	Consolidated

For the year ended December 31, 2024	(In thousands)
Revenue	$1,461,898	$9,088	$—	$—	$1,470,986
Other revenue	11,652	291	—	—	11,943
Intersegment revenue(2)	—	26,099	—	(26,099)	—
Total segment operating revenue	1,473,550	35,478	—	(26,099)	1,482,929
Costs of sales (excluding depreciation and amortization expenses)	(620,617)	(1)	—		(620,618)
Intersegment costs of sales	(26,099)	—	—	26,099	—
Operating expenses(3)	(217,780)	(2,904)	—	—	(220,684)
General and administrative expenses	(19,623)	(1,689)	(112,845)	—	(134,157)
Proportionate EMI EBITDA	—	346,666	—	—	346,666
Other segment items(4)	25,452	—	91,530	—	116,982
Segment Adjusted EBITDA(5)	$614,883	$377,550	$(21,315)	$—	$971,118

Reconciliation of Segment Adjusted EBITDA to income before income taxes
Segment Adjusted EBITDA(5)	$614,883	$377,550	$(21,315)	$—	$971,118
Add back:
Other interest income	—	—	1,988	—	1,988
Gain on sale of equity method investment	—	89,802	—	—	89,802
Equity in earnings of unconsolidated affiliates	—	213,191	—	—	213,191
Deduct:
Interest expense	81	—	217,154	—	217,235
Depreciation and amortization expenses	314,970	9,204	23	—	324,197
Contract assets amortization	6,621	—	—	—	6,621
Proportionate EMI EBITDA	—	346,666	—	—	346,666
Share-based compensation	—	—	76,536	—	76,536
Loss on disposal of assets, net	4,040	—	—	—	4,040
Commodity hedging unrealized loss	10,788	—	—	—	10,788
Loss on debt extinguishment	—	—	525	—	525
Contingent liabilities fair value adjustment	200	—	—	—	200
Integration costs	2,110	—	3,716	—	5,826
Acquisition transaction costs	—	—	4,096	—	4,096
Litigation costs	229	—	5,845	—	6,074
Other one-time costs or amortization	4,690	—	1,337	—	6,027
Income (loss) before income taxes	$271,154	$324,673	$(328,559)	$—	$267,268

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Elimination	Consolidated

For the year ended December 31, 2023	(In thousands)
Revenue	$1,236,304	$3,857	$—	$—	$1,240,161
Other revenue	13,343	2,908	—	—	16,251
Intersegment revenue(2)	—	1,678	—	(1,678)	—
Total segment operating revenue	1,249,647	8,443	—	(1,678)	1,256,412
Costs of sales (excluding depreciation and amortization expenses)	(514,035)	(1,686)	—	—	(515,721)
Intersegment costs of sales	(1,678)	—	—	1,678	—
Operating expenses(3)	(182,684)	(458)	—	—	(183,142)
General and administrative expenses	(17,216)	(1,265)	(79,425)	—	(97,906)
Proportionate EMI EBITDA	—	306,072	—	—	306,072
Other segment items(4)	9,156	—	63,959	—	73,115
Segment Adjusted EBITDA(5)	$543,190	$311,106	$(15,466)	$—	$838,830

Reconciliation of segment profit to income before income taxes
Segment Adjusted EBITDA(5)	$543,190	$311,106	$(15,466)	$—	$838,830
Add back:
Other interest income	—	—	677	—	677
Warrant valuation adjustment	—	—	88	—	88
Commodity hedging unrealized gain	4,291	—	—	—	4,291
Equity in earnings from unconsolidated affiliates	—	200,015	—	—	200,015
Deduct:
Interest expense	47	—	205,807	—	205,854
Depreciation and amortization expenses	275,568	5,395	23	—	280,986
Contract assets amortization	6,620	—	—	—	6,620
Proportionate EMI EBITDA	—	306,072	—	—	306,072
Share-based compensation	—	—	55,983	—	55,983
Loss on disposal of assets, net	19,402	—	—	—	19,402
Loss on debt extinguishment	—	—	1,876	—	1,876
Integration costs	59	—	956	—	1,015
Acquisition transaction costs	33	—	615	—	648
Litigation costs	1,154	—	2,978	—	4,132
Other one-time costs or amortization	4,842	—	2,927	—	7,769
Income (loss) before income taxes	$239,756	$199,654	$(285,866)	$—	$153,544
(1)Corporate and Other represents those results that: (i) are not specifically attributable to an operating segment; (ii) are not individually reportable; or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items. Items included here to reconcile operating segments profit and loss with the Company’s consolidated profit and loss.
(2)The Company accounts for intersegment sales at market prices, while it accounts for asset transfers at book value. Intersegment revenue is eliminated at consolidation.
(3)Operating expenses includes ad valorem taxes.
(4)Other segment items include certain other income items, share-based compensation, adjustments related to amortization of contract costs, fair value adjustments to contingent liabilities, commodity hedging unrealized gain or loss, integration costs, acquisition/divestiture costs, litigation costs and other one-time costs or amortization.
(5)Segment adjusted EBITDA is a non-GAAP measure; please see Key Performance Metrics in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report, for a definition and reconciliation to the GAAP measure.

The following tables present supplemental segment information that are not included in the segment profit measurements above for the years ended December 31, 2025, 2024 and 2023:

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated

For the year ended December 31, 2025	(In thousands)
Income tax expense	$—	$—	$50,728	$50,728
Total capital expenditures(2)(3)	528,482	1,189	—	529,671

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated

For the year ended December 31, 2024	(In thousands)
Income tax expense	$—	$—	$23,035	$23,035
Total capital expenditures(2)(3)	273,783	2,080	10	275,873

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Consolidated

For the year ended December 31, 2023	(In thousands)
Income tax benefit	$—	$—	$(232,908)	$(232,908)
Total capital expenditures(2)(3)	234,879	94,675	—	329,554

	December 31,	December 31,
	2025	2024

Total assets:	(In thousands)
Midstream Logistics(4)	$4,714,723	$4,326,954
Pipeline Transportation(5)	2,153,280	2,270,403
Segment total assets	6,868,003	6,597,357
Corporate and Other	227,608	217,580
Total assets	$7,095,611	$6,814,937
(1)Corporate and Other represents those results that: (i) are not specifically attributable to an operating segment; (ii) are not individually reportable; or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items.
(2)Excludes capital assets acquired in the Company’s business combinations that are included in the Midstream Logistic segment. See Note 3—Business Combinations in the Notes to our Consolidated Financial Statements in this Annual Report for additional information.
(3)Excludes contributions, acquisition and divestiture of equity interest in the Company’s EMIs that are included in Pipeline Transportation segment. See Note 7—Equity Method Investments in the Notes to our Consolidated Financial Statements in this Annual Report for additional information.
(4)Midstream Logistics segment included goodwill of $5.1 million as of December 31, 2025 and 2024.
(5)Pipeline Transportation segment included investment in unconsolidated affiliates of $2.01 billion and $2.12 billion as of December 31, 2025 and 2024, respectively.

20.    SUBSEQUENT EVENTS
On January 22, 2026, the Board declared a cash dividend of $0.81 per share on the Company’s Class A Common Stock which was paid to stockholders of record as of February 6, 2026, on February 13, 2026. The Company, through its ownership of the general partner of the Partnership, declared a distribution of $0.81 per Common Unit from the Partnership to the holders of Common Units, which was paid on February 13, 2026.