Form 10-Q
period 2026-03-31
Kinetik Holdings Inc.
filed 2026-05-08
CIK 1692787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s Class A Common Stock, par value $0.0001 per share issued and outstanding as of April 30, 2026	73,602,334
Number of shares of registrant’s Class C Common Stock, par value $0.0001 per share issued and outstanding as of April 30, 2026	88,757,604

i

GLOSSARY OF TERMS
The following are abbreviations and definitions of certain terms which may be used in this Quarterly Report on Form 10-Q (“Quarterly Report”) and certain terms which are commonly used in the exploration, production and midstream sectors of the oil and natural gas industry:
•ASC. Accounting Standards Codification
•ASU. Accounting Standards Updates
•Barilla Draw. Barilla Draw Gathering, LLC, a Delaware limited liability company
•Bbl. One stock tank barrel of 42 United States (“U.S.”) gallons liquid volume used herein in reference to crude oil, condensate or natural gas liquids
•Bcf. One billion cubic feet
•Bcf/d. One Bcf per day
•Breviloba. Breviloba, LLC, a Texas limited liability company
•Btu. One British thermal unit, which is the quantity of heat required to raise the temperature of a one-pound mass of water by one-degree Fahrenheit
•CODM. Chief Operating Decision Maker
•Delaware Basin. Located on the western section of the Permian Basin. The Delaware Basin covers a 6.4 million acre area
•Durango. Durango Permian LLC and its wholly owned subsidiaries
•Durango Seller. Durango Midstream LLC, an affiliate of Morgan Stanley Equity Partners
•EBITDA. Earnings before interest, taxes, depreciation, and amortization
•EMI or EMIs. Equity Method Investment(s)
•EPIC. Epic Crude Holdings, LP, a Delaware limited partnership
•FASB. Financial Accounting Standards Board
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
•MVC. Minimum volume commitments
•NGL or NGLs. Natural gas liquids. Hydrocarbons found in natural gas, which may be extracted as liquefied petroleum gas and natural gasoline
•Permian Gathering. RC Permian Gathering, LLC, a Delaware limited liability company
•PHP. Permian Highway Pipeline, LLC, a Delaware limited liability company
•Throughput. The volume of crude oil, natural gas, NGLs, water and refined petroleum products transported or passing through a pipeline, plant, terminal or other facility during a particular period
•SEC. United States Securities and Exchange Commission
•Shin Oak. Shin Oak NGL Pipeline
•SOFR. Secured Overnight Financing Rate

FORWARD-LOOKING STATEMENTS AND RISKS
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
•general economic and political conditions, including interest rates, inflation, global geopolitical conflicts, foreign and domestic trade policies under the Trump Administration and other factors; and
•other factors disclosed in “Part I, Item 1A. — Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 26, 2026.

Other factors or events that could cause the actual results of Kinetik Holdings, Inc. (the “Company” or “Kinetik”) to differ materially from the Company’s expectations may emerge from time to time, and it is not possible for the Company to predict all such factors or events. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. All forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, the Company disclaims any obligation to update or revise its forward-looking statements, whether based on changes in internal estimates or expectations, new information, future developments or otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2026	2025

	(In thousands, except per share data)
Operating revenues:
Service revenue	$93,772	$127,926
Product revenue	312,233	312,505
Other revenue	3,971	2,832
Total operating revenues	409,976	443,263
Operating costs and expenses:
Costs of sales (excluding depreciation and amortization)(1) (2)	188,724	223,364
Operating expenses	70,301	63,603
Ad valorem taxes	8,775	6,791
General and administrative expenses	44,200	37,592
Depreciation and amortization expenses	101,833	92,673
Gain on disposal of assets, net	(19)	(40)
Total operating costs and expenses	413,814	423,983
Operating (loss) income	(3,838)	19,280
Other income (expense):
Interest and other income	167	785
Interest expense	(53,420)	(55,714)
Equity in earnings of unconsolidated affiliates	51,188	57,478
Total other (expense) income, net	(2,065)	2,549
(Loss) income before income taxes	(5,903)	21,829
Income tax (benefit) expense	(778)	2,567
Net (loss) income including noncontrolling interest	(5,125)	19,262
Net (loss) income attributable to Common Unit limited partners	(3,458)	13,132
Net (loss) income attributable to holders of Class A Common Stock	$(1,667)	$6,130

Net (loss) income attributable to holders of Class A Common Stock, per share
Basic	$(0.07)	$0.05
Diluted	$(0.07)	$0.05
Weighted-average shares
Basic	65,910	60,162
Diluted	66,684	61,001
(1)Costs of sales (excluding depreciation and amortization) is net of gas service revenues totaling $102.3 million and $62.2 million for the three months ended March 31, 2026 and 2025, respectively, for certain volumes where we function as principal.
(2)Includes amounts associated with related parties of $7.1 million and $4.7 million for the three months ended March 31, 2026 and 2025, respectively.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2026	2025

	(In thousands, except shares data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$720	$3,951
Accounts receivable, net of allowance for credit losses of $1,000 in 2026 and 2025	92,713	85,276
Accounts receivable pledged	187,100	165,200
Derivative assets	7,531	13,906
Prepaid and other current assets	30,733	33,703
	318,797	302,036
NONCURRENT ASSETS:
Property, plant and equipment, net	3,891,665	3,866,236
Intangible assets, net	523,184	553,230
Derivative asset, non-current	2,453	1,467
Operating lease right-of-use assets	56,398	71,147
Deferred tax assets	225,944	197,702
Deferred charges and other assets	95,621	89,991
Investments in unconsolidated affiliates	1,991,604	2,008,725
Goodwill	5,077	5,077
	6,791,946	6,793,575
Total assets	$7,110,743	$7,095,611
LIABILITIES, NONCONTROLLING INTEREST AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,672	$42,067
Accrued expenses	227,571	172,050
Derivative liabilities	42,046	5,506
Current portion of operating lease liabilities	39,957	43,614
Current debt obligations	187,100	165,200
Other current liabilities	11,723	12,064
	537,069	440,501
NONCURRENT LIABILITIES
Long term debt, net	3,644,128	3,627,720
Contract liabilities	30,493	30,959
Operating lease liabilities	18,149	29,033
Derivative liabilities	1,712	—
Other liabilities	14,819	14,717
Deferred tax liabilities	22,222	22,299
	3,731,523	3,724,728
Total liabilities	4,268,592	4,165,229
COMMITMENTS AND CONTINGENCIES (Note 16)
Redeemable noncontrolling interest — Common Unit limited partners	4,511,385	3,495,762
EQUITY:
Class A Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 68,802,183 and 64,080,915 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	7	6
Class C Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 93,557,604 and 97,557,604 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	9	10
Additional paid-in capital	—	240,725
Accumulated deficit	(1,669,250)	(806,121)
Total equity	(1,669,234)	(565,380)
Total liabilities, noncontrolling interest and equity	$7,110,743	$7,095,611
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2026	2025

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income including noncontrolling interest	$(5,125)	$19,262
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	101,833	92,673
Amortization of deferred financing costs	1,963	1,972
Amortization of contract costs	1,950	1,656
Distributions from unconsolidated affiliates	68,309	63,337
Derivative settlement	(142)	(4,714)
Derivative fair value adjustment	43,783	22,171
Gain on disposal of assets, net	(19)	(40)
Equity in earnings of unconsolidated affiliates	(51,188)	(57,478)
Share-based compensation	20,663	20,653
Deferred income taxes	(778)	2,460
Changes in operating assets and liabilities:
Accounts receivable and pledged receivable	(29,337)	(19,187)
Other assets	(5,042)	(1,886)
Accounts payable	(15,942)	(7,090)
Accrued liabilities	49,193	19,244
Other non-current liabilities	102	23,550
Operating leases	208	247
Net cash provided by operating activities	180,431	176,830
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment expenditures	(83,029)	(74,546)
Intangible assets expenditures	(6,143)	(6,929)
Investments in unconsolidated affiliates	—	(888)
Distributions from unconsolidated affiliates	—	560
Cash proceeds from disposal of assets	43	45
Net cash paid for acquisition	—	(178,380)
Net cash used in investing activities	(89,129)	(260,138)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing under A/R Facility	30,000	8,600
Payments on A/R Facility	(8,100)	—
Proceeds from borrowings on long-term debt	—	250,000
Payments of debt issuance costs, net	(123)	(2,497)
Proceeds from debt premium, net	—	625
Proceeds from revolving line of credit	150,000	388,000
Payments on revolving line of credit	(135,000)	(433,000)
Cash dividends paid to Class A Common Stock shareholders	(52,293)	(46,983)
Distributions paid to Class C Common Unit limited partners	(79,017)	(76,198)
Net cash (used in) provided by financing activities	(94,533)	88,547
Net change in cash	(3,231)	5,239
CASH, BEGINNING OF PERIOD	3,951	3,606
CASH, END OF PERIOD	$720	$8,845

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2026	2025

	(In thousands)

SUPPLEMENTAL SCHEDULE OF INVESTING AND FINANCING ACTIVITIES
Cash paid for interest, net of amounts capitalized	$20,821	$23,710
Property and equipment and intangible accruals in accounts payable and accrued liabilities	$40,002	$41,907
Right-of-use assets obtained in exchange for lease liabilities	$—	$15,767
Class A Common Stock issued through dividend and distribution reinvestment plan	$498	$390

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(UNAUDITED)

	Redeemable Noncontrolling Interest — Common Unit Limited Partners	Class A Common Stock		Class C Common Stock				Additional Paid-in Capital	Accumulated Deficit	Total Equity
						Deferred Consideration
		Shares	Amount	Shares	Amount	Shares	Amount

	(In thousands)
For the Three Months Ended March 31, 2025
Balance at December 31, 2024	$5,955,662	59,930	$6	97,783	$9	7,680	$1	$—	$(2,976,612)	$(2,976,596)
Redemption of Common Units	(40,821)	744	—	(744)	—	—	—	40,821	—	$40,821
Issuance of common stock through dividend and distribution reinvestment plan	—	6	—	—	—	—	—	390	—	390
Share-based compensation	—	242	—	—	—	—	—	20,653	—	20,653
Net income	13,132	—	—	—	—	—	—	—	6,130	6,130
Change in redemption value of noncontrolling interest	(401,214)	—	—	—	—	—	—	—	401,214	401,214
Recognition of deferred tax asset	—	—	—	—	—	—	—	5,102	—	5,102
Distributions paid to Common Unit limited partners	(76,204)	—	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($0.78 per share)	—	—	—	—	—	—	—	—	(47,367)	(47,367)
Balance at March 31, 2025	$5,450,555	60,922	$6	97,039	$9	7,680	$1	$66,966	$(2,616,635)	$(2,549,653)

For the Three Months Ended March 31, 2026
Balance at December 31, 2025	$3,495,762	64,081	$6	97,558	$10	—	$—	$240,725	$(806,121)	$(565,380)
Redemption of Common Units	(182,418)	4,000	1	(4,000)	(1)	—	—	182,418	—	182,418
Issuance of common stock through dividend and distribution reinvestment plan	—	11	—	—	—	—	—	498	—	498
Share-based compensation	—	710	—	—	—	—	—	20,663	—	20,663
Net loss	(3,458)	—	—	—	—	—	—	—	(1,667)	(1,667)
Change in redemption value of noncontrolling interest	1,280,522	—	—	—	—	—	—	(471,845)	(808,677)	(1,280,522)
Recognition of deferred tax asset	—	—	—	—	—	—	—	27,541	—	27,541
Distributions paid to Common Unit limited partners	(79,023)	—	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($0.81 per share)	—	—	—	—	—	—	—	—	(52,785)	(52,785)
Balance at March 31, 2026	$4,511,385	68,802	$7	93,558	$9	—	$—	$—	$(1,669,250)	$(1,669,234)
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

KINETIK HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These Condensed Consolidated Financial Statements have been prepared by Kinetik Holdings Inc. (the “Company”), without audit, pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods, on a basis consistent with the annual audited financial statements, with the exception of recently adopted accounting pronouncements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2026.

1.    THE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
The Company is a holding company, whose only significant assets are ownership of the non-economic general partner interest and an approximate 42% limited partner interest in Kinetik Holdings LP, a Delaware limited partnership (the “Partnership”). As the owner of the non-economic general partner interest in the Partnership, the Company is responsible for all operational, management and administrative decisions related to, and consolidates the results of, the Partnership and its subsidiaries.
The Company provides comprehensive gathering, produced water disposal, transportation, compression, processing and treating services necessary to bring natural gas, NGLs and crude oil to market. Additionally, the Company owns equity interests in two separate Permian Basin pipeline entities that have access to various markets along the U.S. Gulf Coast and Mexico.
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year; accordingly, you should read these Condensed Consolidated Financial Statements in conjunction with our Consolidated Financial Statements and related notes included in our 2025 Annual Report on Form 10-K. All intercompany balances and transactions have been eliminated in consolidation.
Significant Accounting Policies
The accounting policies that we follow are set forth in Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025. There were no significant updates or revisions to our accounting policies during the three months ended March 31, 2026.
Transactions with related parties
The Company incurs cost of sales with two of its EMI pipeline entities, PHP and Breviloba. The Company pays a demand fee to PHP and pays a capacity fee to Breviloba for certain volumes moving on Shin Oak. The Company recorded cost of sales of $7.1 million and $4.7 million with these affiliates for the three months ended March 31, 2026 and 2025, respectively.
Recently issued accounting pronouncements not yet adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses, (“ASU 2024-03”). In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures - Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 and ASU 2025-01 require a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. All public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the effect that ASU 2024-03 and 2025-01 will have on the disclosures within its Consolidated Financial Statements.
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
Barilla Draw Acquisition
In the first quarter of 2025, the Company completed a bolt-on acquisition with Permian Resources Corporation to acquire all issued and outstanding membership interests of its wholly owned subsidiaries, Permian Gathering and Barilla Draw, for $175.5 million of cash consideration (the “Barilla Draw Acquisition”). Assets acquired consisted of natural gas and crude gathering pipelines and compression equipment of $165.0 million, intangible right-of-way assets of $10.5 million and operating lease right of use assets of $15.7 million. The acquired net assets were included in the Midstream Logistics segment. This transaction was accounted for as a business combination in accordance with ASC 805 Business Combination.

3.    REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents a disaggregation of the Company’s revenue:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Gathering and processing services	$93,772	$127,926
Natural gas, NGLs and condensate sales	312,233	312,505
Other revenue	3,971	2,832
Total revenues	$409,976	$443,263
There have been no significant changes to the Company’s contracts with customers during the three months ended March 31, 2026. The Company recognized $2.0 million and $0.3 million in revenues from MVC deficiency payments for the three months ended March 31, 2026 and 2025, respectively.

Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that have not yet been recognized, representing our contractually committed revenues as of March 31, 2026:

Amount

Fiscal Year	(In thousands)
Remaining 2026	$29,992
2027	70,331
2028	75,488
2029	74,736
2030	90,133
Thereafter	88,208
$428,888
Our contractually committed revenue, for the purposes of the table above, is limited to customer contracts that have fixed pricing and fixed volume terms and conditions, including contracts with payment obligations associated with MVCs.
Contract Liabilities
The following table provides information about contract liabilities from contracts with customers as of March 31, 2026:

Amount

(In thousands)
Balance at December 31, 2025	$36,632
Reclassification of beginning contract liabilities to revenue as a result of performance obligations being satisfied	(1,633)
Cash received in advance and not recognized as revenue	777
Balance at March 31, 2026	35,776
Less: Current portion	5,283
Non-current portion	$30,493
Contract liabilities relate to payments received in advance of satisfying performance obligations under a contract, which result from contribution in aid of construction payments. Current and noncurrent contract liabilities are included in “Other Current Liabilities” and “Contract Liabilities,” respectively, in the Condensed Consolidated Balance Sheets.
Contract Cost Assets
The Company has capitalized certain costs incurred to obtain a contract or additional contract dedicated acreage or volumes that would not have been incurred if the contract or associated acreage and volumes had not been obtained. As of March 31, 2026 and December 31, 2025, the Company had contract acquisition cost assets of $68.6 million and $61.6 million, respectively. Current and noncurrent contract cost assets are included in “Prepaid and Other Current Assets” and “Deferred Charges and Other Assets,” respectively, in the Condensed Consolidated Balance Sheets. The Company amortizes these assets as cost of sales on a straight-line basis over the life of the associated long-term customer contract. The Company recognized costs of sales associated with these assets of $2.0 million and $1.7 million for the three months ended March 31, 2026 and 2025.

4.    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, at carrying value, is as follows:

	March 31,	December 31,
	2026	2025

	(In thousands)
Gathering, processing, and transmission systems and facilities	$4,755,841	$4,741,741
Vehicles	20,926	19,802
Computers and equipment	14,586	12,509
Less: accumulated depreciation	(1,113,875)	(1,048,589)
Total depreciable assets, net	3,677,478	3,725,463
Construction in progress	178,367	105,219
Land	35,820	35,554
Total property, plant, and equipment, net	$3,891,665	$3,866,236
The cost of property classified as “Construction in progress” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet available to be placed into productive service as of the respective reporting date. The Company recorded $65.4 million and $62.1 million of depreciation expense for the three months ended March 31, 2026 and 2025, respectively. There were no impairment triggering events for property, plant and equipment during the three months ended March 31, 2026 and 2025.

5.    INTANGIBLE ASSETS, NET
Intangible assets, net, are comprised of the following:

	March 31, 2026			December 31, 2025
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer contracts	$1,241,858	$(856,915)	$384,943	$1,276,009	$(862,508)	$413,501
Right of way assets	243,850	(105,609)	$138,241	238,876	(99,147)	$139,729
Total	$1,485,708	$(962,524)	$523,184	$1,514,885	$(961,655)	$553,230
As of March 31, 2026, the remaining customer contract amortization terms range from eight months to sixteen years with weighted average amortization periods of approximately seven years and the right-of-way assets remaining amortization terms range from four months to thirteen years with weighted average amortization periods of approximately seven years. The overall remaining weighted average amortization period for the intangible assets as of March 31, 2026 was approximately seven years.
The Company recorded $36.5 million and $30.6 million of amortization expense for the three months ended March 31, 2026 and 2025, respectively. There was no impairment recognized on intangible assets for the three months ended March 31, 2026 and 2025.

6.    EQUITY METHOD INVESTMENTS
As of March 31, 2026, the Company owned investments in the following long-haul pipeline entities in the Permian Basin. These investments were accounted for using the equity method of accounting. For each EMI pipeline entity, the Company has the ability to exercise significant influence based on certain governance provisions and its participation in the significant activities and decisions that impact the management and economic performance of the EMI pipeline. The table below presents the ownership percentages and investment balances held by the Company for each entity:

		March 31,	December 31,
	Ownership	2026	2025

		(In thousands)
PHP	55.5%	$1,579,875	$1,591,384
Breviloba	33.0%	411,729	417,341
		$1,991,604	$2,008,725
The unamortized, net basis differences included in the EMI pipeline balances were $191.7 million and $193.6 million as of March 31, 2026 and December 31, 2025, respectively. These amounts represent differences in the Company’s contributions to date and the Company’s underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized basis differences are amortized on a straight-line basis into equity income of unconsolidated affiliates over the useful lives of the underlying pipeline assets. In addition, there was capitalized interest of $22.8 million and $23.0 million as of March 31, 2026 and December 31, 2025, respectively. Capitalized interest is amortized on a straight-line basis into equity income of unconsolidated affiliates.
The following table presents the activity in the Company’s EMIs for the three months ended March 31, 2026:

	Permian Highway Pipeline LLC	Breviloba, LLC	Total

	(In thousands)
Balance at December 31, 2025	$1,591,384	$417,341	$2,008,725
Distributions(1)	(56,619)	(11,690)	(68,309)
Equity income, net(2)	45,110	6,078	51,188
Balance at March 31, 2026	$1,579,875	$411,729	$1,991,604
(1)Distributions consisted of a return on investment of $68.3 million, which was included in cash flows from operating activities.
(2)For the three months ended March 31, 2026, equity income was net of amortization of basis differences and capitalized interest, which represents undistributed earnings, of $2.0 million from PHP and $0.2 million from Breviloba, LLC.
Summarized Financial Information
The following table represents selected data for the Company’s ongoing EMI pipelines (on a 100 percent basis) for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026		2025
	Permian Highway Pipeline LLC	Breviloba, LLC	Permian Highway Pipeline LLC	Breviloba, LLC

	(In thousands)
Revenues	$128,686	$39,769	$128,306	$59,492
Operating income	84,884	19,969	82,572	31,976
Net income	84,741	19,856	82,649	31,991

7.    DEBT AND FINANCING COSTS
Accounts Receivable Securitization Facility
On March 31, 2026, the Partnership executed Amendment No. 2 to its accounts receivable securitization facility, originally dated April 2, 2024 (the “A/R Facility” and, as amended, the “Amended A/R Facility”), with PNC Bank, National Association (“PNC Bank”). Pursuant to this amendment, the facility limit was reduced to $225.0 million, and the scheduled termination date was extended to March 30, 2027, with a Final Maturity Date of the earlier of (a) 60 days following the Scheduled Termination Date, and (b) the Termination Date unless such Termination Date occurs solely as a result of the Scheduled Termination Date’s occurrence. In addition, Amendment No. 2 introduced an option permitting Kinetik Receivables, LLC (“Kinetik Receivables”) to request an increase in commitments of up to $50.0 million in aggregate, subject to PNC Bank’s approval. Furthermore, Amendment No. 2 removed all sustainability-linked pricing provisions from the A/R Facility, including the sustainability rate adjustment, sustainability fee adjustment and related reporting obligations that were previously applicable to the yield rate and fees under the facility.
For the three months ended March 31, 2026, the aggregate fees and expenses paid directly to third parties for the amendment were immaterial.
Under the Amended A/R Facility, the Company is subject to pay a yield to the purchasers equal to the highest of (i) the Overnight Bank Funding Rate, plus 0.50%, (ii) the Prime Rate, and (iii) Daily Simple SOFR, plus 1.00%, and a drawn fee of 0.85%. The Company also pays a fee of 0.40% on the undrawn committed amount of the Amended A/R Facility. Yield and fees payable by the Company under the Amended A/R Facility are due monthly. As of March 31, 2026, eligible accounts receivable of $187.1 million were pledged to the Amended A/R Facility as collateral and $37.9 million was available to be invested by the purchasers.
Term Loan Credit Agreement

On May 30, 2025, the Partnership entered into a term loan credit agreement (the “Term Loan Credit Agreement”) among Toronto Dominion (Texas) LLC, as administrative agent and the banks and other financial institutions party thereto, as lenders. The Term Loan Credit Agreement provides for a senior unsecured credit facility of $1.15 billion and matures on May 30, 2028. The obligations under the Term Loan Credit Agreement are guaranteed by the Company.
Revolving Credit Agreement
On May 30, 2025, the Partnership entered into a new revolving credit agreement (the “Revolving Credit Agreement”) among PNC Bank, National Association, as administrative agent (“PNC Bank”), and the banks and other financial institutions party thereto, as lenders. The Revolving Credit Agreement provides for a $1.60 billion senior unsecured revolving credit facility, which includes a $200.0 million sublimit for the issuance of letters of credit, and a $300.0 million sublimit for swingline loans, and matures on May 30, 2030. The obligations under the Revolving Credit Agreement are guaranteed by the Company. The aggregate fees and expenses paid directly to lenders and third parties in connection with the Revolving Credit Agreement were capitalized as debt issuance costs, included in “Prepaid and other current assets” and “Deferred charges and other assets” on the Condensed Consolidated Balance Sheets, and were amortized over the term of the revolving credit facility to interest expense using straight-line method. As of March 31, 2026, there were unamortized debt issuance costs of $8.0 million. As of March 31, 2026, we had an outstanding borrowing of $468.0 million and remaining borrowing capacity of $1.12 billion.
December 2028 Sustainability-Linked Senior Notes
On March 14, 2025, the Company completed an additional private placement of $250.0 million aggregate principal amount of 6.625% Sustainability-Linked Senior Notes due 2028 (the “New 2028 Notes”) at 101.25% of par. The New 2028 Notes were issued as additional notes under the Indenture dated as of December 6, 2023 (the “Existing Notes”). The New 2028 Notes and the Existing Notes (together, as “2028 Notes”), are treated as a single series of securities under the indenture and vote together as a single class. Interest on the 2028 Notes is payable semi-annually in arrears on June 15 and December 15 of each year. The 2028 Notes will mature on December 15, 2028.
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
The following table summarizes the Company’s debt obligations as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025

	(In thousands)
A/R Facility(1)	$187,100	$165,200
Total current debt obligations	$187,100	$165,200

Unsecured term loan(2)	$1,150,000	$1,150,000
5.875% senior unsecured notes (“2030 Notes”)	1,000,000	1,000,000
6.625% senior unsecured notes (“2028 Notes”)	1,050,000	1,050,000
Revolving line of credit(3)	468,000	453,000
Total long-term debt	3,668,000	3,653,000
Unamortized debt issuance costs, net(4)	(22,970)	(24,374)
Unamortized debt premiums and discounts, net(5)	(902)	(906)
Total long-term debt, net	$3,644,128	$3,627,720
(1)The effective interest rate was 4.61% and 4.65% as of March 31, 2026 and December 31, 2025, respectively.
(2)The effective interest rate of the Term Loan Credit Agreement was 5.39% and 5.44% as of March 31, 2026 and December 31, 2025, respectively.
(3)The weighted average effective interest rate of the Revolving Credit Agreement was 5.39% and 5.44% as of March 31, 2026 and December 31, 2025, respectively.
(4)Fees paid directly to third parties were capitalized as debt issuance cost, included in the Condensed Consolidated Balance Sheets as direct deductions to respective loans, are amortized using effective interest method. As of March 31, 2026, unamortized debt issuance costs consisted of $1.9 million to the unsecured term loan, $8.4 million to the 2028 Notes and $12.6 million to the 2030 Notes.
(5)The original debt premium, net of debt discount were included in the Condensed Consolidated Balance Sheets as adjustments to respective loans and amortized over the life of the loans using the effective interest method. As of March 31, 2026, there were unamortized debt discount of $2.2 million to the unsecured term loan and debt premium, net, of $1.3 million to the 2028 Notes.
The table below presents the components of the Company’s financing costs, net of capitalized interest:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Capitalized interest	$(1,774)	$(3,304)
Debt issuance costs	1,963	1,972
Interest expense	53,231	57,046
Total financing costs, net of capitalized interest	$53,420	$55,714
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
As of March 31, 2026, the Partnership was in compliance with all customary and financial covenants.

Letters of Credit
Our Revolving Credit Agreement maturing on May 30, 2030 includes a $200.0 million sublimit for the issuance of letters of credit. Our letters of credit obligations totaled $12.6 million as of March 31, 2026 and December 31, 2025. As of March 31, 2026, the Revolving Credit Agreement has a borrowing capacity of $1.12 billion available.
Fair Value of Financial Instruments
The fair value of the Company and its subsidiaries’ consolidated debt as of March 31, 2026 and December 31, 2025 was $3.88 billion. On March 31, 2026, the senior unsecured notes’ fair value was based on Level 1 inputs, the Term Loan Credit Agreement and the Revolving Credit Agreement’s fair value was based on Level 3 inputs and the Amended A/R Facility’s fair value approximates its carrying value due to its short-term nature.

8.    ACCRUED EXPENSES
The following table provides the Company’s current accrued expenses on March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025

	(In thousands)
Accrued product purchases	$129,720	$118,240
Accrued taxes	8,512	5,106
Accrued salaries, vacation, and related benefits	5,100	3,540
Accrued capital expenditures	20,789	15,309
Accrued interest	38,813	6,681
Accrued other expenses	24,637	23,174
Total accrued expenses	$227,571	$172,050
Accrued product purchases mainly accrue the liabilities related to producer payments and any additional business-related miscellaneous fees we owe to third parties, such as transport or capacity fees as of March 31, 2026 and December 31, 2025.
Accrued interest increased by $32.1 million, or over 400%, to $38.8 million as of March 31, 2026, compared to $6.7 million as of December 31, 2025. The increase was primarily due to payments of accrued interest on the 2028 Notes and 2030 Notes made in December 2025 pursuant to the loan agreements. The next interest payments on the 2028 Notes and 2030 Notes will be due in June 2026.

9.    LEASES
Components of lease costs are included in the Condensed Consolidated Statements of Operations as “general and administrative expense” for real-estate leases and “operating expenses” for non-real estate leases. Total operating lease costs were $12.3 million for both the three months ended March 31, 2026 and 2025. Short-term lease costs were $1.8 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively. Variable lease costs were immaterial for the three months ended March 31, 2026 and 2025.

The following table presents other supplemental lease information:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Operating cash flows from operating leases	$12,063	$12,232
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$15,767
Weighted-average remaining lease term — operating leases (in years)	2.01	2.64
Weighted-average discount rate — operating leases	5.92%	5.47%

10.    EQUITY
Redeemable Noncontrolling Interest — Common Unit Limited Partners
The redemption option of the Common Unit is not legally detachable or separately exercisable from the instrument and is non-transferable; the Common Unit is redeemable at the option of the holder. Therefore, the Common Unit is accounted for as redeemable noncontrolling interest and classified as temporary equity on the Company’s Condensed Consolidated Balance Sheets. During the three months ended March 31, 2026, 4.0 million common units representing limited partner interests in the Partnership (“Common Units”) were redeemed on a one-for-one basis for shares of Class A Common Stock, par value $0.0001 per share of the Company (“Class A Common Stock”) and a corresponding number of shares of Class C Common Stock, par value $0.0001 per share of the Company (“Class C Common Stock”) were cancelled. There were 93.6 million Common Units and an equal number of Class C Common Stock issued and outstanding as of March 31, 2026. The Common Units fair value was approximately $4.51 billion as of March 31, 2026.
Common Stock
As of March 31, 2026, there were 68.8 million and 93.6 million shares, respectively, of Class A Common Stock and Class C Common Stock issued and outstanding (collectively, “Common Stock”).
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
During the three months ended March 31, 2026, the Company did not repurchase any of its Class A Common Stock under the Repurchase Program.
Dividend
On February 13, 2026, the Company made cash dividend payments of $131.3 million to holders of Class A Common Stock and Common Units and $0.5 million was reinvested in shares of Class A Common Stock by Class A Common Stock and Common Units holders.

11.    FAIR VALUE MEASUREMENTS
The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Level 1	Level 2	Level 3	Total

	(In thousands)
Commodity swaps	$—	$6,769	$—	$6,769
Interest rate derivatives	—	3,215	—	3,215
Total assets	$—	$9,984	$—	$9,984

Commodity swaps	$—	$43,758	$—	$43,758
Total liabilities	$—	$43,758	$—	$43,758

	December 31, 2025
	Level 1	Level 2	Level 3	Total

	(In thousands)
Commodity swaps	$—	$15,369	$—	$15,369
Interest rate derivatives	—	4	—	4
Total assets	$—	$15,373	$—	$15,373

Commodity swaps	$—	$5,371	$—	$5,371
Interest rate derivatives	—	135	—	135
Total liabilities	$—	$5,506	$—	$5,506
Our derivative contracts consist of interest rate swaps and commodity swaps. The valuation of these derivative contracts involved both observable publicly quoted prices and certain credit valuation inputs that may not be readily observable in the marketplace. As such, derivative contracts are classified as Level 2 in the hierarchy. Refer to Note 12—Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further discussion related to commodity swaps and interest rate derivatives.
Long-term debt’s carrying value can vary from fair value. See Note 7—Debt and Financing Costs in the Notes to Condensed Financial Statements for further information. The carrying amounts reported on the Condensed Consolidated Balance Sheets for the Company’s remaining financial assets and liabilities approximate fair value due to their short-term nature. There were no transfers between Levels 1, 2 or 3 of the fair value hierarchy during the three months ended March 31, 2026 and 2025.

12.    DERIVATIVES AND HEDGING ACTIVITIES
The Company is exposed to certain risks arising from both its business operations and economic conditions, and it enters into certain derivative contracts to manage exposure to these risks. To minimize counterparty credit risk in derivative instruments, the Company enters into transactions with high credit-rating counterparties. The Company did not elect to apply hedge accounting to these derivative contracts and recorded the fair value of the derivatives on the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.
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
As of March 31, 2026, the Company had seven interest rate swap contracts with a notional amount of $1.00 billion that pays a fixed rate ranging from 3.06% to 3.42%. Of the seven interest rate swap contracts, two will reach maturity on December 31, 2026 and the remaining five will reach maturity on December 31, 2027. The fair value or settlement value of the consolidated interest rate swaps outstanding are presented on a gross basis on the Condensed Consolidated Balance Sheets.

The following table presents the fair value of derivative assets and liabilities related to the interest rate swap contracts:

	March 31,	December 31,
	2026	2025

	(In thousands)
Derivative assets - current	$1,573	$4
Derivative assets - noncurrent	1,642	—
Total derivative assets	$3,215	$4

Derivative liabilities - current	$—	$135
Total derivative liabilities	$—	$135
The Company recorded cash settlements and changes in fair value of the interest rate swap contracts in “Interest expense” in the Condensed Consolidated Statements of Operations. The following table presents interest rate swap derivative activities for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Realized gain (loss) on interest rate swaps	$342	$(343)
Favorable fair value adjustment	$3,688	$327
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
During the past twelve months, the Company entered into multiple commodity swap contracts based on the OPIS NGL Mont Belvieu prices for ethane, propane and butane, the Waha Basis index, the HSC index and the NYMEX West Texas Intermediate Crude index. These contracts are for various notional quantities of NGLs, natural gas and crude. Similarly, the Company has entered into various natural gas basis spread swaps. These contracts are effective over the next 1 to 20 months and are used to hedge against location price risk of the respective commodities resulting from supply and demand volatility and protect cash flows against price fluctuations.
The following table presents detailed information of commodity swaps outstanding as of March 31, 2026 (in thousands, except volumes):

	March 31, 2026
Commodity	Unit	Notional Volume	Net Fair Value
Natural Gas	MMBtus	6,665,000	$4,258
NGL	Gallons	124,985,050	(7,854)
Crude	Bbl	735,950	(10,114)
Natural Gas Basis Spread Swaps	MMBtus	28,500,000	(23,279)
			$(36,989)

The fair value or settlement value of the outstanding swaps are presented on a gross basis on the Condensed Consolidated Balance Sheets. The following table presents the fair value of derivative assets and liabilities related to commodity swaps:

	March 31,	December 31,
	2026	2025

	(In thousands)
Derivative assets - current	$5,958	$13,902
Derivative assets - noncurrent	811	1,467
Total derivative assets	$6,769	$15,369

Derivative liabilities - current	$42,046	$5,371
Derivative liabilities - noncurrent	1,712	—
Total derivative liabilities	$43,758	$5,371
The Company recorded cash settlements and fair value adjustments on commodity swap derivatives in “Product revenue” in the Condensed Consolidated Statements of Operations. The following table presents commodity swap derivatives activities for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Realized loss on commodity swaps	$(484)	$(4,371)
Unfavorable fair value adjustment	$(47,471)	$(22,498)

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
Class A Shares and Class C Shares
The table below summarizes Class A Share and Class C Share activities for the three months ended March 31, 2026:

	Number of Shares	Weighted Avg Grant-Date Fair Market Value Per Unit
Outstanding and unvested shares at December 31, 2025	3,040,628	$28.58
Vested(1)	2,845,395	31.18
Outstanding and unvested shares at March 31, 2026(2)	195,233	$—
(1)Represented vesting of 2,519,829 shares of Class A Shares and 325,566 shares of Class C Shares. All the vested shares were issued and outstanding and held in escrow upon the closing of the Altus Merger in 2022.
(2)Represented Class A shares that were issued in connection with the closing of the Altus Merger in 2022, which had zero grant date fair value as the vesting of such shares was contingent upon the sale of the Company’s Class A Common Stock by a certain third party. The likelihood and timing of this event could not be reasonably estimated as of March 31, 2026. If there is no additional sale of the Company’s Class A Common Stock made by the certain third party, all outstanding unvested shares will vest on February 25, 2028.

The table below summarizes aggregate intrinsic value (market value at vesting date) and grant-date fair value of vested Class A Shares and Class C Shares for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Aggregate intrinsic value of vested Class A Shares and Class C Shares	$133,734	$134,139
Grant-date fair value of vested Class A Shares and Class C Shares	$88,705	$73,545
Restricted Stock Units
RSUs were granted to certain executives and employees under the Kinetik Holdings Inc. Amended and Restated 2019 Omnibus Compensation Plan (the “2019 Plan”) with various service vesting requirements. Such RSUs may be settled only for shares of Class A Common Stock on a one-for-one basis, contingent upon continued employment.
The table below summarizes RSUs activities for the three months ended March 31, 2026:

	Number of Shares	Weighted Avg Grant-Date Fair Market Value Per Unit
Outstanding and unvested shares at December 31, 2025	931,507	$40.98
Granted	761,836	44.50
Vested	705,945	38.60
Forfeited	11,181	44.99
Outstanding and unvested shares at March 31, 2026	976,217	$44.10
The table below summarizes aggregate intrinsic value (market value at vesting date) and grant-date fair value of RSUs for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Aggregate intrinsic value of vested RSUs	$27,950	$12,837
Grant-date fair value of vested RSUs	$27,214	$11,335
As of March 31, 2026, there were $31.0 million of unrecognized compensation costs related to the RSUs. These costs are expected to be recognized over a weighted average period of 1.87 years.
Performance Stock Units
The Company granted PSUs pursuant to the 2019 Plan to certain of its employees and executives. These PSUs vest and become earned upon the achievement of certain performance goals based on the Company’s annualized absolute total stockholder return and the Company’s relative total stockholder return as compared to the performance peer group during a three-year performance period. Depending on the results achieved during the three-year performance period, the actual number of Class A Common Stock that a holder of the PSUs earns at the end of the performance period may range from 0% to 200% of the target number of PSUs granted. The fair value of the PSUs is determined using a Monte Carlo simulation at the grant date. The Company recognizes compensation expense for PSUs on a straight-line basis over the performance period. Any PSU not earned at the end of the performance period will be forfeited.

The table below summarizes PSU activities for the three months ended March 31, 2026:

	Number of Shares	Weighted Avg Grant-Date Fair Market Value Per Unit
Outstanding and unvested shares at December 31, 2025	347,497	$41.41
Granted	171,756	56.27
Outstanding and unvested shares at March 31, 2026	519,253	$46.32
No vesting or forfeiture occurred for PSUs for the three months ended March 31, 2026 and 2025.
The table below presents a summary of the grant-date fair value assumptions used to value the PSUs granted during 2026:

February 2026
Grant-date fair value per unit	$45.56
Beginning average price	$35.34
Risk-free interest rate	3.44%
Volatility factor	34%
Expected term	2.86 years
As of March 31, 2026, there were $15.7 million of unrecognized compensation costs related to the PSUs. These costs are expected to be recognized over a weighted average period of 2.18 years.
With respect to the above Class A Shares, Class C Shares, RSUs and PSUs, the Company recorded compensation expenses of $20.7 million for both three months ended March 31, 2026 and 2025.

14.    INCOME TAXES
The Company is subject to U.S. federal income tax and state taxes. Income tax expense included in the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q is as follows:

	Three Months Ended March 31,

	2026	2025

	(In thousands)
(Loss) income before income taxes	$(5,903)	$21,829
Income tax (benefit) expense	$(778)	$2,567
Effective tax rate	13.18%	11.76%
The effective tax rate for the three months ended March 31, 2026 and 2025 was lower than the statutory rate mainly due to the impact of tax attributable to noncontrolling interest related to the Common Unit limited partners.

15.    NET INCOME PER SHARE
The computation of basic and diluted net income or loss per share for the periods presented in the Condensed Consolidated Financial Statements is shown in the tables below:

	Three Months Ended March 31,
	2026	2025

	(In thousands, except per share amounts)
Net (loss) income attributable to Class A common shareholders	$(1,667)	$6,130
Less: Net income available to participating unvested restricted Class A common shareholders(1)	(3,182)	(3,362)
Total net (loss) income attributable to Class A common shareholders	$(4,849)	$2,768

Weighted average shares outstanding - basic	65,910	60,162
Dilutive effect of unvested Class A common shares(2)	774	839
Weighted average shares outstanding - diluted(3)	66,684	61,001

Net (loss) income available per common share - basic	$(0.07)	$0.05
Net (loss) income available per common share - diluted	$(0.07)	$0.05
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

16.    COMMITMENTS AND CONTINGENCIES
Accruals for loss contingencies arising from claims, assessments, litigation, environmental and other sources are recorded when it is probable that a liability has been incurred, and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available, or circumstances change. As of March 31, 2026 and December 31, 2025, the Company has accrued immaterial reserves related to litigations.
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
The Company and certain of its affiliates are currently defending against two lawsuits brought by Energy Transfer GC NGL Product Services, LLC (formerly Lone Star NGL Product Services, LLC) individually and on behalf of certain of its affiliates, which allege breach of contract and related tort claims arising from two long-term NGL purchase agreements, and which seek remedies in the form of monetary damages, declaratory relief, and specific performance. The first lawsuit was filed in 2021, and the second was filed in 2025, to assert similar claims against additional subsidiaries of the Company. The lawsuits have been consolidated in the Texas Business Court, and a bench trial was held in late March and April 2026. The matter is currently pending before the court. The Company intends to vigorously defend against these claims. At this time, the Company has accrued immaterial reserves, however, we cannot predict with certainty how these matters may ultimately be resolved.
In addition, the Company is involved in a litigation matter arising from Winter Storm Uri in February 2021 to recover approximately $11.6 million in receivables from a third party. The ultimate outcome remains uncertain given the current stage of the proceedings. Based on the creditworthiness of the counterparty and management’s assessment of the claims, defenses, and related uncertainties, no allowances have been recorded. The Company will continue to monitor developments in this matter and update its evaluation as warranted.
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
Upon closing of the Durango Acquisition, the Company became potentially liable for civil penalties related to excess emission violations of certain gas plants and compressor stations acquired. The estimated environmental matter-related liability was $14.0 million as of March 31, 2026 and December 31, 2025. The estimated environmental matter-related liability was classified as a noncurrent liability and included in “Other liabilities” in the Consolidated Balance Sheets as of March 31, 2026 as the Company expects the matter to be settled beyond the next 12 months.
Contingent Liabilities
Durango Acquisition
On June 24, 2024, the Company consummated the previously announced Durango Acquisition. Pursuant to the Durango MIPA, Durango Seller was entitled to an earn-out of up to $75.0 million in cash contingent upon the completion of the Kings Landing Project and placing it into service. The earn-out was subject to reduction based on actual capital costs associated with the Kings Landing Project. The Company determined the earn-out consideration to be classified as a liability based on the settlement provision. In the fourth quarter of 2025, the Company paid $9.9 million to settle the contingent liability, which amount, in accordance with the MIPA, is subject to review by the Durango Seller, and may be subject to adjustment. No adjustment related to the settlement amount was made during the three months ended March 31, 2026.
Permian Gas Acquisition
As part of the acquisition of Permian Gas on June 11, 2019, consideration included a contingent liability arrangement with PDC Permian, Inc. (“PDC”). The arrangement requires additional monies to be paid by the Company to PDC on a per Mcf basis if the actual annual Mcf volume amounts exceed forecasted annual Mcf volume amounts starting in 2020 and continuing through 2029. The total monies paid under this arrangement are capped at $60.5 million and are payable on an annual basis over the earn-out period. PDC’s actual annual Mcf volume did not exceed the incentive forecast volume during the past six years and is not expected to over the next four years; therefore, no contingent consideration liability is accrued as of March 31, 2026 and December 31, 2025.

17.    SEGMENTS
Midstream Logistics and Pipeline Transportation are our operating segments representing the Company’s segments for which discrete financial information is available and utilized on a regular basis by our CODM to make key operating decisions, assess performance and allocate resources. These segments represent strategic business units with differing products and services. No operating segments have been aggregated to form the reportable segments. Therefore, our two operating segments represent our reportable segments. The activities of each of our reportable segments from which the Company earns revenues and incurs expenses are described below:
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

Our Chief Executive Officer, who is the CODM, uses segment net income or loss including noncontrolling interest adjusted for interest, taxes, depreciation and amortization, gain or loss on disposal of assets, the proportionate EBITDA from our EMI pipelines, equity income recorded using the equity method, share-based compensation expense, noncash increases and decreases related to commodity hedging activities, integration and transaction costs and extraordinary losses and unusual or non-recurring charges (“Segment Adjusted EBITDA”) to assess performance of each operating segment. For both segments, the CODM uses Segment Adjusted EBITDA to allocate resources. The CODM considers budget-to-actual and forecast-to-actual variances on a monthly basis for both measures when making decisions about allocating capital and personnel to the segments.
The Midstream Logistics segment accounts for more than 99% of the Company’s operating revenues, cost of sales (excluding depreciation and amortization), operating expenses and ad valorem expenses. The Pipeline Transportation segment contains all of the Company’s equity method investments, which contribute more than 89% of the segment’s adjusted EBITDA. Corporate and Other activities contain the Company’s executive and administrative functions, including more than 86% of the Company’s general and administrative expenses and all of the Company’s debt service costs.
The Company regularly provides management reports to the CODM that include cost of sales, operating, general and administrative expenses related to the segments, which are all considered to be significant.
The following tables present the Segment Adjusted EBITDA of the Company’s reportable segments and reconciliations of the segment profits to consolidated income before income tax expenses for the three months ended March 31, 2026 and 2025:

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Elimination	Consolidated

For the three months ended March 31, 2026	(In thousands)
Revenue	$403,720	$2,285	$—	$—	$406,005
Other revenue	3,962	9	—	—	3,971
Intersegment revenue(2)	—	6,824	—	(6,824)	—
Total segment operating revenue	407,682	9,118	—	(6,824)	409,976
Costs of sales (excluding depreciation and amortization)	(188,588)	(136)	—	—	(188,724)
Intersegment costs of sales	(6,824)	—	—	6,824	—
Operating expenses(3)	(78,302)	(774)	—	—	(79,076)
General and administrative expenses	(5,510)	(260)	(38,430)	—	(44,200)
Proportionate EMI EBITDA	—	70,029	—	—	70,029
Other segment items(4)	50,463	—	32,732	—	83,195
Segment Adjusted EBITDA(5)	$178,921	$77,977	$(5,698)	$—	$251,200

Reconciliation of Segment Adjusted EBITDA to income (loss) before income taxes
Segment Adjusted EBITDA(5)	$178,921	$77,977	$(5,698)	$—	$251,200
Add back:
Other interest income	—	—	167	—	167
Gain on disposal of assets, net	19	—	—	—	19
Equity in earnings of unconsolidated affiliates	—	51,188	—	—	51,188
Deduct:
Interest expense	48	—	53,372	—	53,420
Depreciation and amortization expenses	99,498	2,329	6	—	101,833
Amortization of contract costs	1,950	—	—	—	1,950
Proportionate EMI EBITDA	—	70,029	—	—	70,029
Share-based compensation	—	—	20,663	—	20,663
Commodity hedging unrealized loss	46,987	—	—	—	46,987
Integration costs	—	—	368	—	368
Litigation costs	—	—	11,613	—	11,613
Other one-time costs or amortization	1,526	—	88	—	1,614
Income (loss) before income taxes	$28,931	$56,807	$(91,641)	$—	$(5,903)

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Elimination	Consolidated

For the three months ended March 31, 2025	(In thousands)
Revenue	$438,025	$2,406	$—	$—	$440,431
Other revenue	2,830	2	—	—	2,832
Intersegment revenue(2)	—	4,804	—	(4,804)	—
Total segment operating revenue	440,855	7,212	—	(4,804)	443,263
Costs of sales (excluding depreciation and amortization)	(223,360)	(4)	—	—	(223,364)
Intersegment costs of sales	(4,804)	—	—	4,804	—
Operating expenses(3)	(69,909)	(485)	—	—	(70,394)
General and administrative expenses	(7,125)	(372)	(30,095)	—	(37,592)
Proportionate EMI EBITDA	—	87,530	—	—	87,530
Other segment items(4)	24,541	—	26,033	—	50,574
Segment Adjusted EBITDA(5)	$160,198	$93,881	$(4,062)	$—	$250,017

Reconciliation of Segment Adjusted EBITDA to income (loss) before income taxes
Segment Adjusted EBITDA(5)	$160,198	$93,881	$(4,062)	$—	$250,017
Add back:
Other interest income	—	—	790	—	790
Gain on disposal of assets, net	40	—	—	—	40
Equity in earnings of unconsolidated affiliates	—	57,478	—	—	57,478
Deduct:
Interest expense	28	—	55,686	—	55,714
Depreciation and amortization expenses	90,359	2,308	6	—	92,673
Amortization of contract costs	1,656	—	—	—	1,656
Proportionate EMI EBITDA	—	87,530	—	—	87,530
Share-based compensation	—	—	20,653	—	20,653
Commodity hedging unrealized loss	18,127	—	—	—	18,127
Integration costs	2,475	—	1,063	—	3,538
Litigation costs	—	—	3,015	—	3,015
Other one-time costs or amortization	2,288	—	1,302	—	3,590
Income (loss) before income taxes	$45,305	$61,521	$(84,997)	$—	$21,829
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
(3)Operating expenses include ad valorem taxes.
(4)Other segment items include certain other income items, share-based compensation, adjustments related to amortization of contract costs, commodity hedging unrealized gain or loss, integration costs, litigation costs and other one-time costs or amortization.
(5)Segment Adjusted EBITDA is a non-GAAP measure; please see Key Performance Metrics in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, for a definition and reconciliation to the GAAP measure.

The following tables present other segment expenses that are not included in the segment profit measurements above for the three months ended March 31, 2026 and 2025:

	Midstream Logistics	Pipeline Transportation	Corporate and Other (1)	Consolidated

For the three months ended March 31, 2026	(In thousands)
Income tax benefit	$—	$—	$(778)	$(778)
Capital expenditure	$92,575	$1,309	$—	$93,884

For the three months ended March 31, 2025
Income tax expenses	$—	$—	$2,567	$2,567
Capital expenditure(2)(3)	$81,232	$243	$—	$81,475

	March 31,	December 31,
	2026	2025

Total assets:	(In thousands)
Midstream Logistics(4)	$4,724,647	$4,714,723
Pipeline Transportation(5)	2,137,517	2,153,280
Segment total assets	6,862,164	6,868,003
Corporate and other(1)	248,579	227,608
Total assets	$7,110,743	$7,095,611
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
(2)Excludes capital assets acquired in business combinations and included in the Midstream Logistics segment. See Note 2—Business Combinations in the Notes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.
(3)Excludes contributions or acquisitions made in the Company’s EMIs that are included in the Pipeline Transportation segment. See Note 6—Equity Method Investments in the Notes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.
(4)The Midstream Logistics segment includes goodwill of $5.1 million as of March 31, 2026 and December 31, 2025.
(5)The Pipeline Transportation segment includes investments in unconsolidated affiliates of $1.99 billion and $2.01 billion as of March 31, 2026 and December 31, 2025, respectively.

18.    SUBSEQUENT EVENTS
On April 16, 2026, the Board declared a cash dividend of $0.81 per share on the Company’s Class A Common Stock, which was paid to stockholders of record as of April 24, 2026 on May 1, 2026. The Company, on April 16, 2026 through its ownership of the general partner of the Partnership, declared a distribution of $0.81 per Common Unit from the Partnership to the holders of Common Units, which was paid on May 1, 2026.
Subsequent to the quarter ended March 31, 2026, 4.8 million Common Units were redeemed on a one-for-one basis for shares of Class A Common Stock and a corresponding number of shares of Class C Common Stock were cancelled. The Company now owns an approximately 45% limited partner interest in the Partnership as of May 6, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses the results of our operations for the three months ended March 31, 2026, as compared to our results of operations for the same period in 2025. Please read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report.

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
Midstream Logistics
Gas Gathering and Processing. The Midstream Logistics segment provides gas gathering and processing services with over 4,200 miles of low and high-pressure steel pipeline located throughout the Delaware Basin and over 825,000 horsepower of compression capacity. Gas processing assets are centralized at eight processing complexes with total cryogenic processing capacity totaling over 2.4 Bcf/d. In addition, the Midstream Logistics segment provides system-wide amine treating and 6.5 MMcf/d of acid gas injection capacity.
Crude Oil Gathering, Stabilization and Storage Services. Crude gathering assets are centralized at the Caprock Stampede Terminal and the Pinnacle Sierra Grande Terminal. The system includes approximately 290 miles of gathering pipeline and 90,000 barrels of crude storage. The crude facilities have connections for takeaway transportation into certain facilities operated by Plains All American Pipeline, L.P. Over 50 miles of gathering pipeline was added to our crude gathering assets through the Barilla Draw Acquisition which closed in January 2025.
Water Gathering and Disposal. The system includes approximately 370 miles of gathering pipeline and approximately 580,000 barrels per day of permitted disposal capacity.
Pipeline Transportation
EMI pipelines. The Company owns the following equity interests in two EMI pipelines in the Permian Basin with access to various points along the U.S. Gulf Coast: 1) an approximate 55.5% equity interest in PHP, which is operated by Kinder Morgan; and 2) 33.0% equity interest in Breviloba, the owner of Shin Oak, which is operated by Enterprise Products Operating LLC.
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
ECCC Pipeline. The ECCC Pipeline is under construction and will provide connection from Eddy County, New Mexico to Culberson County, Texas, and approximately 150 MMcfp/d of initial rich gas throughput capacity. The ECCC Pipeline is estimated to be in service during the second quarter of 2026.

Recent Developments
Amendment to A/R Facility
On March 31, 2026, the Partnership executed Amendment No. 2 to its accounts receivable securitization facility, with PNC Bank. Pursuant to this amendment, the facility limit was reduced to $225.0 million, and the scheduled termination date was extended to March 30, 2027. Furthermore, Amendment No. 2 introduced an option permitting Kinetik Receivables to request an increase in commitments of up to $50.0 million in aggregate, subject to the Purchaser’s approval. Amendment No. 2 also removed all sustainability-linked pricing provisions from the A/R Facility, including the sustainability rate adjustment, sustainability fee adjustment and related reporting obligations.
Factors Affecting Our Business
Commodity Price Volatility
There has been, and we believe there will continue to be, volatility in commodity prices and in the relationships among NGLs, crude oil and natural gas prices. Recent geopolitical developments in the Middle East, including the ongoing military conflict involving Iran, the closure of the Strait of Hormuz and related disruptions to global energy markets, each have contributed to heightened volatility in crude oil, natural gas, and NGL pricing and increased uncertainty in global supply chains. While the Company’s midstream assets and operations are primarily located in the Permian Basin and our service revenue is supported by fee‑based contracts, our product sales revenue is exposed to commodity price fluctuations. In addition, sustained volatility in global energy markets could indirectly impact producer activity levels, customer credit profiles, and overall demand for our services. Furthermore, prolonged geopolitical instability may contribute to broader macroeconomic effects, including inflationary pressures, higher interest rates, and constrained capital availability. The Company continues to monitor commodity prices closely and may enter into commodity price hedges to mitigate the volatility risk. In addition, the Company, when economically appropriate, enters into fee-based and NGL arbitrage arrangements that insulate the Company from commodity price volatility.
Inflation and Interest Rates
The annual rate of inflation in the United States was 3.3% in March 2026 as measured by the Consumer Price Index. In light of the recent economic activity and labor market conditions, the FOMC decided to maintain the target range for the federal funds rate at 3.50% - 3.75% during its meeting in April 2026. During the meeting, the FOMC suggested that the economic activity has been expanding at a solid pace; job gains have remained low, the unemployment rate has changed minimally in the recent months and inflation remains somewhat elevated, in part reflecting the recent increase in global energy prices. The FOMC also noted that uncertainty about the economic outlook remained elevated, including because of the implications of developments in the Middle East. The FOMC remains attentive to the risks to both sides of its dual mandate and seeks to achieve maximum employment and inflation at the rate of 2.00% over the long run. The Company will continue to monitor the FOMC’s monetary policy and interest rate movement. Refer to Note 12—Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for additional discussion regarding our hedging strategies and objectives for interest rate risk.

Results of Operations
The following table presents the Company’s results of operations for the periods presented:

	Three Months Ended March 31,
	2026	2025	% Change

	(In thousands, except percentages)
Operating revenues:
Service revenue	$93,772	$127,926	(27%)
Product revenue	312,233	312,505	—%
Other revenue	3,971	2,832	40%
Total operating revenues	409,976	443,263	(8%)
Operating costs and expenses:
Cost of sales (excluding depreciation and amortization) (1)	188,724	223,364	(16%)
Operating expenses	70,301	63,603	11%
Ad valorem taxes	8,775	6,791	29%
General and administrative expenses	44,200	37,592	18%
Depreciation and amortization expenses	101,833	92,673	10%
Gain on disposal of assets, net	(19)	(40)	(53%)
Total operating costs and expenses	413,814	423,983	(2%)
Operating (loss) income	(3,838)	19,280	(120%)
Other income (expense):
Interest and other income	167	785	(79%)
Interest expense	(53,420)	(55,714)	(4%)
Equity in earnings of unconsolidated affiliates	51,188	57,478	(11%)
Total other (expense) income, net	(2,065)	2,549	(181%)
(Loss) income before income taxes	(5,903)	21,829	(127%)
Income tax (benefit) expense	(778)	2,567	(130%)
Net (loss) income including noncontrolling interest	$(5,125)	$19,262	(127%)
(1)Cost of sales (excluding depreciation and amortization) is net of gas service fees totaling $102.3 million and $62.2 million for the three months ended March 31, 2026 and 2025, respectively, for certain volumes, where we function as principal.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Revenues
For the three months ended March 31, 2026, revenue decreased by $33.3 million, or 8%, to $410.0 million, compared to $443.3 million for the same period in 2025. The decrease was primarily driven by lower gas service revenues on gathered gas volumes where we function as an agent versus principal.
Service revenue
Service revenue for the three months ended March 31, 2026 decreased by $34.2 million, or 27%, to $93.8 million, compared to $127.9 million for the same period in 2025. The period-over-period gathered and processed gas volumes increased by 105.9 MMcf per day, or 5% and 14.1 MMcf per day, or 1%, respectively. However, the total gathered and processed gas volumes where we function as the agent decreased period-over-period, resulting in a decrease of $33.5 million to gas service fees presented as revenues, or 31%. Over 97% of service revenues are included in the Midstream Logistics segment for the three months ended March 31, 2026.
Product revenue
Product revenue for the three months ended March 31, 2026 was flat compared to the same period in 2025, due to the confluence of offsetting variables. Period-over-period NGL prices and natural gas residue prices decreased by $5.59 per barrel, or 23% and $1.43 per MMBtu, or 53%, respectively. These pricing decreases were partially offset by period-over-period increases in NGL and condensate volumes sold of 3.2 million barrels, or 26%. Period-over-period increases in natural gas residue sales volumes of 0.9 million MMBtu, or 9%, and condensate prices of $1.08 per barrel, or 2%, also helped partially offset the pricing headwinds. Product revenue was also impacted by our commodity hedging activities. Realized and unrealized losses increased $25.0 million for the three months ended March 31, 2026 compared to the same period in 2025. Product revenues are included entirely in the Midstream Logistics segment.
Operating Costs and Expenses
Costs of sales (excluding depreciation and amortization)
Cost of sales (excluding depreciation and amortization) primarily consists of purchases of NGLs and natural gas from our producers at contracted market prices to support product sales to other third parties. For the three months ended March 31, 2026, cost of sales decreased by $34.6 million, or 16%, to $188.7 million, compared to $223.4 million for the same period in 2025. The decrease was primarily driven by the aforementioned period-over-period decreases in NGL and natural gas prices, partially offset by an increase in NGL, condensate and natural gas residue volumes sold. Over 99% of costs of sales (excluding depreciation and amortization) are included in the Midstream Logistics segment.
Operating expenses
Operating expenses increased by $6.7 million, or 11%, to $70.3 million for the three months ended March 31, 2026, compared to $63.6 million for the same period in 2025. The increase was mainly driven by increases in utility costs of $4.6 million associated with increasing volumes on the system, and higher labor costs of $2.2 million, primarily related to the Kings Landing processing complex going into service during September 2025. Over 99% of operating expenses are included in the Midstream Logistics segment.
General and administrative expenses
General and administrative expenses increased by $6.6 million, or 18%, to $44.2 million for the three months ended March 31, 2026, compared to $37.6 million for the same period in 2025. The increase was mainly driven by an increase in legal fees of $9.0 million, partially offset by a decrease in labor and professional fees of $2.2 million.
Depreciation and amortization expense
Depreciation and amortization expense increased by $9.2 million, or 10%, to $101.8 million for the three months ended March 31, 2026, compared to $92.7 million for the same period in 2025. Of the total increase, $6.3 million relates to Durango and Kings Landing being placed into service in September 2025, and the balance is associated with new assets being placed in service over the course of 2025.

Other Income (Expenses)
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates decreased by $6.3 million, or 11%, to $51.2 million for the three months ended March 31, 2026, compared to $57.5 million for the same period in 2025. The decrease was primarily driven by decreases in equity in earnings from Breviloba of $5.6 million due to normal operations, and EPIC of $3.4 million due to the divestiture of the Company’s equity interest in EPIC in October 2025. The decrease was partially offset by an increase in equity in earnings from PHP of $2.7 million.

Key Performance Metrics
Adjusted EBITDA
Adjusted EBITDA is defined as net income or loss including noncontrolling interest adjusted for interest, taxes, depreciation and amortization, gain or loss on disposal of assets, the proportionate EBITDA from our EMI pipelines, equity income recorded using the equity method, share-based compensation expense, noncash increases and decreases related to commodity hedging activities, integration and transaction costs and extraordinary losses and unusual or non-recurring charges. Adjusted EBITDA provides a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.
We believe that Adjusted EBITDA provides a meaningful understanding of certain aspects of earnings before the impact of investing and financing charges and income taxes. Adjusted EBITDA is useful to an investor in evaluating our performance because this measure:
•is widely used by analysts, investors and competitors to measure a company’s operating performance;
•is a financial measurement that is used by rating agencies and other parties to evaluate our creditworthiness; and
•is used by our management for various purposes, including as a basis for strategic planning and forecasting.
Adjusted EBITDA is not defined in GAAP
The GAAP measure used by the Company that is most directly comparable to Adjusted EBITDA is net income or loss including noncontrolling interest. Adjusted EBITDA should not be considered as an alternative to the GAAP measure of net income or loss including noncontrolling interest or any other measure of financial performance presented in accordance with GAAP. Adjusted EBITDA has important limitations as an analytical tool because it excludes some, but not all, items that affect net income including noncontrolling interest. Adjusted EBITDA should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. The Company’s definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies in the industry, thereby diminishing its utility.
Reconciliation of non-GAAP financial measure
Company management compensates for the limitations of Adjusted EBITDA as an analytical tool by reviewing the comparable GAAP measure, understanding the differences between Adjusted EBITDA as compared to net income or loss including noncontrolling interest, and incorporating this knowledge into its decision-making processes. Management believes that investors benefit from having access to the same financial measure that the Company uses in evaluating operating results.

The following table presents a reconciliation of the GAAP financial measure of net (loss) income including noncontrolling interest to the non-GAAP financial measure of Adjusted EBITDA.

	Three Months Ended March 31,
	2026	2025	% Change

	(In thousands, except percentages)
Reconciliation of net (loss) income including noncontrolling interest to Adjusted EBITDA
Net (loss) income including noncontrolling interest	$(5,125)	$19,262	(127%)
Add back:
Interest expense	53,420	55,714	(4%)
Income tax (benefit) expense	(778)	2,567	(130%)
Depreciation and amortization expenses	101,833	92,673	10%
Amortization of contract costs	1,950	1,656	18%
Proportionate EMI EBITDA	70,029	87,530	(20%)
Share-based compensation	20,663	20,653	—%
Commodity hedging unrealized loss	46,987	18,127	159%
Integration costs	368	3,538	(90%)
Litigation costs	11,613	3,015	NM
Other one-time cost or amortization	1,614	3,590	(55%)
Deduct:
Interest income	167	790	(79%)
Gain on disposal of assets, net	19	40	(53%)
Equity in earnings of unconsolidated affiliates	51,188	57,478	(11%)
Adjusted EBITDA	$251,200	$250,017	—%
NM - not meaningful
For the three months ended March 31, 2026, Adjusted EBITDA increased by $1.2 million, or 0.5%, to $251.2 million, compared to $250.0 million for the same period in 2025. As discussed in Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Quarterly Report, the change reflected lower operating revenues of $33.3 million, which was primarily driven by an increase in unrealized loss on commodity hedging activities of $28.9 million, thus mostly EBITDA neutral, and lower proportionate EMI EBITDA of $17.5 million, partially offset by lower cost of sales (excluding depreciation and amortization), operating expenses, ad valorem taxes and general and administrative expenses, totaling $19.4 million. The remaining decrease was fully offset by higher net one-time costs related primarily to integration and litigation totaling $3.5 million.
Segment Adjusted EBITDA
Segment Adjusted EBITDA is defined as segment net income or loss including noncontrolling interest adjusted for interest, taxes, depreciation and amortization, gain or loss on disposal of assets and debt extinguishment, the proportionate EBITDA from our EMI pipelines, equity income recorded using the equity method, share-based compensation expense, noncash increases and decreases related to commodity hedging activities, integration and transaction costs and extraordinary losses and unusual or non-recurring charges. The following table presents Segment Adjusted EBITDA for the three months ended March 31, 2026 and 2025. Also refer to Note 17—Segments in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for a reconciliation of Segment Adjusted EBITDA to net income before income taxes.

	Three Months Ended March 31,
	2026	2025	% Change

	(In thousands, except percentages)
Midstream Logistics	$178,921	$160,198	12%
Pipeline Transportation	77,977	93,881	(17%)
Corporate and Other(1)	(5,698)	(4,062)	40%
Total Segment Adjusted EBITDA	$251,200	$250,017	—%
(1)Corporate and Other represents those results that: (i) are not specifically attributable to a reportable segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items.
Midstream Logistics Segment Adjusted EBITDA increased by $18.7 million, or 12%, to $178.9 million for the three months ended March 31, 2026, compared to $160.2 million for the same period in 2025. The change reflected lower cost of sales (excluding depreciation and amortization), operating expenses, ad valorem taxes and general and administrative expenses totaling $26.0 million, partially offset by a lower operating revenues of $33.2 million, which was primarily driven by an increase in unrealized loss on commodity hedging activities of $28.9 million, which is EBITDA neutral. The reasons for the fluctuations are discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Quarterly Report on Form 10-Q.
Pipeline Transportation Segment Adjusted EBITDA decreased by $15.9 million, or 17%, to $78.0 million for the three months ended March 31, 2026, compared to $93.9 million for the same period in 2025. The decrease was mainly due to lower proportionate EMI EBITDA of $17.5 million, primarily related to the divestiture of the Company’s equity interest in EPIC during October 2025.

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

Liquidity and Capital Resources
The Company’s primary use of capital since inception has been for the initial construction of gathering and processing assets, as well as the acquisition of businesses and EMI pipelines and associated subsequent construction costs. For 2026, the Company’s primary spending requirements are related to budgeted capital expenditures for the construction and maintenance of gathering and processing assets, the Company’s contractual debt obligations, quarterly cash dividends and repurchases of its Class A Common Stock pursuant to the Repurchase Program from time to time.
During the three months ended March 31, 2026, the Company’s primary sources of cash were distributions from the EMI pipelines, borrowings under the revolving credit facility and Amended A/R Facility, and cash generated from operations. Based on the Company’s current financial plan, the Company believes that cash from operations, distributions from the EMI pipelines and remaining borrowing capacity on our credit facilities will generate cash flows in excess of capital expenditures and the amount required to fund the Company’s planned quarterly dividend over the next 12 months. The following table presents a summary of the Company’s key liquidity indicators at the dates presented:

Liquidity

	March 31, 2026
(In thousands)	Total Capacity	Outstanding Borrowings	Letters of Credit	Available Borrowing Capacity
Amended A/R Facility	$225,000	$187,100	$—	$37,900
Revolving Line of Credit	1,600,000	468,000	12,600	1,119,400
Total	$1,825,000	$655,100	$12,600	$1,157,300
Cash and cash equivalents				720
Total liquidity				$1,158,020

	December 31, 2025
(In thousands)	Total Capacity	Outstanding Borrowings	Letters of Credit	Available Borrowing Capacity
Amended A/R Facility	$250,000	$165,200	$—	$84,800
Revolving Line of Credit	1,600,000	453,000	12,600	1,134,400
Total	$1,850,000	$618,200	$12,600	$1,219,200
Cash and cash equivalents				3,951
Total liquidity				$1,223,151
Long-term Financing
From time to time, we issue long-term debt. Our senior unsecured notes are fixed rate borrowings; however, we have some exposure to the risk of changes in interest rates, primarily as a result of the variable rate borrowings under the term loan, revolving credit facilities and the Amended A/R Facility. We use interest rate swaps to mitigate the impact of changes in interest rates on cash flows. See Note 12—Derivatives and Hedging Activities in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report for detailed discussion.
As of March 31, 2026, we had $1.05 billion of our 6.625% senior unsecured notes due 2028 and $1.00 billion of our 5.875% senior unsecured notes due 2030 outstanding.
On May 30, 2025, the Partnership entered into the Term Loan Credit Agreement. The proceeds were used to repay and terminate the 2022 Term Loan Credit Agreement. As of March 31, 2026, we had an outstanding borrowing of $1.15 billion under the Term Loan Credit Agreement.
Revolving Credit Agreement
On May 30, 2025, the Partnership entered into the Revolving Credit Agreement. The Revolving Credit Agreement provides for a $1.60 billion senior unsecured revolving credit facility, which includes a $200.0 million sublimit for the issuance of letters of credit, and a $300.0 million sublimit for swingline loans.
All borrowings under the Revolving Credit Agreement mature on May 30, 2030, unless such maturity date is adjusted in accordance with the Revolving Credit Agreement. As of March 31, 2026, we had an outstanding borrowing of $468.0 million and remaining borrowing capacity of $1.12 billion.
A/R Facility
On March 31, 2026, the Partnership executed Amendment No. 2 to its Amended A/R Facility, with PNC Bank. Pursuant to this amendment, the facility limit was reduced to $225.0 million, and the scheduled termination date was extended to March 30, 2027. Furthermore, Amendment No. 2 introduced an option permitting Kinetik Receivables to request an increase in commitments of up to $50.0 million in aggregate, subject to the Purchaser’s approval. Amendment No. 2 also removed all sustainability-linked pricing provisions previously applicable under the A/R Facility. As of March 31, 2026, eligible accounts receivable of $187.1 million were pledged to the Amended A/R Facility as collateral and $37.9 million was available to be invested by the purchasers.
Capital Requirements and Expenditures
Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational regulations. During the three months ended March 31, 2026 and 2025, capital spending mainly consisted of spending on property, plant and equipment totaling $83.0 million and $74.5 million, respectively, and intangible asset purchases totaling $6.1 million and $6.9 million, respectively. Management believes its existing gathering, processing and transmission infrastructure capacity and future planned projects are capable of fulfilling its midstream contracts to service its customers.
The Company anticipates its existing capital resources will be sufficient to fund future capital expenditures for EMI pipelines and the Company’s existing infrastructure assets over the next 12 months. For further information on EMIs, refer to Note 6—Equity Method Investments in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Cash Flow
The following tables present cash flows from operating, investing and financing activities during the periods presented:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Cash provided by operating activities	$180,431	$176,830
Cash used in investing activities	$(89,129)	$(260,138)
Cash (used in) provided by financing activities	$(94,533)	$88,547
Operating activities. Net cash provided by operating activities increased by $3.6 million for the three months ended March 31, 2026 to $180.4 million, compared to $176.8 million for the same period in 2025. The change in the operating cash flows reflected (i) a decrease in net income including noncontrolling interest of $24.4 million; (ii) an increase in adjustments related to non-cash items of $43.7 million, which was mainly driven by an increase in non-cash derivative fair value adjustments and lower derivative cash settlements, together totaling $26.2 million, an increase in depreciation and amortization expense of $9.2 million, and a decrease in equity in earnings of unconsolidated affiliates of $6.3 million; and (iii) a decrease in working capital of $15.7 million.
Investing activities. Net cash used in investing activities decreased by $171.0 million for the three months ended March 31, 2026 to $89.1 million, compared to $260.1 million used in the same period in 2025. The decrease was primarily driven by a decrease in cash used in business acquisitions of $178.4 million related to the Barilla Draw Acquisition completed in January 2025. The decrease was partially offset by higher capital spending for property, plant and equipment of $8.5 million.
Financing activities. Net cash used in financing activities was $94.5 million for the three months ended March 31, 2026, which was primarily comprised of net proceeds from revolving credit facility and Amended A/R Facility of $36.8 million, fully offset by cash dividends of $131.3 million paid to the holders of Class A Common Stock and Common Units, compared with net cash provided by financing activities of $88.5 million for the three months ended March 31, 2025, which was primarily comprised of net proceeds from the Company’s long-term debt, revolving credit facility and Amended A/R Facility of $211.7 million, partially offset by cash dividends of $123.2 million paid to the holders of Class A Common Stock and Common Units.
Dividend
During the three months ended March 31, 2026, the Company made cash dividend payments of $131.3 million to holders of Class A Common Stock and Common Units and $0.5 million was reinvested in shares of Class A Common Stock by holders of Class A Common Stock and Common Units.
On April 16, 2026, the Board declared a cash dividend of $0.81 per share on the Company’s Class A Common Stock which was paid on May 1, 2026. The Company, through its ownership of the general partner of the Partnership, declared a distribution of $0.81 per Common Unit from the Partnership to the holders of Common Units, which was paid on May 1, 2026. As described in these Condensed Consolidated Financial Statements, as the context requires, dividends paid to holders of Class A Common Stock and distributions paid to holders of Common Units may be referred to collectively as “dividends.”

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
During the three months ended March 31, 2026, the Company did not repurchase any of its Class A Common Stock under the Repurchase Program.

Off-Balance Sheet Arrangements
As of March 31, 2026, there were no off-balance sheet arrangements.

Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. Please refer to information regarding our critical accounting policies and estimates included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Commission on February 26, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosure About Market Risk
The Company is exposed to various market risks, including the effects of adverse changes in commodity prices and credit risk as described below. The Company continually monitors its market risk exposure, including the impact of regional and international political instability, foreign and domestic trade policies under the Trump Administration and monetary policy addressing the interest rate and inflation trend, which continued to have significant impact on volatility and uncertainties in the financial markets during 2025.
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
Interest Rate Risk
As of March 31, 2026, the Company had $1.81 billion of floating rate debt outstanding. A hypothetical 1.0% change in interest rates would result in a maximum potential change to annual interest expense of approximately $18.1 million for the Revolving Credit Agreement, the Term Loan Credit Agreement and the Amended A/R Facility. Refer to Note 12—Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional discussion regarding our related hedging strategies and objectives.
Credit Risk
There have been no material changes in the Company’s credit risk exposure that would affect the quantitative or qualitative disclosures presented as of December 31, 2025, in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Commission on February 26, 2026.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of March 31, 2026, pursuant to Rule 13a-15(b) of the Exchange Act, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting and Administrative Officer, who serves as the principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Accounting and Administrative Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of March 31, 2026.
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
Change in Internal Control over Financial Reporting
Except as described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For further information regarding legal proceedings, refer to Note 16—Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS
Please refer to Part I, Item 1A — “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed on February 26, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchase of Class A Common Stock
During the three months ended March 31, 2026, the Company did not repurchase any of its Class A Common Stock under the Repurchase Program.

ITEM 5. OTHER INFORMATION
Trading Arrangements
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

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

4.6	–	Form of 6.625% Sustainability-Linked Senior Notes (included in Exhibit 4.5) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2023).
4.7	–
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
Amendment No. 2 to Receivables Purchase Agreement, dated March 31, 2026 by and among Kinetik Receivables LLC, as the seller, PNC Bank, National Association, as the administrative agent, Kinetik Holdings LP, a subsidiary of Kinetik Holdings Inc., as the servicer, and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 31, 2026).

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
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Equity and Noncontrolling Interests and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

KINETIK HOLDINGS INC.

Dated:	May 7, 2026	/s/ Jamie Welch
Jamie Welch
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated:	May 7, 2026	/s/ Steven Stellato
Steven Stellato
Executive Vice President, Chief Accounting and Chief Administrative Officer
(Principal Financial Officer and Principal Accounting Officer)