Form 10-Q
period 2026-06-30
Kinetik Holdings Inc.
filed 2026-08-06
CIK 1692787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s Class A Common Stock, par value $0.0001 per share issued and outstanding as of July 31, 2026	80,442,263
Number of shares of registrant’s Class C Common Stock, par value $0.0001 per share issued and outstanding as of July 31, 2026	81,936,866

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
•general economic and political conditions, including prevailing interest rates, inflationary conditions, global geopolitical conflicts, foreign and domestic trade policies under the Trump Administration and other factors; and
•other factors disclosed in “Part I, Item 1A. — Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 26, 2026.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands, except per share data)
Operating revenues:
Service revenue	$86,891	$112,654	$180,663	$240,580
Product revenue	490,800	311,590	803,033	624,095
Other revenue	3,749	2,494	7,720	5,326
Total operating revenues	581,440	426,738	991,416	870,001
Operating costs and expenses:
Costs of sales (excluding depreciation and amortization)(1) (2)	237,592	156,697	426,316	380,061
Operating expenses	71,922	68,045	142,223	131,648
Ad valorem taxes	8,393	6,559	17,168	13,350
General and administrative expenses	26,261	24,244	70,461	61,836
Depreciation and amortization expenses	103,331	93,763	205,164	186,436
Gain on disposal of assets, net	(36)	(25)	(55)	(65)
Total operating costs and expenses	447,463	349,283	861,277	773,266
Operating income	133,977	77,455	130,139	96,735
Other income (expense):
Interest and other income	297	2,732	464	3,517
Loss on debt extinguishment	—	(635)	—	(635)
Interest expense	(54,121)	(56,514)	(107,541)	(112,228)
Equity in earnings of unconsolidated affiliates	57,383	58,705	108,571	116,183
Total other income, net	3,559	4,288	1,494	6,837
Income before income taxes	137,536	81,743	131,633	103,572
Income tax expense	14,423	7,327	13,645	9,894
Net income including noncontrolling interest	123,113	74,416	117,988	93,678
Net income attributable to Common Unit limited partners	73,574	50,771	70,116	63,903
Net income attributable to holders of Class A Common Stock	$49,539	$23,645	$47,872	$29,775

Net income attributable to holders of Class A Common Stock, per share
Basic	$0.65	$0.33	$0.62	$0.38
Diluted	$0.64	$0.33	$0.61	$0.38
Weighted-average shares
Basic	75,138	61,721	70,550	60,946
Diluted	75,812	62,228	71,449	61,693
(1)Costs of sales (excluding depreciation and amortization) is net of gas service revenues totaling $110.6 million and $73.6 million for the three months ended June 30, 2026 and 2025, respectively, and $212.8 million and $135.8 million for the six months ended June 30, 2026 and 2025, respectively, for certain volumes where we function as principal.
(2)Includes amounts associated with related parties of $8.2 million and $7.0 million for the three months ended June 30, 2026 and 2025, respectively, and $15.4 million and $11.7 million for the six months ended June 30, 2026 and 2025, respectively.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2026	2025

	(In thousands, except shares data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,830	$3,951
Accounts receivable, net of allowance for credit losses of $1,000 in 2026 and 2025	60,933	85,276
Accounts receivable pledged	225,000	165,200
Derivative assets	19,792	13,906
Prepaid and other current assets	36,134	33,703
	349,689	302,036
NONCURRENT ASSETS:
Property, plant and equipment, net	3,943,428	3,866,236
Intangible assets, net	493,561	553,230
Derivative asset, non-current	4,043	1,467
Operating lease right-of-use assets	50,110	71,147
Deferred tax assets	281,570	197,702
Deferred charges and other assets	87,918	89,991
Investments in unconsolidated affiliates	1,987,074	2,008,725
Goodwill	5,077	5,077
	6,852,781	6,793,575
Total assets	$7,202,470	$7,095,611
LIABILITIES, NONCONTROLLING INTEREST AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$48,643	$42,067
Accrued expenses	173,055	172,050
Derivative liabilities	5,110	5,506
Current portion of operating lease liabilities	35,502	43,614
Current debt obligations	225,000	165,200
Other current liabilities	25,086	12,064
	512,396	440,501
NONCURRENT LIABILITIES
Long term debt, net	3,700,562	3,627,720
Contract liabilities	37,823	30,959
Operating lease liabilities	16,022	29,033
Derivative liabilities	425	—
Other liabilities	385	14,717
Deferred tax liabilities	22,815	22,299
	3,778,032	3,724,728
Total liabilities	4,290,428	4,165,229
COMMITMENTS AND CONTINGENCIES (Note 16)
Redeemable noncontrolling interest — Common Unit limited partners	4,097,184	3,495,762
EQUITY:
Class A Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 78,938,346 and 64,080,915 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	8	6
Class C Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 83,436,866 and 97,557,604 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	8	10
Additional paid-in capital	494,989	240,725
Accumulated deficit	(1,680,147)	(806,121)
Total equity	(1,185,142)	(565,380)
Total liabilities, noncontrolling interest and equity	$7,202,470	$7,095,611
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2026	2025

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$117,988	$93,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	205,164	186,436
Amortization of deferred financing costs	3,913	3,984
Amortization of contract costs	4,004	3,310
Distributions from unconsolidated affiliates	130,222	126,941
Derivative settlement	(27,262)	(5,657)
Derivative fair value adjustment	18,829	(15,370)
Gain on disposal of assets, net	(55)	(65)
Equity in earnings of unconsolidated affiliates	(108,571)	(116,183)
Loss on debt extinguishment	—	635
Share-based compensation	29,727	30,348
Deferred income taxes	13,643	9,409
Changes in operating assets and liabilities:
Accounts and pledged receivable	(35,457)	(73)
Other assets	(5,281)	(5,525)
Accounts payable	(8,316)	(9,846)
Accrued liabilities	17,390	(19,142)
Other non-current liabilities	(14,332)	22,436
Operating leases	(86)	591
Net cash provided by operating activities	341,520	305,907
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment expenditures	(192,263)	(201,840)
Intangible asset expenditures	(12,096)	(15,567)
Investments in unconsolidated affiliates	—	(985)
Distributions from unconsolidated affiliates	—	2,853
Cash proceeds from disposal of assets	120	98
Net cash paid for acquisition	—	(176,163)
Net cash used in investing activities	(204,239)	(391,604)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing under A/R Facility	83,900	73,300
Payments on A/R Facility	(24,100)	(24,200)
Proceeds from borrowings on long-term debt	—	1,400,000
Payments on long-term debt	—	(1,000,000)
Payments of debt issuance costs, net	(152)	(10,689)
Payments of debt discount, net	—	(1,200)
Proceeds from revolving line of credit	302,000	1,126,000
Payments on revolving line of credit	(232,000)	(1,151,000)
Cash dividends paid to Class A Common Stock shareholders	(112,146)	(94,950)
Distributions paid to Class C Common Unit limited partners	(150,904)	(151,883)
Repurchase of Class A Common Stock	—	(72,554)
Net cash (used in) provided by financing activities	(133,402)	92,824
Net change in cash	3,879	7,127
CASH, BEGINNING OF PERIOD	3,951	3,606
CASH, END OF PERIOD	$7,830	$10,733

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2026	2025

	(In thousands)

SUPPLEMENTAL SCHEDULE OF INVESTING AND FINANCING ACTIVITIES
Cash paid for interest, net of amounts capitalized	$104,725	$103,441
Cash paid for income taxes, net	$—	$2,410
Property and equipment and intangible accruals in accounts payable and accrued liabilities	$50,327	$67,212
Right-of-use assets obtained in exchange for lease liabilities	$—	$17,732
Class A Common Stock issued through dividend and distribution reinvestment plan	$1,087	$724

Fair value of assets acquired in business combinations	$—	$191,815
Cash consideration paid	—	176,163
Liabilities assumed	$—	$15,652

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(UNAUDITED)

	Redeemable Noncontrolling Interest — Common Unit Limited Partners	Class A Common Stock		Class C Common Stock				Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Equity
						Deferred Consideration
		Shares	Amount	Shares	Amount	Shares	Amount

	(In thousands)
For the Three Months Ended June 30, 2025
Balance at March 31, 2025	$5,450,555	60,922	$6	97,039	$9	7,680	$1	$66,966	$(2,616,635)	$—	$(2,549,653)
Redemption of Common Units	(189,660)	4,262	—	(4,262)	—	—	—	189,660	—	—	$189,660
Issuance of common stock through dividend and distribution reinvestment plan	—	7	—	—	—	—	—	334	—	—	334
Repurchase of Class A Common Stock	—	(1,653)	—	—	—	—	—	—	—	(72,554)	(72,554)
Share-based compensation	—	7	—	—	—	—	—	9,695	—	—	9,695
Net income	50,771	—	—	—	—	—	—	—	23,645	—	23,645
Change in redemption value of noncontrolling interests	(859,871)	—	—	—	—	—	—	—	859,871	—	859,871
Recognition of deferred tax asset	—	—	—	—	—	—	—	21,640	—	—	21,640
Distributions paid to Common Unit limited partners	(75,691)	—	—	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($0.78 per share)	—	—	—	—	—	—	—	—	(48,296)	—	(48,296)
Balance at June 30, 2025	$4,376,104	63,545	$6	92,777	$9	7,680	$1	$288,295	$(1,781,415)	$(72,554)	$(1,565,658)

For the Three Months Ended June 30, 2026
Balance at March 31, 2026	$4,511,385	68,802	$7	93,558	$9	—	$—	$—	$(1,669,250)	$—	$(1,669,234)
Redemption of Common Units	(482,877)	10,121	1	(10,121)	(1)	—	—	482,877	—	—	482,877
Issuance of common stock through dividend and distribution reinvestment plan	—	11	—	—	—	—	—	589	—	—	589
Share-based compensation	—	4	—	—	—	—	—	9,064	—	—	9,064
Net income	73,574	—	—	—	—	—	—	—	49,539	—	49,539
Change in redemption value of noncontrolling interest	66,995	—	—	—	—	—	—	(66,995)	—	—	(66,995)
Recognition of deferred tax asset	—	—	—	—	—	—	—	69,454	—	—	69,454
Distributions paid to Common Unit limited partners	(71,893)	—	—	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($0.81 per share)	—	—	—	—	—	—	—	—	(60,436)	—	(60,436)
Balance at June 30, 2026	$4,097,184	78,938	$8	83,437	$8	—	$—	$494,989	$(1,680,147)	$—	$(1,185,142)

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(UNAUDITED)

	Redeemable Noncontrolling Interest — Common Unit Limited Partners	Class A Common Stock		Class C Common Stock				Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Equity
						Deferred Consideration
		Shares	Amount	Shares	Amount	Shares	Amount

	(In thousands)
For the Six Months Ended June 30, 2025
Balance at December 31, 2024	$5,955,662	59,930	$6	97,783	$9	7,680	$1	$—	$(2,976,612)	$—	$(2,976,596)
Redemption of Common Units	(230,481)	5,006	—	(5,006)	—	—	—	230,481	—	—	$230,481
Issuance of common stock through dividend and distribution reinvestment plan	—	13	—	—	—	—	—	724	—	—	724
Repurchase of Class A Common Stock	—	(1,653)	—	—	—	—	—	—	—	(72,554)	(72,554)
Share-based compensation	—	249	—	—	—	—	—	30,348	—	—	30,348
Net income	63,903	—	—	—	—	—	—	—	29,775	—	29,775
Change in redemption value of noncontrolling interest	(1,261,085)	—	—	—	—	—	—	—	1,261,085	—	1,261,085
Recognition of deferred tax asset	—	—	—	—	—	—	—	26,742	—	—	26,742
Distributions paid to Common Unit limited partners	(151,895)	—	—	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($1.56 per share)	—	—	—	—	—	—	—	—	(95,663)	—	(95,663)
Balance at June 30, 2025	$4,376,104	63,545	$6	92,777	$9	7,680	$1	$288,295	$(1,781,415)	$(72,554)	$(1,565,658)

For the Six Months Ended June 30, 2026
Balance at December 31, 2025	$3,495,762	64,081	$6	97,558	$10	—	$—	$240,725	$(806,121)	$—	$(565,380)
Redemption of Common Units	(665,295)	14,121	2	(14,121)	(2)	—	—	665,295	—	—	665,295
Issuance of common stock through dividend and distribution reinvestment plan	—	22	—	—	—	—	—	1,087	—	—	1,087
Share-based compensation	—	714	—	—	—	—	—	29,727	—	—	29,727
Net income	70,116	—	—	—	—	—	—	—	47,872	—	47,872
Change in redemption value of noncontrolling interest	1,347,517	—	—	—	—	—	—	(538,840)	(808,677)	—	(1,347,517)
Recognition of deferred tax asset	—	—	—	—	—	—	—	96,995	—	—	96,995
Distributions paid to Common Unit limited partners	(150,916)	—	—	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($1.62 per share)	—	—	—	—	—	—	—	—	(113,221)	—	(113,221)
Balance at June 30, 2026	$4,097,184	78,938	$8	83,437	$8	—	$—	$494,989	$(1,680,147)	$—	$(1,185,142)

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

1.    THE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
The Company is a holding company, whose only significant assets are ownership of the non-economic general partner interest and an approximate 49% limited partner interest in Kinetik Holdings LP, a Delaware limited partnership (the “Partnership”). As the owner of the non-economic general partner interest in the Partnership, the Company is responsible for all operational, management and administrative decisions related to, and consolidates the results of, the Partnership and its subsidiaries.
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
Significant Accounting Policies
The accounting policies that we follow are set forth in Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025. There were no significant updates or revisions to our accounting policies during the six months ended June 30, 2026.
Transactions with related parties
The Company incurs cost of sales with two of its EMI pipeline entities, PHP and Breviloba. The Company pays a demand fee to PHP and pays a capacity fee to Breviloba for certain volumes moving on Shin Oak. For the three and six months ended June 30, 2026, the Company recorded cost of sales of $8.2 million and $15.4 million, respectively, with these affiliates. For the three and six months ended June 30, 2025, the Company recorded cost of sales of $7.0 million and $11.7 million, respectively, with these affiliates.
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
In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements (“ASU 2025‑11”), which clarifies and reorganizes the guidance in Topic 270 to improve navigability of the guidance and ensure consistent application of interim reporting requirements. ASU 2025‑11 is effective for public business entities for interim periods within annual periods beginning after December 15, 2027. Entities may apply the amendments prospectively or retrospectively, and early adoption is permitted. The Company is currently evaluating the effect that ASU 2025‑11 will have on future interim reporting disclosures.

In December 2025, the FASB issued ASU 2025‑12, Codification Improvements, as part of its ongoing project to address technical corrections, clarify guidance, and improve the usability of the ASC. ASU 2025‑12 is effective for all entities for annual periods beginning after December 15, 2026, including interim periods within those annual periods, with adoption applied prospectively. The Company is currently evaluating the effect of ASU 2025-12 on the Consolidated Financial Statements and expects to adopt the amendments when they become effective.

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
Barilla Draw Acquisition
In the first quarter of 2025, the Company completed a bolt-on acquisition with Permian Resources Corporation to acquire all issued and outstanding membership interests of its wholly owned subsidiaries, Permian Gathering and Barilla Draw, (the “Barilla Draw Acquisition”) for $175.5 million of cash consideration. Assets acquired consisted of natural gas and crude gathering pipelines and compression equipment of $165.0 million, intangible right-of-way assets of $10.5 million and operating lease right of use assets of $15.7 million. The acquired net assets were included in the Midstream Logistics segment. This transaction was accounted for as a business combination in accordance with ASC 805 Business Combinations.

3.    REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents a disaggregation of the Company’s revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Gathering and processing services	$86,891	$112,654	$180,663	$240,580
Natural gas, NGLs and condensate sales	490,800	311,590	803,033	624,095
Other revenue	3,749	2,494	7,720	5,326
Total revenues	$581,440	$426,738	$991,416	$870,001
There have been no significant changes to the Company’s contracts with customers during the three and six months ended June 30, 2026. The Company recognized $2.3 million and $4.3 million in revenues from MVC deficiency payments for the three and six months ended June 30, 2026, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2025, respectively.

Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that have not yet been recognized, representing our contractually committed revenues as of June 30, 2026:

Amount

Fiscal Year	(In thousands)
Remaining 2026	$7,615
2027	68,648
2028	74,899
2029	74,736
2030	90,133
Thereafter	88,208
$404,239
Our contractually committed revenue, for the purposes of the table above, is limited to customer contracts that have fixed pricing and fixed volume terms and conditions, including contracts with payment obligations associated with MVCs.
Contract Liabilities
The following table provides information about contract liabilities from contracts with customers as of June 30, 2026:

Amount

(In thousands)
Balance at December 31, 2025	$36,632
Reclassification of beginning contract liabilities to revenue as a result of performance obligations being satisfied	(3,207)
Cash received in advance and not recognized as revenue	9,644
Balance at June 30, 2026	43,069
Less: Current portion	5,246
Non-current portion	$37,823
Contract liabilities relate to payments received in advance of satisfying performance obligations under a contract, which result from contribution in aid of construction payments. Current and noncurrent contract liabilities are included in “Other Current Liabilities” and “Contract Liabilities,” respectively, in the Condensed Consolidated Balance Sheets.
Contract Cost Assets
The Company has capitalized certain costs incurred to obtain a contract or additional contract dedicated acreage or volumes that would not have been incurred if the contract or associated acreage and volumes had not been obtained. As of June 30, 2026 and December 31, 2025, the Company had contract acquisition cost assets of $66.5 million and $61.6 million, respectively. Current and noncurrent contract cost assets are included in “Prepaid and Other Current Assets” and “Deferred Charges and Other Assets,” respectively, in the Condensed Consolidated Balance Sheets. The Company amortizes these assets as cost of sales on a straight-line basis over the life of the associated long-term customer contract. The Company recognized costs of sales associated with these assets of $2.1 million and $1.7 million for the three months ended June 30, 2026 and 2025, respectively, and $4.0 million and $3.3 million for the six months ended June 30, 2026 and 2025, respectively.

4.    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, at carrying value, is as follows:

	June 30,	December 31,
	2026	2025

	(In thousands)
Gathering, processing, and transmission systems and facilities	$4,796,165	$4,741,741
Vehicles	22,795	19,802
Computers and equipment	15,407	12,509
Less: accumulated depreciation	(1,180,507)	(1,048,589)
Total depreciable assets, net	3,653,860	3,725,463
Construction in progress	250,539	105,219
Land	39,029	35,554
Total property, plant, and equipment, net	$3,943,428	$3,866,236
The cost of property classified as “Construction in progress” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet available to be placed into productive service as of the respective reporting date. The Company recorded $66.7 million and $57.0 million of depreciation expense for the three months ended June 30, 2026 and 2025, respectively, and $132.1 million and $119.1 million for the six months ended June 30, 2026 and 2025, respectively. There were no impairment triggering events for property, plant and equipment during the three and six months ended June 30, 2026 and 2025.

5.    INTANGIBLE ASSETS, NET
Intangible assets, net, are comprised of the following:

	June 30, 2026			December 31, 2025
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer contracts	$1,241,980	$(886,922)	$355,058	$1,276,009	$(862,508)	$413,501
Right of way assets	250,706	(112,203)	$138,503	238,876	(99,147)	139,729
Total	$1,492,686	$(999,125)	$493,561	$1,514,885	$(961,655)	$553,230
As of June 30, 2026, the remaining customer contract amortization terms range from five months to fifteen years with weighted average amortization periods of approximately seven years and the right-of-way assets remaining amortization terms range from one month to fifteen years with weighted average amortization periods of approximately seven years. The overall remaining weighted average amortization period for the intangible assets as of June 30, 2026 was approximately seven years.
The Company recorded $36.6 million and $36.7 million of amortization expenses for the three months ended June 30, 2026 and 2025, respectively, and $73.1 million and $67.3 million for the six months ended June 30, 2026 and 2025, respectively. There was no impairment recognized on intangible assets for the three and six months ended June 30, 2026 and 2025.

6.    EQUITY METHOD INVESTMENTS
As of June 30, 2026, the Company owned investments in the following long-haul pipeline entities in the Permian Basin. These investments were accounted for using the equity method of accounting. For each EMI pipeline entity, the Company has the ability to exercise significant influence based on certain governance provisions and its participation in the significant activities and decisions that impact the management and economic performance of the EMI pipeline.

The table below presents the ownership percentages and investment balances held by the Company for each entity:

		June 30,	December 31,
	Ownership	2026	2025

		(In thousands)
PHP	55.5%	$1,578,873	$1,591,384
Breviloba	33.0%	408,201	417,341
		$1,987,074	$2,008,725
The unamortized basis differences included in the EMI pipeline balances were $189.7 million and $193.6 million as of June 30, 2026 and December 31, 2025, respectively. These amounts represent differences in the Company’s contributions to date and the Company’s underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized basis differences are amortized on a straight-line basis into equity income of unconsolidated affiliates over the useful lives of the underlying pipeline assets. In addition, there was capitalized interest of $22.6 million and $23.0 million as of June 30, 2026 and December 31, 2025, respectively. Capitalized interest is amortized on a straight-line basis into equity income of unconsolidated affiliates.
The following table presents the activity in the Company’s EMIs for the six months ended June 30, 2026:

	Permian Highway Pipeline LLC	Breviloba, LLC	Total

	(In thousands)
Balance at December 31, 2025	$1,591,384	$417,341	$2,008,725
Distributions(1)	(108,839)	(21,383)	(130,222)
Equity income, net(2)	96,328	12,243	108,571
Balance at June 30, 2026	$1,578,873	$408,201	$1,987,074
(1)Distributions consisted of a return on investment of $130.2 million, which was included in cash flows from operating activities.
(2)For the six months ended June 30, 2026, equity income was net of amortization of basis differences and capitalized interest, which represents undistributed earnings, of $3.9 million from PHP and $0.3 million from Breviloba.
Summarized Financial Information
The following table represents selected financial information for the Company’s ongoing EMI pipelines (on a 100 percent basis) for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
	2026		2025
	Permian Highway Pipeline LLC	Breviloba, LLC	Permian Highway Pipeline LLC	Breviloba, LLC

	(In thousands)
Revenues	$138,437	$41,203	$128,762	$55,413
Operating income	92,831	19,517	83,247	27,121
Net income	92,743	19,571	83,070	27,294

	Six Months Ended June 30,
	2026		2025
	Permian Highway Pipeline LLC	Breviloba, LLC	Permian Highway Pipeline LLC	Breviloba, LLC

	(In thousands)
Revenues	$267,123	$80,973	$257,068	$114,905
Operating income	177,714	39,487	165,818	59,097
Net income	177,484	39,427	165,719	59,284

7.    DEBT AND FINANCING COSTS
Accounts Receivable Securitization Facility
On March 31, 2026, the Partnership executed Amendment No. 2 to its accounts receivable securitization facility, originally dated April 2, 2024 (the “A/R Facility” and, as amended, the “Amended A/R Facility”), with PNC Bank, National Association (“PNC Bank”). Pursuant to this amendment, the facility limit was reduced to $225.0 million, and the scheduled termination date was extended to March 30, 2027, with a Final Maturity Date of the earlier of (a) 60 days following the Scheduled Termination Date, and (b) the Termination Date unless such Termination Date occurs solely as a result of the Scheduled Termination Date’s occurrence. Furthermore, Amendment No. 2 introduced an option permitting Kinetik Receivables LLC to request an increase in commitments of up to $50.0 million in aggregate, subject to PNC Bank’s approval. In addition, Amendment No. 2 removed all sustainability-linked pricing provisions from the A/R Facility, including the sustainability rate adjustment, sustainability fee adjustment and related reporting obligations that were previously applicable to the yield rate and fees under the facility. The aggregate fees and expenses paid directly to third parties for the amendment were immaterial.
Under the Amended A/R Facility, the Company is subject to pay a yield to the purchasers equal to the highest of (i) the Overnight Bank Funding Rate, plus 0.50%, (ii) the Prime Rate, and (iii) Daily Simple SOFR, plus 1.00%, and a drawn fee of 0.85%. The Company also pays a fee of 0.40% on the undrawn committed amount of the Amended A/R Facility. Yield and fees payable by the Company under the Amended A/R Facility are due monthly. As of June 30, 2026, the full amount available under the Amended A/R Facility had been drawn and eligible accounts receivable of $225.0 million were pledged to the Amended A/R Facility as collateral.
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
Revolving Credit Agreement
On May 30, 2025, the Partnership entered into a new revolving credit agreement (the “Revolving Credit Agreement”) among PNC Bank, National Association, as administrative agent (“PNC Bank”), and the banks and other financial institutions party thereto, as lenders. The Revolving Credit Agreement provides for a $1.60 billion senior unsecured revolving credit facility, which includes a $200.0 million sublimit for the issuance of letters of credit, and a $300.0 million sublimit for swingline loans, and matures on May 30, 2030. The obligations under the Revolving Credit Agreement are guaranteed by the Company. The aggregate fees and expenses paid directly to lenders and third parties in connection with the Revolving Credit Agreement were capitalized as debt issuance costs, included in “Prepaid and other current assets” and “Deferred charges and other assets” on the Condensed Consolidated Balance Sheets, and were amortized over the term of the revolving credit facility to interest expense using the straight-line method. As of June 30, 2026, there were unamortized debt issuance costs of $7.5 million. As of June 30, 2026, we had outstanding borrowings of $523.0 million and letters of credit obligations of $12.6 million, and remaining borrowing capacity of $1.06 billion.
December 2028 Sustainability-Linked Senior Notes
On March 14, 2025, the Company completed an additional private placement of $250.0 million aggregate principal amount of 6.625% Sustainability-Linked Senior Notes due 2028 (the “New 2028 Notes”) at 101.25% of par. The New 2028 Notes were issued as additional notes under the Indenture dated as of December 6, 2023 (the “Existing Notes”). The New 2028 Notes and the Existing Notes (together, as “2028 Notes”), totaling $1.05 billion, are treated as a single series of securities under the indenture and vote together as a single class. Interest on the 2028 Notes is payable semi-annually in arrears on June 15 and December 15 of each year. The 2028 Notes will mature on December 15, 2028.
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

The following table summarizes the Company’s debt obligations as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025

	(In thousands)
A/R Facility(1)	$225,000	$165,200
Total current debt obligations	$225,000	$165,200

Unsecured term loan(2)	$1,150,000	$1,150,000
5.875% senior unsecured notes due 2030 (“2030 Notes”)	1,000,000	1,000,000
6.625% senior unsecured notes due 2028 (“2028 Notes”)	1,050,000	1,050,000
Revolving line of credit(3)	523,000	453,000
Total long-term debt	3,723,000	3,653,000
Unamortized debt issuance costs, net(4)	(21,543)	(24,374)
Unamortized debt premiums and discounts, net(5)	(895)	(906)
Total long-term debt, net	$3,700,562	$3,627,720
(1)The effective interest rate was 4.50% and 4.65% as of June 30, 2026 and December 31, 2025, respectively.
(2)The effective interest rate of the Term Loan Credit Agreement was 5.37% and 5.44% as of June 30, 2026 and December 31, 2025, respectively.
(3)The weighted average effective interest rate of the Revolving Credit Agreement was 5.37% and 5.44% as of June 30, 2026 and December 31, 2025, respectively.
(4)Fees paid directly to third parties were capitalized as debt issuance costs, included in the Condensed Consolidated Balance Sheets as direct deductions from respective loans, and are amortized using the effective interest method. As of June 30, 2026, unamortized debt issuance costs consisted of $1.8 million for the unsecured term loan, $7.8 million for the 2028 Notes and $12.0 million for the 2030 Notes.
(5)The original debt premium, net of debt discount were included in the Condensed Consolidated Balance Sheets as adjustments to respective loans and amortized over the life of the loans using the effective interest method. As of June 30, 2026, there were unamortized debt discount of $2.1 million for the unsecured term loan and debt premium, net, of $1.2 million for the 2028 Notes.
The table below presents the components of the Company’s financing costs, net of capitalized interest:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Capitalized interest	$(2,969)	$(4,555)	$(4,743)	$(7,859)
Debt issuance costs	1,949	2,012	3,913	3,984
Interest expense	55,141	59,057	108,371	116,103
Total financing costs, net of capitalized interest	$54,121	$56,514	$107,541	$112,228
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
The Amended A/R Facility contains covenants and restrictive provisions with respect to the Partnership and Kinetik Receivables LLC that are customary for accounts receivable securitization facilities.
As of June 30, 2026, the Partnership was in compliance with all customary and financial covenants.

Fair Value of Financial Instruments
The fair value of the Company and its subsidiaries’ consolidated debt as of June 30, 2026 and December 31, 2025 was $3.99 billion and $3.88 billion, respectively. On June 30, 2026, the senior unsecured notes’ fair value was based on Level 1 inputs, the Term Loan Credit Agreement and Revolving Credit Agreement’s fair value was based on Level 3 inputs and the Amended A/R Facility’s fair value approximates its carrying value due to its short-term nature.

8.    ACCRUED EXPENSES
The following table provides the Company’s current accrued expenses on June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025

	(In thousands)
Accrued product purchases	$116,899	$118,240
Accrued taxes	16,625	5,106
Accrued salaries, vacation, and related benefits	4,428	3,540
Accrued capital expenditures	19,361	15,309
Accrued interest	7,455	6,681
Accrued other expenses	8,287	23,174
Total accrued expenses	$173,055	$172,050
Accrued product purchases primarily include the liabilities related to producer payments and any additional business-related miscellaneous fees we owe to third parties, such as transport or capacity fees as of June 30, 2026 and December 31, 2025.

9.    LEASES
Components of lease costs are included in the Condensed Consolidated Statements of Operations as “general and administrative expense” for real-estate leases and “operating expenses” for non-real estate leases. Total operating lease costs were $11.2 million and $12.8 million for the three months ended June 30, 2026 and 2025, respectively, and $23.5 million and $25.1 million for the six months ended June 30, 2026 and 2025, respectively. Short-term lease costs were $1.1 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively, and $2.9 million and $1.4 million for the six months ended June 30, 2026 and 2025. Variable lease costs were immaterial for the three and six months ended June 30, 2026 and 2025.

The following table presents other supplemental lease information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Operating cash flows from operating leases	$11,464	$12,483	$23,527	$24,715
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,964	$—	$17,732
Weighted-average remaining lease term — operating leases (in years)	1.82	2.00	1.82	2.00
Weighted-average discount rate — operating leases	5.73%	6.46%	5.73%	6.46%

10.    EQUITY
Redeemable Noncontrolling Interest — Common Unit Limited Partners
The redemption option of the Common Unit is not legally detachable or separately exercisable from the instrument and is non-transferable; the Common Unit is redeemable at the option of the holder. Therefore, the Common Unit is accounted for as redeemable noncontrolling interest and classified as temporary equity on the Company’s Condensed Consolidated Balance Sheets. During the six months ended June 30, 2026, 14.1 million common units representing limited partner interests in the Partnership (“Common Units”) were redeemed on a one-for-one basis for shares of Class A Common Stock, par value $0.0001 per share of the Company (“Class A Common Stock”) and a corresponding number of shares of Class C Common Stock, par value $0.0001 per share of the Company (“Class C Common Stock”) were cancelled. There were 83.4 million Common Units and an equal number of Class C Common Stock issued and outstanding as of June 30, 2026. The Common Units fair value was approximately $4.10 billion as of June 30, 2026.
Common Stock
As of June 30, 2026, there were 78.9 million and 83.4 million shares, respectively, of Class A Common Stock and Class C Common Stock issued and outstanding (collectively, “Common Stock”).
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
During the three and six months ended June 30, 2026, the Company did not repurchase any of its Class A Common Stock under the Repurchase Program.
Dividend
On May 1, 2026, the Company made cash dividend payments of $131.7 million to holders of Class A Common Stock and Common Units and $0.6 million were reinvested in shares of Class A Common Stock by Class A Common Stock and Common Units holders. For the six months ended June 30, 2026, the Company made cash dividend payments of $263.1 million to holders of Class A Common Stock and Common Units and $1.1 million were reinvested in shares of Class A Common Stock.

11.    FAIR VALUE MEASUREMENTS
The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Level 1	Level 2	Level 3	Total

	(In thousands)
Commodity swaps	$—	$18,144	$—	$18,144
Interest rate derivatives	—	5,691	—	5,691
Total assets	$—	$23,835	$—	$23,835

Commodity swaps	$—	$5,535	$—	$5,535
Total liabilities	$—	$5,535	$—	$5,535

	December 31, 2025
	Level 1	Level 2	Level 3	Total

	(In thousands)
Commodity swaps	$—	$15,369	$—	$15,369
Interest rate derivatives	—	4	—	4
Total assets	$—	$15,373	$—	$15,373

Commodity swaps	$—	$5,371	$—	$5,371
Interest rate derivatives	—	135	—	135
Total liabilities	$—	$5,506	$—	$5,506
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
Long-term debt’s carrying value can vary from fair value. See Note 7—Debt and Financing Costs in the Notes to Condensed Consolidated Financial Statements for further information. The carrying amounts reported on the Condensed Consolidated Balance Sheets for the Company’s remaining financial assets and liabilities approximate fair value due to their short-term nature. There were no transfers between Levels 1, 2 or 3 of the fair value hierarchy during the three and six months ended June 30, 2026 and 2025.

12.    DERIVATIVES AND HEDGING ACTIVITIES
The Company is exposed to certain risks arising from both its business operations and economic conditions, and it enters into certain derivative contracts to manage exposure to these risks. To minimize counterparty credit risk in derivative instruments, the Company enters into transactions with high credit-rating counterparties. The Company did not elect to apply hedge accounting to these derivative contracts and recorded the fair value of the derivatives on the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.
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
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract.
As of June 30, 2026, the Company had seven interest rate swap contracts with a notional amount of $1.00 billion that pay a fixed rate ranging from 3.06% to 3.42%. Of the seven interest rate swap contracts, two will reach maturity on December 31, 2026 and the remaining five will reach maturity on December 31, 2027. The fair value or settlement value of the consolidated interest rate swaps outstanding are presented on a gross basis on the Condensed Consolidated Balance Sheets.

The following table presents the fair value of derivative assets and liabilities related to the interest rate swap contracts:

	June 30,	December 31,
	2026	2025

	(In thousands)
Derivative assets - current	$3,448	$4
Derivative assets - noncurrent	2,243	—
Total derivative assets	$5,691	$4

Derivative liabilities - current	$—	$135
Total derivative liabilities	$—	$135
The Company recorded cash settlements and changes in fair value of the interest rate swap contracts in “Interest expense” in the Condensed Consolidated Statements of Operations. The following table presents interest rate swap derivative activities for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Realized gain (loss) on interest rate swaps	$294	$(2)	$636	$(344)
Favorable fair value adjustment	$2,770	$740	$6,458	$1,067
Commodity Price Risk
The results of the Company’s operations may be affected by the market prices of oil, natural gas and NGLs. A portion of the Company’s revenue is directly tied to local natural gas, natural gas liquids and condensate prices in the Permian Basin and the U.S. Gulf Coast. Fluctuations in commodity prices also impact operating cost elements both directly and indirectly. Management regularly reviews the Company’s potential exposure to commodity price risk and manages exposure to such risk through commodity hedge contracts.
During the past twelve months, the Company entered into multiple commodity swap contracts based on the OPIS NGL Mont Belvieu prices for ethane, propane and butane, the Waha Basis index, the HSC index and the NYMEX West Texas Intermediate Crude index. These contracts are for various notional quantities of NGLs, natural gas and crude. Similarly, the Company has entered into various natural gas basis spread swaps. These contracts are effective over the next 1 to 30 months and are used to hedge against location price risk of the respective commodities resulting from supply and demand volatility and protect cash flows against price fluctuations.
The following table presents detailed information on commodity swaps outstanding as of June 30, 2026 (in thousands, except volumes):

	June 30, 2026
Commodity	Unit	Notional Volume	Net Fair Value
Natural Gas	MMBtus	6,515,000	$5,226
NGL	Gallons	143,131,800	3,731
Crude	Bbl	632,550	(2,298)
Natural Gas Basis Spread Swaps	MMBtus	17,000,000	5,950
			$12,609
The fair value or settlement value of the outstanding swaps are presented on a gross basis on the Condensed Consolidated Balance Sheets. The following table presents the fair value of derivative assets and liabilities related to commodity swaps:

	June 30,	December 31,
	2026	2025

	(In thousands)
Derivative assets - current	$16,344	$13,902
Derivative assets - noncurrent	1,800	1,467
Total derivative assets	$18,144	$15,369

Derivative liabilities - current	$5,110	$5,371
Derivative liabilities - noncurrent	425	—
Total derivative liabilities	$5,535	$5,371
The Company recorded cash settlements and fair value adjustments on commodity swap derivatives in “Product revenue” in the Condensed Consolidated Statements of Operations. The following table presents commodity swap derivatives activities for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Realized loss on commodity swaps	$(27,414)	$(942)	$(27,898)	$(5,313)
Favorable (unfavorable) fair value adjustment	$22,184	$36,801	$(25,287)	$14,303

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
Class A Shares and Class C Shares
The table below summarizes Class A Share and Class C Share activities for the six months ended June 30, 2026:

	Number of Shares	Weighted Avg Grant-Date Fair Market Value Per Unit
Outstanding and unvested shares at December 31, 2025	3,040,628	$28.58
Vested(1)	2,860,801	31.18
Outstanding and unvested shares at June 30, 2026(2)	179,827	$—
(1)Represented vesting of 2,535,235 shares of Class A Shares and 325,566 shares of Class C Shares. All the vested shares were issued and outstanding and held in escrow upon the closing of the Altus Merger in 2022.
(2)Represented Class A shares that were issued in connection with the closing of the Altus Merger in 2022, which had zero grant date fair value as the vesting of such shares was contingent upon the sale of the Company’s Class A Common Stock by a certain third party. The likelihood and timing of this event could not be reasonably estimated as of June 30, 2026. If there is no additional sale of the Company’s Class A Common Stock made by the certain third party, all outstanding unvested shares will vest on February 25, 2028.

The table below summarizes aggregate intrinsic value (market value at vesting date) and grant-date fair value of vested Class A Shares and Class C Shares for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Aggregate intrinsic value of vested Class A Shares and Class C Shares	$766	$—	$134,500	$134,139
Grant-date fair value of vested Class A Shares and Class C Shares	$480	$—	$89,185	$73,545
Restricted Stock Units
RSUs were granted to certain executives and employees under the Kinetik Holdings Inc. Amended and Restated 2019 Omnibus Compensation Plan (the “2019 Plan”) with various service vesting requirements. Such RSUs may be settled only for shares of Class A Common Stock on a one-for-one basis, contingent upon continued employment.
The table below summarizes RSU activities for the six months ended June 30, 2026:

	Number of Shares	Weighted Avg Grant-Date Fair Market Value Per Unit
Outstanding and unvested shares at December 31, 2025	931,507	$40.98
Granted	786,317	44.81
Vested	727,675	38.87
Forfeited	15,228	45.17
Outstanding and unvested shares at June 30, 2026	974,921	$44.13
The table below summarizes aggregate intrinsic value (market value at vesting date) and grant-date fair value of RSUs for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Aggregate intrinsic value of vested RSUs	$1,097	$790	$29,047	$14,108
Grant-date fair value of vested RSUs	$1,068	$788	$28,283	$12,597
As of June 30, 2026, there were $25.6 million of unrecognized compensation costs related to the RSUs. These costs are expected to be recognized over a weighted average period of 1.74 years.
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

The table below summarizes PSU activities for the six months ended June 30, 2026:

	Number of Shares	Weighted Avg Grant-Date Fair Market Value Per Unit
Outstanding and unvested shares at December 31, 2025	347,497	$41.41
Granted	171,756	56.27
Outstanding and unvested shares at June 30, 2026	519,253	$46.32
No vesting or forfeiture occurred for PSUs for the three and six months ended June 30, 2026 and 2025.
The table below presents a summary of the grant-date fair value assumptions used to value the PSUs granted during 2026:

February 2026
Grant-date fair value per unit	$45.56
Beginning average price	$35.34
Risk-free interest rate	3.44%
Volatility factor	34%
Expected term	2.86 years
As of June 30, 2026, there were $13.5 million of unrecognized compensation costs related to the PSUs. These costs are expected to be recognized over a weighted average period of 2.00 years.
With respect to the above Class A Shares, Class C Shares, RSUs and PSUs, the Company recorded compensation expenses of $9.1 million and $9.7 million for the three months ended June 30, 2026 and 2025, respectively, and $29.7 million and $30.3 million for the six months ended June 30, 2026 and 2025, respectively.

14.    INCOME TAXES
The Company is subject to U.S. federal income tax and state taxes. Income tax expense included in the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2026	2025	2026	2025

	(In thousands)
Income before income taxes	$137,536	$81,743	$131,633	$103,572
Income tax expense	$14,423	$7,327	$13,645	$9,894
Effective tax rate	10.49%	8.96%	10.37%	9.55%
The effective tax rate for the three and six months ended June 30, 2026 and 2025 was lower than the statutory rate mainly due to the impact of tax attributable to noncontrolling interest related to the Common Unit limited partners.

15.    NET INCOME PER SHARE
The computation of basic and diluted net income per share for the periods presented in the Condensed Consolidated Financial Statements is shown in the tables below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands, except per share amounts)
Net income attributable to Class A common shareholders	$49,539	$23,645	$47,872	$29,775
Less: Net income available to participating unvested restricted Class A common shareholders(1)	(946)	(3,406)	(4,127)	(6,433)
Total net income attributable to Class A common shareholders	$48,593	$20,239	$43,745	$23,342

Weighted average shares outstanding - basic	75,138	61,721	70,550	60,946
Dilutive effect of unvested Class A common shares(2)	674	507	899	747
Weighted average shares outstanding - diluted(3)	75,812	62,228	71,449	61,693

Net income available per common share - basic	$0.65	$0.33	$0.62	$0.38
Net income available per common share - diluted	$0.64	$0.33	$0.61	$0.38
(1)Represents dividends paid to unvested Class A Shares and RSUs.
(2)Includes dilutive effect from both RSUs and PSUs on unvested Class A common shares.
(3)The effect of an assumed exchange of outstanding Common Units (and the cancellation of a corresponding number of shares of outstanding Class C Common Stock) would have been anti-dilutive for all periods presented in which the Common Units were outstanding.

16.    COMMITMENTS AND CONTINGENCIES
Accruals for loss contingencies arising from claims, assessments, litigation, environmental matters and other sources are recorded when it is probable that a liability has been incurred, and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available, or circumstances change.
Litigation
The Company is a party to various legal actions arising in the ordinary course of its business. In accordance with FASB ASC 450, Contingencies, the Company accrues reserves for outstanding lawsuits, claims and proceedings when a loss contingency is probable and can be reasonably estimated. The Company expenses legal costs as incurred and estimates the amount of loss contingencies using currently available information from legal proceedings, advice from legal counsel and other relevant external experts. Due to the inherent subjectivity of the assessments and unpredictability of the outcomes of any legal proceedings, any amounts estimated or accrued may not represent the ultimate loss to the Company from the legal proceedings in question.
The Company and certain of its affiliates are currently defending against two lawsuits brought by Energy Transfer GC NGL Product Services, LLC (formerly Lone Star NGL Product Services, LLC) individually and on behalf of certain of its affiliates, which allege breach of contract and related tort claims arising from two long-term NGL purchase agreements, and which seek remedies in the form of monetary damages, declaratory relief, and specific performance. The first lawsuit was filed in 2021, and the second was filed in 2025 to assert similar claims against additional subsidiaries of the Company. The lawsuits have been consolidated in the Texas Business Court. A bench trial was held in late March and April 2026, and the matter is currently pending before the court. An additional bench trial is scheduled for October 2026 on a related claim for declaratory relief, which was severed from the initial trial, and which concerns the expiration date of one of the NGL purchase agreements at issue. The Company intends to vigorously defend against these claims. As of June 30, 2026 and December 31, 2025, the Company has accrued immaterial reserves; however, we cannot predict with certainty how these matters may ultimately be resolved.

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
Upon closing of the Durango Acquisition, the Company has become potentially liable for civil penalties related to excess emission violations of certain gas plants and compressor stations acquired. The estimated environmental matter-related liability was $14.0 million as of June 30, 2026 and December 31, 2025. The estimated environmental matter-related liability was classified as a current liability and included in “Other current liabilities” in the Condensed Consolidated Balance Sheets as of June 30, 2026 as the Company expects the matter to be settled within the next 12 months.
Contingent Liabilities
Durango Acquisition
On June 24, 2024, the Company consummated the previously announced Durango Acquisition. Pursuant to the Durango MIPA, Durango Seller was entitled to an earn-out of up to $75.0 million in cash contingent upon the completion of the Kings Landing Project and placing it into service. The earn-out was subject to reduction based on actual capital costs associated with the Kings Landing Project. The Company determined the earn-out consideration to be classified as a liability based on the settlement provision. In the fourth quarter 2025, the Company paid $9.9 million to settle the contingent liability, which amount, in accordance with the MIPA, is subject to review by the Durango Seller, and may be subject to adjustment. No adjustment related to the settlement amount was made during the three and six months ended June 30, 2026.
Permian Gas Acquisition
As part of the acquisition of Permian Gas on June 11, 2019, consideration included a contingent liability arrangement with PDC Permian, Inc. (“PDC”). The arrangement requires additional monies to be paid by the Company to PDC on a per Mcf basis if the actual annual Mcf volume amounts exceed forecasted annual Mcf volume amounts starting in 2020 and continuing through 2029. PDC’s actual annual Mcf volume did not exceed the incentive forecast volume during the past six years and is not expected to over the next four years; so, no contingent consideration liability is accrued as of June 30, 2026 and December 31, 2025.

17.    SEGMENTS
Midstream Logistics and Pipeline Transportation are our operating segments for which discrete financial information is available and regularly reviewed by our Chief Executive Officer, who is our CODM, to make key operating decisions, assess performance and allocate resources. These segments represent strategic business units with differing products and services. No operating segments have been aggregated to form the reportable segments. Therefore, our two operating segments represent our reportable segments. The activities of each of our reportable segments from which the Company earns revenues and incurs expenses are described below:
•Midstream Logistics: The Midstream Logistics segment operates under three revenue streams, 1) gas gathering and processing, 2) crude oil gathering, stabilization and storage services and 3) produced water gathering and disposal.
•Pipeline Transportation: The Pipeline Transportation segment consists of equity investment interests in two Permian Basin pipelines that access various points along the U.S. Gulf Coast and Mexican markets, Kinetik NGL Pipelines, Brandywine Pipeline and Delaware Link Pipeline. The current operating pipelines transport natural gas and NGLs.

Our CODM, uses segment net income or loss including noncontrolling interest adjusted for interest, taxes, depreciation and amortization, gain or loss on disposal of assets, the proportionate EBITDA from our EMI pipelines, equity income recorded using the equity method, share-based compensation expense, noncash increases and decreases related to commodity hedging activities, integration and transaction costs and extraordinary losses and unusual or nonrecurring charges (“Segment Adjusted EBITDA”) to assess performance of each operating segment. For both segments, the CODM uses Segment Adjusted EBITDA to allocate resources. The CODM considers budget-to-actual and forecast-to-actual variances on a monthly basis for both measures when making decisions about allocating capital and personnel to the segments.
The Midstream Logistics segment accounts for more than 99% of the Company’s operating revenues, cost of sales (excluding depreciation and amortization), operating expenses and ad valorem expenses. The Pipeline Transportation segment contains all of the Company’s equity method investments, which contribute more than 90% of the segment’s adjusted EBITDA. Corporate and Other activities contain the Company’s executive and administrative functions, including more than 85% of the Company’s general and administrative expenses and all of the Company’s debt service costs.
The Company regularly provides management reports to the CODM that include cost of sales, operating, general and administrative expenses related to the segments, which are all considered to be significant.
The following tables present the Segment Adjusted EBITDA of the Company’s reportable segments and reconciliations of the segment profits to consolidated income before income tax expenses for the three months ended June 30, 2026 and 2025:

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Elimination	Consolidated

For the three months ended June 30, 2026	(In thousands)
Revenue	$575,599	$2,092	$—	$—	$577,691
Other revenue	3,737	12	—	—	3,749
Intersegment revenue(2)	—	6,556	—	(6,556)	—
Total segment operating revenue	579,336	8,660	—	(6,556)	581,440
Costs of sales (excluding depreciation and amortization)	(238,087)	495	—	—	(237,592)
Intersegment costs of sales	(6,556)	—	—	6,556	—
Operating expenses(3)	(79,512)	(803)	—	—	(80,315)
General and administrative expenses	(4,509)	(229)	(21,523)	—	(26,261)
Proportionate EMI EBITDA	—	74,878	—	—	74,878
Other segment items(4)	(45,906)	—	14,540	—	(31,366)
Segment Adjusted EBITDA(5)	$204,766	$83,001	$(6,983)	$—	$280,784

Reconciliation of Segment Adjusted EBITDA to income (loss) before income taxes
Segment Adjusted EBITDA(5)	$204,766	$83,001	$(6,983)	$—	$280,784
Add back:
Other interest income	—	—	297	—	297
Gain on disposal of assets, net	36	—	—	—	36
Commodity hedging unrealized gain	49,598	—	—	—	49,598
Equity in earnings of unconsolidated affiliates	—	57,383	—	—	57,383
Deduct:
Interest expense	55	—	54,066	—	54,121
Depreciation and amortization expenses	100,994	2,331	6	—	103,331
Contract assets amortization	2,054	—	—	—	2,054
Proportionate EMI EBITDA	—	74,878	—	—	74,878
Share-based compensation	—	—	9,064	—	9,064
Litigation costs	—	—	5,375	—	5,375
Other one-time costs or amortization	1,638	—	101	—	1,739
Income (loss) before income taxes	$149,659	$63,175	$(75,298)	$—	$137,536

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Elimination	Consolidated

For the three months ended June 30, 2025	(In thousands)
Revenue	$421,813	$2,431	$—	$—	$424,244
Other revenue	2,492	2	—	—	2,494
Intersegment revenue(2)	—	7,674	—	(7,674)	—
Total segment operating revenue	424,305	10,107	—	(7,674)	426,738
Costs of sales (excluding depreciation and amortization)	(156,263)	(434)	—	—	(156,697)
Intersegment costs of sales	(7,674)	—	—	7,674	—
Operating expenses(3)	(73,888)	(716)	—	—	(74,604)
General and administrative expenses	(4,996)	(288)	(18,960)	—	(24,244)
Proportionate EMI EBITDA	—	88,100	—	—	88,100
Other segment items(4)	(30,277)	—	13,917	—	(16,360)
Segment Adjusted EBITDA(5)	$151,207	$96,769	$(5,043)	$—	$242,933

Reconciliation of Segment Adjusted EBITDA to income (loss) before income taxes
Segment Adjusted EBITDA(5)	$151,207	$96,769	$(5,043)	$—	$242,933
Add back:
Other interest income	—	—	318	—	318
Gain on disposal of assets, net	25	—	—	—	25
Commodity hedging unrealized gain	37,743	—	—	—	37,743
Equity in earnings of unconsolidated affiliates	—	58,705	—	—	58,705
Deduct:
Interest expense	32	—	56,482	—	56,514
Depreciation and amortization expenses	91,449	2,309	5	—	93,763
Contract assets amortization	1,655	—	—	—	1,655
Proportionate EMI EBITDA	—	88,100	—	—	88,100
Share-based compensation	—	—	9,695	—	9,695
Loss on debt extinguishment	—	—	635	—	635
Integration costs	1,972	—	461	—	2,433
Litigation costs	—	—	2,381	—	2,381
Other one-time costs or amortization	1,425	—	1,380	—	2,805
Income (loss) before income taxes	$92,442	$65,065	$(75,764)	$—	$81,743

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Elimination	Consolidated

For the six months ended June 30, 2026	(In thousands)
Revenue	$979,319	$4,377	$—	$—	$983,696
Other revenue	7,698	22	—	—	7,720
Intersegment revenue(2)	—	13,380	—	(13,380)	—
Total segment operating revenue	987,017	17,779	—	(13,380)	991,416
Costs of sales (excluding depreciation and amortization expense)	(426,674)	358	—	—	(426,316)
Intersegment costs of sales	(13,380)	—	—	13,380	—
Operating expenses(3)	(157,814)	(1,577)	—	—	(159,391)
General and administrative expenses	(10,019)	(489)	(59,953)	—	(70,461)
Proportionate EMI EBITDA	—	144,907	—	—	144,907
Other segment items(4)	4,557	—	47,272	—	51,829
Segment Adjusted EBITDA(5)	$383,687	$160,978	$(12,681)	$—	$531,984

Reconciliation of Segment Adjusted EBITDA to income (loss) before income taxes
Segment Adjusted EBITDA(5)	$383,687	$160,978	$(12,681)	$—	$531,984
Add back:
Other interest income	—	—	464	—	464
Gain on disposal of assets, net	55	—	—	—	55
Commodity hedging unrealized gain	2,611	—	—	—	2,611
Equity in earnings of unconsolidated affiliates	—	108,571	—	—	108,571
Deduct:
Interest expense	103	—	107,438	—	107,541
Depreciation and amortization expenses	200,492	4,660	12	—	205,164
Contract assets amortization	4,004	—	—	—	4,004
Proportionate EMI EBITDA	—	144,907	—	—	144,907
Share-based compensation	—	—	29,727	—	29,727
Integration costs	—	—	368	—	368
Litigation costs	—	—	16,988	—	16,988
Other one-time costs or amortization	3,164	—	189	—	3,353
Income (loss) before income taxes	$178,590	$119,982	$(166,939)	$—	$131,633

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Elimination	Consolidated

For the six months ended June 30, 2025	(In thousands)
Revenue	$859,838	$4,837	$—	$—	$864,675
Other revenue	5,322	4	—	—	5,326
Intersegment revenue(2)	—	12,478	—	(12,478)	—
Total segment operating revenue	865,160	17,319	—	(12,478)	870,001
Costs of sales (excluding depreciation and amortization expense)	(379,623)	(438)	—	—	(380,061)
Intersegment costs of sales	(12,478)	—	—	12,478	—
Operating expenses(3)	(143,797)	(1,201)	—	—	(144,998)
General and administrative expenses	(12,121)	(660)	(49,055)	—	(61,836)
Proportionate EMI EBITDA	—	175,630	—	—	175,630
Other segment items(4)	(5,736)	—	39,950	—	34,214
Segment Adjusted EBITDA(5)	$311,405	$190,650	$(9,105)	$—	$492,950

Reconciliation of Segment Adjusted EBITDA to income (loss) before income taxes
Segment Adjusted EBITDA(5)	$311,405	$190,650	$(9,105)	$—	$492,950
Add back:
Other interest income	—	—	1,108	—	1,108
Commodity hedging unrealized gain	19,616	—	—	—	19,616
Gain on sale of equity method investment	65	—	—	—	65
Equity in earnings of unconsolidated affiliates	—	116,183	—	—	116,183
Deduct:
Interest expense	60	—	112,168	—	112,228
Depreciation and amortization expenses	181,808	4,616	12	—	186,436
Contract assets amortization	3,310	—	—	—	3,310
Proportionate EMI EBITDA	—	175,630	—	—	175,630
Share-based compensation	—	—	30,348	—	30,348
Loss on debt extinguishment	—	—	635	—	635
Integration costs	4,447	—	1,524	—	5,971
Litigation costs	—	—	5,396	—	5,396
Other one-time costs or amortization	3,714	—	2,682	—	6,396
Income (loss) before income taxes	$137,747	$126,587	$(160,762)	$—	$103,572
(1)Corporate and Other represents those results that: (i) are not specifically attributable to an operating segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items. Items are included here to reconcile the operating segments’ profit and loss with the Company’s consolidated results.
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

The following tables present other segment expenses that are not included in the segment profit measurements above for the three and six months ended June 30, 2026 and 2025:

	Midstream Logistics	Pipeline Transportation	Corporate and Other (1)	Consolidated

For the three months ended June 30, 2026	(In thousands)
Income tax benefit	$—	$—	$14,423	$14,423
Capital expenditure	$107,135	$3,340	$—	$110,475

For the three months ended June 30, 2025
Income tax expense	$—	$—	$7,327	$7,327
Capital expenditure(2)(3)	$135,931	$1	$—	$135,932

	Midstream Logistics	Pipeline Transportation	Corporate and Other (1)	Consolidated

For the six months ended June 30, 2026	(In thousands)
Income tax benefit	$—	$—	$13,645	$13,645
Capital expenditure	$199,709	$4,650	$—	$204,359

For the six months ended June 30, 2025
Income tax expense	$—	$—	$9,894	$9,894
Capital expenditure(2)(3)	$217,164	$243	$—	$217,407

	June 30,	December 31,
	2026	2025

Total assets:	(In thousands)
Midstream Logistics(4)	$4,739,727	$4,714,723
Pipeline Transportation(5)	2,131,855	2,153,280
Segment total assets	6,871,582	6,868,003
Corporate and other(1)	330,888	227,608
Total assets	$7,202,470	$7,095,611
(1)Corporate and Other activities represent those results that: (i) are not specifically attributable to an operating segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items. Items are included here to reconcile the operating segments’ profit and loss with the Company’s consolidated results.
(2)Excludes capital assets acquired in business combinations that are included in the Midstream Logistics segment. See Note 2—Business Combinations in the Notes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.
(3)Excludes contributions or acquisitions made in the Company’s EMIs that are included in the Pipeline Transportation segment. See Note 6—Equity Method Investments in the Notes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.
(4)Midstream Logistics segment included goodwill of $5.1 million as of June 30, 2026 and December 31, 2025.
(5)The Pipeline Transportation segment includes investments in unconsolidated affiliates of $1.99 billion and $2.01 billion as of June 30, 2026 and December 31, 2025, respectively.

18.    SUBSEQUENT EVENTS
On July 14, 2026, the Board declared a cash dividend of $0.81 per share on the Company’s Class A Common Stock payable to stockholders of record as of July 24, 2026 on July 31, 2026. The Company, through its ownership of the general partner of the Partnership, declared a distribution of $0.81 per Common Unit from the Partnership to the holders of Common Units, which was paid on July 31, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses the results of our operations for the three and six months ended June 30, 2026, as compared to our results of operations for the same period in 2025. Please read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report.

Overview
We are an integrated midstream energy company in the Permian Basin providing comprehensive gathering, transportation, compression, processing and treating services. Our operations are strategically located in the heart of the Delaware Basin in the Permian, one of the fastest growing oil and gas development regions in the world. Our core capabilities include a variety of service offerings including natural gas gathering, transportation, compression, treating and processing; NGL stabilization and transportation; produced water gathering and disposal; and crude oil gathering, stabilization, storage and transportation.
Our Operations and Segments
We operate through two reportable segments that generate revenue from various products and services. The Midstream Logistics segment operates under three revenue streams, 1) gas gathering and processing, 2) crude oil gathering, stabilization and storage services and 3) produced water gathering and disposal. The Pipeline Transportation segment consists of two EMI pipelines originating in the Permian Basin that provide various access points to the U.S. Gulf Coast and Mexico markets, along with the Kinetik NGL and Delaware Link Pipelines. The pipelines transport natural gas and NGLs within the Permian Basin and to the U.S. Gulf Coast.
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
Crude Oil Gathering, Stabilization and Storage Services. Crude gathering assets are centralized at the Caprock Stampede Terminal and the Pinnacle Sierra Grande Terminal. The system includes approximately 290 miles of gathering pipeline and 90,000 barrels of crude storage. The crude facilities have connections for takeaway transportation into certain facilities operated by Plains All American Pipeline, L.P. Over 50 miles of gathering pipeline was added to our crude gathering assets through the Barilla Draw Acquisition, which closed in January 2025.
Water Gathering and Disposal. The system includes approximately 370 miles of gathering pipeline and approximately 610,000 barrels per day of permitted disposal capacity.
Pipeline Transportation
EMI pipelines. The Company owns the following equity interests in two EMI pipelines in the Permian Basin with access to various points along the U.S. Gulf Coast: 1) an approximate 55.5% equity interest in PHP, which is operated by Kinder Morgan; and 2) 33.0% equity interest in Breviloba, the owner of the Shin Oak pipeline, which is operated by Enterprise Products Operating LLC.
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
ECCC Pipeline. The ECCC Pipeline is under construction and will provide a connection from Eddy County, New Mexico, to Culberson County, Texas, and approximately 150 MMcf/d of initial rich gas throughput capacity. The ECCC Pipeline is estimated to be in-service during the third quarter of 2026.

Recent Developments
Amendment to A/R Facility
On March 31, 2026, the Partnership executed Amendment No. 2 to its Amended A/R Facility, with PNC Bank. Pursuant to this amendment, the facility limit was reduced to $225.0 million, and the scheduled termination date was extended to March 30, 2027. Furthermore, Amendment No. 2 introduced an option permitting Kinetik Receivables LLC to request an increase in commitments of up to $50.0 million in aggregate, subject to the Purchaser’s approval. Amendment No. 2 also removed all sustainability-linked pricing provisions from the A/R Facility, including the sustainability rate adjustment, sustainability fee adjustment and related reporting obligations.
Factors Affecting Our Business
Commodity Price Volatility
There has been, and we believe there will continue to be, volatility in commodity prices and in the relationships among NGLs, crude oil and natural gas prices. Recent geopolitical developments in the Middle East, including the ongoing military conflict involving Iran, disruptions and uncertainty surrounding maritime traffic through the Strait of Hormuz and related impacts on global energy markets, have contributed to heightened volatility in crude oil, natural gas, and NGL pricing and increased uncertainty in global supply chains. While the Company’s midstream assets and operations are primarily located in the Permian Basin and our service revenue is supported by fee‑based contracts, our product sales revenue is exposed to commodity price fluctuations. In addition, sustained volatility in global energy markets could indirectly impact producer activity levels, customer credit profiles, and overall demand for our services. Furthermore, prolonged geopolitical instability may contribute to broader macroeconomic effects, including inflationary pressures, higher interest rates, and constrained capital availability. The Company continues to monitor commodity prices closely and may enter into commodity price hedges to mitigate the volatility risk. In addition, the Company, when economically appropriate, enters into fee-based and NGL arbitrage arrangements that insulate the Company from commodity price volatility.
Inflation and Interest Rates
The annual rate of inflation in the United States was 3.5% in June 2026 as measured by the Consumer Price Index. The FOMC decided to maintain the target range for the federal funds rate at 3.50% - 3.75% during its meeting in July 2026. During the meeting, the FOMC noted the economic activities is expanding at a solid pace; despite elevated uncertainty owing, in part, to the conflict in the Middle East. Productivity growth and capital investment remain strong, job gains have kept pace with the workforce, and the unemployment rate has changed little. Inflation remains elevated relative to the Committee’s 2 percent goal, in part, reflecting supply shocks that have driven price increases in certain sectors, including energy. The FOMC reaffirmed its commitment to deliver price stability and its policy of maintaining ample reserves in the banking system. The Company will continue to monitor the FOMC’s monetary policy and interest rate movements. Refer to Note 12—Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for additional discussion regarding our hedging strategies and objectives for interest rate risk.

Results of Operations
The following table presents the Company’s results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change

	(In thousands, except percentages)
Operating revenues:
Service revenue	$86,891	$112,654	(23%)	$180,663	$240,580	(25%)
Product revenue	490,800	311,590	58%	803,033	624,095	29%
Other revenue	3,749	2,494	50%	7,720	5,326	45%
Total operating revenues	581,440	426,738	36%	991,416	870,001	14%
Operating costs and expenses:
Cost of sales (excluding depreciation and amortization) (1)	237,592	156,697	52%	426,316	380,061	12%
Operating expenses	71,922	68,045	6%	142,223	131,648	8%
Ad valorem taxes	8,393	6,559	28%	17,168	13,350	29%
General and administrative expenses	26,261	24,244	8%	70,461	61,836	14%
Depreciation and amortization expenses	103,331	93,763	10%	205,164	186,436	10%
Gain on disposal of assets, net	(36)	(25)	44%	(55)	(65)	(15%)
Total operating costs and expenses	447,463	349,283	28%	861,277	773,266	11%
Operating income	133,977	77,455	73%	130,139	96,735	35%
Other income (expense):
Interest and other income	297	2,732	(89%)	464	3,517	(87%)
Loss on debt extinguishment	—	(635)	(100%)	—	(635)	(100%)
Interest expense	(54,121)	(56,514)	(4%)	(107,541)	(112,228)	(4%)
Equity in earnings of unconsolidated affiliates	57,383	58,705	(2%)	108,571	116,183	(7%)
Total other income, net	3,559	4,288	(17%)	1,494	6,837	(78%)
Income before income taxes	137,536	81,743	68%	131,633	103,572	27%
Income tax expense	14,423	7,327	97%	13,645	9,894	38%
Net income including noncontrolling interest	$123,113	$74,416	65%	$117,988	$93,678	26%
(1)Cost of sales (excluding depreciation and amortization) is net of gas service fees totaling $110.6 million and $73.6 million for the three months ended June 30, 2026 and 2025, respectively, and $212.8 million and $135.8 million for the six months ended June 30, 2026 and 2025, respectively, for certain volumes, where we function as principal.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Revenues
For the three months ended June 30, 2026, revenue increased by $154.7 million, or 36%, to $581.4 million, compared to $426.7 million for the same period in 2025. The increase was primarily driven by higher product revenue due to higher NGL, condensate and natural gas residue volumes sold, as well as higher NGL and condensate prices.
Service revenue
Service revenue for the three months ended June 30, 2026 decreased by $25.8 million, or 23%, to $86.9 million, compared to $112.7 million for the same period in 2025, driven by decreases in period-over-period gathered and processed gas volumes of 101.1 MMcf per day, or 5%, and 1.6 MMcf per day, or 0.1%, respectively. In addition, the total gathered and processed gas volumes where we function as principal increased period-over-period, resulting in higher amounts of fee revenue reported within cost of sales. Over 97% of service revenues are included in the Midstream Logistics segment for the three months ended June 30, 2026.
Product revenue
Product revenue for the three months ended June 30, 2026 increased by $179.2 million, or 58%, to $490.8 million compared to $311.6 million for the same period in 2025, primarily driven by increases in NGL, condensate, and natural gas residue volumes, as well as increased NGL and condensate prices. Period-over-period NGL and condensate volumes sold increased by 5.4 million barrels, or 40%, and period-over-period natural gas residue volumes sold increased by 5.5 million MMBtu, or 44%. The increase was also driven by increases in NGL and condensate prices of $3.52 per barrel, or 18%, and $35.49 per barrel, or 56%, respectively. The increase was partially offset by a decrease in natural gas residue price of $2.56 per MMBtu, or 140%. Product revenues are included entirely in the Midstream Logistics segment.
Operating Costs and Expenses
Costs of sales (excluding depreciation and amortization)
Cost of sales (excluding depreciation and amortization) primarily consists of purchases of NGLs and natural gas from our producers at contracted market prices to support product sales to other third parties. For the three months ended June 30, 2026, cost of sales increased by $80.9 million, or 52%, to $237.6 million, compared to $156.7 million for the same period in 2025. The increase was primarily driven by the aforementioned period-over-period increases in NGL, condensate and natural gas residue volumes sold and increases in NGL and condensate prices, partially offset by a decrease in natural gas residue price. Over 99% of costs of sales (excluding depreciation and amortization) are included in the Midstream Logistics segment.
Operating expenses
Operating expenses increased by $3.9 million, or 6%, to $71.9 million for the three months ended June 30, 2026, compared to $68.0 million for the same period in 2025. The increase was mainly driven by increases in utility costs of $4.6 million primarily related to higher electricity rates and the Kings Landing processing complex going into service during September 2025 and higher labor costs of $0.7 million, primarily related to Kings Landing. The increase was partially offset by a decrease in equipment rental cost of $1.8 million. Over 99% of operating expenses are included in the Midstream Logistics segment.
Depreciation and amortization expense
Depreciation and amortization expense increased by $9.6 million, or 10%, to $103.3 million for the three months ended June 30, 2026, compared to $93.8 million for the same period in 2025. Of the total increase, $6.4 million primarily related to Kings Landing being placed into service in September 2025, and the balance was associated with new assets being placed in service over the course of 2025 and the first half of 2026.
Income Tax Expenses
Income tax expense increased by $7.1 million, or 97%, to $14.4 million for the three months ended June 30, 2026, compared to $7.3 million for the same period in 2025. The increase was primarily driven by higher income before income taxes for the three months ended June 30, 2026.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Revenues
For the six months ended June 30, 2026, revenue increased by $121.4 million, or 14%, to $991.4 million, compared to $870.0 million for the same period in 2025. The increase was primarily driven by higher product revenue due to higher NGL, condensate and natural gas residue volumes sold and higher condensate prices.
Service revenue
Service revenue for the six months ended June 30, 2026 decreased by $59.9 million, or 25%, to $180.7 million, compared to $240.6 million for the same period in 2025, driven by a period-over-period decrease in gathered gas volumes of 85.8 MMcf per day, or 4%, partially offset by a period-over-period increase in processed gas volumes of 6.2 MMcf per day, or 0.4%. In addition, the total gathered and processed gas volumes where we function as the principal increased period-over-period, resulting in higher amounts of fee revenue reported within cost of sales. Over 97% of service revenues are included in the Midstream Logistics segment for the six months ended June 30, 2026.
Product revenue
Product revenue for the six months ended June 30, 2026 increased by $178.9 million, or 29%, to $803.0 million, compared to $624.1 million for the same period in 2025, primarily driven by increases in NGL, condensate, and natural gas residue volumes sold and an increase in condensate prices. Period-over-period NGL and condensate volumes sold increased by 8.6 million barrels, or 33%, and period-over-period natural gas residue volumes sold increased by 6.4 million MMBtu, or 29%. The increase was also driven by an increase in condensate prices of $16.83 per barrel, or 25%. These increases were partially offset by decreases in NGL and natural gas residue prices of $0.92 per barrel, or 4%, and $1.98 per MMBtu, or 87%, respectively. Product revenues are included entirely in the Midstream Logistics segment.
Operating Costs and Expenses
Costs of sales (excluding depreciation and amortization)
Cost of sales (excluding depreciation and amortization) primarily consists of purchases of NGLs and natural gas from our producers at contracted market prices to support product sales to other third parties. For the six months ended June 30, 2026, cost of sales increased by $46.3 million, or 12%, to $426.3 million, compared to $380.1 million for the same period in 2025. The increase was primarily driven by the aforementioned period-over-period increases in NGL, condensate and natural gas residue volumes sold and an increase in condensate prices, partially offset by decreases in NGL and natural gas residue prices. Over 99% of costs of sales (excluding depreciation and amortization) are included in the Midstream Logistics segment.
Operating expenses
Operating expenses increased by $10.6 million, or 8%, to $142.2 million for the six months ended June 30, 2026, compared to $131.6 million for the same period in 2025. The increase was mainly driven by increases in utility costs of $9.2 million primarily related to higher electricity rates and the Kings Landing processing complex going into service during September 2025, and higher labor costs of $3.0 million, primarily related to Kings Landing. The increase was partially offset by a decrease in equipment rental cost of $2.5 million. Over 99% of operating expenses are included in the Midstream Logistics segment.
General and administrative expenses
General and administrative expenses increased by $8.6 million, or 14%, to $70.5 million for the six months ended June 30, 2026, compared to $61.8 million for the same period in 2025. The increase was mainly driven by an increase in litigation related fees of $12.0 million, partially offset by a decrease in labor and professional fees of $3.1 million.
Depreciation and amortization expense
Depreciation and amortization expense increased by $18.7 million, or 10%, to $205.2 million for the six months ended June 30, 2026, compared to $186.4 million for the same period in 2025. Of the total increase, $12.7 million primarily relates to Kings Landing being placed into service in September 2025, and the balance is associated with new assets being placed in service over the course of 2025 and the first half of 2026.

Other Income (Expenses)
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates decreased by $7.6 million, or 7%, to $108.6 million for the six months ended June 30, 2026, compared to $116.2 million for the same period in 2025. The decrease was primarily driven by decreases in equity in earnings from Breviloba of $8.5 million, and EPIC of $7.5 million due to the divestiture of the Company’s related equity interest in October 2025. The decrease was partially offset by an increase in equity in earnings from PHP of $8.4 million.

Key Performance Metrics
Adjusted EBITDA
Adjusted EBITDA is defined as net income or loss including noncontrolling interest adjusted for interest, taxes, depreciation and amortization, gain or loss on disposal of assets and debt extinguishment, the proportionate EBITDA from our EMI pipelines, equity income recorded using the equity method, share-based compensation expense, noncash increases and decreases related to commodity hedging activities, integration and transaction costs and extraordinary losses and unusual or nonrecurring charges. Adjusted EBITDA provides a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change

	(In thousands, except percentages)
Reconciliation of net income including noncontrolling interest to Adjusted EBITDA
Net income including noncontrolling interest	$123,113	$74,416	65%	$117,988	$93,678	26%
Add back:
Interest expense	54,121	56,514	(4%)	107,541	112,228	(4%)
Income tax expense	14,423	7,327	97%	13,645	9,894	38%
Depreciation and amortization expenses	103,331	93,763	10%	205,164	186,436	10%
Amortization of contract costs	2,054	1,655	24%	4,004	3,310	21%
Proportionate EMI EBITDA	74,878	88,100	(15%)	144,907	175,630	(17%)
Share-based compensation	9,064	9,695	(7%)	29,727	30,348	(2%)
Loss on debt extinguishment	—	635	(100%)	—	635	(100%)
Integration costs	—	2,433	(100%)	368	5,971	(94%)
Litigation costs	5,375	2,381	126%	16,988	5,396	NM
Other one-time cost or amortization	1,739	2,805	(38%)	3,353	6,396	(48%)
Deduct:
Interest income	297	318	(7%)	464	1,108	(58%)
Commodity hedging unrealized gain	49,598	37,743	31%	2,611	19,616	(87%)
Gain on disposal of assets, net	36	25	44%	55	65	(15%)
Equity in earnings of unconsolidated affiliates	57,383	58,705	(2%)	108,571	116,183	(7%)
Adjusted EBITDA	$280,784	$242,933	16%	$531,984	$492,950	8%
NM - not meaningful
For the three months ended June 30, 2026, Adjusted EBITDA increased by $37.9 million, or 16%, to $280.8 million, compared to $242.9 million for the same period in 2025. As discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Quarterly Report, the change was driven by higher operating revenues of $154.7 million, partially offset by higher cost of sales (excluding depreciation and amortization), operating expenses, ad valorem taxes and general and administrative expenses, totaling $88.6 million, a decrease in proportionate EMI EBITDA of $13.2 million, primarily resulting from the divestiture of the Company’s equity interest in EPIC, and an increase in unrealized gain on commodity hedging activities of $11.9 million.
For the six months ended June 30, 2026, Adjusted EBITDA increased by $39.0 million, or 8%, to $532.0 million, compared to $493.0 million for the same period in 2025. As discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Quarterly Report, the change reflected higher operating revenues of $121.4 million, partially offset by higher cost of sales (excluding depreciation and amortization), operating expenses, ad valorem taxes and general and administrative expenses, totaling $69.3 million, a decrease in proportionate EMI EBITDA of $30.7 million, primarily resulting from the divestiture of the Company’s equity interest in EPIC, and a decrease in unrealized gain on commodity hedging activities of $17.0 million.
Segment Adjusted EBITDA
Segment Adjusted EBITDA is defined as segment net income or loss including noncontrolling interest adjusted for interest, taxes, depreciation and amortization, gain or loss on disposal of assets and debt extinguishment, the proportionate EBITDA from our EMI pipelines, equity income recorded using the equity method, share-based compensation expense, noncash increases and decreases related to commodity hedging activities, integration and transaction costs and extraordinary losses and unusual or nonrecurring charges. The following table presents Segment Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025. Also refer to Note 17—Segments in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for a reconciliation of Segment Adjusted EBITDA to net income before income taxes.

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change

	(In thousands, except percentages)
Midstream Logistics	$204,766	$151,207	35%	$383,687	$311,405	23%
Pipeline Transportation	83,001	96,769	(14%)	160,978	190,650	(16%)
Corporate and Other(1)	(6,983)	(5,043)	38%	(12,681)	(9,105)	39%
Total Segment Adjusted EBITDA	$280,784	$242,933	16%	$531,984	$492,950	8%
(1)Corporate and Other represents those results that: (i) are not specifically attributable to a reportable segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items.
Midstream Logistics Segment Adjusted EBITDA increased by $53.6 million, or 35%, to $204.8 million for the three months ended June 30, 2026, compared to $151.2 million for the same period in 2025. The change was primarily driven by higher operating revenues of $155.0 million, partially offset by lower cost of sales (excluding depreciation and amortization), operating expenses, ad valorem taxes and general and administrative expenses, totaling $85.8 million, and an increase in unrealized gain on commodity hedging activities of $11.9 million. The reasons for the fluctuations are discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Quarterly Report on Form 10-Q.
Midstream Logistics Segment Adjusted EBITDA increased by $72.3 million, or 23%, to $383.7 million for the six months ended June 30, 2026, compared to $311.4 million for the same period in 2025. The change was primarily driven by higher operating revenues of $121.9 million, partially offset by higher cost of sales (excluding depreciation and amortization), operating expenses, ad valorem taxes and general and administrative expenses, totaling $59.9 million, and a decrease in unrealized gain on commodity hedging activities of $17.0 million. The remaining increase was partially offset by a decrease in other income of $2.4 million and lower integration costs of $4.4 million. The reasons for the fluctuations are discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations to this Quarterly Report on Form 10-Q.
Pipeline Transportation Segment Adjusted EBITDA decreased by $13.8 million, or 14%, to $83.0 million for the three months ended June 30, 2026, compared to $96.8 million for the same period in 2025. The decrease was mainly due to lower proportionate EMI EBITDA of $13.2 million, primarily related to the divestiture of the Company’s equity interest in EPIC during October 2025.
Pipeline Transportation Segment Adjusted EBITDA decreased by $29.7 million, or 16%, to $161.0 million for the six months ended June 30, 2026, compared to $190.7 million for the same period in 2025. The decrease was mainly due to lower proportionate EMI EBITDA of $30.7 million, primarily related to the divestiture of the Company’s equity interest in EPIC during October 2025.

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

Liquidity and Capital Resources
The Company’s primary use of capital since inception has been for the initial construction of gathering and processing assets, as well as the acquisition of businesses and EMI pipelines and associated subsequent construction costs. For 2026, the Company’s primary spending requirements are related to budgeted capital expenditures for the construction and maintenance of gathering and processing assets, the Company’s contractual debt obligations, and quarterly cash dividends.

During the six months ended June 30, 2026, the Company’s primary sources of cash were distributions from the EMI pipelines, borrowings under the revolving credit facility and Amended A/R Facility, and cash generated from operations. Based on the Company’s current financial plan, the Company believes that cash from operations, distributions from the EMI pipelines and remaining borrowing capacity on our credit facilities will generate cash flows in excess of capital expenditures and the amount required to fund the Company’s planned quarterly dividend over the next 12 months. The following table presents a summary of the Company’s key liquidity indicators at the dates presented:
Liquidity

	June 30, 2026
(In thousands)	Total Capacity	Outstanding Borrowings	Letters of Credit	Available Borrowing Capacity
A/R Facility	$225,000	$225,000	$—	$—
Revolving Line of Credit	1,600,000	523,000	12,600	1,064,400
Total	$1,825,000	$748,000	$12,600	$1,064,400
Cash and cash equivalents				7,830
Total liquidity				$1,072,230

	December 31, 2025
(In thousands)	Total Capacity	Outstanding Borrowings	Letters of Credit	Available Borrowing Capacity
A/R Facility	$250,000	$165,200	$—	$84,800
Revolving Line of Credit	1,600,000	453,000	12,600	1,134,400
Total	$1,850,000	$618,200	$12,600	$1,219,200
Cash and cash equivalents				3,951
Total liquidity				$1,223,151
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
As of June 30, 2026, we had $1.05 billion of our 6.625% senior unsecured notes due 2028 and $1.00 billion of our 5.875% senior unsecured notes due 2030 outstanding.
On May 30, 2025, the Partnership entered into the Term Loan Credit Agreement. The proceeds were used to repay and terminate the 2022 Term Loan Credit Agreement. As of June 30, 2026, we had an outstanding borrowing of $1.15 billion under the Term Loan Credit Agreement.
Revolving Credit Agreement
On May 30, 2025, the Partnership entered into the Revolving Credit Agreement. The Revolving Credit Agreement provides for a $1.60 billion senior unsecured revolving credit facility, which includes a $200.0 million sublimit for the issuance of letters of credit, and a $300.0 million sublimit for swingline loans.
All borrowings under the Revolving Credit Agreement mature on May 30, 2030, unless such maturity date is adjusted in accordance with the Revolving Credit Agreement. As of June 30, 2026, we had an outstanding borrowing of $523.0 million and remaining borrowing capacity of $1.06 billion.
A/R Facility
On March 31, 2026, the Partnership executed Amendment No. 2 to its Amended A/R Facility, with PNC Bank. Pursuant to this amendment, the facility limit was reduced to $225.0 million, and the scheduled termination date was extended to March 30, 2027. Furthermore, Amendment No. 2 introduced an option permitting Kinetik Receivables LLC to request an increase in commitments of up to $50.0 million in aggregate, subject to the Purchaser’s approval. Amendment No. 2 also removed all sustainability-linked pricing provisions previously applicable under the A/R Facility. As of June 30, 2026, eligible accounts receivable of $225.0 million were pledged to the Amended A/R Facility as collateral.
Capital Requirements and Expenditures
Our operations require investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational regulations. During the six months ended June 30, 2026 and 2025, capital spending mainly consisted of spending on property, plant and equipment totaling $192.3 million and $201.8 million, respectively, and intangible asset purchases totaling $12.1 million and $15.6 million, respectively.
The Company anticipates its existing capital resources will be sufficient to fund future capital expenditures for EMI pipelines and the Company’s existing infrastructure assets over the next 12 months. For further information on EMIs, refer to Note 6—Equity Method Investments in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Cash Flow
The following tables present cash flows from operating, investing and financing activities during the periods presented:

	Six Months Ended June 30,
	2026	2025

	(In thousands)
Cash provided by operating activities	$341,520	$305,907
Cash used in investing activities	$(204,239)	$(391,604)
Cash (used in) provided by financing activities	$(133,402)	$92,824
Operating activities. Net cash provided by operating activities increased by $35.6 million for the six months ended June 30, 2026 to $341.5 million, compared to $305.9 million for the same period in 2025. The change in the operating cash flows reflected (i) an increase in net income including noncontrolling interest of $24.3 million; (ii) an increase in adjustments related to non-cash items of $45.8 million, which was mainly driven by an increase in non-cash derivative fair value adjustments and lower derivative cash settlements, together totaling $12.6 million, an increase in depreciation and amortization expense of $18.7 million, and a decrease in equity in earnings of unconsolidated affiliates of $7.6 million; and (iii) a decrease in working capital of $34.5 million.
Investing activities. Net cash used in investing activities decreased by $187.4 million for the six months ended June 30, 2026 to $204.2 million, compared to $391.6 million used in the same period in 2025. The decrease was primarily driven by a decrease in cash used in business acquisitions of $176.2 million related to the Barilla Draw Acquisition completed in January 2025 and decreases in property, plant and equipment and intangible asset expenditures of $9.6 million and $3.5 million, respectively.
Financing activities. Net cash used in financing activities was $133.4 million for the six months ended June 30, 2026, which was comprised of net proceeds from the revolving credit facility and Amended A/R Facility of $129.6 million, fully offset by cash dividends of $263.1 million paid to the holders of Class A Common Stock and Common Units, compared with net cash provided by financing activities of $92.8 million for the six months ended June 30, 2025, which was comprised of net proceeds from the Company’s long-term debt, revolving credit facility and Amended A/R Facility of $412.2 million, fully offset by cash dividends of $246.8 million paid to the holders of Class A Common Stock and Common Units and cash paid to repurchase Class A Common Stock of $72.6 million.
Dividend
During the six months ended June 30, 2026, the Company made cash dividend payments of $263.1 million to holders of Class A Common Stock and Common Units, and $1.1 million was reinvested in shares of Class A Common Stock by Class A Common Stock and Common Units holders.
On July 14, 2026, the Board declared a cash dividend of $0.81 per share on the Company’s Class A Common Stock, which was paid to stockholders on July 31, 2026. The Company, through its ownership of the general partner of the Partnership, declared a distribution of $0.81 per Common Unit from the Partnership to the holders of Common Units, which was paid on July 31, 2026. As described in these Condensed Consolidated Financial Statements, as the context requires, dividends paid to holders of Class A Common Stock and distributions paid to holders of Common Units may be referred to collectively as “dividends.”

Share Repurchase Program
In February 2023, the Board approved the Repurchase Program, authorizing discretionary purchases of the Company’s Class A Common Stock up to $100.0 million in aggregate. In May 2025, the Board approved a $400.0 million increase to the previously announced Repurchase Program. Repurchases may be made at management’s discretion from time to time and will depend on market conditions and may be discontinued at any time without prior notice.
During the six months ended June 30, 2026, the Company did not repurchase any of its Class A Common Stock under the Repurchase Program.

Off-Balance Sheet Arrangements
As of June 30, 2026, there were no off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to various market risks, including the effects of adverse changes in commodity prices and credit risk as described below. The Company continually monitors its market risk exposure, including the impact of regional and international political instability, foreign and domestic trade policies under the Trump Administration and monetary policy addressing the interest rate and inflation trend, which continued to have significant impact on volatility and uncertainties in the financial markets during 2026.
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
Interest Rate Risk
As of June 30, 2026, the Company had $1.90 billion of floating rate debt outstanding. A hypothetical 1.0% change in interest rates would result in a maximum potential change to annual interest expense of approximately $19.0 million for the Revolving Credit Agreement, the Term Loan Credit Agreement and the Amended A/R Facility. Refer to Note 12—Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional discussion regarding our related hedging strategies and objectives.
Credit Risk
There have been no material changes in the Company’s credit risk exposure that would affect the quantitative or qualitative disclosures presented as of December 31, 2025, in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Commission on February 26, 2026.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of June 30, 2026, pursuant to Rule 13a-15(b) of the Exchange Act, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting and Administrative Officer, who serves as the principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Accounting and Administrative Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of June 30, 2026.
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
Change in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchase of Class A Common Stock
During the three months ended June 30, 2026, the Company did not repurchase any of its Class A Common Stock under the Repurchase Program.

ITEM 5. OTHER INFORMATION
Trading Arrangements
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

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
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Equity and Noncontrolling Interests and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

KINETIK HOLDINGS INC.

Dated:	August 6, 2026	/s/ Jamie Welch
Jamie Welch
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated:	August 6, 2026	/s/ Steven Stellato
Steven Stellato
Executive Vice President, Chief Accounting and Chief Administrative Officer
(Principal Financial Officer and Principal Accounting Officer)