Form 10-Q
period 2026-09-30
Kinetik Holdings Inc.
filed 2026-11-05
CIK 1692787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s Class A Common Stock, par value $0.0001 per share issued and outstanding as of October 30, 2026	82,464,974
Number of shares of registrant’s Class C Common Stock, par value $0.0001 per share issued and outstanding as of October 30, 2026	79,936,866

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
•Delaware Basin. Located on the western section of the Permian Basin. The Delaware Basin covers a 6.4-million-acre area
•Durango. Durango Permian LLC and its wholly owned subsidiaries
•Durango Acquisition. The Partnership’s acquisition of all the membership interests of Durango from Durango Seller pursuant to the Durango MIPA, which closed on June 24, 2024, for an adjusted purchase price of approximately $785.7 million
•Durango MIPA. The Membership Interest Purchase Agreement, dated May 9, 2024, by and among the Company, the Partnership and Durango Seller
•Durango Seller. Durango Midstream LLC, an affiliate of Morgan Stanley Equity Partners
•EBITDA. Earnings before interest, taxes, depreciation, and amortization
•EMI or EMIs. Equity Method Investment(s)
•EPIC. Epic Crude Holdings, LP, a Delaware limited partnership
•FASB. Financial Accounting Standards Board
•FOMC. Federal Open Market Committee
•GAAP. United States Generally Accepted Accounting Principles
•Kings Landing Project. The Kings Landing gas processing complex in Eddy County, New Mexico, which was placed into service in September 2025.
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
•Shin Oak. Shin Oak NGL Pipeline
•SOFR. Secured Overnight Financing Rate

FORWARD-LOOKING STATEMENTS AND RISKS
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this Quarterly Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “might,” “outlook,” “possibly,” “potential,” “prospect,” “should,” “would,” or similar terminology, but the absence of these words does not mean that a statement is not forward-looking. Although we believe that the expectations reflected in such forward-looking statements are reasonable under the circumstances, we can give no assurance that such expectations will prove to have been correct.
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
•general economic and political conditions, including prevailing interest rates, inflationary conditions, global geopolitical conflicts and
•other factors disclosed in “Part I, Item 1A. — Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 26, 2026.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands, except per share data)
Operating revenues:
Service revenue	$116,576	$103,338	$297,239	$343,918
Product revenue	447,923	357,608	1,250,956	981,703
Other revenue	4,902	3,023	12,622	8,349
Total operating revenues	569,401	463,969	1,560,817	1,333,970
Operating costs and expenses:
Cost of sales (excluding depreciation and amortization expenses)(1) (2)	300,330	235,391	726,646	615,452
Operating expenses	71,634	76,137	213,857	207,785
Ad valorem taxes	7,524	7,099	24,692	20,449
General and administrative expenses	22,379	30,096	92,840	91,932
Depreciation and amortization expenses	103,803	95,409	308,967	281,845
(Gain) loss on disposal of assets, net	(7)	50	(62)	(15)
Total operating costs and expenses	505,663	444,182	1,366,940	1,217,448
Operating income	63,738	19,787	193,877	116,522
Other income (expense):
Interest and other income	195	303	659	3,820
Loss on debt extinguishment	—	—	—	(635)
Interest expense	(54,709)	(61,721)	(162,250)	(173,949)
Equity in earnings of unconsolidated affiliates	47,225	58,289	155,796	174,472
Total other income (expense), net	(7,289)	(3,129)	(5,795)	3,708
Income before income taxes	56,449	16,658	188,082	120,230
Income tax expense	5,527	1,109	19,172	11,003
Net income including noncontrolling interest	50,922	15,549	168,910	109,227
Net income attributable to Common Unit limited partners	28,834	10,284	98,950	74,187
Net income attributable to holders of Class A Common Stock	$22,088	$5,265	$69,960	$35,040

Net income attributable to holders of Class A Common Stock, per share
Basic	$0.26	$0.03	$0.88	$0.41
Diluted	$0.26	$0.03	$0.87	$0.41
Weighted-average shares
Basic	79,947	61,866	73,717	61,256
Diluted	81,008	62,428	74,896	62,120
(1)Cost of sales (excluding depreciation and amortization) is net of gas service revenues totaling $101.1 million and $88.3 million for the three months ended September 30, 2026 and 2025, respectively, and $314.0 million and $224.1 million for the nine months ended September 30, 2026 and 2025, respectively, for certain volumes where we function as principal.
(2)Includes amounts associated with related parties of $6.6 million and $6.6 million for the three months ended September 30, 2026 and 2025, respectively, and $22.0 million and $18.3 million for the nine months ended September 30, 2026 and 2025, respectively.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2026	2025

	(In thousands, except shares data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,024	$3,951
Accounts receivable, net of allowance for credit losses of $1,000 in 2026 and 2025	140,867	85,276
Accounts receivable pledged	225,000	165,200
Derivative assets	15,500	13,906
Prepaid and other current assets	40,415	33,703
	428,806	302,036
NONCURRENT ASSETS:
Property, plant and equipment, net	4,022,232	3,866,236
Intangible assets, net	465,451	553,230
Derivative assets	2,780	1,467
Operating lease right-of-use assets	41,634	71,147
Deferred tax assets	287,075	197,702
Deferred charges and other assets	83,621	89,991
Investments in unconsolidated affiliates	1,961,526	2,008,725
Goodwill	5,077	5,077
	6,869,396	6,793,575
Total assets	$7,298,202	$7,095,611
LIABILITIES, NONCONTROLLING INTEREST AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,514	$42,067
Accrued expenses	354,450	172,050
Derivative liabilities	22,712	5,506
Current portion of operating lease liabilities	28,884	43,614
Current debt obligations	225,000	165,200
Other current liabilities	23,709	12,064
	668,269	440,501
NONCURRENT LIABILITIES
Long-term debt, net	3,704,022	3,627,720
Contract liabilities	35,037	30,959
Operating lease liabilities	13,867	29,033
Derivative liabilities	2,278	—
Other liabilities	407	14,717
Deferred tax liabilities	22,469	22,299
	3,778,080	3,724,728
Total liabilities	4,446,349	4,165,229
COMMITMENTS AND CONTINGENCIES (Note 16)
Redeemable noncontrolling interest — Common Unit limited partners	4,207,024	3,495,762
EQUITY:
Class A Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 80,459,324 and 64,080,915 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	8	6
Class C Common Stock: $0.0001 par, 1,500,000,000 shares authorized, 81,936,866 and 97,557,604 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	8	10
Additional paid-in capital	367,639	240,725
Accumulated deficit	(1,722,826)	(806,121)
Total equity	(1,355,171)	(565,380)
Total liabilities, noncontrolling interest and equity	$7,298,202	$7,095,611
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2026	2025

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$168,910	$109,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	308,967	281,845
Amortization of deferred financing costs	5,889	5,892
Amortization of contract cost assets	6,058	5,054
Contingent liability fair value adjustment	—	5,700
Distributions from unconsolidated affiliates	203,426	205,204
Derivative settlements	(23,746)	626
Derivative fair value adjustments	40,323	(14,389)
Gain on disposal of assets, net	(62)	(15)
Equity in earnings of unconsolidated affiliates	(155,796)	(174,472)
Loss on debt extinguishment	—	635
Share-based compensation	39,074	44,577
Deferred income taxes	19,170	10,494
Changes in operating assets and liabilities:
Accounts and pledged receivable	(115,391)	(3,822)
Other assets	(7,835)	(16,057)
Accounts payable	(29,348)	(13,426)
Accrued liabilities	169,441	23,419
Other non-current liabilities	(14,310)	22,614
Operating leases	(383)	924
Net cash provided by operating activities	614,387	494,030
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment expenditures	(325,798)	(358,354)
Intangible asset expenditures	(21,973)	(30,879)
Investments in unconsolidated affiliates	(431)	(1,206)
Distributions from unconsolidated affiliates	—	2,853
Cash proceeds from disposal of assets	126	137
Net cash paid for acquisition	—	(175,481)
Net cash used in investing activities	(348,076)	(562,930)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under A/R Facility	83,900	88,200
Payments on A/R Facility	(24,100)	(49,800)
Proceeds from borrowings on long-term debt	—	1,400,000
Payments on long-term debt	—	(1,000,000)
Payments of debt issuance costs, net	(152)	(10,860)
Payments of debt discount, net	—	(1,200)
Proceeds from revolving line of credit	438,000	1,462,000
Payments on revolving line of credit	(366,000)	(1,269,000)
Cash dividends paid to Class A Common Stock shareholders	(176,404)	(143,521)
Distributions paid to Class C Common Unit limited partners	(218,482)	(230,234)
Repurchases of Class A Common Stock	—	(172,554)
Net cash (used in) provided by financing activities	(263,238)	73,031
Net change in cash	3,073	4,131
CASH, BEGINNING OF PERIOD	3,951	3,606
CASH, END OF PERIOD	$7,024	$7,737

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2026	2025

	(In thousands)

SUPPLEMENTAL SCHEDULE OF INVESTING AND FINANCING ACTIVITIES
Cash paid for interest, net of amounts capitalized	$125,786	$128,154
Cash paid for income taxes, net	$—	$3,643
Property and equipment and intangible accruals in accounts payable and accrued liabilities	$61,411	$44,977
Right-of-use assets obtained in exchange for lease liabilities	$2,587	$34,735
Class A Common Stock issued through dividend and distribution reinvestment plan	$1,602	$1,137

Fair value of assets acquired in business combinations	$—	$191,133
Cash consideration paid	—	175,481
Liabilities assumed	$—	$15,652

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(UNAUDITED)

	Redeemable Noncontrolling Interest — Common Unit Limited Partners	Class A Common Stock		Class C Common Stock				Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Equity
						Deferred Consideration
		Shares	Amount	Shares	Amount	Shares	Amount

	(In thousands)
For the Three Months Ended September 30, 2025
Balance at June 30, 2025	$4,376,104	63,545	$6	92,777	$9	7,680	$1	$288,295	$(1,781,415)	$(72,554)	$(1,565,658)
Issuance of deferred consideration for Durango Acquisition	—	—	—	7,680	1	(7,680)	(1)	—	—	—	$—
Redemption of Common Units	(127,895)	2,900	—	(2,900)	—	—	—	127,895	—	—	$127,895
Issuance of common stock through dividend and distribution reinvestment plan	—	9	—	—	—	—	—	413	—	—	413
Repurchase of Class A Common Stock	—	(2,372)	—	—	—	—	—	—	—	(100,000)	(100,000)
Retirement of treasury stock	—	—	—	—	—	—	—	—	(172,554)	172,554	—
Share-based compensation	—	24	—	—	—	—	—	14,229	—	—	14,229
Net income	10,284	—	—	—	—	—	—	—	5,265	—	5,265
Change in redemption value of noncontrolling interests	220,746	—	—	—	—	—	—	(220,746)	—	—	(220,746)
Recognition of deferred tax asset	—	—	—	—	—	—	—	11,893	—	—	11,893
Distributions paid to Common Unit limited partners	(78,357)	—	—	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($0.78 per share)	—	—	—	—	—	—	—	—	(48,977)	—	(48,977)
Balance at September 30, 2025	$4,400,882	64,106	$6	97,557	$10	—	$—	$221,979	$(1,997,681)	$—	$(1,775,686)

For the Three Months Ended September 30, 2026
Balance at June 30, 2026	$4,097,184	78,938	$8	83,437	$8	—	$—	$494,989	$(1,680,147)	$—	$(1,185,142)
Redemption of Common Units	(74,886)	1,500	—	(1,500)	—	—	—	74,886	—	—	74,886
Issuance of common stock through dividend and distribution reinvestment plan	—	9	—	—	—	—	—	515	—	—	515
Share-based compensation	—	12	—	—	—	—	—	9,346	—	—	9,346
Net income	28,834	—	—	—	—	—	—	—	22,088	—	22,088
Change in redemption value of noncontrolling interest	223,476	—	—	—	—	—	—	(223,476)	—	—	(223,476)
Recognition of deferred tax asset	—	—	—	—	—	—	—	11,379	—	—	11,379
Distributions paid to Common Unit limited partners	(67,584)	—	—	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($0.81 per share)	—	—	—	—	—	—	—	—	(64,767)	—	(64,767)
Balance at September 30, 2026	$4,207,024	80,459	$8	81,937	$8	—	$—	$367,639	$(1,722,826)	$—	$(1,355,171)

KINETIK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(UNAUDITED)

	Redeemable Noncontrolling Interest — Common Unit Limited Partners	Class A Common Stock		Class C Common Stock				Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Equity
						Deferred Consideration
		Shares	Amount	Shares	Amount	Shares	Amount

	(In thousands)
For the Nine Months Ended September 30, 2025
Balance at December 31, 2024	$5,955,662	59,930	$6	97,783	$9	7,680	$1	$—	$(2,976,612)	$—	$(2,976,596)
Issuance of deferred consideration for Durango Acquisition	—	—	—	7,680	1	(7,680)	(1)	—	—	—	$—
Redemption of Common Units	(358,376)	7,906	—	(7,906)	—	—	—	358,376	—	—	$358,376
Issuance of common stock through dividend and distribution reinvestment plan	—	22	—	—	—	—	—	1,137	—	—	1,137
Repurchase of Class A Common Stock	—	(4,025)	—	—	—	—	—	—	—	(172,554)	(172,554)
Retirement of treasury stock	—	—	—	—	—	—	—	—	(172,554)	172,554	—
Share-based compensation	—	273	—	—	—	—	—	44,577	—	—	44,577
Net income	74,187	—	—	—	—	—	—	—	35,040	—	35,040
Change in redemption value of noncontrolling interest	(1,040,339)	—	—	—	—	—	—	(220,746)	1,261,085	—	1,040,339
Recognition of deferred tax asset	—	—	—	—	—	—	—	38,635	—	—	38,635
Distributions paid to Common Unit limited partners	(230,252)	—	—	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($2.34 per share)	—	—	—	—	—	—	—	—	(144,640)	—	(144,640)
Balance at September 30, 2025	$4,400,882	64,106	$6	97,557	$10	—	$—	$221,979	$(1,997,681)	$—	$(1,775,686)

For the Nine Months Ended September 30, 2026
Balance at December 31, 2025	$3,495,762	64,081	$6	97,558	$10	—	$—	$240,725	$(806,121)	$—	$(565,380)
Redemption of Common Units	(740,181)	15,621	2	(15,621)	(2)	—	—	740,181	—	—	740,181
Issuance of common stock through dividend and distribution reinvestment plan	—	31	—	—	—	—	—	1,602	—	—	1,602
Share-based compensation	—	726	—	—	—	—	—	39,074	—	—	39,074
Net income	98,950	—	—	—	—	—	—	—	69,960	—	69,960
Change in redemption value of noncontrolling interest	1,570,993	—	—	—	—	—	—	(762,316)	(808,677)	—	(1,570,993)
Recognition of deferred tax asset	—	—	—	—	—	—	—	108,373	—	—	108,373
Distributions paid to Common Unit limited partners	(218,500)	—	—	—	—	—	—	—	—	—	—
Dividends on Class A Common Stock ($2.43 per share)	—	—	—	—	—	—	—	—	(177,988)	—	(177,988)
Balance at September 30, 2026	$4,207,024	80,459	$8	81,937	$8	—	$—	$367,639	$(1,722,826)	$—	$(1,355,171)

KINETIK HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These Condensed Consolidated Financial Statements have been prepared by Kinetik Holdings Inc. (the “Company”), without audit, pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods, on a basis consistent with the annual audited financial statements, with the exception of recently adopted accounting pronouncements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report should be read along with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2026.

1.    THE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
The Company is a holding company, whose only significant assets are ownership of the non-economic general partner interest and an approximate 50% limited partner interest in Kinetik Holdings LP, a Delaware limited partnership (the “Partnership”). As the owner of the non-economic general partner interest in the Partnership, the Company is responsible for all operational, management and administrative decisions related to, and consolidates the results of, the Partnership and its subsidiaries.
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
Significant Accounting Policies
The accounting policies that we follow are set forth in Note 2—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025. There were no significant updates or revisions to our accounting policies during the three and nine months ended September 30, 2026.
Transactions with related parties
The Company incurs cost of sales with two of its EMI pipeline entities, PHP and Breviloba. The Company pays a demand fee to PHP and pays a capacity fee to Breviloba for certain volumes moving on Shin Oak. For the three and nine months ended September 30, 2026, the Company recorded cost of sales of $6.6 million and $22.0 million, respectively, with these affiliates. For the three and nine months ended September 30, 2025, the Company recorded cost of sales of $6.6 million and $18.3 million, respectively, with these affiliates.
Recently issued accounting pronouncements not yet adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses (“ASU 2024-03”). In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures - Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 and ASU 2025-01 require a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. All public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the effect that ASU 2024-03 and ASU 2025-01 will have on the disclosures within its Consolidated Financial Statements, including evaluation of disclosure requirements and identification of the expense categories and underlying data that will be necessary to comply with the new guidance.
In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements (“ASU 2025‑11”), which clarifies and reorganizes the guidance in Topic 270 to improve navigability of the guidance and ensure consistent application of interim reporting requirements. ASU 2025‑11 is effective for public business entities for interim periods within annual periods beginning after December 15, 2027. Entities may apply the amendments prospectively or retrospectively. The Company is currently evaluating the effect that ASU 2025‑11 will have on future interim reporting disclosures.

In December 2025, the FASB issued ASU 2025‑12, Codification Improvements (“ASU 2025-12”), as part of its ongoing project to address technical corrections, clarify guidance, and improve the usability of the ASC. ASU 2025‑12 is effective for all entities for annual periods beginning after December 15, 2026, including interim periods within those annual periods, with adoption applied prospectively. The Company is currently evaluating the effect of ASU 2025-12 on the Consolidated Financial Statements, including identifying potential provisions within the guidance that could be applicable to the Company and evaluating the related disclosure and reporting requirements. The Company expects to adopt the amendments when they become effective.

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
Barilla Draw Acquisition
In the first quarter of 2025, the Company completed a bolt-on acquisition with Permian Resources Corporation to acquire all issued and outstanding membership interests of its wholly owned subsidiaries, Permian Gathering and Barilla Draw (the “Barilla Draw Acquisition”) for $175.5 million of cash consideration. Assets acquired consisted of natural gas and crude gathering pipelines and compression equipment of $165.0 million, intangible right-of-way assets of $10.5 million and operating lease right of use assets of $15.7 million. The acquired net assets were included in the Midstream Logistics segment. This transaction was accounted for as a business combination in accordance with ASC 805 Business Combinations.

3.    REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents a disaggregation of the Company’s revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Gathering and processing services	$116,576	$103,338	$297,239	$343,918
Natural gas, NGLs and condensate sales	447,923	357,608	1,250,956	981,703
Other revenue	4,902	3,023	12,622	8,349
Total revenues	$569,401	$463,969	$1,560,817	$1,333,970
There have been no significant changes to the Company’s contracts with customers during the three and nine months ended September 30, 2026. The Company recognized $0.3 million and $4.6 million in revenues from MVC deficiency payments for the three and nine months ended September 30, 2026, respectively, and $0.2 million and $1.0 million for the three and nine months ended September 30, 2025, respectively.

Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that have not yet been recognized, representing our contractually committed revenues as of September 30, 2026:

Amount

Fiscal Year	(In thousands)
Remaining 2026	$2,108
2027	52,083
2028	78,753
2029	78,601
2030	93,987
Thereafter	113,267
$418,799
Our contractually committed revenue, for the purposes of the table above, is limited to customer contracts that have fixed pricing and fixed volume terms and conditions, including contracts with payment obligations associated with MVCs.
Contract Liabilities
The following table provides information about contract liabilities from contracts with customers as of September 30, 2026:

Amount

(In thousands)
Balance at December 31, 2025	$36,632
Reclassification of beginning contract liabilities to revenue as a result of performance obligations being satisfied	(7,555)
Cash received in advance and not recognized as revenue	12,029
Balance at September 30, 2026	41,106
Less: Current portion	6,069
Non-current portion	$35,037
Contract liabilities relate to payments received in advance of satisfying performance obligations under a contract, which result from contribution in aid of construction payments. Current and noncurrent contract liabilities are included in “Other Current Liabilities” and “Contract Liabilities,” respectively, in the Condensed Consolidated Balance Sheets.
Contract Cost Assets
The Company has capitalized certain costs incurred to obtain a contract or additional contract dedicated acreage or volumes that would not have been incurred if the contract or associated acreage and volumes had not been obtained. As of September 30, 2026 and December 31, 2025, the Company had contract cost assets of $64.5 million and $61.6 million, respectively. Current and noncurrent contract cost assets are included in “Prepaid and Other Current Assets” and “Deferred Charges and Other Assets,” respectively, in the Condensed Consolidated Balance Sheets. The Company amortizes these assets as cost of sales on a straight-line basis over the life of the associated long-term customer contract. The Company recognized cost of sales associated with these assets of $2.1 million and $1.7 million for the three months ended September 30, 2026 and 2025, respectively, and $6.1 million and $5.1 million for the nine months ended September 30, 2026 and 2025, respectively.

4.    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, at carrying value, is as follows:

	September 30,	December 31,
	2026	2025

	(In thousands)
Gathering, processing, and transmission systems and facilities	$4,950,977	$4,741,741
Vehicles	17,364	19,802
Computers and equipment	11,947	12,509
Less: accumulated depreciation	(1,236,385)	(1,048,589)
Total depreciable assets, net	3,743,903	3,725,463
Construction in progress	218,964	105,219
Land	59,365	35,554
Total property, plant, and equipment, net	$4,022,232	$3,866,236
The cost of property classified as “Construction in progress” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet available to be placed into productive service as of the respective reporting date. The Company recorded $67.3 million and $58.4 million of depreciation expense for the three months ended September 30, 2026 and 2025, respectively, and $199.4 million and $177.5 million for the nine months ended September 30, 2026 and 2025, respectively. There were no impairment triggering events for property, plant and equipment during the three and nine months ended September 30, 2026 and 2025.

5.    INTANGIBLE ASSETS, NET
Intangible assets, net, are comprised of the following:

	September 30, 2026			December 31, 2025
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer contracts	$1,242,292	$(916,918)	$325,374	$1,276,009	$(862,508)	$413,501
Right-of-way assets	245,569	(105,492)	140,077	238,876	(99,147)	139,729
Total	$1,487,861	$(1,022,410)	$465,451	$1,514,885	$(961,655)	$553,230
As of September 30, 2026, the remaining customer contract amortization terms range from two months to fifteen years with weighted average amortization periods of approximately seven years and the right-of-way assets remaining amortization terms range from ten months to thirteen years with weighted average amortization periods of approximately six years. The overall remaining weighted average amortization period for the intangible assets as of September 30, 2026 was approximately seven years.
The Company recorded $36.5 million and $37.0 million of amortization expenses for the three months ended September 30, 2026 and 2025, respectively, and $109.6 million and $104.3 million for the nine months ended September 30, 2026 and 2025, respectively. There was no impairment recognized on intangible assets for the three and nine months ended September 30, 2026 and 2025.

6.    EQUITY METHOD INVESTMENTS
As of September 30, 2026, the Company owned investments in the following long-haul pipeline entities in the Permian Basin. These investments were accounted for using the equity method of accounting. For each EMI pipeline entity, the Company has the ability to exercise significant influence based on certain governance provisions and its participation in the significant activities and decisions that impact the management and economic performance of the EMI pipeline.

The table below presents the ownership percentages and investment balances held by the Company for each entity:

		September 30,	December 31,
	Ownership	2026	2025

		(In thousands)
PHP	55.5%	$1,557,501	$1,591,384
Breviloba	33.0%	404,025	417,341
		$1,961,526	$2,008,725
The unamortized basis differences included in the EMI pipeline balances were $187.8 million and $193.6 million as of September 30, 2026 and December 31, 2025, respectively. These amounts represent differences in the Company’s contributions to date and the Company’s underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized basis differences are amortized on a straight-line basis into equity in earnings of unconsolidated affiliates over the useful lives of the underlying pipeline assets. In addition, there was capitalized interest of $22.4 million and $23.0 million as of September 30, 2026 and December 31, 2025, respectively. Capitalized interest is amortized on a straight-line basis into equity in earnings of unconsolidated affiliates.
The following table presents the activity in the Company’s EMIs for the nine months ended September 30, 2026:

	Permian Highway Pipeline LLC	Breviloba, LLC	Total

	(In thousands)
Balance at December 31, 2025	$1,591,384	$417,341	$2,008,725
Contributions and acquisitions	431	—	431
Distributions(1)	(171,974)	(31,452)	(203,426)
Equity income, net(2)	137,660	18,136	155,796
Balance at September 30, 2026	$1,557,501	$404,025	$1,961,526
(1)Distributions consisted of a return on investment of $203.4 million, which was included in cash flows from operating activities.
(2)For the nine months ended September 30, 2026, equity income was net of amortization of basis differences and capitalized interest, which represents undistributed earnings, of $5.9 million from PHP and $0.5 million from Breviloba.
Summarized Financial Information
The following table represents selected financial information for the Company’s ongoing EMI pipelines (on a 100 percent basis) for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
	2026		2025
	Permian Highway Pipeline LLC	Breviloba, LLC	Permian Highway Pipeline LLC	Breviloba, LLC

	(In thousands)
Revenues	$126,223	$44,367	$130,660	$56,527
Operating income	77,298	21,404	84,656	29,565
Net income	77,196	21,530	84,518	30,277

	Nine Months Ended September 30,
	2026		2025
	Permian Highway Pipeline LLC	Breviloba, LLC	Permian Highway Pipeline LLC	Breviloba, LLC

	(In thousands)
Revenues	$393,346	$125,339	$387,728	$171,432
Operating income	255,013	60,890	250,474	88,662
Net income	254,679	60,957	250,237	89,562

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
Under the Amended A/R Facility, the Company is subject to pay a yield to the purchasers equal to the highest of (i) the overnight bank funding rate, plus 0.50%, (ii) the prime rate, and (iii) daily simple SOFR, plus 1.00%, and a drawn fee of 0.85%. The Company also pays a fee of 0.40% on the undrawn committed amount of the Amended A/R Facility. Yield and fees payable by the Company under the Amended A/R Facility are due monthly. As of September 30, 2026, the full amount available under the Amended A/R Facility had been drawn and eligible accounts receivable of $225.0 million were pledged to the Amended A/R Facility as collateral.
Revolving Credit Agreement
On May 30, 2025, the Partnership entered into a new revolving credit agreement (the “Revolving Credit Agreement”) among PNC Bank, National Association, as administrative agent (“PNC Bank”), and the banks and other financial institutions party thereto, as lenders. The Revolving Credit Agreement provides for a $1.60 billion senior unsecured revolving credit facility, which includes a $200.0 million sublimit for the issuance of letters of credit, and a $300.0 million sublimit for swingline loans, and matures on May 30, 2030. The obligations under the Revolving Credit Agreement are guaranteed by the Company. The aggregate fees and expenses paid directly to lenders and third parties in connection with the Revolving Credit Agreement were capitalized as debt issuance costs, included in “Prepaid and other current assets” and “Deferred charges and other assets” on the Condensed Consolidated Balance Sheets, and were amortized over the term of the revolving credit facility to interest expense using the straight-line method. As of September 30, 2026, there were unamortized debt issuance costs of $7.0 million. As of September 30, 2026, we had an outstanding borrowing of $525.0 million and letters of credit obligations of $12.6 million, and remaining borrowing capacity of $1.06 billion.
The following table summarizes the Company’s debt obligations as of September 30, 2026 and December 31, 2025:

		September 30,	December 31,
	Maturity	2026	2025

		(In thousands)
A/R Facility(1)	March 30, 2027	$225,000	$165,200
Total current debt obligations		$225,000	$165,200

Unsecured term loan(2)	May 30, 2028	$1,150,000	$1,150,000
5.875% senior unsecured notes due 2030 (“2030 Notes”)	June 15, 2030	1,000,000	1,000,000
6.625% senior unsecured notes due 2028 (“2028 Notes”)	December 15, 2028	1,050,000	1,050,000
Revolving line of credit(3)	May 30, 2030	525,000	453,000
Total long-term debt		3,725,000	3,653,000
Unamortized debt issuance costs, net(4)		(20,094)	(24,374)
Unamortized debt premiums and discounts, net(5)		(884)	(906)
Total long-term debt, net		$3,704,022	$3,627,720
(1)The effective interest rate was 4.77% and 4.65% as of September 30, 2026 and December 31, 2025, respectively.
(2)The effective interest rate of the Term Loan Credit Agreement was 5.63% and 5.44% as of September 30, 2026 and December 31, 2025, respectively.
(3)The weighted average effective interest rate of the Revolving Credit Agreement was 5.63% and 5.44% as of September 30, 2026 and December 31, 2025, respectively.
(4)Fees paid directly to third parties were capitalized as debt issuance costs, included in the Condensed Consolidated Balance Sheets as direct deductions from respective loans and are amortized using the effective interest method. As of September 30, 2026, unamortized debt issuance costs consisted of $1.7 million to the unsecured term loan, $7.1 million to the 2028 Notes and $11.3 million to the 2030 Notes.

(5)The original debt premium, net of debt discount was included in the Condensed Consolidated Balance Sheets as an adjustment to the respective loans and amortized over the life of the loans using the effective interest method. As of September 30, 2026, there was an unamortized debt discount of $2.0 million to the unsecured term loan and debt premium, net, of $1.1 million to the 2028 Notes.
The table below presents the components of the Company’s financing costs, net of capitalized interest:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Capitalized interest	$(3,356)	$(4,449)	$(8,099)	$(12,308)
Debt issuance costs	1,976	1,908	5,889	5,892
Interest expense	56,089	64,262	164,460	180,365
Total financing costs, net of capitalized interest	$54,709	$61,721	$162,250	$173,949
Compliance with our Covenants
As of September 30, 2026, the Partnership was in compliance with all customary and financial covenants. Please refer to information regarding our customary and financial covenants included in Note 8—Debt and Financing Costs of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.
Fair Value of Financial Instruments
The fair value of the Company and its subsidiaries’ consolidated debt as of September 30, 2026 and December 31, 2025 was $3.95 billion and $3.88 billion, respectively. On September 30, 2026, the senior unsecured notes’ fair value was based on Level 1 inputs, the Term Loan Credit Agreement’s and Revolving Credit Agreement’s fair values were based on Level 3 inputs and the Amended A/R Facility’s fair value approximates its carrying value due to its short-term nature.

8.    ACCRUED EXPENSES
The following table provides the Company’s current accrued expenses on September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025

	(In thousands)
Accrued product purchases	$220,586	$118,240
Accrued taxes	24,498	5,106
Accrued salaries, vacation, and related benefits	5,522	3,540
Accrued capital expenditures	44,542	15,309
Accrued interest	39,718	6,681
Accrued other expenses	19,584	23,174
Total accrued expenses	$354,450	$172,050
Accrued product purchases primarily include the liabilities related to producer payments and any additional business-related miscellaneous fees we owe to third parties, such as transport or capacity fees as of September 30, 2026 and December 31, 2025.

9.    LEASES
Components of lease costs are included in the Condensed Consolidated Statements of Operations as “general and administrative expense” for real-estate leases and “operating expenses” for non-real-estate leases. Total operating lease costs were $11.7 million and $15.2 million for the three months ended September 30, 2026 and 2025, respectively, and $35.2 million and $40.3 million for the nine months ended September 30, 2026 and 2025, respectively. Short-term lease costs were $1.0 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively, and $3.8 million and $2.4 million for the nine months ended September 30, 2026 and 2025, respectively. Variable lease costs were immaterial for the three and nine months ended September 30, 2026 and 2025.

The following table presents other supplemental lease information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Operating cash flows from operating leases	$11,997	$14,819	$35,524	$39,534
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,587	$17,003	$2,587	$34,735
Weighted-average remaining lease term - operating leases (in years)	1.70	2.24	1.70	2.24
Weighted-average discount rate - operating leases	5.55%	6.10%	5.55%	6.10%

10.    EQUITY
Redeemable Noncontrolling Interest — Common Unit Limited Partners
The redemption option of the Common Unit is not legally detachable or separately exercisable from the instrument and is non-transferable; the Common Unit is redeemable at the option of the holder. Therefore, the Common Unit is accounted for as redeemable noncontrolling interest and classified as temporary equity on the Company’s Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2026, 15.6 million common units representing limited partner interests in the Partnership (“Common Units”) were redeemed on a one-for-one basis for shares of Class A Common Stock, par value $0.0001 per share of the Company (“Class A Common Stock” or “Class A Shares”) and a corresponding number of shares of Class C Common Stock, par value $0.0001 per share of the Company (“Class C Common Stock” or “Class C Shares”) were cancelled. There were 81.9 million Common Units and an equal number of Class C Common Stock issued and outstanding as of September 30, 2026. The Common Units fair value was approximately $4.21 billion as of September 30, 2026.
Common Stock
As of September 30, 2026, there were 80.5 million and 81.9 million shares, respectively, of Class A Common Stock and Class C Common Stock issued and outstanding (collectively, “Common Stock”).
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
During the three and nine months ended September 30, 2026, the Company did not repurchase any of its Class A Common Stock under the Repurchase Program.
Dividend
On July 31, 2026, the Company made cash dividend payments of $131.8 million to holders of Class A Common Stock and Common Units and $0.5 million was reinvested in shares of Class A Common Stock by Class A Common Stock and Common Units holders. For the nine months ended September 30, 2026, the Company made cash dividend payments of $394.9 million to holders of Class A Common Stock and Common Units and $1.6 million was reinvested in shares of Class A Common Stock.

11.    FAIR VALUE MEASUREMENTS
The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Level 1	Level 2	Level 3	Total

	(In thousands)
Commodity swaps	$—	$9,799	$—	$9,799
Interest rate derivatives	—	8,481	—	8,481
Total assets	$—	$18,280	$—	$18,280

Commodity swaps	$—	$24,990	$—	$24,990
Total liabilities	$—	$24,990	$—	$24,990

	December 31, 2025
	Level 1	Level 2	Level 3	Total

	(In thousands)
Commodity swaps	$—	$15,369	$—	$15,369
Interest rate derivatives	—	4	—	4
Total assets	$—	$15,373	$—	$15,373

Commodity swaps	$—	$5,371	$—	$5,371
Interest rate derivatives	—	135	—	135
Total liabilities	$—	$5,506	$—	$5,506
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
Long-term debt’s carrying value can vary from fair value. See Note 7—Debt and Financing Costs in the Notes to Condensed Consolidated Financial Statements for further information. The carrying amounts reported on the Condensed Consolidated Balance Sheets for the Company’s remaining financial assets and liabilities approximate fair value due to their short-term nature. There were no transfers among Levels 1, 2 or 3 of the fair value hierarchy during the three and nine months ended September 30, 2026 and 2025.

12.    DERIVATIVES AND HEDGING ACTIVITIES
The Company is exposed to certain risks arising from both its business operations and economic conditions, and it enters into certain derivative contracts to manage exposure to these risks. To minimize counterparty credit risk in derivative instruments, the Company enters into transactions with high credit-rating counterparties. The Company did not elect to apply hedge accounting to these derivative contracts and recorded the fair value of the derivatives on the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025.
Interest Rate Risk
The Company manages market risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its debt funding and by using derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from activities that result in the payment of known or uncertain future cash amounts, the value of which is determined by interest rates.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate in the contract.
As of September 30, 2026, the Company had seven interest rate swap contracts with a notional amount of $1.00 billion that pay a fixed rate ranging from 3.06% to 3.42%. Of the seven interest rate swap contracts, two will reach maturity on December 31, 2026 and the remaining five will reach maturity on December 31, 2027. The fair value or settlement value of the consolidated interest rate swaps outstanding is presented on a gross basis on the Condensed Consolidated Balance Sheets.
The following table presents the fair value of derivative assets and liabilities related to the interest rate swap contracts:

	September 30,	December 31,
	2026	2025

	(In thousands)
Derivative assets - current	$6,326	$4
Derivative assets - noncurrent	2,155	—
Total derivative assets	$8,481	$4

Derivative liabilities - current	$—	$135
Total derivative liabilities	$—	$135
The Company recorded cash settlements and changes in fair value of the interest rate swap contracts in “Interest expense” in the Condensed Consolidated Statements of Operations. The following table presents interest rate swap derivative activities for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Realized gain on interest rate swaps	$350	$750	$987	$406
Favorable (unfavorable) fair value adjustment	$3,140	$(29)	$9,599	$1,038
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
During the past twelve months, the Company entered into multiple commodity swap contracts based on the OPIS NGL Mont Belvieu prices for ethane, propane and butane, the Waha Basis index, the HSC index and the NYMEX West Texas Intermediate Crude index. These contracts are for various notional quantities of NGLs, natural gas and crude. Similarly, the Company has entered into various natural gas basis spread swaps. These contracts are effective over the next 1 to 27 months and are used to hedge against location price risk of the respective commodities resulting from supply and demand volatility and protect cash flows against price fluctuations.

The following table presents detailed information on commodity swaps outstanding as of September 30, 2026 (in thousands, except volumes):

	September 30, 2026
Commodity	Unit	Notional Volume	Net Fair Value
Natural Gas	MMBtus	10,773,000	$5,716
NGL	Gallons	129,720,437	(11,391)
Crude	Bbl	1,221,400	(12,540)
Natural Gas Basis Spread Swaps	MMBtus	7,050,000	3,024
			$(15,191)
The fair value or settlement value of the outstanding swaps are presented on a gross basis on the Condensed Consolidated Balance Sheets. The following table presents the fair value of derivative assets and liabilities related to commodity swaps:

	September 30,	December 31,
	2026	2025

	(In thousands)
Derivative assets - current	$9,174	$13,902
Derivative assets - noncurrent	625	1,467
Total derivative assets	$9,799	$15,369

Derivative liabilities - current	$22,712	$5,371
Derivative liabilities - noncurrent	2,278	—
Total derivative liabilities	$24,990	$5,371
The Company recorded cash settlements and fair value adjustments on commodity swap derivatives in “Product revenue” in the Condensed Consolidated Statements of Operations. The following table presents commodity swap derivatives activities for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Realized gain (loss) on commodity swaps	$3,166	$5,533	$(24,733)	$220
(Unfavorable) favorable fair value adjustment	$(24,634)	$(952)	$(49,922)	$13,351

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

Class A Shares and Class C Shares
The table below summarizes Class A Share and Class C Share activities for the nine months ended September 30, 2026:

	Number of Shares	Weighted Avg Grant-Date Fair Market Value Per Unit
Outstanding and unvested shares at December 31, 2025	3,040,628	$28.58
Vested(1)	2,883,020	31.18
Outstanding and unvested shares at September 30, 2026(2)	157,608	$—
(1)Represented vesting of 2,557,454 shares of Class A Shares and 325,566 shares of Class C Shares. All the vested shares were issued and outstanding and held in escrow upon the closing of the Altus Merger in 2022.
(2)Represented Class A Shares that were issued in connection with the closing of the Altus Merger in 2022, which had zero grant date fair value as the vesting of such shares was contingent upon the sale of the Company’s Class A Common Stock by a certain third party. The likelihood and timing of this event could not be reasonably estimated as of September 30, 2026. If there is no additional sale of the Company’s Class A Common Stock made by such certain third party, all outstanding unvested shares will vest on February 25, 2028.
The table below summarizes aggregate intrinsic value (market value at vesting date) and grant-date fair value of vested Class A Shares and Class C Shares for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Aggregate intrinsic value of vested Class A Shares and Class C Shares	$1,163	$—	$135,662	$134,139
Grant-date fair value of vested Class A Shares and Class C Shares	$693	$—	$89,878	$73,545
Restricted Stock Units
RSUs were granted to certain executives and employees under the Kinetik Holdings Inc. Amended and Restated 2019 Omnibus Compensation Plan (the “2019 Plan”) with various service vesting requirements. Such RSUs may be settled only for shares of Class A Common Stock on a one-for-one basis, contingent upon continued employment.
The table below summarizes RSU activities for the nine months ended September 30, 2026:

	Number of Shares	Weighted Avg Grant-Date Fair Market Value Per Unit
Outstanding and unvested shares at December 31, 2025	931,507	$40.98
Granted	1,159,446	46.24
Vested	739,150	38.95
Forfeited	46,130	44.48
Outstanding and unvested shares at September 30, 2026	1,305,673	$45.64
The table below summarizes aggregate intrinsic value (market value at vesting date) and grant-date fair value of RSUs for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Aggregate intrinsic value of vested RSUs	$483	$1,031	$29,623	$15,139
Grant-date fair value of vested RSUs	$449	$1,021	$28,804	$13,618
As of September 30, 2026, there were $36.1 million of unrecognized compensation costs related to the RSUs. These costs are expected to be recognized over a weighted average period of 1.72 years.

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
The table below summarizes PSU activities for the nine months ended September 30, 2026:

	Number of Shares	Weighted Avg Grant-Date Fair Market Value Per Unit
Outstanding and unvested shares at December 31, 2025	347,497	$41.41
Granted	171,756	56.27
Forfeited	9,324	45.85
Outstanding and unvested shares at September 30, 2026	509,929	$46.33
No vesting occurred for PSUs for the three and nine months ended September 30, 2026 and 2025.
The table below presents a summary of the grant-date fair value assumptions used to value the PSUs granted during 2026:

February 2026
Grant-date fair value per unit	$45.56
Beginning average price	$35.34
Risk-free interest rate	3.44%
Volatility factor	34%
Expected term	2.86 years
As of September 30, 2026, there were $11.0 million of unrecognized compensation costs related to the PSUs. These costs are expected to be recognized over a weighted average period of 1.85 years.
With respect to the above Class A Shares, Class C Shares, RSUs and PSUs, the Company recorded compensation expenses of $9.3 million and $14.2 million for the three months ended September 30, 2026 and 2025, respectively, and $39.1 million and $44.6 million for the nine months ended September 30, 2026 and 2025, respectively.

14.    INCOME TAXES
The Company is subject to U.S. federal income tax and state taxes. Income tax expense included in the Condensed Consolidated Financial Statements in this Quarterly Report is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2026	2025	2026	2025

	(In thousands)
Income before income taxes	$56,449	$16,658	$188,082	$120,230
Income tax expense	$5,527	$1,109	$19,172	$11,003
Effective tax rate	9.79%	6.66%	10.19%	9.15%
The effective tax rate for the three and nine months ended September 30, 2026 and 2025 was lower than the statutory rate mainly due to the impact of tax attributable to noncontrolling interest related to the Common Unit limited partners.

15.    NET INCOME PER SHARE
The computation of basic and diluted net income per share for the periods presented in the Condensed Consolidated Financial Statements is shown in the tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands, except per share amounts)
Net income attributable to holders of Class A Common Stock	$22,088	$5,265	$69,960	$35,040
Less: Net income available to participating unvested restricted Class A common shareholders(1)	(926)	(3,398)	(5,054)	(9,831)
Total net income attributable to holders of Class A Common Stock	$21,162	$1,867	$64,906	$25,209

Weighted average shares outstanding - basic	79,947	61,866	73,717	61,256
Dilutive effect of unvested Class A common shares(2)	1,061	562	1,179	864
Weighted average shares outstanding - diluted(3)	81,008	62,428	74,896	62,120

Net income available per common share - basic	$0.26	$0.03	$0.88	$0.41
Net income available per common share - diluted	$0.26	$0.03	$0.87	$0.41
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
The Company and certain of its affiliates are currently defending against two lawsuits brought by Energy Transfer GC NGL Product Services, LLC (“ET”) (formerly Lone Star NGL Product Services, LLC) individually and on behalf of certain of its affiliates, which allege breach of contract and related tort claims arising from two long-term NGL purchase agreements, and which seek remedies in the form of monetary damages, declaratory relief, and specific performance. The first lawsuit was filed in 2021, and the second was filed in 2025 to assert similar claims against additional subsidiaries of the Company. The lawsuits have been consolidated in the Texas Business Court. A bench trial was held in late March and April 2026, and the matter is currently pending before the court. As of September 30, 2026 and December 31, 2025, the Company has accrued immaterial reserves; however, we cannot predict with certainty how these matters may ultimately be resolved. In October 2026, the Company and ET reached a settlement agreement on the previously disclosed dispute regarding the expiration date of an NGL purchase agreement. Pursuant to the Settlement, the parties agreed and confirmed that the last day of the term of the ECMV NGL purchase agreement is December 31, 2026.
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
In connection with the Durango Acquisition, the Company became potentially subject to civil penalties related to excess emission violations of certain gas plants and compressor stations acquired. Based on information currently available and management’s judgment with respect to the nature, timing and probable resolution of this matter, the Company estimated an environmental matter-related liability of $11.8 million and $14.0 million as of September 30, 2026 and December 31, 2025, respectively. This liability was classified as a current liability and included in “Other current liabilities” in the Condensed Consolidated Balance Sheets as of September 30, 2026 as the Company expects the matter to be settled within the next 12 months.
Contingent Liabilities
Durango Acquisition
On June 24, 2024, the Company consummated the previously announced Durango Acquisition. Pursuant to the Durango MIPA, Durango Seller was entitled to an earn-out of up to $75.0 million in cash contingent upon the completion of the Kings Landing Project and its placement into service. The earn-out was subject to reduction based on actual capital costs associated with the Kings Landing Project. The Company determined the earn-out consideration to be classified as a liability based on the settlement provision. In the fourth quarter of 2025, the Company paid $9.9 million to settle the contingent liability, which amount, in accordance with the MIPA, is subject to review by the Durango Seller, and may be subject to adjustment. No adjustment related to the settlement amount was made during the three and nine months ended September 30, 2026.
Permian Gas Acquisition
As part of the acquisition of Permian Gas on June 11, 2019, consideration included a contingent liability arrangement with PDC Permian, Inc. (“PDC”). The arrangement requires additional monies to be paid by the Company to PDC on a per Mcf basis if the actual annual Mcf volume amounts exceed forecasted annual Mcf volume amounts starting in 2020 and continuing through 2029. PDC’s actual annual Mcf volume did not exceed the incentive forecast volume during the past six years and is not expected to do so over the next four years; so, no contingent consideration liability is accrued as of September 30, 2026 and December 31, 2025.

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
•Pipeline Transportation: The Pipeline Transportation segment consists of equity method investments in two Permian Basin pipelines that access various points along the U.S. Gulf Coast and Mexican markets, Kinetik NGL Pipeline System and Delaware Link Pipeline assets. The current operating pipelines transport natural gas and NGLs.

Our CODM uses segment net income or loss including noncontrolling interest adjusted for interest, taxes, depreciation and amortization, gain or loss on disposal of assets and debt extinguishment, the proportionate EBITDA from our EMI pipelines, equity income recorded using the equity method, share-based compensation expense, noncash increases and decreases related to commodity hedging activities, integration and transaction costs and extraordinary losses and unusual or nonrecurring charges (“Segment Adjusted EBITDA”) to assess performance of each operating segment. For both segments, the CODM uses Segment Adjusted EBITDA to allocate resources. The CODM considers budget-to-actual and forecast-to-actual variances on a monthly basis for both measures when making decisions about allocating capital and personnel to the segments.
The Midstream Logistics segment accounts for more than 99% of the Company’s operating revenues, cost of sales (excluding depreciation and amortization), operating expenses and ad valorem expenses. The Pipeline Transportation segment contains all of the Company’s equity method investments, which contribute more than 88% of the segment’s adjusted EBITDA. Corporate and Other activities contain the Company’s executive and administrative functions, including more than 82% of the Company’s general and administrative expenses and all of the Company’s debt service costs.
The Company regularly provides management reports to the CODM that include cost of sales, operating, general and administrative expenses related to the segments, which are all considered to be significant.
The following tables present the Segment Adjusted EBITDA of the Company’s reportable segments and reconciliations of the segment profits to consolidated income before income tax expenses for the three months ended September 30, 2026 and 2025:

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Elimination	Consolidated

For the three months ended September 30, 2026	(In thousands)
Revenue	$561,866	$2,633	$—	$—	$564,499
Other revenue	2,643	2,259	—	—	4,902
Intersegment revenue(2)	—	6,706	—	(6,706)	—
Total segment operating revenue	564,509	11,598	—	(6,706)	569,401
Cost of sales (excluding depreciation and amortization)	(300,536)	206	—	—	(300,330)
Intersegment cost of sales	(6,706)	—	—	6,706	—
Operating expenses(3)	(78,443)	(715)	—	—	(79,158)
General and administrative expenses	(5,847)	(201)	(16,331)	—	(22,379)
Proportionate EMI EBITDA	—	67,623	—	—	67,623
Other segment items(4)	30,594	—	12,393	—	42,987
Segment Adjusted EBITDA(5)	$203,571	$78,511	$(3,938)	$—	$278,144

Reconciliation of Segment Adjusted EBITDA to income (loss) before income taxes
Segment Adjusted EBITDA(5)	$203,571	$78,511	$(3,938)	$—	$278,144
Add back:
Other interest income	—	—	195	—	195
Gain on disposal of assets, net	7	—	—	—	7
Equity in earnings of unconsolidated affiliates	—	47,225	—	—	47,225
Deduct:
Interest expense	—	—	54,709	—	54,709
Depreciation and amortization expenses	101,460	2,337	6	—	103,803
Amortization of contract cost assets	2,054	—	—	—	2,054
Proportionate EMI EBITDA	—	67,623	—	—	67,623
Share-based compensation	—	—	9,346	—	9,346
Commodity hedging unrealized loss	27,800	—	—	—	27,800
Litigation costs	—	—	2,959	—	2,959
Other one-time costs or amortization	740	—	88	—	828
Income (loss) before income taxes	$71,524	$55,776	$(70,851)	$—	$56,449

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Elimination	Consolidated

For the three months ended September 30, 2025	(In thousands)
Revenue	$458,621	$2,325	$—	$—	$460,946
Other revenue	3,021	2	—	—	3,023
Intersegment revenue(2)	—	5,793	—	(5,793)	—
Total segment operating revenue	461,642	8,120	—	(5,793)	463,969
Cost of sales (excluding depreciation and amortization)	(236,001)	610	—	—	(235,391)
Intersegment cost of sales	(5,793)	—	—	5,793	—
Operating expenses(3)	(82,486)	(750)	—	—	(83,236)
General and administrative expenses	(6,610)	(241)	(23,245)	—	(30,096)
Proportionate EMI EBITDA	—	87,715	—	—	87,715
Other segment items(4)	20,606	—	19,067	—	39,673
Segment Adjusted EBITDA(5)	$151,358	$95,454	$(4,178)	$—	$242,634

Reconciliation of Segment Adjusted EBITDA to income (loss) before income taxes
Segment Adjusted EBITDA(5)	$151,358	$95,454	$(4,178)	$—	$242,634
Add back:
Other interest income	—	—	166	—	166
Equity in earnings of unconsolidated affiliates	—	58,289	—	—	58,289
Deduct:
Interest expense	37	—	61,684	—	61,721
Depreciation and amortization expenses	93,095	2,308	6	—	95,409
Amortization of contract cost assets	1,744	—	—	—	1,744
Proportionate EMI EBITDA	—	87,715	—	—	87,715
Share-based compensation	—	—	14,229	—	14,229
Loss on disposal of assets	50	—	—	—	50
Commodity hedging unrealized loss	6,485	—	—	—	6,485
Contingent liability fair value adjustment	5,700	—	—	—	5,700
Integration costs	6,552	—	98	—	6,650
Acquisition/divestiture transaction costs	—	—	812	—	812
Litigation costs	—	—	3,746	—	3,746
Other one-time costs or amortization	(12)	—	182	—	170
Income (loss) before income taxes	$37,707	$63,720	$(84,769)	$—	$16,658

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Elimination	Consolidated

For the nine months ended September 30, 2026	(In thousands)
Revenue	$1,541,185	$7,010	$—	$—	$1,548,195
Other revenue	10,342	2,280	—	—	12,622
Intersegment revenue(2)	—	20,086	—	(20,086)	—
Total segment operating revenue	1,551,527	29,376	—	(20,086)	1,560,817
Cost of sales (excluding depreciation and amortization)	(727,210)	564	—	—	(726,646)
Intersegment cost of sales	(20,086)	—	—	20,086	—
Operating expenses(3)	(236,257)	(2,292)	—	—	(238,549)
General and administrative expenses	(15,865)	(691)	(76,284)	—	(92,840)
Proportionate EMI EBITDA	—	212,530	—	—	212,530
Other segment items(4)	35,150	—	59,666	—	94,816
Segment Adjusted EBITDA(5)	$587,259	$239,487	$(16,618)	$—	$810,128

Reconciliation of Segment Adjusted EBITDA to income (loss) before income taxes
Segment Adjusted EBITDA(5)	$587,259	$239,487	$(16,618)	$—	$810,128
Add back:
Other interest income	—	—	659	—	659
Gain on disposal of assets, net	62	—	—	—	62
Equity in earnings of unconsolidated affiliates	—	155,796	—	—	155,796
Deduct:
Interest expense	103	—	162,147	—	162,250
Depreciation and amortization expenses	301,953	6,997	17	—	308,967
Amortization of contract cost assets	6,058	—	—	—	6,058
Proportionate EMI EBITDA	—	212,530	—	—	212,530
Share-based compensation	—	—	39,074	—	39,074
Commodity hedging unrealized loss	25,189	—	—	—	25,189
Integration costs	—	—	368	—	368
Litigation costs	—	—	19,947	—	19,947
Other one-time costs or amortization	3,903	—	277	—	4,180
Income (loss) before income taxes	$250,115	$175,756	$(237,789)	$—	$188,082

	Midstream Logistics	Pipeline Transportation	Corporate and Other(1)	Elimination	Consolidated

For the nine months ended September 30, 2025	(In thousands)
Revenue	$1,318,459	$7,162	$—	$—	$1,325,621
Other revenue	8,343	6	—	—	8,349
Intersegment revenue(2)	—	18,271	—	(18,271)	—
Total segment operating revenue	1,326,802	25,439	—	(18,271)	1,333,970
Cost of sales (excluding depreciation and amortization)	(615,624)	172	—	—	(615,452)
Intersegment cost of sales	(18,271)	—	—	18,271	—
Operating expenses(3)	(226,283)	(1,951)	—	—	(228,234)
General and administrative expenses	(18,731)	(901)	(72,300)	—	(91,932)
Proportionate EMI EBITDA	—	263,345	—	—	263,345
Other segment items(4)	14,870	—	59,017	—	73,887
Segment Adjusted EBITDA(5)	$462,763	$286,104	$(13,283)	$—	$735,584

Reconciliation of Segment Adjusted EBITDA to income (loss) before income taxes
Segment Adjusted EBITDA(5)	$462,763	$286,104	$(13,283)	$—	$735,584
Add back:
Other interest income	—	—	1,274	—	1,274
Commodity hedging unrealized gain	13,131	—	—	—	13,131
Gain on disposal of assets, net	15	—	—	—	15
Equity in earnings of unconsolidated affiliates	—	174,472	—	—	174,472
Deduct:
Interest expense	97	—	173,852	—	173,949
Depreciation and amortization expenses	274,903	6,924	18	—	281,845
Amortization of contract cost assets	5,054	—	—	—	5,054
Proportionate EMI EBITDA	—	263,345	—	—	263,345
Share-based compensation	—	—	44,577	—	44,577
Loss on debt extinguishment	—	—	635	—	635
Contingent liability fair value adjustment	5,700	—	—	—	5,700
Integration costs	10,999	—	1,622	—	12,621
Acquisition/divestiture transaction costs	—	—	812	—	812
Litigation costs	—	—	9,142	—	9,142
Other one-time costs or amortization	3,702	—	2,864	—	6,566
Income (loss) before income taxes	$175,454	$190,307	$(245,531)	$—	$120,230
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
(5)Segment Adjusted EBITDA is a non-GAAP measure; please see Key Performance Metrics in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report, for a definition and reconciliation to the GAAP measure.

The following tables present other segment expenses that are not included in the segment profit measurements above for the three and nine months ended September 30, 2026 and 2025:

	Midstream Logistics	Pipeline Transportation	Corporate and Other (1)	Consolidated

For the three months ended September 30, 2026	(In thousands)
Income tax expense	$—	$—	$5,527	$5,527
Capital expenditures	$143,071	$341	$—	$143,412

For the three months ended September 30, 2025
Income tax expense	$—	$—	$1,109	$1,109
Capital expenditures(2)(3)	$171,824	$2	$—	$171,826

	Midstream Logistics	Pipeline Transportation	Corporate and Other (1)	Consolidated

For the nine months ended September 30, 2026	(In thousands)
Income tax expense	$—	$—	$19,172	$19,172
Capital expenditures	$342,661	$5,110	$—	$347,771

For the nine months ended September 30, 2025
Income tax expense	$—	$—	$11,003	$11,003
Capital expenditures(2)(3)	$388,988	$245	$—	$389,233

	September 30,	December 31,
	2026	2025

Total assets:	(In thousands)
Midstream Logistics(4)	$4,870,458	$4,714,723
Pipeline Transportation(5)	2,105,397	2,153,280
Segment total assets	6,975,855	6,868,003
Corporate and other(1)	322,347	227,608
Total assets	$7,298,202	$7,095,611
(1)Corporate and Other activities represent those results that: (i) are not specifically attributable to an operating segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items. Items are included here to reconcile the operating segments profit and loss with the Company’s consolidated results.
(2)Excludes capital assets acquired in business combinations that are included in the Midstream Logistics segment. See Note 2—Business Combinations in the Notes to our Condensed Consolidated Financial Statements in this Quarterly Report for additional information.
(3)Excludes contributions or acquisitions made in the Company’s EMIs that are included in the Pipeline Transportation segment. See Note 6—Equity Method Investments in the Notes to our Condensed Consolidated Financial Statements in this Quarterly Report for additional information.
(4)Midstream Logistics segment included goodwill of $5.1 million as of September 30, 2026 and December 31, 2025.
(5)The Pipeline Transportation segment includes investments in unconsolidated affiliates of $1.96 billion and $2.01 billion as of September 30, 2026 and December 31, 2025, respectively.

18.    SUBSEQUENT EVENTS
On October 13, 2026, the Board declared a cash dividend of $0.81 per share on the Company’s Class A Common Stock, which was paid on October 30, 2026 to stockholders of record as of October 23, 2026. The Company, through its ownership of the general partner of the Partnership, declared a distribution of $0.81 per Common Unit from the Partnership to the holders of Common Units, which was paid on October 30, 2026.

On October 30, 2026, Kinetik Receivables LLC requested an increase of commitments pursuant to Amendment No. 2 to the Receivable Purchase Agreement, originally dated as of April 2, 2024, by $50.0 million. After giving effect to such request, the aggregate commitments under the Amended A/R Facility increased to $275.0 million.
Subsequent to the quarter ended September 30, 2026, 3.0 million Common Units were redeemed on a one-for-one basis for shares of Class A Common Stock and a corresponding number of shares of Class C Common Stock were cancelled. The Company now owns an approximate 51% limited partner interest in the Partnership as of November 3, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses the results of our operations for the three and nine months ended September 30, 2026, as compared to our results of operations for the same period in 2025. Please read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report.

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
Our Operations and Segments
We operate through two reportable segments that generate revenue from various products and services. The Midstream Logistics segment operates under three revenue streams, 1) gas gathering and processing, 2) crude oil gathering, stabilization and storage services and 3) produced water gathering and disposal. The Pipeline Transportation segment consists of two EMI pipelines originating in the Permian Basin that provide various access points to the U.S. Gulf Coast and Mexico markets, along with the Kinetik NGL Pipelines, the Brandywine Pipeline, the Delaware Link Pipeline and ECCC Pipeline assets. The pipelines transport natural gas and NGLs within the Permian Basin and to the U.S. Gulf Coast.
Midstream Logistics
Gas Gathering and Processing. The Midstream Logistics segment provides gas gathering and processing services with over 4,300 miles of low and high-pressure steel pipeline located throughout the Delaware Basin and over 825,000 horsepower of compression capacity. Gas processing assets are centralized at eight processing complexes with total cryogenic processing capacity totaling over 2.4 Bcf/d. In addition, the Midstream Logistics segment provides system-wide amine treating and 6.5 MMcf/d of acid gas injection capacity.
Crude Oil Gathering, Stabilization and Storage Services. Crude gathering assets are centralized at the Caprock Stampede Terminal and the Pinnacle Sierra Grande Terminal. The system includes approximately 290 miles of gathering pipeline and 90,000 barrels of crude storage. The crude facilities have connections for takeaway transportation into certain facilities operated by Plains All American Pipeline, L.P. Over 50 miles of gathering pipeline were added to our crude gathering assets through the Barilla Draw Acquisition, which closed in January 2025.
Water Gathering and Disposal. The system includes approximately 370 miles of gathering pipeline and approximately 610,000 barrels per day of permitted disposal capacity.
Pipeline Transportation
EMI pipelines. The Company owns the following equity interests in two EMI pipelines in the Permian Basin with access to various points along the U.S. Gulf Coast: 1) an approximate 55.5% equity interest in PHP, which is operated by Kinder Morgan; and 2) a 33.0% equity interest in Breviloba, the owner of the Shin Oak pipeline, which is operated by Enterprise Products Operating LLC.
Kinetik NGL Pipeline System. The Kinetik NGL Pipeline System consists of over 100 miles of NGL pipelines connecting our East Toyah and Pecos complexes to Waha, including our 20-inch Dewpoint pipeline that spans over 40 miles, and our 28-mile, 20-inch Brandywine Pipeline connecting to our Diamond Cryogenic complex. The Kinetik NGL Pipeline System has a capacity of approximately 580 MBbl/d.

Delaware Link Pipeline. The Delaware Link Pipeline consists of approximately 40 miles of 30-inch diameter pipeline with an initial capacity of approximately 1.0 Bcf/d that provides additional transportation capacity to Waha.

Recent Developments
ECCC Pipeline
Construction of the ECCC Pipeline was completed and the pipeline was placed into service in June 2026. The ECCC Pipeline establishes a connection between Eddy County, New Mexico and Culberson County, Texas, and provides approximately 150 MMcf/d of initial rich gas throughput capacity.
Amendment to A/R Facility
On March 31, 2026, the Partnership executed Amendment No. 2 to its Amended A/R Facility, with PNC Bank. Pursuant to this amendment, the facility limit was reduced to $225.0 million, and the scheduled termination date was extended to March 30, 2027. Furthermore, Amendment No. 2 introduced an option permitting Kinetik Receivables LLC to request an increase in commitments of up to $50.0 million in aggregate, subject to the PNC Bank’s approval. Amendment No. 2 also removed all sustainability-linked pricing provisions from the A/R Facility, including the sustainability rate adjustment, sustainability fee adjustment and related reporting obligations.
On October 30, 2026, Kinetik Receivables LLC requested an increase of commitments pursuant to Amendment No. 2 to the Receivable Purchase Agreement, originally dated as of April 2, 2024, by $50.0 million. After giving effect to such request, the aggregate commitments under the Amended A/R Facility increased to $275.0 million.

Results of Operations
The following table presents the Company’s results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change

	(In thousands, except percentages)
Operating revenues:
Service revenue	$116,576	$103,338	13%	$297,239	$343,918	(14%)
Product revenue	447,923	357,608	25%	1,250,956	981,703	27%
Other revenue	4,902	3,023	62%	12,622	8,349	51%
Total operating revenues	569,401	463,969	23%	1,560,817	1,333,970	17%
Operating costs and expenses:
Cost of sales (excluding depreciation and amortization) (1)	300,330	235,391	28%	726,646	615,452	18%
Operating expenses	71,634	76,137	(6%)	213,857	207,785	3%
Ad valorem taxes	7,524	7,099	6%	24,692	20,449	21%
General and administrative expenses	22,379	30,096	(26%)	92,840	91,932	1%
Depreciation and amortization expenses	103,803	95,409	9%	308,967	281,845	10%
(Gain) loss on disposal of assets, net	(7)	50	(114%)	(62)	(15)	NM
Total operating costs and expenses	505,663	444,182	14%	1,366,940	1,217,448	12%
Operating income	63,738	19,787	NM	193,877	116,522	66%
Other income (expense):
Interest and other income	195	303	(36%)	659	3,820	(83%)
Loss on debt extinguishment	—	—	—%	—	(635)	(100%)
Interest expense	(54,709)	(61,721)	(11%)	(162,250)	(173,949)	(7%)
Equity in earnings of unconsolidated affiliates	47,225	58,289	(19%)	155,796	174,472	(11%)
Total other income (expense), net	(7,289)	(3,129)	133%	(5,795)	3,708	NM
Income before income taxes	56,449	16,658	NM	188,082	120,230	56%
Income tax expense	5,527	1,109	NM	19,172	11,003	74%
Net income including noncontrolling interest	$50,922	$15,549	NM	$168,910	$109,227	55%
(1)Cost of sales (excluding depreciation and amortization) is net of gas service revenues totaling $101.1 million and $88.3 million for the three months ended September 30, 2026 and 2025, respectively, and $314.0 million and $224.1 million for the nine months ended September 30, 2026 and 2025, respectively, for certain volumes, where we function as principal.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Revenues
For the three months ended September 30, 2026, revenue increased by $105.4 million, or 23%, to $569.4 million, compared to $464.0 million for the same period in 2025. The increase was primarily driven by higher product revenue due to higher NGL and condensate volumes sold, as well as higher commodity prices.
Service revenue
Service revenue for the three months ended September 30, 2026 increased by $13.2 million, or 13%, to $116.6 million, compared to $103.3 million for the same period in 2025, driven by increases in period-over-period gathered and processed gas volumes of 109.7 MMcf/d, or 5% and 101.8 MMcf/d, or 6%, respectively. Over 97% of service revenues are included in the Midstream Logistics segment for the three months ended September 30, 2026.
Product revenue
Product revenue for the three months ended September 30, 2026 increased by $90.3 million, or 25%, to $447.9 million compared to $357.6 million for the same period in 2025, primarily driven by increases in NGL and condensate sales volumes, as well as higher commodity prices. Period-over-period NGL and condensate volumes sold increased by 4.3 million barrels, or 32%. The increase was also driven by increases in NGL and condensate prices of $6.12 per barrel, or 32%, and $22.26 per barrel, or 35%, respectively. The increase was partially offset by a decrease in natural gas residue volumes of 0.3 million MMBtus, or 2%, which impact was reduced by an increase in natural gas prices of $0.51 per MMBtu, or 32%. Product revenue was also impacted by our commodity hedging activities. Net realized and unrealized losses increased $23.7 million for the three months ended September 30, 2026 compared to the same period in 2025. Product revenues are included entirely in the Midstream Logistics segment.
Operating Costs and Expenses
Cost of sales (excluding depreciation and amortization)
Cost of sales (excluding depreciation and amortization) primarily consists of purchases of NGLs and natural gas from our producers at contracted market prices to support product sales to other third parties. For the three months ended September 30, 2026, cost of sales increased by $64.9 million, or 28%, to $300.3 million, compared to $235.4 million for the same period in 2025. The increase was primarily driven by the aforementioned period-over-period increase in NGL volumes sold and increases in commodity prices, partially offset by a decrease in natural gas residue volumes. Over 99% of cost of sales (excluding depreciation and amortization) is included in the Midstream Logistics segment.
General and administrative expenses
General and administrative expenses decreased by $7.7 million, or 26%, to $22.4 million for the three months ended September 30, 2026, compared to $30.1 million for the same period in 2025. The decrease was mainly driven by decreases in share-based compensation expenses of $4.9 million, litigation-related fees of $1.9 million and insurance expenses of $1.3 million.
Depreciation and amortization expenses
Depreciation and amortization expenses increased by $8.4 million, or 9%, to $103.8 million for the three months ended September 30, 2026, compared to $95.4 million for the same period in 2025. Of the total increase, $5.0 million primarily related to the Kings Landing Project being placed into service in September 2025, and the balance was associated with other new assets being placed in service over the course of 2025 and the first nine months of 2026.
Other Income (Expenses)
Interest expense
Interest expense decreased by $7.0 million, or 11%, to $54.7 million for the three months ended September 30, 2026, compared to $61.7 million for the same period in 2025. The decrease in interest expense was primarily driven by a decrease in interest expenses of $5.0 million resulting from lower outstanding debt balances and a $3.2 million increase in net realized and unrealized gains on interest rate swaps, partially offset by a decrease in capitalized interest of $1.1 million. Refer to Note 12—

Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements regarding the Company’s strategy in managing interest rate risk.
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates decreased by $11.1 million, or 19%, to $47.2 million for the three months ended September 30, 2026, compared to $58.3 million for the same period in 2025. The decrease was primarily driven by decreases in equity in earnings from PHP of $3.6 million and Breviloba of $3.7 million due to normal operations, and EPIC of $3.8 million due to the divestiture of the Company’s related equity interest in October 2025.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Revenues
For the nine months ended September 30, 2026, revenue increased by $226.8 million, or 17%, to $1.56 billion, compared to $1.33 billion for the same period in 2025. The increase was primarily driven by higher product revenue due to higher NGL, condensate and natural gas residue volumes sold and higher NGL and condensate prices, partially offset by a decrease in service revenue.
Service revenue
Service revenue for the nine months ended September 30, 2026 decreased by $46.7 million, or 14%, to $297.2 million, compared to $343.9 million for the same period in 2025, due to the period-over-period increase in total gathered and processed gas volumes where we function as the principal, resulting in higher amounts of fee revenue being reported within cost of sales as noted in footnote (1) of the table above, where fee revenue reported within cost of sales increased by $89.9 million for the nine months ended September 30, 2026 compared to the same period in 2025. The decrease was also partially driven by a period-over-period decrease in gathered gas volumes of 20.0 MMcf/d, or 1%, which was partially offset by a period-over-period increase in processed gas volumes of 38.4 MMcf/d, or 2%. Over 97% of service revenues are included in the Midstream Logistics segment for the nine months ended September 30, 2026.
Product revenue
Product revenue for the nine months ended September 30, 2026 increased by $269.3 million, or 27%, to $1.25 billion, compared to $981.7 million for the same period in 2025, primarily driven by increases in NGL, condensate, and natural gas residue volumes sold and increases in NGL and condensate prices. Period-over-period NGL and condensate volumes sold increased by 13.0 million barrels, or 33% and period-over-period natural gas residue volumes sold increased by 6.1 million MMBtu, or 16%. The increase was also driven by increases in NGL and condensate prices of $1.45 per barrel, or 7%, and $18.72 per barrel, or 29%, respectively. The increases were partially offset by a decrease in natural gas residue prices of $1.12 per MMBtu, or 55%. Product revenue was also impacted by our commodity hedging activities. The Company recognized net realized and unrealized losses of $49.9 million for the nine months ended September 30, 2026 compared to net realized and unrealized gains of $13.4 million for the same period in 2025. Product revenues are included entirely in the Midstream Logistics segment.
Operating Costs and Expenses
Cost of sales (excluding depreciation and amortization)
Cost of sales (excluding depreciation and amortization) primarily consists of purchases of NGLs and natural gas from our producers at contracted market prices to support product sales to other third parties. For the nine months ended September 30, 2026, cost of sales increased by $111.2 million, or 18%, to $726.6 million, compared to $615.5 million for the same period in 2025. The increase was primarily driven by the aforementioned period-over-period increases in NGL, condensate and natural gas residue volumes sold and increases in NGL and condensate prices, partially offset by a decrease in natural gas residue prices. Over 99% of cost of sales (excluding depreciation and amortization) is included in the Midstream Logistics segment.

Depreciation and amortization expenses
Depreciation and amortization expenses increased by $27.1 million, or 10% to $309.0 million for the nine months ended September 30, 2026, compared to $281.8 million for the same period in 2025. Of the total increase, $17.7 million primarily relates to the Kings Landing Project being placed into service in September 2025, and the balance is associated with other new assets being placed in service over the course of 2025 and the first nine months of 2026.
Other Income (Expenses)
Interest expense
Interest expense decreased by $11.7 million, or 7%, to $162.3 million for the nine months ended September 30, 2026, compared to $173.9 million for the same period in 2025. The decrease in interest expense was primarily driven by a decrease in interest expenses of $7.3 million due to lower outstanding debt balances, and an $8.6 million increase in net realized and unrealized gains on interest rate swaps, partially offset by a $4.2 million decrease in capitalized interest. Refer to Note 12 Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements regarding the Company’s strategy in managing interest rate risk.
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates decreased by $18.7 million, or 11%, to $155.8 million for the nine months ended September 30, 2026, compared to $174.5 million for the same period in 2025. The decrease was primarily driven by decreases in equity in earnings from Breviloba of $12.2 million due to normal operations, and EPIC of $11.3 million due to the divestiture of the Company’s related equity interest in October 2025. The decrease was partially offset by an increase in equity in earnings from PHP of $4.8 million.
Income Tax Expense
Income tax expense increased by $8.2 million, or 74% to $19.2 million for the nine months ended September 30, 2026, compared to $11.0 million for the same period in 2025. The increase was primarily driven by higher income before income taxes for the nine months ended September 30, 2026.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change

	(In thousands, except percentages)
Reconciliation of net income including noncontrolling interest to Adjusted EBITDA
Net income including noncontrolling interest	$50,922	$15,549	NM	$168,910	$109,227	55%
Add back:
Interest expense	54,709	61,721	(11%)	162,250	173,949	(7%)
Income tax expense	5,527	1,109	NM	19,172	11,003	74%
Depreciation and amortization expenses	103,803	95,409	9%	308,967	281,845	10%
Amortization of contract cost assets	2,054	1,744	18%	6,058	5,054	20%
Proportionate EMI EBITDA	67,623	87,715	(23%)	212,530	263,345	(19%)
Share-based compensation	9,346	14,229	(34%)	39,074	44,577	(12%)
Loss on disposal of assets, net	—	50	(100%)	—	—	—%
Loss on debt extinguishment	—	—	—%	—	635	(100%)
Commodity hedging unrealized loss	27,800	6,485	NM	25,189	—	100%
Contingent liability fair value adjustment	—	5,700	(100%)	—	5,700	(100%)
Integration costs	—	6,650	(100%)	368	12,621	(97%)
Acquisition / divestiture transaction costs	—	812	(100%)	—	812	(100%)
Litigation costs	2,959	3,746	(21%)	19,947	9,142	118%
Other one-time cost or amortization	828	170	NM	4,180	6,566	(36%)
Deduct:
Interest income	195	166	17%	659	1,274	(48%)
Commodity hedging unrealized gain	—	—	—%	—	13,131	(100%)
Gain on disposal of assets, net	7	—	100%	62	15	NM
Equity in earnings of unconsolidated affiliates	47,225	58,289	(19%)	155,796	174,472	(11%)
Adjusted EBITDA	$278,144	$242,634	15%	$810,128	$735,584	10%
NM - not meaningful

For the three months ended September 30, 2026, Adjusted EBITDA increased by $35.5 million, or 15%, to $278.1 million, compared to $242.6 million for the same period in 2025. As discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations in this Quarterly Report, the change was driven by higher operating revenues of $105.4 million and lower operating expenses, ad valorem taxes and general and administrative expenses, totaling $11.8 million, partially offset by higher cost of sales (excluding depreciation and amortization) of $64.9 million, a decrease in proportionate EMI EBITDA of $20.1 million, primarily resulting from the divestiture of the Company’s equity interest in EPIC. The increase also reflected a higher unrealized losses on commodity hedging activities of $21.3 million, partially offset by decreases in fair value adjustments to contingent liabilities of $5.7 million, share-based compensation expenses of $4.9 million, and integration, transaction and other one-time costs or amortization totaling $7.6 million.
For the nine months ended September 30, 2026, Adjusted EBITDA increased by $74.5 million, or 10%, to $810.1 million, compared to $735.6 million for the same period in 2025. As discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations in this Quarterly Report, the change reflected higher operating revenues of $226.8 million, partially offset by higher cost of sales (excluding depreciation and amortization), operating expenses, ad valorem taxes and general and administrative expenses, totaling $122.4 million, a decrease in proportionate EMI EBITDA of $50.8 million, primarily resulting from the divestiture of the Company’s equity interest in EPIC, and an unrealized loss on commodity hedging activities of $25.2 million compared to an unrealized gain on commodity hedging activities of $13.1 million in the same period in 2025. The increase was further offset by lower integration, transaction and other one-time costs or amortization totaling $15.5 million.
Segment Adjusted EBITDA
Segment Adjusted EBITDA is defined as segment net income or loss including noncontrolling interest adjusted for interest, taxes, depreciation and amortization, gain or loss on disposal of assets and debt extinguishment, the proportionate EBITDA from our EMI pipelines, equity income recorded using the equity method, share-based compensation expense, noncash increases and decreases related to commodity hedging activities, integration and transaction costs and extraordinary losses and unusual or nonrecurring charges. The following table presents Segment Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025. Also refer to Note 17—Segments in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for a reconciliation of Segment Adjusted EBITDA to net income before income taxes.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change

	(In thousands, except percentages)
Midstream Logistics	$203,571	$151,358	34%	$587,259	$462,763	27%
Pipeline Transportation	78,511	95,454	(18%)	239,487	286,104	(16%)
Corporate and Other(1)	(3,938)	(4,178)	(6%)	(16,618)	(13,283)	25%
Total Segment Adjusted EBITDA	$278,144	$242,634	15%	$810,128	$735,584	10%
(1)Corporate and Other represents those results that: (i) are not specifically attributable to a reportable segment; (ii) are not individually reportable or (iii) have not been allocated to a reportable segment for the purpose of evaluating their performance, including certain general and administrative expense items.
Midstream Logistics Segment Adjusted EBITDA increased by $52.2 million, or 34%, to $203.6 million for the three months ended September 30, 2026, compared to $151.4 million for the same period in 2025. The change was primarily driven by higher operating revenues of $102.9 million and higher unrealized losses on commodity hedging activities of $21.3 million, partially offset by higher cost of sales (excluding depreciation and amortization) of $65.4 million. The reasons for the fluctuations are discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations in this Quarterly Report.

Midstream Logistics Segment Adjusted EBITDA increased by $124.5 million, or 27%, to $587.3 million for the nine months ended September 30, 2026, compared to $462.8 million for the same period in 2025. The change was primarily driven by higher operating revenues of $224.7 million, partially offset by higher cost of sales (excluding depreciation and amortization), operating expenses and ad valorem taxes, totaling $123.4 million. Also lending to the increase was an unrealized loss on commodity hedging activities of $25.2 million during the nine months ended September 30, 2026 compared to an unrealized gain on commodity hedging activities of $13.1 million in the same period of 2025. The increase was also offset by decreases in fair value adjustments to contingent liabilities of $5.7 million and integration, transaction and other one-time costs or amortizations totaling $10.8 million. The reasons for the fluctuations are discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations in this Quarterly Report.
Pipeline Transportation Segment Adjusted EBITDA decreased by $16.9 million, or 18%, to $78.5 million for the three months ended September 30, 2026, compared to $95.5 million for the same period in 2025. The decrease was mainly due to lower proportionate EMI EBITDA of $20.1 million, primarily related to the divestiture of the Company’s equity interest in EPIC during October 2025, partially offset by higher operating revenues of $3.5 million.
Pipeline Transportation Segment Adjusted EBITDA decreased by $46.6 million, or 16%, to $239.5 million for the nine months ended September 30, 2026, compared to $286.1 million for the same period in 2025. The decrease was mainly due to lower proportionate EMI EBITDA of $50.8 million, primarily related to the divestiture of the Company’s equity interest in EPIC during October 2025, partially offset by higher operating revenues of $3.9 million.

Contractual Obligations
We have contractual obligations for principal and interest payments on our 2028 Notes, 2030 Notes, and under the Term Loan Credit Agreement, the Revolving Credit Agreement and the Amended A/R Facility. See Note 7—Debt and Financing Costs in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.
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
During the nine months ended September 30, 2026, the Company’s primary sources of cash were distributions from the EMI pipelines, borrowings under the revolving credit facility and Amended A/R Facility, and cash generated from operations. Based on the Company’s current financial plan, the Company believes that cash from operations, distributions from the EMI pipelines and remaining borrowing capacity on our credit facilities will generate cash flows in excess of capital expenditures and the amount required to fund the Company’s planned quarterly dividend over the next 12 months. The following table presents a summary of the Company’s key liquidity indicators at the dates presented:
Liquidity

	September 30, 2026
(In thousands)	Total Capacity	Outstanding Borrowings	Letters of Credit	Available Borrowing Capacity
A/R Facility	$225,000	$225,000	$—	$—
Revolving Line of Credit	1,600,000	525,000	12,600	1,062,400
Total	$1,825,000	$750,000	$12,600	$1,062,400
Cash and cash equivalents				7,024
Total liquidity				$1,069,424

	December 31, 2025
(In thousands)	Total Capacity	Outstanding Borrowings	Letters of Credit	Available Borrowing Capacity
A/R Facility	$250,000	$165,200	$—	$84,800
Revolving Line of Credit	1,600,000	453,000	12,600	1,134,400
Total	$1,850,000	$618,200	$12,600	$1,219,200
Cash and cash equivalents				3,951
Total liquidity				$1,223,151
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
As of September 30, 2026, we had $1.05 billion of our 6.625% senior unsecured notes due 2028 and $1.00 billion of our 5.875% senior unsecured notes due 2030 outstanding. From time to time, we may seek to retire or repurchase our outstanding senior unsecured notes through open-market purchases, privately negotiated transactions or otherwise.
On May 30, 2025, the Partnership entered into the Term Loan Credit Agreement. The proceeds were used to repay and terminate the 2022 Term Loan Credit Agreement. As of September 30, 2026, we had an outstanding borrowing of $1.15 billion under the Term Loan Credit Agreement.
Revolving Credit Agreement
On May 30, 2025, the Partnership entered into the Revolving Credit Agreement. The Revolving Credit Agreement provides for a $1.60 billion senior unsecured revolving credit facility, which includes a $200.0 million sublimit for the issuance of letters of credit, and a $300.0 million sublimit for swingline loans.
All borrowings under the Revolving Credit Agreement mature on May 30, 2030, unless such maturity date is adjusted in accordance with the Revolving Credit Agreement. As of September 30, 2026, we had an outstanding borrowing of $525.0 million and remaining borrowing capacity of $1.06 billion.
A/R Facility
On March 31, 2026, the Partnership executed Amendment No. 2 to its Amended A/R Facility, with PNC Bank. Pursuant to this amendment, the facility limit was reduced to $225.0 million, and the scheduled termination date was extended to March 30, 2027. Furthermore, Amendment No. 2 introduced an option permitting Kinetik Receivables LLC to request an increase in commitments of up to $50.0 million in aggregate, subject to the Purchaser’s approval. Amendment No. 2 also removed all sustainability-linked pricing provisions previously applicable under the A/R Facility. As of September 30, 2026, eligible accounts receivable of $225.0 million were pledged to the Amended A/R Facility as collateral.
Capital Requirements and Expenditures
Our operations require investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational regulations. During the nine months ended September 30, 2026 and 2025, capital spending mainly consisted of spending on property, plant and equipment totaling $325.8 million and $358.4 million, respectively, and intangible asset purchases totaling $22.0 million and $30.9 million, respectively.
The Company anticipates its existing capital resources will be sufficient to fund future capital expenditures for EMI pipelines and the Company’s existing infrastructure assets over the next 12 months. For further information on EMIs, refer to Note 6—Equity Method Investments in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Cash Flow
The following tables present cash flows from operating, investing and financing activities during the periods presented:

	Nine Months Ended September 30,
	2026	2025

	(In thousands)
Cash provided by operating activities	$614,387	$494,030
Cash used in investing activities	$(348,076)	$(562,930)
Cash (used in) provided by financing activities	$(263,238)	$73,031
Operating activities. Net cash provided by operating activities increased by $120.4 million for the nine months ended September 30, 2026 to $614.4 million, compared to $494.0 million for the same period in 2025. The change in the operating cash flows reflected (i) an increase in net income including noncontrolling interest of $59.7 million; (ii) an increase in adjustments reconciling net income to operating cash flows of $72.2 million, which was mainly driven by an increase in non-cash derivative fair value adjustments of $54.7 million, partially offset by higher outgoing derivative cash settlements of $24.4 million, an increase in depreciation and amortization expenses of $27.1 million, and a decrease in equity in earnings of unconsolidated affiliates of $18.7 million; and (iii) a decrease in working capital of $11.5 million.
Investing activities. Net cash used in investing activities decreased by $214.9 million for the nine months ended September 30, 2026 to $348.1 million, compared to $562.9 million used in the same period in 2025. The decrease was primarily driven by a decrease in cash used in business acquisitions of $175.5 million related to Barilla Draw Acquisition completed in January 2025 and decreases in property, plant and equipment and intangible assets expenditures of $32.6 million and $8.9 million, respectively.
Financing activities. Net cash used in financing activities was $263.2 million for the nine months ended September 30, 2026, which was comprised of net proceeds from the revolving credit facility and Amended A/R Facility of $131.6 million, fully offset by cash dividends of $394.9 million paid to the holders of Class A Common Stock and Common Units, compared with net cash provided by financing activities of $73.0 million for the nine months ended September 30, 2025, which was comprised of net proceeds from the Company’s long-term debt, revolving credit facility and Amended A/R Facility of $619.3 million, partially offset by cash dividends of $373.8 million paid to the holders of Class A Common Stock and Common Units and cash paid to repurchase Class A Common Stock of $172.6 million.
Dividend
During the nine months ended September 30, 2026, the Company made cash dividend payments of $394.9 million to holders of Class A Common Stock and Common Units and $1.6 million was reinvested in shares of Class A Common Stock by Class A Common Stock and Common Units holders.
On October 13, 2026, the Board declared a cash dividend of $0.81 per share on the Company’s Class A Common Stock which was paid to stockholders on October 30, 2026. The Company, through its ownership of the general partner of the Partnership, declared a distribution of $0.81 per Common Unit from the Partnership to the holders of Common Units, which was paid on October 30, 2026. As described in these Condensed Consolidated Financial Statements, as the context requires, dividends paid to holders of Class A Common Stock and distributions paid to holders of Common Units may be referred to collectively as “dividends.”
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
During the nine months ended September 30, 2026, the Company did not repurchase any of its Class A Common Stock under the Repurchase Program.

Off-Balance Sheet Arrangements
As of September 30, 2026, there were no off-balance sheet arrangements.

Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. Please refer to information regarding our critical accounting policies and estimates included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.

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
Commodity Price Risk
The results of the Company’s operations may be affected by the market prices of oil, natural gas and NGLs. A portion of the Company’s revenue is directly tied to local crude, natural gas, NGLs and condensate prices in the Permian Basin and the U.S. Gulf Coast. Fluctuations in commodity prices also impact operating cost elements both directly and indirectly. For example, commodity prices directly impact costs such as power and fuel, which are expenses that increase or decrease in line with changes in commodity prices. Commodity prices also affect industry activity and demand, thus indirectly impacting the cost of items such as labor and equipment rentals. Management regularly reviews the Company’s potential exposure to commodity price risk and uses financial or physical arrangements to mitigate potential volatility. Refer to Note 12—Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for additional discussion regarding our hedging strategies and objectives.
Interest Rate Risk
At its October 2026 meeting, the FOMC held the target range for the federal funds rate at 3.75%–4.00%. Continued inflationary pressures, changes in monetary policy and elevated interest rates could increase our operating and borrowing costs, affect the availability and cost of capital and adversely affect economic activity and the financial condition of our customers.
As of September 30, 2026, the Company had $1.90 billion of floating rate debt outstanding. A hypothetical 1.0% change in interest rates, ignoring the economic effect of current interest rate swaps, would result in a maximum potential change to annual interest expense of approximately $19.0 million for the Revolving Credit Agreement, the Term Loan Credit Agreement and the Amended A/R Facility. Refer to Note 12—Derivatives and Hedging Activities in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for additional discussion regarding our related hedging strategies and objectives.
Credit Risk
There have been no material changes in the Company’s credit risk exposure that would affect the quantitative or qualitative disclosures presented as of December 31, 2025, in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of September 30, 2026, pursuant to Rule 13a-15(b) of the Exchange Act, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting and Administrative Officer, who serves as the principal financial officer and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Accounting and Administrative Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of September 30, 2026.
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
Change in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For further information regarding legal proceedings, refer to Note 16—Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, Item 1A — “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 26, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchase of Class A Common Stock
During the three months ended September 30, 2026, the Company did not repurchase any of its Class A Common Stock under the Repurchase Program.

ITEM 5. OTHER INFORMATION
Trading Arrangements
In August 2026, we adopted a policy for awards that will vest in the year ended December 31, 2026 and beyond (unless and until such policy is subsequently terminated or modified by the Company) pursuant to which any participant who has received an award with mandatory sell-to-cover provisions will be required to sell, upon the settlement of any RSUs or PSUs, a portion of the shares subject to the award sufficient to cover tax withholding obligations and to remit an amount equal to such tax withholding obligations to the Company. In connection with the adoption of the policy, the Compensation Committee of the Board amended outstanding award agreements for all of our executive officers other than our Chief Executive Officer to institute automatic sell-to-cover, and the form of such amendment is filed with this Quarterly Report as Exhibit 10.2, which is incorporated herein by reference.
Other than the sell-to-cover arrangements described above, during the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Organizational Update
Effective November 4, 2026, Jake Loden was appointed Senior Vice President, Chief Accounting Officer and Controller, assuming the Chief Accounting Officer title from Steve Stellato. Mr. Stellato continues to serve as Executive Vice President, Chief Administrative Officer and was appointed Chief People Officer effective as of November 4, 2026. Mr. Stellato will maintain his roles as the Company’s Principal Financial Officer and Principal Accounting Officer.

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

10.2†	–	Amendment to Award Agreement (Sell-to-Cover) (RSU and PSU)
10.3**	–	Receivables Purchase Commitment Increase Request and Fee Letter
31.1*	–	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	–	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	–	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	–	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.
101*	–
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Equity and Noncontrolling Interests and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

KINETIK HOLDINGS INC.

Dated:	November 5, 2026	/s/ Jamie Welch
Jamie Welch
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated:	November 5, 2026	/s/ Steven Stellato
Steven Stellato
Executive Vice President, Chief Administrative Officer and Chief People Officer
(Principal Financial Officer and Principal Accounting Officer)